Form 10-Q
period 1997-06-30
CNL AMERICAN REALTY FUND INC
filed 1997-08-25
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    333-9943


                 CNL American Realty Fund, Inc.
             (Exact name of registrant as specified in its charter)


           Maryland                                   59-3396369
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


400 E. South Street, #500
Orlando, Florida                                                 32801
----------------------------                         -----------------
(Address of principal                                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                 (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [ ]       No    [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

20,000 shares of common stock, $.01 par value, outstanding as of August 19, 1997.

                                    CONTENTS



                                                                         Page
                                                                         ----
Part I

  Item 1.  Financial Statements:

             Balance Sheets                                              1

             Statements of Stockholder's
               Equity                                                    2

             Notes to Financial Statements                               3-5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                       6-8


Part II

  Other Information                                                      9

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS



                                                       June 30,     December 31,
          ASSETS                                         1997           1996
                                                       --------     --------

Cash                                                  $  2,017       $  2,084
Deferred offering costs                                710,470        596,106
                                                      --------       --------

                                                      $712,487       $598,190
                                                      ========       ========


      LIABILITIES AND
    STOCKHOLDER'S EQUITY

Accrued offering costs:
  Due to related parties                              $512,487       $386,561
  Due to others                                             -          11,629
                                                      --------       --------
                                                       512,487        398,190
                                                      --------       --------
Stockholder's equity:
  Common stock, $.01 par value;
    100,000 shares authorized,
    20,000 shares issued and
    outstanding                                            200            200
  Capital in excess of par value                       199,800        199,800
                                                      --------       --------
                                                       200,000        200,000
                                                      --------       --------

                                                      $712,487       $598,190
                                                      ========       ========





          See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       Six Months Ended June 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996

                                           Common stock
                                           ------------    Capital in
                                         Number      Par   excess of
                                        of shares   value  par value     Total
                                        ---------  ------  ---------   --------

Balance, June 12, 1996
  (Date of Inception)                        -     $ -     $     -     $     -

Cash received from sale of
  common stock to related
  party                                  20,000     200     199,800     200,000
                                         ------    ----    --------    --------

Balance, December 31, 1996               20,000     200     199,800     200,000

Cash received from sale of
  common stock                               -       -           -           -
                                         ------    ----    --------    -------

Balance, June 30, 1997                   20,000    $200    $199,800    $200,000
                                         ======    ====    ========    ========


                  See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                 Quarter and Six Months Ended June 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL American Realty Fund, Inc. (the "Company") was organized in Maryland on June 12, 1996. Beginning on July 9, 1997, the Company offered for sale up to $165,000,000 of shares of common stock (16,500,000 shares at $10 per share), 1,500,000 shares of which will be available only to stockholders who elect to participate in the Company's reinvestment plan, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective July 9, 1997.

         The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and in restaurant properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

         The Company is in the development stage and has not begun operations.

         Income Taxes - The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 95 percent of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Quarter and Six Months Ended June 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996


1.       Significant Accounting Policies - Continued:

         its income and property, and federal income and excise taxes on its undistributed income.

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

2.       Deferred Offering Costs:

         The Company has and will continue to incur certain costs in connection with the offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. If the offering is not successful, the Company will not be required to repay these amounts. CNL Real Estate Advisors, Inc., the advisor to the Company, has agreed to pay all organizational and offering expenses which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

3.       Capitalization:

         At June 30, 1997 and December 31, 1996, the Company was authorized to issue 100,000 shares of common stock, all of one class, with a par value of $.01 per share. In July 1997, the Company amended the Articles of Incorporation to increase the number of authorized shares of capital stock from 100,000 shares to 126,000,000 shares (consisting of 60,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares).

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Quarter and Six Months Ended June 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996


4.       Related Party Arrangements:

         Certain affiliates of the Company will receive fees and compensation in connection with the offering, and the acquisition, management, and sale of the assets of the Company.

         On June 12, 1996 (date of inception), CNL Fund Advisors, Inc. contributed $200,000 in cash to the Company and became its sole stockholder. In February 1997, CNL Real Estate Advisors, Inc. purchased the Company's outstanding common stock from CNL Fund Advisors, Inc. and became the sole stockholder of the Company.

         Amounts due to CNL Real Estate Advisors, Inc., CNL Fund
         Advisors, Inc. and their affiliates consisted of the following at:


                                                       June 30,     December 31,
                                                         1997           1996
                                                       -------       ---------
           Expenditures incurred
             on behalf of the
             Company                                  $452,981       $357,896
           Accounting and admini-
             strative services                          59,506         28,665
                                                      --------       --------

                                                      $512,487       $386,561
                                                      ========       ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         CNL American Realty Fund, Inc. (the "Company") is a Maryland corporation that was organized June 12, 1996, to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company is not obligated to invest in both hotel Properties and restaurant Properties. The Company may also provide mortgage financing (the "Mortgage Loans") in the aggregate principle amount of approximately 5% to 10% of the gross offering proceeds. The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the offering.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) listing of the shares on a national securities exchange or over-the-counter market ("Listing"), or (b) the commencement of orderly sales of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a
REIT).

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective July 9, 1997, the Company registered for sale an aggregate of $165,000,000 of shares of common stock (the "Shares") (16,500,000 Shares at $10 per Share), with 1,500,000 of such shares available only to stockholders who elect to participate in the Company's reinvestment plan. The offering of Shares of the Company commenced on July 9, 1997. The offering of Shares of the Company will terminate no later than July 9, 1998, unless the Company elects to extend it to a date no later than July 9, 1999, in states that permit such extension.

        This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Secuities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain the Line of Credit or Permanent Financing on satisfactory terms, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had not commenced its offering of Shares, and no subscriptions had been received as of such date. Aggregate capital contributions of $200,000, from an affiliate of the Company, are the Company's sole source of capital until the Company sells the minimum number of 250,000 Shares ($2,500,000). As of August 19, 1997, no subscription funds had been deposited with the escrow agent for the offering.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. Pending the receipt of offering proceeds or permanent financing, the Company plans to obtain a revolving line of credit in an amount up to $45,000,000 (the "Line of Credit"). The Company also plans to obtain permanent financing ("Permanent Financing"). Although the Board of Directors anticipates that the aggregate amount of any Permanent Financing shall not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets, defined for this purpose as the Company's total assets (other than intangibles), calculated at cost, less total liabilities. The Line of Credit is expected to be used to facilitate the acquisition of assets and will be repaid with proceeds of the offering or from the Permanent Financing. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         At June 30, 1997 and December 31, 1996, the Company's total assets were $712,487 and $598,190, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred offering costs during the six months ended June 30, 1997.

         As of June 30, 1997, the Company owed an affiliate of the Company $512,487 for certain organizational and offering expenses it has incurred on behalf of the Company. In the event the minimum offering proceeds are not received by the Company, the Company will have no obligation to repay such amounts. Further, CNL Real Estate Advisors, Inc., the advisor of the Company, has agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds.

         Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that the Line of Credit and Permanent Financing have not been obtained and that the Company has not entered into Mortgage Loans or Secured Equipment Leases and the fact that the Company will not purchase a Property until sufficient cash is available for such purchase, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         As of June 30, 1997, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases will not exceed 10% of the gross offering proceeds.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No significant operations had commenced as of August 19, 1997, because the Company was in its development stage. No operations will commence until such time as the Company has sold at least 250,000 Shares ($2,500,000).

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On June 26, 1997, the sole stockholder of the Registrant consented to the amendment and restatement of the Articles of Incorporation of the Registrant (which amendment and restatement did not differ from the form included in the Registrant's Registration Statement on Form S-11, No. 333-9943).

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 20th day of August, 1997.

                         CNL AMERICAN REALTY FUND, INC.

                                            By: /s/ James M. Seneff, Jr.
                                               --------------------------
                                                JAMES M. SENEFF, JR.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By: /s/ Robert A. Bourne
                                                --------------------------
                                                ROBERT A. BOURNE
                                                Director and President
                                                (Principal Financial Officer)