Form 10-Q
period 1997-09-30
CNL AMERICAN REALTY FUND INC
filed 1997-11-12
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes            No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

347,610 shares of common stock, $.01 par value, outstanding as of October 21, 1997.

                                    CONTENTS






Part I                                                    Page

  Item 1.  Financial Statements:

             Balance Sheets                               1

             Statements of Stockholder's
               Equity                                     2

             Notes to Financial Statements                3-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                        7-10


Part II

  Other Information                                       11

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS



                                             September 30,        December 31,
          ASSETS                                 1997                 1996
                                             -------------        -----------

Cash                                        $    2,016           $    2,084
Deferred offering costs                      1,130,571              596,106
Other assets                                    52,124                   -
                                            ----------           ----------

                                            $1,184,711           $  598,190
                                            ==========           ==========


      LIABILITIES AND
    STOCKHOLDER'S EQUITY

Accrued offering costs:
  Due to related parties                    $  984,711           $  386,561
  Due to others                                     -                11,629
                                            ----------           ----------
                                               984,711              398,190
                                            ----------           ----------
Stockholder's equity:
  Preferred stock, without par
    value.  Authorized and unissued
    3,000,000 shares in 1997                        -                    -
  Excess shares, $.01 par value
    per share.  Authorized and
    unissued 63,000,000 shares in
    1997                                            -                    -
  Common stock, $.01 par value per
    share.  Authorized 60,000,000
    and 100,000 shares, respectively,
    issued and outstanding 20,000
    shares                                         200                  200
  Capital in excess of par value               199,800              199,800
                                            ----------           ----------
                                               200,000              200,000
                                            ----------           ----------

                                            $1,184,711           $  598,190
                                            ==========           ==========



                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                    Nine Months Ended September 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996


                                                                   Common stock      Capital in
                                                        Number          Par          excess of
                                                       of shares       value         par value           Total
Balance, June 12, 1996
  (Date of Inception)                                       -         $   -          $      -         $       -

Cash received from sale of
  common stock to related
  party                                                 20,000           200           199,800           200,000
                                                      --------        ------        ----------        ----------

Balance, December 31, 1996                              20,000           200           199,800           200,000

Subscriptions received for
  common stock through public
  offering                                             115,830         1,158         1,157,142         1,158,300

Subscriptions held in escrow
  at September 30, 1997                               (115,830)       (1,158)       (1,157,142)       (1,158,300)
                                                      --------        ------        ----------        ----------

Balance, September 30, 1997                             20,000        $  200        $  199,800        $  200,000
                                                      ========        ======        ==========        ==========



                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

              Quarter and Nine Months Ended September 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996


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

         As of September 30, 1997 the Company was in the development stage and had not begun operations.

         Income Taxes - The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 95 percent of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Quarter and Nine Months Ended September 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996

2.       Public Offering:

         The Company has filed a currently effective registration statement on Form S-11 with the Securities and Exchange Commission.

         A maximum of 16,500,000 shares ($165,000,000) may be sold, including 1,500,000 shares ($15,000,000) which is available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. As of September 30, 1997, the Company had received subscription proceeds of $1,158,300 (115,830 shares), of which $1,036,050 and
         $122,250 (representing funds from Pennsylvania investors) are being held in escrow until the Company receives aggregate subscription proceeds of at least $2,500,000 and $8,250,000, respectively, from this offering.

3.       Deferred Offering Costs:

         The Company has and will continue to incur certain costs in connection with the offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offering. Certain preliminary costs incurred have been and will be advanced by an affiliate of the Company. CNL Real Estate Advisors, Inc., the advisor to the Company, has agreed to pay all organizational and offering expenses which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

         As of September 30, 1997, the Company had incurred $1,130,571 in organizational and offering costs which has been treated as deferred offering costs. Once the Company receives the minimum amount of subscriptions, the deferred offering costs will be charged to the stockholders' capital accounts subject to the three percent cap described above.

4.       Capitalization:

         In July 1997, the Company amended its Articles of Incorporation to increase the number of authorized shares of capital stock from 100,000 shares to 126,000,000 shares (consisting of 60,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares).

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Quarter and Nine Months Ended September 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996

5.       Related Party Transactions:

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

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of shares, a substantial portion of which ($81,081) will be paid as commissions to other broker-dealers. As of September 30, 1997, $86,873 of such fees had been incurred.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. As of September 30, 1997, $5,792 of such fees had been incurred.

         CNL Securities Corp. will also receive a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering is completed in the amount of 0.20% of the stockholders' investment in the Company. As of September 30, 1997, no such fees had been incurred.

         CNL Real Estate Advisors, Inc. is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of the total amount raised from the sale of shares. As of September 30, 1997, $52,124 of such fees had been incurred. This amount is included in other assets at September 30, 1997.

                         CNL AMERICAN REALTY FUND, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Quarter and Nine Months Ended September 30, 1997 and
                        June 12, 1996 (Date of Inception)
                            through December 31, 1996

5.       Related Party Transactions - Continued:

         During the quarter and nine months ended September 30, 1997, CNL Real Estate Advisors, Inc. and its affiliates provided accounting and administrative services to the Company, primarily in connection with the registration of the offering, totalling $54,505 and $92,657, respectively, which are included in deferred offering costs.

         The amounts due to related parties consisted of the following at:

                                                   September 30,    December 31,
                                                          1997         1996

                  Due to CNL Securities Corp.:
                    Commissions                        $ 86,873    $     -
                    Marketing support and due
                      diligence expense reim-
                      bursement fee                       5,792          -
                                                       --------    --------
                                                         92,665          -
                                                       --------    --------
                  Due to CNL Real Estate Advisors,
                    Inc.:
                      Expenditures incurred for
                        organizational and offering
                        expenses on behalf of the
                        Company                         718,600     357,896
                      Accounting and administrative
                        services                        121,322      28,665
                      Acquisition fees                   52,124          -
                                                       --------    --------
                                                        892,046     386,561
                                                       --------    --------

                                                       $984,711    $386,561

6.       Subsequent Event:

         As of October 15, 1997, the Company had received aggregate subscription proceeds of $2,774,580, which exceeded the minimum offering amount of $2,500,000, and $2,652,330 of the funds (which excluded all funds received from Pennsylvania investors) were released from escrow. As of October 21, 197, the Company had received total subscription proceeds of $3,276,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL American Realty Fund, Inc. (the "Company") is a Maryland corporation that was organized on June 12, 1996, to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company is not obligated to invest in both hotel Properties and restaurant Properties. The Company may also provide mortgage financing (the "Mortgage Loans") in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the offering.

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

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective July 9, 1997 (Commission file number 333-9943), the Company registered for sale an aggregate of $165,000,000 of shares of common stock (the "Shares") (16,500,000 Shares at $10 per Share), with 1,500,000 of such shares available only to stockholders who elect to participate in the Company's reinvestment plan. The offering of Shares of the Company commenced on July 9, 1997 and are being offered to the public on a "best efforts" basis (which means that no one is guaranteeing that any minimum amount will be sold) through CNL Securities Corp., the managing dealer, and other soliciting dealers who are members of the National Association of Securities Dealers, Inc. or other persons or entities exempt from broker-dealer registration. The offering of Shares of the Company will terminate no later than July 9, 1998, unless the Company elects to extend it to a date no later than July 9, 1999, in states that permit such extension.

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward- looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain a line of credit or permanent financing, as described below, on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases.

Liquidity and Capital Resources

         During the period June 12, 1996 (date of inception) through December 31, 1996, the Company received initial capital contributions of $200,000 for 20,000 Shares of common stock from an affiliate.

         Effective July 1997, the Company commenced an offering of its Shares of common stock. As of September 30, 1997, the Company had received subscription proceeds of $1,158,300 (115,830 Shares), which were being held in escrow until the Company received aggregate subscription proceeds of at least $2,500,000 from the offering. As of October 15, 1997, the Company had received aggregate subscription proceeds of $2,774,580, and $2,652,330 of the funds were released from escrow. Subscription proceeds from Pennsylvania investors which totalled $122,250 as of October 15, 1997 will be held in escrow until the Company receives aggregate subscription proceeds of at least $8,500,000. As of October 21, 1997, the Company had approximately $1,906,000 available to invest in Properties and Mortgage Loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organizational and offering expenses, and acquisition fees.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. Pending the receipt of offering proceeds or permanent financing, the Company plans to obtain a revolving line of credit in an amount up to $45,000,000 (the "Line of Credit"). The Company also plans to obtain permanent financing ("Permanent Financing"). Although the Board of Directors anticipates that the aggregate amount of any Permanent Financing shall not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets, defined for this purpose as the Company's total assets (other than intangibles), calculated at cost, less total liabilities. The Line of Credit is expected to be used to facilitate the acquisition of assets and will be repaid with proceeds of the offering or from Permanent Financing. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the
Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         At September 30, 1997 and December 31, 1996, the Company's total assets were $1,184,711 and $598,190, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred offering costs during the nine months ended September 30, 1997.

         As of September 30, 1997, the Company owed its advisor, CNL Real Estate Advisors, Inc., $892,046 for certain organizational and offering expenses it has incurred on behalf of the Company, accounting and administrative services and acquisition fees. CNL Real Estate Advisors, Inc. has agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds. In addition, as of September 30, 1997, the Company accrued $92,665 due to CNL Securities Corp., the managing dealer of the Company's offering, for commissions and marketing support and due diligence expense reimbursement fees.

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

         As of September 30, 1997, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases will not exceed 10% of the gross offering proceeds.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No significant operations had commenced as of September 30, 1997, because the Company was in its development stage. No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.

                           CNL AMERICAN REALTY FUND, INC.

                                     By:     /s/ James M. Seneff, Jr.
                                             -----------------------------
                                             JAMES M. SENEFF, JR.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                     By:     /s/ Robert A. Bourne
                                             -----------------------------
                                             ROBERT A. BOURNE
                                             Director and President
                                             (Principal Financial Officer)