Form 10-K
period 1997-12-31
CNL AMERICAN REALTY FUND INC
filed 1998-02-26
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 333-9943

                         CNL AMERICAN REALTY FUND, INC.
             (Exact name of registrant as specified in its charter)

                    Maryland                             59-3396369
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 422-1574

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                 Title of each class:     Name of exchange on which registered:
                         None                        Not Applicable

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                                      None
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of shares of common stock outstanding as of February 18, 1998, was 1,491,067.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL American Realty Fund, Inc. Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1998.

                                     PART I


Item 1.  Business

         CNL American Realty Fund, Inc. (the "Company") is a corporation which was organized pursuant to the laws of the state of Maryland on June 12, 1996, and which operates for federal income tax purposes as a real estate investment trust (a "REIT"). Beginning in July 1997, the Company offered for sale up to $165,000,000 of shares of common stock (the "Shares") (16,500,000 shares at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective July 9, 1997. As of December 31, 1997, the Company had received subscription proceeds of $11,325,402 (1,132,540 Shares) from the offering, including $1,056 (106 Shares) through the distribution reinvestment plan provided under the Company's registration statement. The offering of the Shares of the Company will terminate no later than July 9, 1998, unless the Company elects to extend it to a date no later than July 9, 1999, in states that permit such extension.

         The Company was organized to acquire properties (the "Properties") located across the United States to be leased on a long term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains") . The Company is not obligated to invest in both hotel Properties and restaurant Properties. Under the Company's triple-net leases, the lessee will be responsible for property costs associated with ongoing operations, including repairs, maintenance, property taxes, insurance, and utilities. The Company may also provide mortgage financing (the "Mortgage Loans") in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company expects that the general economic effects of the Mortgage Loans will be similar to those of its leases with full repayment in 15 to 20 years. The Company also intends to offer furniture, fixtures, and equipment financing (the "Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the offering. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net offering proceeds available to the Company. As of December 31, 1997, net proceeds to the Company from its offering of Shares and capital contributions from CNL Real Estate
Advisors, Inc. (the "Advisor"), after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled $9,220,841.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) listing of the shares on a national securities exchange or over-the-counter market (the "Listing"), or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met. In addition, if the Shares are not listed by December 31, 2007, as to which there can be no assurance, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         For the first five to ten years after the commencement of the offering, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the Loan. At or prior to the end of such ten-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. The Company's Articles of Incorporation provide, however, that if Listing does not occur within ten years after the commencement of the offering, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

         The Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, the Company does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secure the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets.

Leases

         As of December 31, 1997, the Company had not entered into any commitment for an acquisition of a Property. However, the leases are expected to be triple-net leases, which means that the tenants generally will be required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also will be required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The Company will own the Properties either directly or indirectly through a joint venture, partnership, or a subsidiary. Some hotel Property leases may obligate the tenant to fund, in addition to its lease payment, a capital expenditures reserve fund up to a pre-determined amount. Money in that fund may be used by the tenant, with the approval of the Company, to pay for capital expenditures. The Company may be responsible for capital expenditures in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         The initial terms of the leases are presently anticipated to be 10 to 20 years with up to four, five-year renewal options. During the initial term of each lease, the tenant will pay the Company, as lessor, minimum annual rent equal to a specified percentage of the Company's cost of purchasing the Property payable in monthly installments. If the Company is acquiring a Property that is to be constructed or renovated pursuant to the development agreement, the cost of purchasing the Property will include the purchase price of the land, including all fees, costs, and expenses paid by the Company in connection with its purchase of the land, and all fees, costs, and expenses disbursed by the Company for construction of building improvements. The minimum rental payment under the renewal option generally will be greater than that due for the final lease year of the initial term of the lease. In addition to the minimum annual rent, the lease will generally provide for percentage rent based on a percentage of the gross sales above a specified amount to be paid by the tenant.

         Certain lessees may have the right to purchase the Property seven to twenty years after commencement of the lease at a purchase price equal to the greater of (i) the appraised value of the Property, or (ii) a specified amount, generally equal to the Company's purchase price of the Property, plus a pre-determined percentage of the Company's purchase price. The leases also generally provide that, in the event the Company wishes to sell a Property subject to that lease to a third party, it must offer the lessee first refusal to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the Property.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease Program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit (the "Line of Credit") and Secured Equipment Leases, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenants inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Line of Credit and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives the asset management fee, which is payable monthly in an amount equal to one-twelfth of .60% of the total amount invested in the Properties as of the end of the preceding month, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of .60% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a secured equipment lease servicing fee, payable out of the proceeds of the Line of Credit, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5% of gross proceeds, loan proceeds from permanent financing (the "Permanent Financing") and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases.

         The Advisory Agreement continues until July 9, 1998, and thereafter my be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowing

         The Company plans to obtain a revolving Line of Credit in an amount up to $45,000,000, and may, in addition, also obtain Permanent Financing to acquire assets and to pay certain fees during the offering period. The Line of Credit may be repaid with offering proceeds, working capital or Permanent Financing. Although the Board of Directors anticipates that the Line of Credit will be in the amount of $45,000,000 and that the aggregate amount of any Permanent Financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by the majority of the independent directors, is 300% of the Company's Net Assets (as defined in the Company's Prospectus). Any excess in borrowing over such 300% level shall occur only with approval by a majority of the independent directors and will be disclosed and explained to stockholders in the first quarterly report of the Company prepared after such approval occurs. The Company has engaged in preliminary discussions with a potential lender, but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

Competition

         The hotel and restaurant businesses are characterized by intense competition. The operators of the hotels and restaurants to be located on the Company's Properties are expected to compete with independently owned hotels and restaurants, hotels and restaurants which are part of local or regional chains, and hotels and restaurants in other well-known national chains, including those offering different types of food and accommodations.

         Many successful fast-food, family-style, and casual dining restaurants are located in "eating islands", which are areas to which people tend to return frequently and within which they can diversify their eating habits, because in many cases local competition may enhance the restaurant's success instead of detracting from it. Fast-food, family-style, and casual dining restaurants frequently experience better operating results when there are other restaurants in the same area. Similarly, many successful hotel "pockets" have developed in areas of concentrated lodging demand, such as airports, urban office parks and resort areas where this gathering promotes credibility to the market as a lodging destination and accords the individual properties efficiencies such as area transportation, visibility and the promotion of other support amenities.

         The Company will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties, tenants and equipment tenants.

Employees

         Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


Item 2.  Properties

         Even though the Company can acquire hotel or restaurant Properties, it is not obligated to acquire both hotel and restaurant Properties. Generally, Properties to be acquired by the Company will consist of both land and building, although in a number of cases the Company may acquire the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. The Company expects that any Properties purchased by the Company will conform generally to the following specifications of size, cost, and type of land and buildings.

         Hotel Properties. The lot sizes will generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing. It is anticipated that hotel sites purchased by the Company will generally be in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future expected lodging demand trends.

         The hotel buildings are predicted to be low to mid rise construction. The Company may acquire limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities.

         Restaurant Properties. Lot sizes will range between 25,000 to 60,000 square feet depending upon building size and local demographic factors. Restaurants located on land within shopping centers will be freestanding and may be located on smaller parcels if insufficient common parking is available. Sites purchased by the Company will be in locations zoned for commercial use which have been reviewed for traffic patterns and volume. The restaurant buildings generally will be rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes generally will range from 2,500 to 6,000 square feet, with the larger restaurants having greater seating and equipment areas.

         Before or after construction or renovation, both hotel and restaurant Properties to be acquired will be one of a Hotel Chain's or Restaurant Chains's approved designs. In general, the Properties will be freestanding and surrounded by paved parking areas. Buildings will be suitable for a variety of uses, and in the case of hotel Properties, the Properties may include equipment.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment so as to comply with the lessee's obligations under the franchise agreement to reflect the current commercial image of its Hotel Chain or Restaurant Chain. These capital expenditures generally will be paid by the lessee during the term of the lease. Some hotel Property leases may, however, obligate the lessee to fund, in addition to its lease payment, a capital expenditures reserve fund up to a pre-determined amount. Money in that fund may be used by the lessee, with the approval of the Company, to pay for capital expenditures. The Company may be responsible for capital expenditures in excess of the amounts in the reserve fund, and the lessee would be generally responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         The Company presently is negotiating to acquire Properties and as of January 22, 1998, had not acquired any such Properties.


Item 3.  Legal Proceedings

         Neither the Company, nor its Advisor or any affiliates of the Advisor, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of January 22, 1998, there were 695 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within ten years of commencement of the offering of Shares, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. After the termination of the offering and prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time. At such time, the Company may, at its option, subject to certain conditions, redeem such Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of Shares under the Company's distribution reinvestment plan (the "Reinvestment Plan"). Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in their discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the year ended December 31, 1997, no Shares were transferred, or retired pursuant to the redemption plan.

         As of December 31, 1997, the offering price per Share was $10.

         The Company expects to distribute at least 95% of its real estate investment trust taxable income to the stockholders pursuant to the provisions of the Articles of Incorporation. For the year ended December 31, 1997, the Company declared cash distributions of $29,776 to stockholders. For federal income tax purposes, 100 percent of dividends paid in 1997 were considered to be ordinary income. No amounts distributed to stockholders for the year ended December 31, 1997, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. As indicated in the chart below, these distributions were declared for each month following the first admission of stockholders to the Company.

                                                               Distributions
                Record Date (1)        1997 Distribution          per Share
                  November 1              $10,758                  $0.025
                  December 1               19,018                   0.025
                  Total                   $29,776                  $0.050

(1)      For the period June 12, 1996 (date of  inception)  through  October 15,
         1997,  the  Company  did  not  make  any  cash  distributions   because
         operations had not commenced.

         In January 1998, the Company declared distributions to stockholders totalling $28,814 ($0.025 per Share) payable in March 1998. In addition, in January 1998, the Company declared distributions of $0.025 per share of common stock to stockholders of record on February 1, 1998, also payable in March 1998.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

Item 6.  Selected Financial Data

                                                                            1997 (1)        1996 (2)
                                                                       -------------       ---------
Year Ended December 31:
    Revenues                                                             $    46,071      $       -
    Net earnings                                                              22,852              -
    Cash distributions declared                                               29,776              -
    Funds from operations (3)                                                 22,852              -
    Earnings per Share                                                          0.03              -
    Cash distributions declared per Share                                       0.05              -
    Weighted average number of Shares outstanding (4)                        686,063              -

At December 31:
    Total assets                                                          $9,443,476         $598,190
    Total stockholders' equity                                             9,233,917          200,000


(1) No operations commenced until the Company received minimum offering proceeds and funds were released from escrow on October 15, 1997.

(2) Selected financial data for 1996 represents the period June 12, 1996 (date of inception) through December 31, 1996.

(3) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of NAREIT and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying financial statements and notes thereto.

(4) The weighted average number of Shares outstanding is based upon the period the Company was operational.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is a Maryland corporation that was organized on June 12, 1996, to acquire Properties located across the United States to be leased on a long term, "triple net" basis to operators of selected national and regional limited service, extended stay and full service Hotel Chains and operators of national and regional fast-food, family- style and casual dining Restaurant Chains. The Company is not obligated to invest in both hotel Properties and restaurant Properties. The Company may also provide Mortgage Loans in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also intends to offer Secured Equipment Leases to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the offering.

         Pending investment in suitable Properties and Mortgage Loans, net offering proceeds are invested in short-term, highly liquid U.S. Government securities or in other short-term, highly liquid investments with appropriate safety of principal. Management anticipates that after the Company has invested in assets, Company revenues sufficient to pay operating expenses, provide cash distributions to the stockholders and service debt, will be derived from the lease and mortgage payments paid to the Company by the tenants and borrowers.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) Listing of the Shares or (b) the commencement of orderly sales of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT). There can be no assurance that these investment objectives will be met. In addition, if the Shares are not listed by December 31, 2007, as to which there can be no assurance, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         Pursuant to the registration statement on Form S-11 under the Securities Act of 1933, as amended, effective July 9, 1997, the Company registered for sale an aggregate of $165,000,000 of Shares of common stock (16,500,000 Shares at $10 per Share), with 1,500,000 of such Shares available only to stockholders who elect to participate in the Company's Reinvestment Plan. The offering of Shares of the Company will terminate no later than July 9, 1998, unless the Company elects to extend it to a date no later than July 9, 1999, in states that permit such extension.

Liquidity and Capital Resources

         During the period June 12, 1996 (date of inception) through December 31, 1996, the Company received initial capital contributions of $200,000 for 20,000 shares of common stock from CNL Fund Advisors, Inc. In February 1997, CNL Real Estate Advisors, Inc. purchased the Company's outstanding common stock from CNL Fund Advisors, Inc. and became the sole stockholder of the Company.

         Effective July 1997, the Company commenced an offering of its Shares of common stock. As of December 31, 1997, the Company had received aggregate subscription proceeds totalling $11,325,402 (1,132,540 Shares) from the offering, including $1,056 (106 Shares) through the Company's Reinvestment Plan.

         As of December 31, 1997, net proceeds to the Company from its offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled $9,220,841. The Company used $535,792 to pay for acquisition fees and acquisition expenses, leaving $8,658,049 in net offering proceeds available for investment in Properties and Mortgage Loans. As of January 22, 1998, the Company had received subscription proceeds (excluding the capital contributions from the Advisor) of $12,628,022 (1,262,802 Shares) from its offering of Shares. As of January 22, 1998, net proceeds to the Company from its offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled $10,419,251. The Company used $594,410 to pay for acquisition fees and acquisition expense, leaving $9,824,841 in net offering proceeds available for investment in Properties and Mortgage Loans. As of January 22, 1998, the Company had not acquired any Properties or entered into any Mortgage Loans.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to obtain a revolving Line of Credit in an amount up to $45,000,000. The Company also plans to obtain Permanent Financing. Although the Board of Directors anticipates that the Line of Credit will be in the amount of $45,000,000 and that the aggregate amount of any Permanent Financing shall not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300% of the Company's net assets, defined for this purpose as the Company's total assets (other than intangibles), calculated at cost, less total liabilities. The Line of Credit is expected to be used to facilitate the acquisition of assets and will be repaid with proceeds of the offering or from Permanent Financing.

The Company has engaged in discussions with a potential lender, but has not yet executed a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         Properties will be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems associated with operating the Properties are currently anticipated by management.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1997, the Company had $8,869,838 invested in such short-term investments as compared to $2,084 at December 31, 1996. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of Shares during the year ended December 31, 1997. These funds will be used primarily to purchase and develop or renovate Properties, to make Mortgage Loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the year ended December 31, 1997 and the period June 12, 1996 (date of inception) through December 31, 1996, affiliates of the Company incurred on behalf of the Company $638,274 and $555,812, respectively, for certain organizational and offering expenses. In addition, during the year ended December 31, 1997, affiliates of the Company incurred on behalf of the Company $26,149 for certain acquisition expenses and $11,003 for certain operating expenses. As of December 31, 1997 and 1996, the Company owed the Advisor $193,254 and $386,561, respectively, for such amounts, unpaid fees and accounting and administrative expenses. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds.

         During the year ended December 31, 1997, the Company generated cash from operations (which includes interest received less cash paid for operating expenses) of $22,469. Based on current and anticipated future cash from operations the Company declared distributions to its stockholders of $29,776 during the period October 15, 1997 (the date operations commenced) through December 31, 1997. No distributions were paid or declared for the period June 12, 1996 (date of inception) through October 14, 1997 because operations had not commenced. On January 1, 1998, the Company declared distributions to stockholders of record on January 1, 1998, totalling $28,814 ($0.025 per share), payable in March 1998. On January 16, 1998, the Company declared distributions of $0.025 per share of common stock to stockholders of record on February 1, 1998, also payable in March 1998. For the year ended December 31, 1997, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of January 22, 1998, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

         Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that the Line of Credit and Permanent Financing have not been obtained and that the Company has not entered into Mortgage Loans or Secured Equipment Leases, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         As of January 22, 1998, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases will not exceed 10% of the gross offering proceeds.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997. The Company did not acquire any Properties or enter into any Mortgage Loans during the year ended December 31, 1997.

         During the year ended December 31, 1997, the Company earned $46,071 in interest income from investments in money market accounts. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses, including amortization expense, were $23,219 for the year ended December 31, 1997. Operating expenses, including amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties or in which the Company is operational. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans.

         The Company anticipates that its leases will be triple-net leases and will contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". The Statement, which is effective for fiscal years ending after December 15, 1997, provides for disclosure of the Company's capital structure as it relates to its preferred stock. At this time, the Company's Board of Directors has not determined the relative rights, preferences, and privileges of each class or series of preferred stock authorized. Since the Company has not issued preferred shares, the disclosures to this Statement are not applicable.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is its net earnings. The Company does not believe that adoption of this Statement will have a material effect on the Company's financial position or results of operations.

         The Advisor of the Company is in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the Company does not expect this matter to materially impact how it conducts business nor its future results of operations or financial position.

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to obtain a Line of Credit or Permanent Financing, as described above, on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its

Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of such tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases.

Item 8.   Financial Statements and Supplementary Data

                         CNL AMERICAN REALTY FUND, INC.



                                    CONTENTS






                                                           Page

Report of Independent Accountants                          13

Financial Statements:

  Balance Sheets                                           14

  Statements of Earnings                                   15

  Statements of Stockholders' Equity                       16

  Statements of Cash Flows                                 17

  Notes to Financial Statements                            19

                        Report of Independent Accountants



To the Board of Directors
CNL American Realty Fund, Inc.


We have audited the financial statements of CNL American Realty Fund, Inc. (a Maryland corporation) listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL American Realty Fund, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period June 12, 1996 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand, L.L.P.

Orlando, Florida
January 22, 1998

                         CNL AMERICAN REALTY FUND, INC.

                                 BALANCE SHEETS


                                                         December 31,
               ASSETS                              1997               1996
                                               ------------       -----------

Cash and cash equivalents                      $8,869,838         $    2,084
Due from related party                              7,500                 -
Prepaid expenses                                   11,179                 -
Organization costs, less accumulated
  amortization of $833 in 1997                     19,167                 -
Deferred offering costs                                -             596,106
Other assets                                      535,792                 -
                                               ----------         ---------

                                               $9,443,476         $  598,190
                                               ==========         ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses          $   16,305         $   11,629
Due to related parties                            193,254            386,561
                                               ----------         ----------
      Total liabilities                           209,559            398,190
                                               ----------         ----------


Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000
    shares in 1997                                     -                  -
  Excess shares, $.01 par value per
    share.  Authorized and unissued
    63,000,000 shares in 1997                          -                  -
  Common stock, $.01 par value per
    share.  Authorized 60,000,000
    shares and 100,000 shares,
    respectively, issued and
    outstanding 1,152,540 and 20,000,
    respectively                                   11,525                200
  Capital in excess of par value                9,229,316            199,800
  Accumulated distributions in excess
    of net earnings                                (6,924 )               -
                                               ----------         ---------
      Total stockholders' equity                9,233,917            200,000
                                               ----------         ----------

                                               $9,443,476         $  598,190
                                               ==========         ==========




                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.

                             STATEMENTS OF EARNINGS



                                                           June 12, 1996
                                                             (Date of
                                                               Inception)
                                           Year Ended         through
                                          December 31,      December 31,
                                              1997              1996
                                          ------------     ------------

Interest income                           $   46,071        $       -
                                          ----------        ---------

Expenses:
  General operating and
    administrative                            22,386                -
  Amortization                                   833                -
                                          ----------        ---------
                                              23,219                -
                                          ----------        ---------

Net Earnings                              $   22,852        $       -
                                          ==========        =========

Earnings Per Share of Common
  Stock (Basic and Diluted)               $     0.03        $       -
                                          ==========        =========

Weighted Average Number of
  Shares of Common Stock
  Outstanding                                686,063                -
                                          ==========        =========







                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      Year Ended December 31, 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996



                                                                                              Accumulated
                                                                                             distributions
                                                     Common stock                  Capital in             in excess
                                        Number           Par             excess of               of net
                                      of shares         value            par value              earnings               Total
Balance at
  June 12, 1996                               -        $    -           $        -           $      -               $        -

Sale of common
  stock to related
  party                                   20,000           200              199,800                 -                   200,000
                                      ----------       -------          -----------          ---------              -----------

Balance at
  December 31, 1996                       20,000           200              199,800                 -                   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment plan                    1,132,540        11,325           11,314,077                 -                11,325,402

Stock issuance costs                          -             -            (2,284,561)                -                (2,284,561)

Net earnings                                  -             -                    -              22,852                   22,852

Distributions
  declared ($0.05
  per share)                                  -             -                    -             (29,776)                 (29,776)
                                      ----------       -------          -----------          ---------              -----------

Balance at
  December 31, 1997                    1,152,540       $11,525          $ 9,229,316          $  (6,924)             $ 9,233,917
                                      ==========       =======          ===========          =========              ===========




                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.

                            STATEMENTS OF CASH FLOWS


                                                                       June 12, 1996
                                                                         (Date of
                                                                           Inception)
                                                       Year Ended         through
                                                      December 31,      December 31,
                                                          1997              1996
                                                      ------------     ------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows From Operating Activities:
      Interest received                               $     46,071      $         -
      Cash paid for expenses                               (23,602)               -
                                                      ------------      -----------
          Net cash provided by operating
            activities                                      22,469                -
                                                      ------------      -----------

    Cash Flows From Investing Activities:
       Increase in other assets                           (463,470)               -
                                                      ------------      -----------
          Net cash used in investing
            activities                                    (463,470)               -
                                                      ------------      -----------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition, organi-
        zation and stock issuance costs paid
        by related parties on behalf of the
        Company                                         (1,003,031)         (197,916)
      Sale of common stock to related party                     -            200,000
      Subscriptions received from stock-
        holders                                         11,327,900                -
      Distributions to stockholders                        (29,776)               -
      Payment of stock issuance costs                     (986,338)               -
                                                      ------------      -----------
          Net cash provided by financing
            activities                                   9,308,755             2,084
                                                      ------------      ------------

Net Increase in Cash and Cash Equivalents                8,867,754             2,084

Cash and Cash Equivalents at Beginning of
  Period                                                     2,084                -
                                                      ------------      -----------

Cash and Cash Equivalents at End of Period            $  8,869,838      $      2,084
                                                      ============      ============




                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.


                                                                               June 12, 1996
                                                                                 (Date of
                                                                                   Inception)
                                                       Year Ended                 through
                                                      December 31,              December 31,
                                                          1997                      1996
                                                      ------------             -------------
Reconciliation of Net Earnings to Net Cash
  Provided by Operating Activities:

    Net earnings                                      $     22,852              $         -
                                                      ------------              -----------
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Amortization                                           833                        -
        Increase in prepaid expenses                       (11,179)                       -
        Increase in accounts payable and
          accrued expenses                                   6,141                        -
        Increase in due to related parties,
          excluding reimbursement of acqui-
          sition, organization and stock
          issuance costs paid on behalf
          of the Company                                     3,822                        -
                                                      ------------              -----------
            Total adjustments                                 (383)                       -
                                                      ------------              -----------

Net Cash Provided by Operating Activities             $     22,469              $         -
                                                      ============              ===========


Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain  acquisition,
      organization  and stock issuance
      costs on behalf of the Company as follows:
        Acquisition costs                             $     26,149              $         -
        Organization costs                                      -                     20,000
        Deferred offering costs                                 -                    535,812
        Stock issuance costs                               638,274                        -
                                                      ------------              -----------

                                                      $    664,423              $    555,812
                                                      ============              ============









                 See accompanying notes to financial statements.

                         CNL AMERICAN REALTY FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL American Realty Fund, Inc. (the "Company") was organized in Maryland on June 12, 1996 primarily to acquire properties ("Properties") located across the United States to be leased on a long-term triple-net basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and in restaurant Properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company may also provide mortgage financing ( the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing (the "Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

         The Company was a development stage enterprise from June 12, 1996 through October 15, 1997. Since operations had not begun, activities through October 15, 1997 were devoted to organization of the Company.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits investment of temporary cash investments to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method.

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996

1.       Significant Accounting Policies - Continued:

         Income Taxes - The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income taxes to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company does not have any dilutive potential common shares.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". The Statement, which is effective for fiscal years ending after December 15, 1997, provides for disclosure of the Company's capital structure. At this time, the Company's Board of Directors has not determined the

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


1.       Significant Accounting Policies - Continued:

         relative rights, preferences, and privileges of each class or series of preferred stock authorized. Since the Company has not issued preferred shares, the disclosures to this Statement are not applicable.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings or in the statement of operations below net earnings. Currently, the Company's only component of comprehensive income is its net earnings. The Company does not believe that adoption of this Statement will have a material effect on the Company's financial position or results of operations.

2.       Public Offering:

         The Company has filed a currently effective registration statement on Form S-11 with the Securities and Exchange Commission.

         A maximum of 16,500,000 shares ($165,000,000) may be sold, including 1,500,000 shares ($15,000,000) which is available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. As of December 31, 1997, the Company had received subscription proceeds of $11,325,402 (1,132,540 shares), including $1,056 (106 shares)
         through the reinvestment plan.

3.       Other Assets:

         Other assets at December 31, 1997, consisted of acquisition fees and miscellaneous acquisition expenses which will be allocated to future Properties.

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


4.       Stock Issuance Costs:

         The Company has incurred certain expenses of its offering of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Real Estate Advisors, Inc. (the "Advisor"). The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

         As of December 31, 1997, the Company had incurred $2,304,561 in organizational and offering costs, including $906,032 in commissions and marketing support and due diligence expense reimbursement fees (see
         Note 6). Of this amount $2,284,561 has been treated as stock issuance costs and $20,000 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

5.       Distributions:

         For the year ended December 31, 1997, 100 percent of the distributions were considered to be ordinary income for federal income tax purposes. No amounts distributed to stockholders for the year ended December 31, 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

6.       Related Party Transactions:

         Certain affiliates of the Company will receive fees and compensation in connection with the offering, and the acquisition, management, and sale of the assets of the Company.

         On  June  12,  1996  (date  of  inception),  CNL  Fund  Advisors,  Inc.
         contributed $200,000 in cash to the Company and became its sole stockholder. In February 1997, the Advisor purchased the Company's outstanding common stock from CNL Fund Advisors, Inc. and became the sole stockholder of the Company.

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


6.       Related Party Transactions - Continued:

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of the shares, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the year ended December 31, 1997, the Company incurred $849,405 of such fees of which $792,832 were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the year ended December 31, 1997, the Company incurred $56,627 of such fee, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         CNL Securities Corp. will also receive a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering is completed in the amount of 0.20% of the stockholders' investment in the Company. As of December 31, 1997, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of Listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the year ended December 31, 1997, the Company incurred $509,643 of such fees. Such fees are included in other assets at December 31, 1997.

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


6.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                         1997          1996
                                                      ----------    ----------

                  Due to CNL Securities Corp.:
                    Commissions                         $100,709      $     -
                    Marketing support and due
                      diligence expense reim-
                      bursement fee                        7,268            -
                                                        --------      -------
                                                         107,977            -
                                                        --------      -------

                  Due to CNL Real Estate Advisors,
                    Inc.:
                   Expenditures incurred for
                     organizational and offering
                            expenses on behalf of the
                            Company                       21,729       357,896
                   Accounting and administrative
                     services                             17,376        28,665
                   Acquisition fees                       46,172            -
                                                        --------      -------
                                                          85,277       386,561
                                                        --------      --------

                                                        $193,254      $386,561
                                                        ========      ========

                         CNL AMERICAN REALTY FUND, INC.

                   Year Ended December 31, 1997 and the Period
                    June 12, 1996 (Date of Inception) through
                                December 31, 1996


6.       Related Party Transactions - Continued:

         The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day basis. For the year ended December 31, 1997 and the period June 12, 1996 (date of inception) through December 31, 1996, the expenses incurred for these services were classified as follows:

                                                               June 12, 1996
                                                                 (Date of
                                                                   Inception)
                                                 Year Ended       through
                                                December 31,    December 31,
                                                    1997            1996
                                                ------------   ------------

                  Deferred offering costs        $     -         $ 28,665
                  Stock issuance costs            185,335              -
                  General operating and
                    administrative expenses         6,889              -
                                                 --------        -------

                                                 $192,224        $ 28,665
                                                 ========        ========

7.       Subsequent Events:

         During the period January 1, 1998 through January 22, 1998, the Company received subscription proceeds of 130,262 shares ($1,302,620) of common stock.

         On January 1, 1998, the Company  declared  distributions  of $28,814 or
         $0.025  per  share  of  common   stock,   payable  in  March  1998,  to
         stockholders of record on January 1, 1998.

         On January 16, 1998, the Company declared distributions of $0.025 per share of common stock to stockholders of record on February 1, 1998, also payable in March 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1998.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1998.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Earnings for the year ended December 31, 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Statements of Stockholders' Equity for the year ended December 31, 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Statements of Cash Flows for the year ended December 31, 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Notes to Financial Statements

         3.  Exhibits

                  3.1 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.2 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  3.2      CNL American Realty Fund,  Inc.  Bylaws  (Included as
                           Exhibit 3.3 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of July 9, 1997, between CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. (Included as Exhibit 10.9 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.2 Form of Indemnification Agreement dated as of July 9, 1997, between CNL American Realty Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose (Filed herewith.)

                  27       Financial Data Schedule (Filed herewith.)

         (b) No reports on Form 8-K were filed during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26 day of February, 1998.

                         CNL AMERICAN REALTY FUND, INC.

                                       By:      ROBERT A. BOURNE
                                                President (Principal Financial
                                                and Accounting Officer)
                                                /s/ Robert A. Bourne
                                                --------------------------
                                                ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                                        Title                                        Date
/s/ James M. Seneff, Jr.                          Chairman of the Board and Chief              February 26, 1998
------------------------                          Executive Officer (Principal Executive
James M. Seneff, Jr.                              Officer)



/s/ Robert A. Bourne                              Director and President (Principal            February 26, 1998
------------------------                          Financial and Accounting Officer)
Robert A. Bourne



/s/ G. Richard Hostetter                          Independent Director                         February 26, 1998
------------------------
G. Richard Hostetter



/s/ J. Joseph Kruse                               Independent Director                         February 26, 1998
------------------------
J. Joseph Kruse



/s/ Richard C. Huseman                            Independent Director                         February 26, 1998
------------------------
Richard C. Huseman

                                    EXHIBITS

                                  EXHIBIT INDEX


        Exhibit Number

        3.1 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.2 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

        3.2 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

        4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333- 9943 on Form S-11 and incorporated herein by reference.)

        10.1 Advisory Agreement, dated as of July 9, 1997, between CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. (Included as Exhibit 10.9 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

        10.2 Form of Indemnification Agreement dated as of July 9, 1997, between CNL American Realty Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose (Filed herewith.)

        27        Financial Data Schedule (Filed herewith.)

                                  EXHIBIT 10.2

                        Form of Indemnification Agreement