Form 10-Q
period 1998-03-31
CNL AMERICAN REALTY FUND INC
filed 1998-05-14
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-24097


                         CNL American Realty Fund, Inc.
             (Exact name of registrant as specified in its charter)


          Maryland                       59-3396369
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street
Orlando, Florida                            32801
----------------------------            -----------------
(Address of principal                     (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes     X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,112,155 shares of common stock, $.01 par value, outstanding as of May 1, 1998.

                                    CONTENTS






Part I                                                                Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                 1

             Condensed Statements of Earnings                         2

             Condensed Statements of Stockholders'
               Equity                                                 3

             Condensed Statements of Cash Flows                       4-5

             Notes to Condensed Financial Statements                  6-10

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                    11-15


Part II

  Other Information                                                   16

                         CNL AMERICAN REALTY FUND, INC.
                            CONDENSED BALANCE SHEETS


                                                March 31,      December 31,
               ASSETS                             1998             1997
                                               -----------      ----------

Cash and cash equivalents                      $13,445,934      $ 8,869,838
Certificates of deposit                          1,500,000               -
Due from related party                                  -             7,500
Prepaid expenses                                    10,432           11,179
Organization costs, less
  accumulated amortization of
  $1,833 and $833                                   18,167           19,167
Other assets                                       860,782          535,792
                                               -----------      -----------

                                               $15,835,315      $ 9,443,476
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses                                     $   210,816      $    16,305
Due to related parties                             134,034          193,254
                                               -----------      -----------
      Total liabilities                            344,850          209,559
                                               -----------      -----------

Commitment (Note 7)

Stockholders' equity:
  Preferred stock, without par
    value.  Authorized and unissued
    3,000,000 shares                                    -                -
  Excess shares, $.01 par value per
    share.  Authorized and unissued
    63,000,000 shares                                   -                -
  Common stock, $.01 par value per
    share.  Authorized 60,000,000
    shares, issued and outstanding
    1,859,885 and 1,152,540,
    respectively                                    18,599           11,525
  Capital in excess of par value                15,532,838        9,229,316
  Accumulated distributions in excess
    of net earnings                                (60,972)          (6,924)
                                               -----------      -----------
      Total stockholders' equity                15,490,465        9,233,917
                                               -----------      -----------

                                               $15,835,315      $ 9,443,476
                                               ===========      ===========








                       See accompanying notes to condensed
                              financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                        CONDENSED STATEMENTS OF EARNINGS


                                                        Quarter Ended
                                                          March 31,
                                                  1998                 1997
                                               ----------           ----------

Revenues:
  Interest income                              $  139,153           $       -
                                               ----------           ---------

Expenses:
  General operating and administrative             85,393                   -
  Professional fees                                 5,452                   -
  Amortization                                      1,000                   -
                                               ----------           ---------
                                                   91,845                   -
                                               ----------           ---------

Net Earnings                                   $   47,308           $       -
                                               ==========           =========

Earnings Per Share of Common Stock
  (Basic and Diluted)                          $     0.03           $       -
                                               ==========           =========

Weighted Average Number of Shares of
  Common Stock Outstanding                      1,474,288                   -
                                               ==========           =========



                       See accompanying notes to condensed
                              financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Quarter Ended March 31, 1998 and
                          Year Ended December 31, 1997


                                                                                   Accumulated
                                                                                  distributions
                                       Common stock             Capital in           in excess
                                    Number         Par          excess of             of net
                                  of shares       value         par value            earnings            Total
Balance at
  December 31, 1996                   20,000      $   200      $   199,800           $      -         $   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                             1,132,540       11,325       11,314,077                  -          11,325,402

Stock issuance
  costs                                   -            -        (2,284,561)                 -          (2,284,561)

Net earnings                              -            -                -               22,852             22,852

Distributions
  declared and
  paid ($.05
  per share)                              -            -                -              (29,776)           (29,776)
                                  ----------      -------      -----------           ---------        -----------

Balance at
  December 31, 1997                1,152,540       11,525        9,229,316              (6,924)         9,233,917

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                               707,345        7,074        7,066,377                  -           7,073,451

Stock issuance
  costs                                   -            -          (762,855)                 -            (762,855)

Net earnings                              -            -                -               47,308             47,308

Distributions
  declared and
  paid ($.075
  per share)                              -            -                -             (101,356)          (101,356)
                                  ----------      -------      -----------           ---------        -----------

Balance at
  March 31, 1998                   1,859,885      $18,599      $15,532,838           $ (60,972)       $15,490,465
                                  ==========      =======      ===========           =========        ===========



                       See accompanying notes to condensed
                              financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                       March 31,
                                               1998                1997
                                            -----------         -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows from Operating
      Activities:
        Interest received                   $   139,153         $        -
        Cash paid for expenses                  (72,035)                 -
                                            -----------         ----------
            Net cash provided by
              operating activities               67,118                  -
                                            -----------         ----------

    Cash Flows From Investing
      Activities:
        Investment in certificates
          of deposit                         (1,500,000)                 -
        Increase in other assets               (313,391)                 -
                                            -----------         ----------
            Net cash used in
              investing activities           (1,813,391)                 -
                                            -----------         ----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and stock issuance costs
          paid by related parties on
          behalf of the Company                 (90,634)                 -
        Subscriptions received from
          stockholders                        7,263,367                  -
        Distributions to stockholders          (101,356)                 -
        Payment of stock issuance
          costs                                (749,008)                 -
                                            -----------         ----------
            Net cash provided by
              financing activities            6,322,369                  -
                                            -----------         ----------

Net Increase in Cash and Cash
  Equivalents                                 4,576,096                  -

Cash and Cash Equivalents at
  Beginning of Quarter                        8,869,838                  -
                                            -----------         ----------

Cash and Cash Equivalents at End
  of Quarter                                $13,445,934         $        -
                                            ===========         ==========






                       See accompanying notes to condensed
                              financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                      Quarter Ended
                                                        March 31,
                                              1998                   1997
                                           -----------            ----------

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition and stock issuance
      costs on behalf of the Company
      as follows:
        Acquisition costs                  $     6,685            $        -
        Stock issuance costs                   107,367                 41,491
                                           -----------            -----------

                                           $   114,052            $    41,491
                                           ===========            ===========




                       See accompanying notes to condensed
                              financial statements.

                         CNL AMERICAN REALTY FUND, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Organization and Nature of Business:

         CNL American Realty Fund, Inc. (the "Company") was organized in Maryland on June 12, 1996, primarily to acquire properties ("Properties") located across the United States to be leased on a long-term, triple-net basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel
         Chains") and in restaurant Properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

         The Company was a development stage enterprise from June 12, 1996 through October 15, 1997. Since operations had not begun, activities through October 15, 1997, were devoted to organization of the Company.

         Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins

                         CNL AMERICAN REALTY FUND, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Basis of Presentation - Continued:

         with  net  earnings.   Currently  the  Company's   only   component  of
         comprehensive income is net earnings.

3.       Other Assets:

         Other assets at March 31, 1998 and December 31, 1997, of $860,782 and $535,792, respectively, consisted of acquisition fees and miscellaneous acquisition expenses to be allocated to future Properties.

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

         During the quarter ended March 31, 1998 and the year ended December 31, 1997, the Company incurred $762,855 and $2,304,561, respectively, in organizational and offering costs, including $565,876 and $906,032, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 6). Of these amounts $762,855 and $2,284,561, respectively, have been treated as stock issuance costs and $20,000 have been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

                         CNL AMERICAN REALTY FUND, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


5.       Distributions:

         For the quarter ended March 31, 1998, 100 percent of the distributions paid to stockholders were considered ordinary income. No amounts distributed to the stockholders for the quarter ended March 31, 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

6.       Related Party Transactions:

         During the quarter ended March 31, 1998, the Company incurred $530,509 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($495,216) was or will be paid by CNL Securities Corp. as commissions to other broker dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 1998, the Company incurred $35,367 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring Properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the quarter ended March 31, 1998, the Company incurred $318,305 of such fees. Such fees are included in other assets at March 31, 1998.

                         CNL AMERICAN REALTY FUND, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


6.       Related Party Transactions - Continued:

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                     1998               1997
                                                   --------           -------

                  Deferred offering costs          $     -            $  8,805
                  Stock issuance costs               89,000                 -
                  General operating and
                    administrative expenses          40,650                 -
                                                   --------           -------

                                                   $129,650           $  8,805
                                                   ========           ========

         The amounts due to related parties consisted of the following at:

                                                   March 31,      December 31,
                                                     1998             1997

                  Due to CNL Securities Corp.:
                    Commissions                    $ 11,156       $100,709
                    Marketing support and due
                      diligence expense reim-
                      bursement fee                     996          7,268
                                                   --------       --------
                                                     12,152        107,977
                                                   --------       --------

                  Due to CNL Real Estate
                    Advisors, Inc.:
                      Expenditures incurred for
                        organizational and
                        offering expenses on
                        behalf of the Company        44,164         21,729
                      Accounting and
                        administrative services      26,630         17,376
                      Acquisition fees               51,088         46,172
                                                   --------       --------
                                                    121,882         85,277
                                                   --------       --------

                                                   $134,034       $193,254
                                                   ========       ========

                         CNL AMERICAN REALTY FUND, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


7.       Commitment:

         The Company has received a commitment letter from a bank for an initial $30,000,000 revolving line of credit to be used by the Company to acquire or construct hotels. The commitment letter provides that the term of the line of credit shall be five years with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable opinion, of the credit quality, and each loan made under the line will be payable interest only, monthly, for a period not to exceed five years. Advances under the line of credit will bear interest at competitive rates. Each loan made under the line of credit will be secured by the assignment of rents and leases. In addition, the commitment provides that the Company will not be able to further encumber the applicable hotel Property during the term of the loan without the bank's consent. As of May 1, 1998, the documents relating to the line of credit had not been executed.

8.       Subsequent Events:

         During the  period  April 1, 1998  through  May 1,  1998,  the  Company
         received   subscription  proceeds  for  an  additional  252,270  shares
         ($2,522,700) of common stock.

         On April 1, 1998 and May 1, 1998, the Company declared distributions totalling $46,668 and $52,804, respectively, or $.025 per share of common stock, payable in June 1998, to stockholders of record on April 1, 1998 and May 1, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to obtain a line of credit or permanent financing, as described above, on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of such tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases.

Liquidity and Capital Resources

         Effective July 9, 1997, the Company commenced its offering of shares of common stock. As of March 31, 1998, the Company had received aggregate subscription proceeds of $18,398,853 (1,839,885 shares), from the offering, including $4,521 (452 shares) through the Company's reinvestment plan.

         As of March 31, 1998, net proceeds to the Company from its offering of shares and capital contributions from CNL Real Estate Advisors, Inc. (the "Advisor"), after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $15,531,000. The Company has incurred approximately
$861,000 in acquisition fees and acquisition expenses, leaving approximately $14,670,000 in net offering proceeds available for investment in Properties and Mortgage Loans.

         As of May 1, 1998, the Company had received subscription proceeds (excluding capital contributions from the Advisor) of $20,921,553 (2,092,155 shares) from its offering of shares. As of May 1, 1998, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $17,852,000. The Company has incurred approximately $974,000 in acquisition fees and acquisition expenses, leaving approximately $16,878,000 in net offering proceeds available for investment in Properties and Mortgage Loans.

         The Company is presently negotiating to acquire Properties, but as of May 1, 1998, the Company had not acquired any Properties or entered into any Mortgage Loans.

         The Company expects to use net offering proceeds from the sale of shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing.

         The Company has received a commitment letter from a bank for an initial $30,000,000 revolving line of credit to be used by the Company to acquire or construct hotels. The commitment letter provides that the term of the line of credit shall be five years with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable opinion, of the credit quality, and each loan made under the line will be payable interest only, monthly, for a period not to exceed five years. Advances under the line of credit will bear interest at competitive rates. Each loan made under the line of credit will be secured by the assignment of rents and leases. In addition, the commitment provides that the Company will not be able to further encumber the applicable hotel Property during the term of the loan without the bank's consent. The Company anticipates executing the documents relating to the $30,000,000 line of credit in the second quarter of 1998; although, there is no assurance that the Company will obtain such line of credit. As of May 1, 1998, the documents relating to the line of credit had not been executed. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any permanent financing on satisfactory terms.

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

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 1998, the Company had $14,945,934 invested in such short-term investments (including certificates of deposit totalling $1,500,000) as compared to $8,869,838 at December 31, 1997. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of shares during the quarter ended March 31, 1998. These funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the quarters ended March 31, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $107,367 and $41,491, respectively, for certain organizational and offering expenses. In addition, during the quarter ended March 31, 1998, affiliates of the Company incurred on behalf of the Company $6,685 for certain acquisition expenses and $24,304 for certain operating expenses. As of March 31, 1998, the Company owed the Advisor $121,882 for such amounts, unpaid fees and administrative expenses (including accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds.

         During the quarter ended March 31, 1998, the Company generated cash from operations (which includes interest received less cash paid for operating expenses) of $67,118. Based on current and anticipated future cash from operations the Company declared distributions to its stockholders of $101,356 during the quarter ended March 31, 1998. No distributions were paid or declared for the quarter ended March 31, 1997. On April 1, 1998, and May 1, 1998, the Company declared distributions to stockholders of record on April 1, 1998, and May 1, 1998, respectively, totalling $46,668 and $52,804, respectively, ($0.025 per share), payable in June 1998.

For the quarter ended March 31, 1998, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of May 1, 1998, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         As of May 1, 1998, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997. As of May 1, 1998, the Company had not yet acquired any Properties nor entered into any Mortgage Loans.

         During the quarter ended March 31, 1998, the Company earned $139,153 in interest income from investments in money market accounts and certificates of deposit. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses, including amortization expense, were $91,845 for the quarter ended March 31, 1998. Operating expenses, including amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires Properties and invests in Mortgage Loans.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires the reporting of net earnings and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net earnings. Currently, the Company's only component of comprehensive income is net earnings.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 1998.

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


                                        By:     /s/ Robert A. Bourne
                                                -----------------------------
                                                ROBERT A. BOURNE
                                                Director and President
                                                (Principal Financial and
                                                Accounting Officer)