Form 10-Q
period 1998-06-30
CNL HOSPITALITY PROPERTIES INC
filed 1998-08-14
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-24097


                        CNL Hospitality Properties, Inc.
               (formally known as CNL American Realty Fund, Inc.)
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

2,552,444 shares of common stock, $.01 par value, outstanding as of August 3, 1998.

                                    CONTENTS






Part I                                                          Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets              1

             Condensed Consolidated Statements
               of Earnings                                      2

             Condensed Consolidated Statements
               of Stockholders' Equity                          3

             Condensed Consolidated Statements
               of Cash Flows                                    4-5

             Notes to Condensed Consolidated
               Financial Statements                             6-12

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              13-18


Part II

  Other Information                                             19-20

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,         December 31,
               ASSETS                           1998               1997
                                             -----------        -------

Cash and cash equivalents                    $17,655,806        $ 8,869,838
Certificates of deposit                        1,500,417                 -
Due from related party                                -               7,500
Prepaid expenses                                   2,046             11,179
Organization costs, less
  accumulated amortization of
  $2,833 and $833, respectively                   17,167             19,167
Other assets                                   1,157,474            535,792
                                             -----------        -----------

                                             $20,332,910        $ 9,443,476
                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses                                   $     7,000        $    16,305
Due to related parties                            85,250            193,254
                                             -----------        -----------
      Total liabilities                           92,250            209,559
                                             -----------        -----------

Commitments (Note 7)

Stockholders' equity:
  Preferred stock, without par
    value.  Authorized and unissued
    3,000,000 shares                                  -                  -
  Excess shares, $.01 par value per
    share.  Authorized and unissued
    63,000,000 shares                                 -                  -
  Common stock, $.01 par value per
    share.  Authorized 60,000,000
    shares, issued and outstanding
    2,377,828 and 1,152,540,
    respectively                                  23,778             11,525
  Capital in excess of par value              20,278,919          9,229,316
  Accumulated distributions in excess
    of net earnings                              (62,037)            (6,924)
                                             -----------        -----------
      Total stockholders' equity              20,240,660          9,233,917
                                             -----------        -----------

                                             $20,332,910        $ 9,443,476
                                             ===========        ===========




                See           accompanying   notes  to  condensed   consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                             Quarter Ended                      Six Months Ended
                                                                June 30,                            June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Interest income                                 $  232,006       $       -          $  371,159        $       -
                                                  ----------       ----------         ----------        ---------

Expenses:
  General operating and
    administrative                                    61,263               -             146,656                -
  Professional services                               15,078               -              20,530                -
  Amortization                                         1,000               -               2,000                -
                                                  ----------       ----------         ----------        ---------
                                                      77,341               -             169,186                -
                                                  ----------       ----------         ----------        ---------

Net Earnings                                      $  154,665       $       -          $  201,973        $       -
                                                  ==========       ==========         ==========        =========

Earnings Per Share of
  Common Stock (Basic
  and Diluted)                                    $     0.07       $       -          $     0.11        $       -
                                                  ==========       ==========         ==========        =========

Weighted Average Number
  of Shares of Common
  Stock Outstanding                                2,162,300               -           1,820,362                -
                                                  ==========       ==========         ==========        =========




                See           accompanying   notes  to  condensed   consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended June 30, 1998 and
                          Year Ended December 31, 1997


                                                                                   Accumulated
                                                                                  distributions
                                       Common stock             Capital in           in excess
                                    Number         Par          excess of             of net
                                  of shares       value         par value            earnings            Total
Balance at
  December 31, 1996                   20,000      $   200      $   199,800           $      -         $   200,000

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                             1,132,540       11,325       11,314,077                  -          11,325,402

Stock issuance
  costs                                   -            -        (2,284,561)                 -          (2,284,561)

Net earnings                              -            -                -               22,852             22,852

Distributions
  declared and
  paid ($.05
  per share)                              -            -                -              (29,776)           (29,776)
                                  ----------      -------      -----------           ---------        -----------

Balance at
  December 31, 1997                1,152,540       11,525        9,229,316              (6,924)         9,233,917

Subscriptions
  received for
  common stock
  through public
  offering and
  distribution
  reinvestment
  plan                             1,225,288       12,253       12,240,627                  -          12,252,880

Stock issuance
  costs                                   -            -        (1,191,024)                 -          (1,191,024)

Net earnings                              -            -                -              201,973            201,973

Distributions
  declared and
  paid ($.15
  per share)                              -            -                -             (257,086)          (257,086)
                                  ----------      -------      -----------           ---------        -----------

Balance at
  June 30, 1998                    2,377,828      $23,778      $20,278,919           $ (62,037)       $20,240,660
                                  ==========      =======      ===========           =========        ===========



                See           accompanying   notes  to  condensed   consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                Six Months Ended
                                    June 30,
                                    1998 1997
                                            -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net cash provided by
      operating activities                  $   210,452      $        -
                                            -----------      -----------

    Cash Flows From Investing
      Activities:
        Investment in certificates
          of deposit                         (1,500,000)              -
        Increase in other assets               (633,866)              -
        Other                                        -               (67)
                                            -----------      -----------
            Net cash used in
              investing activities           (2,133,866)             (67)
                                            -----------      -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and stock issuance costs
          paid by related parties on
          behalf of the Company                 (70,150)              -
        Subscriptions received from
          stockholders                       12,252,880               -
        Distributions to stockholders          (257,086)              -
        Payment of stock issuance
          costs                              (1,213,762)              -
        Other                                    (2,500)              -
                                            -----------      ----------
            Net cash provided by
              financing activities           10,709,382               -
                                            -----------      ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            8,785,968              (67)

Cash and Cash Equivalents at
  Beginning of Period                         8,869,838            2,084
                                            -----------      -----------

Cash and Cash Equivalents at End
  of Period                                 $17,655,806      $     2,017
                                            ===========      ===========






                See           accompanying   notes  to  condensed   consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Six Months Ended
                                                         June 30,
                                                1998              1997
                                             -----------       ----------

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain  acquisition and stock issuance costs on behalf of the Company as follows:
        Acquisition costs                    $    20,302       $        -
        Stock issuance costs                      58,403            87,774
                                             -----------       -----------

                                             $    78,705       $    87,774
                                             ===========       ===========


                See           accompanying   notes  to  condensed   consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997

1.       Organization and Nature of Business:

         CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of the Company, organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

         The Company was formed primarily to acquire properties ("Properties") located across the United States to be leased on a long-term, triple-net basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and in restaurant Properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP. All significant intercompany balances and transactions have been eliminated.

2.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Basis of Presentation - Continued:

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate
         Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Other Assets:

         Other assets consisted of the following at:

                                                   June 30,     December 31,
                                                     1998           1997

                  Acquisition fees and mis-
                    cellaneous acquisition
                    expenses to be allocated
                    to future properties          $1,107,474      $  535,792
                  Deposits on properties              50,000              -
                                                  ----------      ---------

                                                  $1,157,474      $  535,792
                                                  ==========      ==========

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

         During the six months ended June 30, 1998 and the year ended December 31, 1997, the Company incurred $1,191,024 and $2,304,561, respectively, in organizational and offering costs, including $980,230 and $906,032, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 6). Of these amounts $1,191,024 and $2,284,561, respectively, have been treated as stock issuance costs and $20,000 have been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


5.       Distributions:

         For the six months ended June 30, 1998, 100 percent of the distributions paid to stockholders were considered ordinary income. No amounts distributed to the stockholders for the six months ended June 30, 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

6.       Related Party Transactions:

         During the six months ended June 30, 1998, the Company incurred $918,966 in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of this amount ($857,875) was or will be paid by CNL Securities Corp. as commissions to other broker dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 1998, the Company incurred $61,264 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring Properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the six months ended June 30, 1998, the Company incurred $551,380 of such fees. Such fees are included in other assets at June 30, 1998.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


6.       Related Party Transactions - Continued:

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30:

                                                 1998               1997
                                               --------           ------

                  Deferred offering costs      $     -            $ 38,152
                  Stock issuance costs          154,337                 -
                  General operating and
                    administrative expenses      76,082                 -
                                               --------           -------

                                               $230,419           $ 38,152
                                               ========           ========

         The amounts due to related parties consisted of the following at:

                                                     June 30,    December 31,
                                                       1998          1997

                  Due to CNL Securities Corp.:
                    Commissions                     $ 22,811     $100,709
                    Marketing support and due
                      diligence expense reim-
                      bursement fee                    1,521        7,268
                                                    --------     --------
                                                      24,332      107,977
                                                    --------     --------

                  Due to CNL Real Estate
                    Advisors, Inc.:
                      Expenditures incurred on
                        behalf of the Company
                        and accounting and
                        administrative services       47,231       39,105
                      Acquisition fees                13,687       46,172
                                                    --------     --------
                                                      60,918       85,277
                                                    --------     --------

                                                    $ 85,250     $193,254
                                                    ========     ========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


7.       Commitments:

         In April 1998, the Company entered into agreements to acquire two Properties for purchase prices totalling $27,000,000 excluding closing costs. In connection with the agreements, the Company placed refundable deposits totalling $50,000 ($25,000 for each Property) with an escrow agent. These Properties were acquired on July 31, 1998 (see Note 8).

8.       Subsequent Events:

         During the period  July 1, 1998  through  August 3, 1998,  the  Company
         received   subscription  proceeds  for  an  additional  174,616  shares
         ($1,746,157) of common stock.

         On July 1, 1998 and August 1, 1998, the Company declared distributions totalling $99,631 and $105,707, respectively, or $.0417 per share of common stock, payable in September 1998, to stockholders of record on July 1, 1998 and August 1, 1998, respectively.

         On July 31, 1998, the Company acquired the two Properties referenced above for cash and advances on the line of credit at a total cost of approximately $27,246,000 (see Note 7). In connection with the purchase of each Property, the Company, as lessor, entered into a long-term lease agreement.

         On July 31, 1998, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the LIBOR or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be secured by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


8.       Subsequent Events - Continued:

         term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. On July 31, 1998, the Company obtained two advances totalling $8,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $60,266. The proceeds were used in connection with the purchase of the two hotel Properties referenced above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases.

Introduction

         CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., is a Maryland corporation that was organized on June 12, 1996. On June 15, 1998, CNL Hospitality Properties, Inc. formed CNL Hospitality Partners, LP, a wholly owned Delaware limited partnership (the "Partnership"). Properties acquired are expected to be held by the Partnership and, as a result, owned by CNL Hospitality Properties, Inc. through the Partnership. The term "Company" includes CNL Hospitality Properties, Inc. and its subsidiaries, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and CNL Hospitality Partners, LP.

         The Company was formed to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company is not obligated to invest in both hotel Properties and restaurant Properties. The Company may also provide mortgage financing (the "Mortgage Loans") in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.

Liquidity and Capital Resources

         The Company expects to use net offering proceeds from the sale of shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing.

         On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of June 30, 1998, the Company had received aggregate subscription proceeds of $23,578,282 (2,357,828 shares), from the offering, including $9,817 (982 shares) through the Company's reinvestment plan. The Company anticipates significant additional sales of shares prior to the termination of the offering. In accordance with the Company's prospectus, the Company has elected to extend the offering of shares until a date no later than July 9, 1999.

         At the Company's annual meeting of stockholder's held on May 4, 1998, the stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation proposed by the Board of Directors to change the Company's name. Effective June 3, 1998, the Company changed its name to CNL Hospitality Properties, Inc. The Board of Directors believes that this will provide better name recognition of the Company in the context of its business.

         As of June 30, 1998, net proceeds to the Company from its offering of shares and capital contributions from CNL Real Estate Advisors, Inc. (the "Advisor"), after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $20,283,000. As of June 30, 1998, the Company had invested $50,000 as earnest money deposits on two Properties, and had incurred approximately $1,107,500 in acquisition fees and acquisition expenses, leaving approximately $19,125,500 in net offering proceeds available for investment in Properties and Mortgage Loans.

         On July 31, 1998, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the LIBOR or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition a fee of .5% per advance will

Liquidity and Capital Resources

be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be secured by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. On July 31, 1998, the Company obtained two advances totalling $8,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $60,266. The proceeds were used in connection with the purchase of the two hotel Properties referenced above. The Company has not yet received a commitment for any long-term financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

         As of August 3, 1998, the Company had received subscription proceeds of $25,324,439 (2,532,444 shares) from its offering of shares. As of August 3, 1998, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $21,889,000. In addition, the Company received an advance of $8,600,000 under its line of credit on July 31, 1998. The Company has incurred approximately $1,186,000 in acquisition fees and acquisition expenses and invested approximately $27,246,000 consisting of approximately $18,646,000 of net proceeds and $8,600,000 advanced under the line of credit, in two Properties, leaving approximately $2,057,000 in net offering proceeds available for investment in additional Properties and Mortgage Loans.

         As of August 3, 1998, the Company had initial commitments to acquire three hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions, including, but not limited to, a satisfactory environmental survey and property appraisal. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or debt financing. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. In addition, as of August 3, 1998, the Company had not entered into any arrangements creating a reasonable probability a particular Mortgage Loan or Secured Equipment Lease would be funded.

         The Company is presently negotiating to acquire additional Properties, but as of August 3, 1998, the Company had not acquired any such Properties or entered into any Mortgage Loans.

Liquidity and Capital Resources

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

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At June 30, 1998, the Company had $19,156,223 invested in such short-term investments (including certificates of deposit totalling $1,500,417) as compared to $8,869,838 at December 31, 1997. The increase in the amount invested in short-term investments reflects subscription proceeds received from the sale of shares during the six months ended June 30, 1998. The majority of these funds were used to acquire the two Properties referenced above, the remaining funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the six months ended June 30, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $58,403 and $87,774, respectively, for certain organizational and offering expenses. In addition, during the six months ended June 30, 1998, affiliates of the Company incurred on behalf of the Company $20,302 for certain acquisition expenses and $58,172 for certain operating expenses. As of June 30, 1998, the Company owed the Advisor $60,918 for such amounts, unpaid fees and administrative expenses (including accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds.

         During the six months ended June 30, 1998, the Company generated cash from operations (which includes interest received less cash paid for operating expenses) of $210,452. Based on current and anticipated future cash from operations, the Company declared distributions to its stockholders of $257,086 during the six months ended June 30, 1998. No distributions were paid or declared for the six months ended June 30, 1997. In addition, on July 1, 1998 and August 1, 1998, the Company declared distributions to stockholders of record on July 1, 1998 and August 1, 1998, totalling $99,631 and $105,707, respectively ($.0417 per share), payable in September 1998.

Liquidity and Capital Resources

         For the six months ended June 30, 1998, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of August 3, 1998, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

         Due to anticipated low operating expenses and rental income expected to be obtained from Properties (including the two Properties owned by the Company as of August 3, 1998 and the Properties acquired by the Company in the future), management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997. As of June 30, 1998, the Company had not yet acquired any Properties nor entered into any Mortgage Loans or Secured Equipment Leases.

         During the quarter and six months ended June 30, 1998, the Company earned $232,006 and $371,159, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments. As net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses, including amortization expense, were $77,341 and $169,186 for the quarter and six months ended June 30, 1998, respectively. Operating expenses, including amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires Properties and invests in Mortgage Loans.

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

         In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97- 11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 4, 1998 for the purposes of electing the board of directors and voting on the proposal described below.

                  (b)      Proxies for the meeting  were  solicited  pursuant to
                           Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c)      Two   proposals   were   submitted   to  a  vote   of
                           stockholders as follows:

                           (1) The stockholders approved the election of the following persons as directors of the
                                    Company:

                           Name                                        For                       Withheld
                           G. Richard Hostetter                        878,145                       0
                           J. Joseph Kruse                             878,145                       0
                           Richard C. Huseman                          878,145                       0
                           Robert A. Bourne                            878,145                       0
                           James M. Seneff, Jr.                        878,145                       0

                           (2) The stockholders approved, with 771,149 affirmative votes, 61,940 negative votes, and 54,759 abstentions, the proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to CNL Hospitality Properties, Inc.

Item 5.           Other Information.

                  The form of proxy  solicited  by the  Board  of  Directors  in connection with the Company's 1999 annual meeting of stockholders will confer discretionary authority to vote on any matter, if the Company did not have notice of the matter on or before February 9, 1999. Such notice should be submitted to Lynn E. Rose, Secretary, 400 E. South Street, Orlando, Florida 32801.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           3.1              CNL  American   Realty  Fund,   Inc.
                                            Amended  and  Restated  Articles  of
                                            Incorporation,   as  amended  (Filed
                                            herewith.)

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

                           10.2 Form of Indemnification Agreement dated as of July 9, 1997, between CNL American Realty Fund, Inc. and each of James M. Seneff, Jr., Robert
                                            A. Bourne, G. Richard Hostetter,  J.
                                            Joseph  Kruse,  Richard C.  Huseman,
                                            Charles A.  Muller,  John T. Walker,
                                            Jeanne  A.  Wall  and  Lynn E.  Rose
                                            (Filed  as   exhibit   10.2  to  the
                                            Registrant's  Annual  Report on Form
                                            10-K  for  the  fiscal   year  ended
                                            December  31, 1997 and  incorporated
                                            herein by reference.)

                           10.3 Agreement of Limited Partnership of CNL Hospitality Partners, LP (Filed herewith.)

                           27               Financial   Data   Schedule   (Filed
                                            herewith.)

                  (b) The Company filed one report on Form 8-K on June 11, 1998 in connection with the name change of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 1998.

                           CNL HOSPITALITY PROPERTIES, INC.

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