Form 10-Q
period 1998-09-30
CNL HOSPITALITY PROPERTIES INC
filed 1998-11-16
CIK 1017022

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended            September 30, 1998
                                   ---------------------------------------

                                      OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition  period from                    to
                                 -------------------    -------------------

                              Commission file number
                                    0-24097
                              --------------------

                       CNL Hospitality Properties, Inc.
    ------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Maryland                               59-3396369
    ----------------------------------       -------------------------------
      (State of other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification No.)

           400 E. South Street
            Orlando, Florida                             32801
    ----------------------------------       -------------------------------
     (Address of principal executive
                offices)                               (Zip Code)

    Registrant's telephone number
    (including area code)                            (407) 422-1574
                                             -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ ------ Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

3,146,865 shares of common stock, $.01 par value, outstanding as of November 2, 1998.

                                   CONTENTS

Part I                                                        Page

   Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets                     1

     Condensed Consolidated Statements of Earnings             2

     Condensed Consolidated Statements of
      Stockholders' Equity                                     3

     Condensed Consolidated Statements of Cash Flows           4-5

     Notes to Condensed Consolidated Financial Statements      6-14

   Item 2.  Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                          15-22

Part II

   Other Information                                           23-25

                       CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
              (formerly known as CNL American Realty Fund, Inc.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1998             1997
                                                 -------------   ------------
               ASSETS
Land, building and equipment  on
 operating leases, less accumulated
 depreciation                                   $28,598,883      $       --

Cash and cash equivalents                         2,012,110       8,869,838

Certificate of deposit                            5,015,822              --
Receivables                                          41,099              --

Due from related party                                   --           7,500
Prepaid expenses                                      1,893          11,179
Organization  costs, less accumulated
amortization of $3,971 and $833, respectively        21,000          19,167
Loan  costs, less accumulated
amortization of $3,700                               87,562              --
Accrued rental income                                28,255              --
Other assets                                        580,606         535,792
                                                   ---------        --------

                                                $36,387,230      $9,443,476
                                                ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                   $9,600,000      $       --
Accounts payable and accrued expenses                28,513          16,305
Due to related parties                              705,117         193,254
Security deposits                                 1,417,500              --
Other payables                                       68,445              --
                                                 -----------     -----------
     Total liabilities                           11,819,575         209,559

Commitments (Note 11)

Stockholders' equity:
   Preferred stock, without par value.
     Authorized and unissued
     3,000,000 shares                                    --             --
   Excess shares, $.01 par value per share.
     Authorized  and   unissued
      63,000,000 shares                                  --             --
   Common stock, $.01 par value per share.
     Authorized   60,000,000  shares,
       issued and outstanding 2,865,872 and
       1,152,540 shares, respectively                28,659          11,525
   Capital in excess of par value                24,581,209       9,229,316
   Accumulated distributions in
    excess of net earnings                          (42,213)         (6,924)
                                                 -----------      ----------
       Total stockholders' equity                24,567,655       9,233,917
                                                 -----------      ----------

                                                $36,387,230      $9,443,476
                                                ============     ===========


     See accompanying notes to condensed consolidated financial statements.

                       CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
              (formerly known as CNL American Realty Fund, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                     Quarter Ended            Nine Months Ended
                                     September 30,              September 30,
                                   1998         1997         1998           1997
                                 ---------     --------    ----------     ---------
Revenues:

   Rental income from
     operating leases          $ 487,400       $   --    $  487,400        $    --
   FF&E Reserve Income            41,099           --        41,099             --
   Interest income               127,082           --       498,241             --
                                ---------     --------     ---------     ----------
                                 655,581           --     1,026,740             --
                                ---------     --------     ---------     ----------

Expenses:
   Interest Expense              139,416           --       139,416             --
   General operating and
     administrative               44,979           --       212,165             --
   Asset  management fees
    to related party              27,246           --        27,246             --
   Reimbursement of
    operating expenses           (92,733)          --       (92,733)            --
   Depreciation and
     amortization                154,804           --       156,804             --
                                ---------     --------     ---------     ----------
                                 273,712           --       442,898             --
                                ---------     --------     ---------     ----------


Net Earnings                   $ 381,869       $   --     $ 583,842        $    --
                                =========     ========     =========     ==========

Earnings   Per  Share  of
 Common Stock (Basic and
 Diluted)                       $   0.15       $   --     $    0.28        $    --
                                =========     ========     =========     ==========

Weighted  Average  Number
  of Shares of Common Stock
  Outstanding                  2,599,251           --     2,082,845             --
                                =========     ========     =========     ==========

     See accompanying notes to condensed consolidated financial statements.

                       CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
              (formerly known as CNL American Realty Fund, Inc.)
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Nine Months Ended September 30, 1998 and Year Ended December 31, 1997



                                                           Accumulated
                            Common stock                  distributions
                          -----------------   Capital in    in excess
                           Number      Par      excess       of net
                           Shares     value  of par value   earnings     Total
                           -------   -------  ---------    ---------   ---------
Balance at
   December 31,
   1996                    20,000    $ 200   $  199,800    $    --   $  200,000

Subscriptions
   received for
   common stock through
   public
   offering and
   distribution
   reinvestment
   plan                  1,132,540   11,325   11,314,077        --    11,325,402

Stock issuance
 costs                          --       --   (2,284,561)       --    (2,284,561)

Net earnings                    --       --          --      22,852       22,852

Distributions
   declared and
   paid ($.05 per
   share)                       --       --          --     (29,776)     (29,776)
                           --------   ------   ---------  ---------   ---------

Balance at
   December 31,
   1997                  1,152,540    11,525   9,229,316     (6,924)   9,233,917

Subscriptions
   received for
   common
   stock through
   public
   offering and
   distribution
   reinvestment
   plan                  1,713,332    17,134  17,116,185       --     17,133,319

Stock issuance
   costs                        --       --   (1,764,292)       --    (1,764,292)

Net earnings                    --       --          --    583,842       583,842

Distributions
   declared and
   paid ($.29 per
   share)                       --       --          --   (619,131)     (619,131)
                           --------   ------   ---------  ---------   ---------
Balance at
   September 30, 1998     2,865,872  $28,659 $24,581,209  $(42,213)  $24,567,655
                           ========   ======   =========  =========  ===========

     See accompanying notes to condensed consolidated financial statements.

                       CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
              (formerly known as CNL American Realty Fund, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                    September 30,
                                                 1998            1997
                                              -----------      ----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $2,047,046       $      --
                                               ----------      -----------

    Cash   Flows    from    Investing
Activities:
      Additions  to  land,  buildings
       and equipment
       on operating leases                    (27,245,538)             --
      Investment  in  certificate  of
        deposit                                (5,000,000)             --
      Increase in other assets                   (983,305)             --
      Other                                           --              (68)
                                               ----------      -----------
           Net cash used in investing
             activities                       (33,228,843)            (68)
                                               ----------      -----------

    Cash Flows  from Financing
     Activities:
      Reimbursement of acquisition
       and stock issuance costs paid by
       related  parties  on  behalf
       of the Company                            (168,369)              --
      Proceeds from borrowing on
         line of credit                         9,600,000               --
      Subscriptions received from
         stockholders                          17,133,319               --
      Distributions to stockholders              (619,131)              --
      Payment of stock issuance costs          (1,634,250)              --
      Other                                        12,500               --
                                               ----------      -----------
           Net cash provided by
             financing activities              24,324,069               --
                                               ----------      -----------
Net Decrease in Cash and Cash
  Equivalents                                  (6,857,728)             (68)

Cash and Cash Equivalents at
 Beginning of Period                            8,869,838            2,084
                                                ----------      -----------
Cash and Cash Equivalents at End of
  Period                                      $ 2,012,110       $    2,016
                                                ==========      ===========

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                         Nine Months Ended
                                                           September 30,
                                                       1998            1997
                                                   -----------      -----------

Supplemental Schedule of Non-Cash
   Investing and Financing
     Activities:
     Related parties paid certain
       acquisition and stock
       issuance costs on behalf
       of  the Company
       as follows:

         Acquisition costs                        $   220,575       $     --

         Stock issuance costs                         158,184          916,478
                                                  -----------       ----------


                                                  $   378,759       $  916,478
                                                  ===========       ==========

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.    Organization and Nature of Business:

      CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

      The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, triple-net basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and in restaurant properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

2.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
                (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.    Basis of Presentation - Continued:

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

      In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring Property should be expensed as incurred. Due to the fact that the Company does not have an internal acquisitions function and instead, contracts these services from an external advisor, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which will be effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of earnings. Management of the Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.    Basis of Presentation - Continued:

      In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Management of the Company does not expect that the consensus will have a material effect on the Company's financial position or results of operations.

3.    Leases:

      The Company leases its land, buildings and equipment to an operator of a national limited service extended stay hotel chain. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and have been classified as operating leases. The leases are for 19 years, provide for minimum and contingent rentals and require the tenant to pay executory costs. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew the lease for three successive five-year periods subject to the same terms and conditions of the initial lease.

4. Land, Buildings and Equipment on Operating Leases:

      Land, buildings and equipment on operating leases consisted of the following at:

                                             September 30,   December 31,
                                                 1998            1997
                                              ------------    -----------

             Land                             $ 2,926,976     $        --
             Buildings                         23,476,442              --
             Equipment                          2,349,131              --
                                              ------------    -----------
                                               28,752,549              --

             Less accumulated depreciation       (153,666)             --
                                              ============    ===========
                                              $28,598,883     $        --
                                              ============    ===========

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


4.    Land, Building and Equipment on Operating Leases - Continued:

      The leases provide for automatic increases in the minimum annual rent at predetermined intervals during the term of the lease. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the quarter and nine months ended September 30, 1998, the Company recognized $28,255 of such rental income.

      The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 1998:


                           1998                   $   715,195
                           1999                     2,889,162
                           2000                     2,928,895
                           2001                     2,928,895
                           2002                     2,928,895
                           Thereafter              42,957,127
                                                  ------------
                                                  $55,348,169
                                                  ============

      Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on a percentage of the tenant's gross sales.

5.    Other Assets:

      Other assets consisted of the following at:

                                                 September 30,   December 31,
                                                     1998            1997
                                                  ------------    -----------
            Acquisition  fees and
               miscellaneous
               acquisition expenses to be
               allocated to future
               properties                          $ 555,606       $ 535,792
            Deposits on properties                    25,000              --
                                                  -----------     -----------
                                                   $ 580,606       $ 535,792
                                                  ===========     ===========

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


6.    Line of Credit:

      On July 31, 1998, the Company entered into an initial revolving line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The line of credit provides that the Company may receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be secured by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

      On July 31, 1998, the Company obtained two advances totalling $8,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $62,149. The proceeds were used in connection with the purchase of two hotel Properties. In addition, on September 9, 1998, the Company obtained an advance totalling $1,000,000 in connection with the agreement to acquire the three hotel Properties (see Note 11). In connection with this advance, the Company incurred legal fees and closing costs of $6,613. The interest rate of the line of credit at September 30, 1998 was 8.55%.

7.    Stock Issuance Costs:

      The Company has incurred certain expenses of its offering of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Hospitality Advisors, Inc., (formerly known as CNL Real Estate Advisors, Inc.) (the "Advisor"). The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the offering.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


7.    Stock Issuance Costs - Continued:

      During the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company incurred $1,769,263 and $2,304,561, respectively, in organizational and offering costs, including $1,370,665 and $906,032, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). Of these amounts $1,764,292 and $2,284,561, respectively, have been treated as stock issuance costs and $4,971 and $20,000, respectively, have been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8.    Distributions:

      For the nine months ended September 30, 1998, approximately 94 percent of the distributions paid to stockholders were considered ordinary income and approximately six percent were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

9.    Related Party Transactions:

      During the nine months ended September 30, 1998 and 1997, the Company incurred $1,284,999 and $86,873, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($1,199,289 and $81,081, respectively) were or will be paid by CNL Securities Corp. as commissions to other broker.

      In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 1998 and 1997, the Company incurred $85,667 and $5,792, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
                (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


9.    Related Party Transactions - Continued:

      The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring Properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the nine months ended September 30, 1998 and 1997, the Company incurred $770,999 and $52,124, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases and other assets at September 30, 1998.

      The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the nine months ended September 30, 1998, the Company incurred $27,246 of such fees.

      The Company has incurred operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended September 30, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore the Advisor reimbursed the Company such amount in accordance with the advisory agreement.

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
                (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


9.    Related Party Transactions - Continued:

      The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares), on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30:

                                                  1998          1997
                                                ----------    ----------

            Deferred offering costs              $     --      $ 92,657
            Stock issuance costs                  236,942            --
            General operating and
               administrative expenses             95,441            --
                                                ----------    ----------
                                                 $332,383      $ 92,657
                                                ==========    ==========

      As of September 30, 1998, the Company has reversed the amounts above classified as general operating and administrative expenses which exceed the Expense Cap.

      The amounts due to related parties consisted of the following at:

                                              September 30,  December 31,
                                                  1998           1997
                                                ----------     ----------
            Due to CNL Securities Corp.:
               Commissions                       $ 57,790      $ 100,709
               Marketing support and due
                  diligence   expense
                  reimbursement fee                 4,884          7,268
                                                ----------     ----------
                                                   62,674        107,977
                                                ----------     ----------

            Due to Advisor:
                  Expenditures  incurred
                    on behalf of the
                    Company
                    and accounting and
                    administrative
                    services                      155,792         39,105
                  Acquisition fees                486,651         46,172
                                                ----------     ----------
                                                  642,443         85,277
                                                ----------     ----------
                                                 $705,117       $193,254
                                                ==========     ==========

                         CNL HOSPITALITY PROPERTIES, INC.
                                 AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


10.    Concentration of Credit Risk:

      All of the Company's rental income for the nine months ended September 30, 1998 was earned from one lessee, STC Leasing Associates, LLC, which operates each property as Residence Inn by Marriott.

      Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of any one hotel chain or lessee that contributes more than ten percent of the Company's rental income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessee.

      It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased in 1998 and subsequent years.

11.   Commitments:

      In July 1998, the Company entered into agreements to acquire three hotel Properties. In connection with these agreements, the Company was required to obtain a letter of credit, to be used by the seller of the Properties, secured by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs.

12.   Subsequent Events:

      During the period October 1, 1998 through November 2, 1998, the Company received subscription proceeds for an additional 280,993 shares ($2,809,932) of common stock.

      On October 1, 1998 and November 1, 1998, the Company declared distributions totalling $167,846 and $183,405, respectively, or $.0583 per share of common stock, payable in December 1998, to stockholders of record on October 1, 1998 and November 1, 1998, respectively.

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

      The Company was formed to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). The Company is not obligated to invest in both hotel Properties and restaurant Properties. The Company may also provide mortgage financing (the "Mortgage Loans") in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing has been obtained. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.


Liquidity and Capital Resources

      On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of September 30, 1998, the Company had received aggregate subscription proceeds of (Securities and Exchange Commission File No. 333-9943) $28,458,720 (2,845,872 shares), from the offering, including $20,615 (2,062 shares) through the Company's reinvestment plan. The Company anticipates significant additional sales of shares prior to the termination of the offering. In accordance with the Company's prospectus, the Company has elected to extend the offering of shares until a date no later than July 9, 1999.

      The managing dealer of the offering of shares is CNL Securities Corporation, an affiliate of the Company's.

     As of September 30, 1998, net proceeds to the Company from its offering of shares and capital contributions from CNL Hospitality Advisors, Inc. (formerly known as CNL Real Estate Advisors, Inc.) (the "Advisor") and advances on the line of credit, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $34,200,000. As of September 30, 1998, the proceeds have been invested in two hotel properties or committed for investment in additional hotel properties and to pay acquisition fees and certain acquisition expenses.

      The Company expects to use net offering proceeds from the sale of additional shares to purchase additional Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing.

      On July 31, 1998, the Company acquired two Residence Inn by Marriott properties in Georgia for a total purchase price of $27,245,539. In connection therewith, the Company entered into a 19 year lease for each Property.

      On July 31, 1998, the Company entered into an initial line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be secured by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. On July 31, 1998, the Company obtained two advances totalling $8,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $62,149. The proceeds were used in connection with the purchase of the two hotel Properties referenced above. In addition, on September 9, 1998, the Company obtained an advance totalling $1,000,000 relating to the line of credit. In connection with this advance, the Company incurred legal fees and closing costs of $6,613. The Company has not yet received a commitment for any long-term financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

      As of November 2, 1998, the Company had received subscription proceeds of $31,268,652 (3,126,865 shares) from its offering of shares. As of November 2, 1998, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately 27,175,000. In addition, the Company received an advance of $9,600,000 under its line of credit. The Company has used total net proceeds from the offering and borrowing to invest approximately $27,246,000 in two hotel properties, to pay $5,000,000 as a deposit on three additional hotel properties and to pay approximately $2,214,000 in acquisition fees and expenses, leaving approximately $2,315,000 available for investment in properties and mortgage loans.


      As of November 2, 1998, the Company had initial commitments to acquire three hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions, including, but not limited to, a satisfactory environmental survey and property appraisal. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or debt financing. In connection with these agreements, the Company was required to obtain a letter of credit, to be used by the seller of the Properties, secured by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. In addition, as of November 2, 1998, the Company had not entered into any arrangements creating a reasonable probability a particular Mortgage Loan or Secured Equipment Lease would be funded.

      The Company is presently negotiating to acquire additional Properties, but as of November 2, 1998, the Company had not acquired any such Properties or entered into any Mortgage Loans.

      Properties are and are expected to be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems associated with operating the Properties are currently anticipated by management.

      Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At September 30, 1998, the Company had $2,012,110 invested in such short-term investments as compared to $8,869,838 at December 31, 1997. The decrease in the amount invested in short-term investments reflects funds used to acquire the two Properties referenced above. The remaining funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

      During the nine months ended September 30, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $158,184 and $360,706, respectively, for certain organizational and offering expenses. In addition, during the nine months ended September 30, 1998, affiliates of the Company incurred on behalf of the Company $220,575 for certain acquisition expenses and $64,422 for certain operating expenses. As of September 30, 1998, the Company owed the Advisor $642,443 for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds. In addition, the Advisor is required to reimburse the Company the amount by which total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended September 30, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore the Advisor reimbursed the Company such amount in accordance with the advisory agreement.

      During the nine months ended September 30, 1998, the Company generated cash from operations (which includes rental income and interest received less cash paid for operating expenses) of $2,047,046. Based on cash from operations, the Company declared distributions to its stockholders of $619,131 during the nine months ended September 30, 1998. No distributions were paid or declared for the nine months ended September 30, 1997. In addition, on October 1, 1998 and November 1, 1998, the Company declared distributions to stockholders of record on October 1, 1998 and November 1, 1998, totalling $167,846 and $183,405, respectively ($.0583 per share), payable in December 1998.

      For the nine months ended September 30, 1998, approximately 94 percent of the distributions received by stockholders were considered to be ordinary income and approximately 6 percent were considered a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of November 2, 1998, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

      Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

      The tenant of the two Properties owned by the Company as of November 2, 1998 has established capital expenditure reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel properties (the "FF&E Reserve"). Funds in the FF&E Reserve and all property purchased with funds from the FF&E Reserve will be paid, granted and assigned to the Company as additional rent. For the nine months ended September 30, 1998 revenues from the FF&E Reserve totalled $41,099 and are included in receivables. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

      No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997. As of September 30, 1998, the Company had acquired two Properties consisting of land, building and equipment, and entered into long-term, triple-net lease agreements relating to these Properties.

      The Property leases provide for minimum base annual rental payments ranging from approximately $1,209,000 to $1,651,800, which are payable in monthly installments. The leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the tenant at September 30, 1998 are owned by the Company and are thus reported as additional rent. In connection therewith, the Company earned $528,499 (including $41,099 in FF&E Reserve income) from two Properties during the nine months ended September 30, 1998. Because the Company has not yet acquired all of its Properties, revenues for the nine months ended September 30, 1998, represent only a portion of revenues which the Company is expected to earn in future periods.

      During the quarter and nine months ended September 30, 1998, the Company earned $127,082 and $498,241, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments. As net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $273,712 and $442,898 for the quarter and nine months ended September 30, 1998, respectively. Operating expenses, including asset management fees and depreciation and amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

      As of September 30, 1998, the Company has reduced operating expenses payable to the Advisor an amount which exceeds the Expense Cap totalling $92,733.

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

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. Management of the Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

      In May 1998, the Emerging Issues Task Force of the FASB reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Management of the Company does not expect that the consensus will have a material effect on the Company's financial position or results of operations.

      The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

      The Company does not have any information technology systems. Affiliates of the Advisor provide all services requiring the use of information technology systems pursuant to a management agreement with the Company. The maintenance of embedded systems, if any, at the Company's properties is the responsibility of the tenants of the properties in accordance with the terms of the Company's leases. The Advisor and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's tenants, significant suppliers, financial institutions and transfer agent.

      The information technology infrastructure of the affiliates of the Advisor consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The costs expected to be incurred by the Advisor and affiliates to become Year 2000 compliant will be incurred by the Advisor and affiliates; therefore, these costs will have no impact on the Company's financial position or results of operations.

      The Company has material third party relationships with its tenants, financial institutions and transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor has requested and is evaluating documentation from the Company's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the Advisor has not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, Advisor does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

      The Advisor currently expects that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor and affiliates have made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor and affiliates are still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As the Advisor identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor will develop appropriate contingency plans.

                            PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities and Use of Proceeds.

            (d)   The information required by this item is set forth in Part I.
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is hereby incorporated by reference.

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

Item 6.           Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  3.1   CNL  American   Realty  Fund,   Inc.   Amended  and
                        Restated   Articles  of Incorporation  (Included  as
                        Exhibit 3.4 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  3.2   CNL  American  Realty  Fund,  Inc.  Bylaws (Included  as
                        Exhibit 3.3 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of July 9, 1997, between CNL American Realty Fund, Inc. and CNL Real Estate Advisor, Inc. (Included as Exhibit 10.9 to registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.

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

                  10.3 Agreement of Limited Partnership of CNL Hospitality Partners, LP (Included as Exhibit 10.10 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.11 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.12 to Registration Statement No. 333-9943 on form S-11 and incorporated herein by reference.)

                  10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.13 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.14 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLP, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.15 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                  10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.16 to Registration Statement No. 333-9943 on Form S-11 and incorporated herein by reference.)

                 10.10 Master Revolving Line of credit Loan Agreement with CNL Hospitality Properties, Inc. and Colonial bank, dated July 31, 1998 (Included as Exhibit 10.17 to Registration Statement No. 333-9943 on form S-11 and incorporated herein by reference.)

                    27  Financial Data Schedule (Filed herewith.)

            (b) The Company filed one report on Form 8-K, reporting the acquisition of Properties, on August 17, 1998.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            DATED this 16th day of November, 1998.


                              CNL HOSPITALITY PROPERTIES, INC.

                                  By:  /s/ James M. Seneff, Jr.
                                  --------------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                  By:  /s/ C. Brian Strickland
                                  ---------------------------------------
                                      C. BRIAN STRICKLAND
                                      Vice President, Finance & Administration
                                      (Principal Financial and
                                      Accounting Officer)