Form 10-K
period 1998-12-31
CNL HOSPITALITY PROPERTIES INC
filed 1999-02-19
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the fiscal year ended         December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission file number 0-24097

                        CNL HOSPITALITY PROPERTIES, INC.
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

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:             Name of exchange on which registered:
               None                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of class)

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

         The number of shares of common stock outstanding as of February 16, 1999, was 6,169,868.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 1999.

                                     PART I

Item 1.  Business

         CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which were organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership (the "Partnership") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, owned by CNL Hospitality Properties, Inc. through the Partnership. The terms "Company" or "Registrant" include CNL Hospitality Properties, Inc. and its subsidiaries, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and CNL Hospitality Partners, LP. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

         Beginning in July 1997, the Company offered for sale up to $165,000,000 of shares of common stock (the "Shares") (16,500,000 Shares at $10 per Share) (the "Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of December 31, 1998, the Company had received subscription proceeds of $43,019,080 (4,301,908 Shares) from the Offering, including $37,299 (3,730 Shares) through the distribution reinvestment plan provided under the Company's registration statement. The Company anticipates significant additional sales of Shares prior to the completion of the Offering. In accordance with the Company's prospectus, the Company has elected to extend the Offering until a date no later than July 9, 1999.

         On November 23, 1998, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 additional Shares ($275,000,000) (the "Secondary Offering") which is expected to commence immediately following the completion of the Company's current Offering. Of the 27,500,000 Shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing Shares through the reinvestment plan. The price per Share and the other terms of the Secondary Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering, and (ii) to CNL Hospitality Advisors, Inc. (formerly CNL Real Estate Advisors, Inc.) (the "Advisor") for acquisition fees and acquisition expenses, will be substantially the same as those for the Company's current Offering. The Company expects to use net proceeds from the Secondary Offering to purchase additional Properties and, to a lesser extent, provide mortgage financing (the "Mortgage Loans"). The Company believes that the net proceeds received from the Secondary Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists on a national exchange, although there is no assurance that listing ("Listing") will occur. In addition, if Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term (generally, 10 to 20 years, plus renewal options for up to an additional 20 years), "triple-net" basis, which means that the tenant generally will be responsible for repairs, maintenance, property taxes, utilities and insurance. The Properties will be leased to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). While the Company may currently invest in both restaurant and hotel Properties, management believes that over time the Company will focus its Property investments exclusively on hotel Properties. The Company structures the leases of its Properties to provide for payment of base rent with (i) automatic increases in base rent and/or (ii) percentage rent based on a percentage of gross sales above a specified level. The Company may also provide Mortgage Loans in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing that have been obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of Shares of common stock.


         As of December 31, 1998, net proceeds to the Company from the Offering and capital contributions from the Advisor after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $37,313,000. In addition, the Company received three advances under the line of credit (the "Line of Credit") totalling $9,600,000. As of December 31, 1998, the Company had used net proceeds from the Offering and borrowings to invest approximately $27,246,000 in two hotel Properties, to pay $5,000,000 as a deposit on three additional Properties and to pay approximately $3,487,000 in acquisition fees and expenses. The Company will use the remaining net proceeds to invest in additional Properties and, to a lesser extent, Mortgage Loans. The number of Properties to be acquired and Mortgage Loans to be entered into will depend upon the amount of net proceeds available to the Company. The Company presently is negotiating to acquire additional Properties, but as of January 19, 1999, had not acquired any such Properties.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the Offering, either in whole or in part, through (a) Listing or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met.

         For the first five to ten years after the commencement of the Offering, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the Line of Credit. At or prior to the end of such ten-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. The Company's Articles of Incorporation provide, however, that if Listing does not occur within ten years after the commencement of the Offering, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

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



Leases

         The leases the Company has entered into to date, and the leases the Company expects to enter into in the future are long-term, generally 10 to 20 years, triple-net leases. The following is a summarized description of the general structure of the Company's leases.

         The leases of the two Properties owned by the Company as of December 31, 1998, provide for initial terms of 19 years and expire in 2017. The leases are on a triple-net basis, with the tenants generally required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also will be required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $1,209,000 to $1,651,800. In addition, the leases provide for percentage rent based on a percentage of gross sales above a specified amount to be paid by the tenant. The leases also provide for the annual base rent required under the terms of the lease to increase in the second lease year (August 1999). The leases of the Properties also provide for the tenant to fund, in addition to its lease payment, a capital expenditures reserve fund up to a pre-determined amount. Money in that fund may be used by the tenant, with the approval of the Company, to pay for capital expenditures. The Company may be responsible for capital expenditures in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         The leases provide for up to four, five-year renewal options. During the initial term of each lease, the tenant will pay the Company, as lessor, minimum annual rent equal to a specified percentage of the Company's cost of purchasing the Property payable in monthly installments. If the Company is acquiring a Property that is to be constructed or renovated pursuant to the development agreement, the cost of purchasing the Property will include the purchase price of the land, including all fees, costs, and expenses paid by the Company in connection with its purchase of the land, and all fees, costs, and expenses disbursed by the Company for construction of building improvements. The minimum rental payment under the renewal option generally will be greater than that due for the final lease year of the initial term of the lease. In addition to the minimum annual rent, the lease will generally provide for percentage rent based on a percentage of the gross sales above a specified amount to be paid by the tenant.

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

         During the period January 1, 1999 through January 19, 1999, the Company had not acquired additional Properties or invested in any Mortgage Loans.

Major Tenants

         All of the Company's rental income for the year ended December 31, 1998 was earned from one lessee, STC Leasing Associates, LLC, which operates each of the two Properties owned by the Company as Residence Inn(R) by Marriott(R). It is anticipated that Marriott(R) Brand Chains will continue to contribute more than ten percent of the Company's total rental income in 1999 and subsequent years. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this Hotel Chain or lessee could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessee. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased in subsequent years.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the Line of Credit and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Line of Credit and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives the asset management fee, which is payable monthly in an amount equal to one-twelfth of .60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of .60% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of the Line of Credit, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases.

         The Advisory Agreement continues until July 9, 1999, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowing

         On July 31, 1998, the Company entered into a revolving Line of Credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial Line of Credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the Line of Credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. As of December 31, 1998, the Company obtained three advances totalling $9,600,000 relating to the Line of Credit. In connection with the Line of Credit, the Company incurred a commitment fee, legal fees, and closing costs of $68,762. The proceeds were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional
Properties. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any permanent financing on satisfactory terms.

         The Company expects to use net proceeds it receives from the current Offering, plus any net proceeds from the sale of Shares in the Secondary Offering, to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently plans to obtain one or more revolving Lines of Credit in an aggregate amount initially of up to $45,000,000 and may, in addition, also obtain permanent financing. The Line of Credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the Line of Credit will initially be in an amount up to $45,000,000 and that the aggregate amount of any permanent financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300% of the Company's net assets.



Competition

         The hotel and restaurant businesses are characterized by intense competition. The operators of the hotels and restaurants located on the Properties do, and are expected to in the future, compete with independently owned hotels and restaurants, hotels and restaurants which are part of local or regional chains, and hotels and restaurants in other well-known national chains, including those offering different types of food and accommodations.

         Many successful fast-food, family-style and casual dining restaurants are located in "eating islands," which are areas to which people tend to return frequently and within which they can diversify their eating habits, because in many cases local competition may enhance the restaurant's success instead of detracting from it. Fast-food, family-style and casual dining restaurants frequently experience better operating results when there are other restaurants in the same area. Similarly, many successful hotel "pockets" have developed in areas of concentrated lodging demand, such as airports, urban office parks and resort areas where this gathering promotes credibility to the market as a lodging destination and accords the individual Properties efficiencies such as area transportation, visibility and the promotion of other support amenities.

         The Company will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties, tenants, Mortgage Loan borrowers and equipment tenants.

Employees

         Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.

Item 2.  Properties

         As of December 31, 1998, the Company owned two hotel Properties in the Atlanta, Georgia area. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. The Company is presently negotiating to acquire additional Properties, but as of January 19, 1999, had not acquired any such Properties.

         While the Company may currently invest in both hotel and restaurant Properties, management believes that over time the Company will focus its Property investments exclusively on hotel Properties. Generally, Properties to be acquired by the Company will consist of both land and building, although in a number of cases the Company may acquire the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. The two Properties owned by the Company as of December 31, 1998 conform, and the Advisor expects that any Properties purchased by the Company will conform, generally to the following specifications of size, cost, and type of land and buildings.

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

         The hotel buildings generally will be low to mid rise construction. The Company may acquire limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities.

         Restaurant Properties. Lot sizes will generally range between 25,000 to 60,000 square feet depending upon building size and local demographic factors. Restaurants located on land within shopping centers will be freestanding and may be located on smaller parcels if insufficient common parking is available. Sites purchased by the Company will be in locations zoned for commercial use which have been reviewed for traffic patterns and volume. The restaurant buildings generally will be rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes generally will range from 2,500 to 6,000 square feet, with the larger restaurants having greater seating and equipment areas.

         Before or after construction or renovation, both hotel and restaurant Properties to be acquired will be one of a Hotel Chain's or Restaurant Chain's approved designs. In general, the Properties will be freestanding and surrounded by paved parking areas. Buildings will be suitable for a variety of uses, and in the case of hotel Properties, the Properties may include equipment.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment so as to comply with the lessee's obligations under the franchise agreement to reflect the current commercial image of its Hotel Chain or Restaurant Chain. These capital expenditures generally will be paid by the lessee during the term of the lease. Some hotel Property leases may, however, obligate the lessee to fund, in addition to its lease payment, a capital expenditures reserve up to a pre-determined amount. Money in that reserve may be used by the lessee, with the approval of the Company, to pay for capital expenditures. The Company may be responsible for capital expenditures in excess of the amounts in the reserve fund, and the lessee would be generally responsible for replenishing the reserve fund and to pay additional rent equal to a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         STC Leasing Associates, LLC leases two Residence Inn(R) by Marriott(R) hotel Properties. The initial term of each lease is 19 years (expiring in 2017) and the aggregate minimum base annual rent is approximately $2,861,000.

         Management   considers  the  Properties  to  be   well-maintained   and
sufficient for the Company's operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 16, 1999, there were 2,703 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within ten years of commencement of the offering of Shares, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's reinvestment plan (the "Reinvestment Plan"). There is no assurance that there will be sufficient funds available for redemption and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in their discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the year ended December 31, 1998, no Shares were transferred, or retired pursuant to the redemption plan.

         As of December 31, 1998, the offering price per Share was $10.

         The Company expects to distribute at least 95% of its real estate investment trust taxable income to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1998 and 1997, the Company declared cash distributions of $1,168,145 and $29,776, respectively, to the stockholders. No amounts distributed to stockholders for the year ended December 31, 1998 and 1997, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:



1998 Quarter                                  First        Second         Third        Fourth       Year
------------                                ---------    ----------     ---------    ----------  -----------
Total distributions declared                 $101,356      $155,730      $362,045      $549,014   $1,168,145
Distributions per Share                         0.075         0.075         0.142         0.175        0.467

1997 Quarter                                  First        Second         Third        Fourth       Year
------------                                ---------    ----------     ---------    ----------  -----------

Total distributions declared                      (1)           (1)           (1)       $29,776      $29,776
Distributions per Share                           (1)           (1)           (1)         0.050        0.050



(1)      For the period June 12, 1996 (date of  inception)  through  October 15,
         1997,  the  Company  did  not  make  any  cash  distributions   because
         operations had not commenced.

         On January 1, 1999 and February 1, 1999, the Company declared distributions totalling $251,967 and $314,928, respectively, or $0.0583 per Share of common stock, payable in March 1999, to stockholders of record on January 1, 1999 and February 1, 1999, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

(b) The information required by this item is set forth in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference.

Item 6.  Selected Financial Data



                                                              1998               1997 (1)          1996 (2)
                                                         ----------------     ------------      ------------
Year Ended December 31:
    Revenues                                                   $1,955,461     $     46,071   $         -
    Net earnings                                                  958,939           22,852             -
    Cash distributions declared                                 1,168,145           29,776             -
    Funds from operations (3)                                   1,343,105           22,852             -
    Earnings per share                                               0.40             0.03             -
    Cash distributions declared per Share                            0.46             0.05             -
    Weighted average number of Shares
          outstanding (4)                                       2,402,344          686,063             -

At December 31:
    Total assets                                              $48,856,690       $9,443,476          $598,190
    Total stockholders' equity (5)                             37,116,491        9,233,917           200,000



(1) No operations commenced until the Company received minimum offering proceeds and funds were released from escrow on October 15, 1997.

(2) Selected financial data for 1996 represents the period June 12, 1996 (date of inception) through December 31, 1996.

(3) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the year ended December 31, 1998, net earnings included $44,160 of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and
         (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying financial statements and notes thereto.

(4) The weighted average number of Shares outstanding is based upon the period the Company was operational.

(5) Includes subscriptions of $31,693,678 and $11,325,402 received, net of stock issuance costs of $3,601,898 and $2,284,561, for the years ended December 31, 1998 and 1997, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses. The ratio of stock issuance costs to subscriptions received was 1:9 and 1:5 during 1998 and 1997, respectively. The Advisor has agreed to pay all organizational and offering expenses which exceed 3% of the gross offering proceeds received from the sale of Shares of the Company.

(6) During 1998 and for the period October 15, 1997 (the date operations commenced) through December 31, 1997, operating expenses incurred by the Company as a percent of net income, each term as defined in the Company's Prospectus, was 18.90% and 94.52%, respectively. In addition, during 1998, operating expenses incurred by the Company represented approximately 1.6% of average invested assets, as defined in the Company's Prospectus. In accordance with the Advisory Agreement, to the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters exceed the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"), the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement. As of December 31, 1998, net offering proceeds had been invested in short term, highly liquid investments pending investment in Properties and Mortgage Loans. Therefore, operating expenses as a percentage of average invested assets for the period October 15 (the date operations commenced) through December 31, 1997, was not applicable.

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

Introduction

         CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., is a Maryland corporation that was organized on June 12, 1996. On June 15, 1998, CNL Hospitality Properties, Inc. formed CNL Hospitality Partners, LP, a wholly owned Delaware limited partnership. Properties acquired are expected to be held by the Partnership and, as a result, owned by CNL Hospitality Properties, Inc. through the Partnership.

         The Company was formed to acquire Properties located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service Hotel Chains and operators of national and regional fast-food, family-style and casual dining Restaurant Chains. While the Company may currently invest in both restaurant and hotel Properties, management believes that over time the Company will focus its Property investments exclusively on hotel Properties. The Company may also provide Mortgage Loans in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also may offer Secured Equipment Leases to operators of Hotel Chains and Restaurant Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of Shares of common stock.

Liquidity and Capital Resources

         On July 9, 1997, the Company commenced the Offering to the public of up to 16,500,000 Shares of common stock pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of December 31, 1998, the Company had received aggregate subscription proceeds of $43,019,080 (4,301,908 Shares), from the Offering, including $37,299 (3,730 Shares) through the Company's Reinvestment Plan. The Company anticipates significant additional sales of Shares prior to the completion of the Offering. In accordance with the Company's prospectus, the Company has elected to extend the Offering until a date no later than July 9, 1999.

         The managing dealer of the offering of Shares is CNL Securities Corp., an affiliate of the Company.

         As of December 31, 1998, net proceeds to the Company from its Offering and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totalled approximately $37,313,000. In addition, the Company had received three advances under the Line of Credit totalling $9,600,000. As of December 31, 1998, the Company had used net proceeds from the Offering and borrowings to invest approximately $27,246,000 in two hotel Properties, to pay $5,000,000 as a deposit on three additional Properties and to pay approximately $3,487,000 in acquisition fees and expenses, leaving approximately $11,180,000 of net offering proceeds available for investment in Properties and Mortgage Loans.

         On November 23, 1998, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 27,500,000 Shares of common stock ($275,000,000) in the Secondary Offering expected to commence immediately following the completion of the Company's current Offering. Of the 27,500,000 Shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing Shares through the Reinvestment Plan. The price per Share and the other terms of the Secondary Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be substantially the same as those for the Company's current Offering. The Company expects to use net proceeds from the Secondary Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

         As of January 19, 1999, the Company had received subscription proceeds of $48,634,727 (4,863,472 Shares) from its Offering. As of January 19, 1998, net proceeds to the Company from its Offering and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $42,479,000. In addition, the Company received three advances under the Line of Credit totalling $9,600,000. The Company has used net proceeds from the current Offering and borrowings to invest approximately $27,246,000 in two hotel Properties, to pay $5,000,000 as a deposit on three additional hotel Properties and to pay approximately $3,740,000 in acquisition fees and expenses, leaving approximately $16,093,000 available for investment in Properties and Mortgage Loans.

         The Company expects to use net proceeds it receives from the current Offering, plus any net proceeds from the sale of Shares in the Secondary Offering, to purchase additional Properties and, to a lesser extent, make Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently plans to obtain one or more revolving Lines of Credit in an aggregate amount up to $45,000,000 and may, in addition, also obtain permanent financing. The Line of Credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the Line of Credit will initially be in an amount initially of up to $45,000,000 and that the aggregate amount of any permanent financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300% of the Company's net assets.

         On July 31, 1998, the Company entered into an initial Line of Credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial Line of Credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the Line of Credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. As of December 31, 1998, the Company obtained three advances totalling $9,600,000 relating to the Line of Credit. In connection with the Line of Credit, the Company incurred a commitment fee, legal fees, and closing costs of $68,762. The proceeds were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any permanent financing on satisfactory terms.

         As of January 19, 1999, the Company had initial commitments to acquire three hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions, including, but not limited to, a satisfactory environmental survey and property appraisal. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or debt financing. In connection with these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit was collateralized by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. There can be no assurance that any or all of the conditions described above will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company.

         As of January 19, 1999, the Company had not entered into any arrangements creating a reasonable probability a particular Mortgage Loan or Secured Equipment Lease would be funded. The Company is presently negotiating to acquire additional Properties, but as of January 19, 1999, the Company had not acquired any such Properties or entered into any Mortgage Loans.

         The Properties are, and are expected to be, leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems associated with operating the Properties are currently anticipated by management.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1998, the Company had $13,228,923 invested in such short-term investments as compared to $8,869,838 at December 31, 1997. The increase in the amount invested in short-term investments reflects proceeds received from the sale of shares and advances on the line of credit during the year ended December 31, 1998, net of the investment in Properties. The remaining funds will be used primarily to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the years ended December 31, 1998 and 1997 and the period June 12, 1996 (date of inception) through December 31, 1996, affiliates of the Company incurred on behalf of the Company $459,250, $638,274 and $555,812, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $392,863 and $26,149, respectively, for certain acquisition expenses and $98,212 and $11,003, respectively, for certain operating expenses. As of December 31, 1998, the Company owed the Advisor $318,937 for such amounts, unpaid fees and administrative expenses. The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds. In addition, the Advisor is required to reimburse the Company the amount by which total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement.

         During the years ended December 31, 1998 and 1997, the Company generated cash from operations (which includes cash received, from tenants and interest and other income received less cash paid for operating expenses and interest expense) of $2,776,965 and $22,469, respectively. Based on cash from operations, the Company declared distributions to its stockholders of $1,168,145 and $29,776 during the year ended December 31, 1998 and the period October 15, 1997 (the date operations commenced) through December 31, 1997, respectively. In addition, on January 1, 1999, the Company declared distributions to stockholders of record on January 1, 1999, totalling $251,967 ($0.0583 per Share), payable in March 1999.


         For the years ended December 31, 1998 and 1997, approximately 76 percent and 100 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and for the year ended December 31, 1998, approximately 24 percent was considered a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of January 19, 1999, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

         Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The tenant of the two Properties owned by the Company as of January 19, 1999 has established capital expenditure reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company as additional rent. For the year ended December 31, 1998, revenues from the FF&E Reserve totalled $98,099, of which $15,692 is included in receivables and $82,407 is restricted cash. Due to the fact that the Properties are leased on a long term, triple-net basis, management does not believe that working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on October 15, 1997. As of December 31, 1998, the Company had acquired two Properties, each consisting of land, building and equipment, and had entered into a long-term, triple-net lease agreement relating to each of the Properties.

         The Property leases provide for minimum base annual rental payments ranging from approximately $1,209,000 to $1,651,800, which are payable in monthly installments. The leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenant pays a percentage rent computed as a percentage of the gross sales of the Property. No such rent was owed during 1998. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties at December 31, 1998 are owned by the Company and are thus reported as additional rent. In connection therewith, the Company earned $1,316,599 (including $98,099 in FF&E Reserve income) from the two Properties during the year ended December 31, 1998. Because the Company has not yet acquired all of its Properties and the Properties owned as of December 31, 1998 were owned for only a portion of the year, revenues for the year ended December 31, 1998, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the years ended December 31, 1998 and 1997, the Company earned $638,862 and $46,071, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses, including interest expense and depreciation and amortization expense, were $996,522 and $23,219 for the years ended December 31, 1998 and 1997, respectively. Operating expenses increased during the year ended December 31, 1998 as compared to the year ended December 31, 1997, primarily as a result of the fact that the Company did not commence operations until October 15, 1997 and due to the fact that the Company acquired Properties and received advances under the Line of Credit during 1998. Operating expenses, including asset management fees, interest expense and depreciation and amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

         During the year ended December 31, 1998, the Company reduced operating expenses by $92,733 as a result of operating expenses reimbursed by the Advisor due to such expenses exceeding the Expense Cap as defined in the Advisory Agreement as described above in "Liquidity and Capital Resources".

         The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1997. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1998 and 1997. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         The Company anticipates that its leases will be triple-net leases and will contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. Management of the Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

Market Risk

         The Company is subject to interest rate risk through outstanding balances on its variable rate Line of Credit. The Company may mitigate this risk by paying down the Line of Credit from offering proceeds should interest rates rise substantially.

Year 2000

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

         The Company does not have any information technology systems. Affiliates of the Advisor provide all services requiring the use of information technology systems pursuant to a management agreement with the Company. The maintenance of embedded systems, if any, at the Company's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases. The Advisor and its affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's tenants, significant suppliers, financial institutions and transfer agent.


         The information technology infrastructure of the affiliates of the Advisor consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor and its affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor and its affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The Advisor has not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the Advisor and its affiliates to become Year 2000 compliant will be incurred by the Advisor and its affiliates; therefore, these costs will have no impact on the Company's financial position or results of operations.

         The Company has material third party relationships with its tenants, financial institutions and transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor has requested and is evaluating documentation from the Company's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. The Advisor has not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the Advisor does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The Advisor currently expects that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor and its affiliates have made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor and its affiliates are still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As the Advisor identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor will develop appropriate contingency plans.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk for information related to quantitative and qualitative disclosure about market risk.

Item 8.   Financial Statements and Supplementary Data

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                    CONTENTS






                                                                        Page
                                                                        ----

Report of Independent Accountants                                        16

Financial Statements:

  Consolidated Balance Sheets                                            17

  Consolidated Statements of Earnings                                    18

  Consolidated Statements of Stockholders' Equity                        19

  Consolidated Statements of Cash Flows                                  20

  Notes to Consolidated Financial Statements                             22

                        Report of Independent Accountants



To the Board of Directors
CNL Hospitality Properties, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years ended December 31, 1998 and 1997 and the period June 12, 1996 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
January 19, 1999

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                           CONSOLIDATED BALANCE SHEETS




                                                                                   December 31,
                                                                             1998                1997
                                                                          ------------        ------------
                          ASSETS

Land, building and equipment on operating leases,
    less accumulated depreciation                                        $28,368,383        $         --
Cash and cash equivalents                                                 13,228,923           8,869,838
Restricted cash                                                               82,407                  --
Certificate of deposit                                                     5,016,575                  --
Receivables                                                                   28,257                  --
Due from related party                                                                             7,500
                                                                                  --
Prepaid expenses                                                               9,391              11,179
Organization costs, less accumulated amortization of
    $5,221 and $833, respectively                                             19,752              19,167
Loan costs, less accumulated amortization of $12,980                          78,282                  --
Accrued rental income                                                         44,160                  --
Other assets                                                               1,980,560             535,792
                                                                        -------------      -------------

                                                                         $48,856,690          $9,443,476
                                                                        =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                            $9,600,000              $   --
Accounts payable and accrued expenses                                        333,726              16,305
Due to related parties                                                       318,937             193,254
Security deposits                                                          1,417,500                  --
Rents paid in advance                                                          3,489                  --
Interest payable                                                              66,547                  --
                                                                        -------------       -------------
       Total liabilities                                                  11,740,199             209,559
                                                                        -------------       -------------

Commitments (Note 10)

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                 --                  --
    Excess shares,  $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                  --                  --
    Common stock, $.01 par value per share. Authorized
       60,000,000 shares, issued and outstanding
       4,321,908 and 1,152,540 shares, respectively                           43,219              11,525
    Capital in excess of par value                                        37,289,402           9,229,316
    Accumulated distributions in excess of net earnings                     (216,130 )            (6,924 )
                                                                        -------------       -------------
          Total stockholders' equity                                      37,116,491           9,233,917
                                                                        -------------       -------------

                                                                         $48,856,690         $ 9,443,476
                                                                        =============       =============



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                                                     June 12, 1996
                                                                                        (Date of
                                                                                       Inception)
                                                                                        through
                                                                                      December 31,
                                                          Year Ended
                                                         December 31,
                                                   1998                1997              1996
                                                ------------       -------------      ------------

Revenues:
    Rental income from
       operating leases                         $1,218,500              $   --            $   --
    FF&E Reserve income                             98,099                  --                --
    Interest and other income                      638,862              46,071                --
                                               ------------        ------------      ------------
                                                 1,955,461              46,071                --
                                               ------------        ------------      ------------

Expenses:
    Interest and loan cost
       amortization                                350,322                  --                --
    General operating and
       administrative                              167,951              22,386                --
    Professional services                           21,581                  --                --
    Asset management fees to
       related party                                68,114                  --                --
    Depreciation and amortization                  388,554                 833                --
                                               ------------        ------------      ------------
                                                   996,522              23,219                --
                                               ------------        ------------      ------------

Net Earnings                                     $ 958,939            $ 22,852       $        --
                                               ============        ============      ============

Earnings Per Share of Common
    Stock (Basic and Diluted)                     $   0.40            $   0.03       $        --
                                               ============        ============      ============

Weighted Average Number of
    Shares of Common Stock
    Outstanding                                  2,402,344             686,063                --
                                               ============        ============      ============



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996




                                                                                    Accumulated
                                            Common stock                           distributions
                                       ------------------------     Capital in       in excess
                                         Number         Par         excess of          of net
                                       of Shares       value        par value         earnings           Total
                                       -----------    ---------    -------------    --------------    -------------

Balance at June 12, 1996                       --         $ --            $   --         $    --            $   --

Sale of common stock to
    related party                          20,000          200           199,800              --           200,000
                                       -----------    ---------     -------------   -------------      ------------

Balance at December 31, 1996               20,000          200           199,800
                                                                                              --           200,000

Subscriptions received for common
    stock through public offering
    and distribution reinvestment
    plan                                1,132,540       11,325        11,314,077              --        11,325,402

Stock issuance costs                           --           --        (2,284,561 )            --        (2,284,561 )

Net earnings                                   --           --                --          22,852            22,852

Distributions declared and paid
    ($.05 per share)                           --           --                --         (29,776 )         (29,776 )
                                       -----------    ---------     -------------   -------------      ------------

Balance at
    December 31, 1997                   1,152,540       11,525         9,229,316          (6,924 )       9,233,917

Subscriptions received for common
    stock through public offering
    and distribution reinvestment
    plan                                3,169,368       31,694        31,661,984              --        31,693,678

Stock issuance costs                           --           --        (3,601,898 )            --        (3,601,898 )

Net earnings                                   --           --                --         958,939           958,939

Distributions declared and paid
    ($.46 per share)                           --           --                --      (1,168,145 )      (1,168,145 )
                                       -----------    ---------     -------------   -------------      ------------

Balance at
    December 31, 1998                   4,321,908      $43,219       $37,289,402      $ (216,130 )     $37,116,491
                                       ===========    =========     =============   =============      ============







          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                            June 12, 1996
                                                                                              (Date of
                                                                                              Inception)
                                                                  Year Ended                   through
                                                                 December 31,                December 31,
                                                             1998            1997               1996
                                                          -----------    -------------      -------------


Increase (Decrease) in Cash and Cash
    Equivalents:

    Cash Flows from Operating Activities:
       Cash received from tenants                        $2,665,171       $        --         $       --
       Interest received                                    622,237            46,071                 --
       Cash paid for expenses                              (239,648 )         (23,602 )               --
       Cash paid for interest                              (270,795 )              --                 --
                                                        ------------      ------------        -----------
              Net cash provided by operating
                  activities                              2,776,965            22,469                 --
                                                        ------------      ------------        -----------

    Cash Flows from Investing Activities:
       Additions to land,  buildings and equipment on
          operating leases                              (28,216,757 )              --                 --
       Investment in certificate of deposit              (5,000,000 )              --                 --
       Increase in restricted cash                          (82,407 )              --                 --
       Increase in other assets                          (1,211,818 )        (463,470 )               --
                                                        ------------      ------------        -----------
               Net cash used in investing activities    (34,510,982 )        (463,470 )               --
                                                        ------------      ------------        -----------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition, organization,
          deferred  offering  and  stock  issuance
          costs paid by related parties on
          behalf of the Company                            (862,068 )      (1,003,031 )         (197,916 )
       Sale of common stock to related party                     --                --            200,000
       Proceeds from borrowing on line of credit          9,600,000                --                 --
       Payment of loan costs                                (91,262 )              --                 --
       Subscriptions received from stockholders          31,693,678        11,325,402                 --
       Distributions to stockholders                     (1,168,145 )         (29,776 )               --
       Payment of stock issuance costs                   (3,086,630 )        (986,338 )               --
       Other                                                  7,529             2,498                 --
                                                        ------------      ------------        -----------
              Net cash provided by financing
                 activities                              36,093,102         9,308,755              2,084
                                                        ------------      ------------        -----------

Net Increase in Cash and Cash Equivalents                 4,359,085         8,867,754              2,084

Cash and Cash Equivalents at Beginning
    of Period                                             8,869,838             2,084                 --
                                                        ------------      ------------        -----------

Cash and Cash Equivalents at End of
    Period                                              $13,228,923        $8,869,838         $    2,084
                                                        ============      ============        ===========






          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                      STATEMENTS OF CASH FLOWS - CONTINUED





                                                                                            June 12, 1996
                                                                                              (Date of
                                                                                              Inception)
                                                                 Year Ended                    through
                                                                December 31,                 December 31,
                                                            1998              1997              1996
                                                        -------------      -----------       -----------


Reconciliation of Net Earnings to Net Cash
    Provided by Operating Activities:

       Net earnings                                       $ 958,939         $  22,852             $   --
                                                        ------------       -----------        -----------
       Adjustments to reconcile
          net earnings to net cash
          provided by operating
          activities:
             Depreciation                                   384,166                --                 --
             Amortization                                    17,368               833                 --
             Increase in receivables                        (44,832 )              --                 --
             Decrease (increase) in prepaid
                expenses                                      1,788           (11,179 )               --
             Increase in accrued rental income              (44,160 )              --                 --
             Increase in accounts payable
                 and other accrued expenses                  71,869             6,141                 --
             Increase  in  due  to  related
                parties, excluding reimbursement
                of acquisition, organization,
                deferred offering and stock
                issuance   costs   paid  on
                behalf of the Company                        10,838             3,822                 --
             Increase in security deposits                1,417,500                --                 --
             Increase in rents paid in advance                3,489                --                 --
                                                        ------------       -----------        -----------
                   Total adjustments                      1,818,026              (383 )               --
                                                        ------------       -----------        -----------

Net Cash Provided by Operating Activities                $2,776,965         $  22,469             $   --
                                                        ============       ===========        ===========

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain
          acquisition, organization, deferred
          offering and stock issuance costs
          on behalf of the Company as
          follows:
             Acquisition costs                            $ 392,863         $  26,149             $   --
             Organization costs                               4,973                --             20,000
             Deferred offering costs                             --                --            535,812
             Stock issuance costs                           454,277           638,274                 --
                                                        ============       ===========        ===========
                                                          $ 852,113         $ 664,423          $ 555,812
                                                        ============       ===========        ===========






          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Hospitality Properties, Inc., formerly known as CNL American Realty Fund, Inc., was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which were organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

         The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, triple-net basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel
         Chains") and in restaurant properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). While the Company may currently invest in both restaurant and hotel Properties, management believes that over time the Company will focus its Property investments exclusively on hotel Properties. The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also intends to offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

         The Company was a development stage enterprise from June 12, 1996 through October 15, 1997. Since operations had not begun, activities through October 15, 1997 were devoted to organization of the Company.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP. All significant intercompany balances and transactions have been eliminated.

         Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. Land, buildings and equipment are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs.

         The Property leases are accounted for using the operating method. Under the operating method, land, building and equipment leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


1.       Significant Accounting Policies - Continued:

         When the Properties or equipment are sold, the related cost and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected in income. Management reviews its Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

         Loan Costs - Loan costs incurred in connection with the Company's $9,600,000 line of credit and a $5,000,000 letter of credit have been capitalized and are being amortized over the term of the loan and letter of credit commitment, respectively, using the straight-line method which approximates the effective interest method.

         Income Taxes - The Company has made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and property.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the reporting period. The Company does not have any dilutive potential common shares.

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


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

         New Accounting Standards - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which will be effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of earnings. Management of the Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

2.       Public Offerings:

         The Company has a currently effective registration statement on Form S-11 with the Securities and Exchange Commission for the sale of 16,500,000 shares of common stock (the "Offering"). Of the 16,500,000 shares of common stock, the Company has registered 1,500,000 shares ($15,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. As of December 31, 1998, the Company had received subscription proceeds of $43,019,080 (4,301,908 shares), including $37,299 (3,730 shares) through the reinvestment plan.

         On November 23, 1998, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 additional shares of common stock ($275,000,000) (the "Secondary Offering") in an offering expected to commence immediately following the completion of the Company's current Offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the Secondary Offering, including the percentage of gross proceeds payable to (i) the managing dealer for selling commissions and expenses in connection with the offering and (ii) the advisor for acquisition fees and acquisition expenses will be substantially the same as those for the Company's current Offering. The Company expects to use net proceeds from the Secondary Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


3.       Land, Buildings and Equipment on Operating Leases:

         The Company leases its land, buildings and equipment to a hotel operator. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and have been classified as operating leases. The leases are for 19 years, provide for minimum and contingent rentals and require the tenant to pay executory costs. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenant to renew each of the leases for three successive five-year periods subject to the same terms and conditions of the initial leases. The leases also require the establishment of capital expenditure reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been earned, granted and assigned to the Company as additional rent. For the year ended December 31, 1998, revenues from the FF&E Reserve totalled $98,099, of which $15,692 is included in receivables and $82,407 is restricted cash.

         Land, buildings and equipment on operating leases consisted of the following at:

                                                December 31,     December 31,
                                                    1998            1997
                                                -------------   -------------

                Land                               $2,926,976         $   --
                Buildings                          23,476,442             --
                Equipment                           2,349,131             --
                                                --------------  -------------
                                                   28,752,549              --
                Less accumulated depreciation        (384,166 )           --
                                                ==============  =============
                                                  $28,368,383         $   --
                                                ==============  =============

         The leases provide an increase in the minimum annual rent at a predetermined interval during the terms of the leases. Such amount is recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the year ended December 31, 1998, the Company recognized $44,160 of such rental income.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1998:

               1999                                      $2,889,162
               2000                                       2,928,895
               2001                                       2,928,895
               2002                                       2,928,895
               2003                                       2,928,895
               Thereafter                                40,028,238
                                                     ===============
                                                        $54,632,980
                                                     ===============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


3.       Land, Buildings and Equipment on Operating Leases - Continued:

         Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Other Assets:

         Other assets as of December 31, 1998 and 1997 were $1,980,560 and $535,792, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties.

5.       Line of Credit:

         On July 31, 1998, the Company entered into an initial revolving line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The line of credit provides that the Company may receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or
         (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

         As of December 31, 1998, the Company had obtained three advances totalling $9,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $68,762. The proceeds were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties (see Note 10). The interest rate of the line of credit at December 31, 1998 was 8.05% (bank's base rate plus 30 basis points).

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


6.       Stock Issuance Costs:

         The Company has incurred certain expenses of its Offering, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the Offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Hospitality Advisors, Inc., (formerly known as CNL Real Estate Advisors, Inc.) (the "Advisor"). The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross Offering proceeds received from the sale of shares of the Company in connection with the Offering.

         During the years ended December 31, 1998 and 1997, the Company incurred $3,606,871 and $2,304,561, respectively, in organizational and offering costs, including $2,535,494 and $906,032, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see
         Note 8). Of these amounts $3,601,898 and $2,284,561, respectively, have been treated as stock issuance costs and $4,973 and $20,000, respectively, have been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

7.       Distributions:

         For the years ended December 31, 1998 and 1997, approximately 76 percent and 100 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and for the year ended December 31, 1998, approximately 24 percent was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

8.       Related Party Transactions:

         Certain affiliates of the Company received fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company.

         On  June  12,  1996  (date  of  inception),  CNL  Fund  Advisors,  Inc.
         contributed $200,000 in cash to the Company and became its sole stockholder. In February 1997, the Advisor purchased the Company's outstanding common stock from CNL Fund Advisors, Inc. and became the sole stockholder of the Company.

         During the years ended December 31, 1998 and 1997, the Company incurred $2,377,026 and $849,405, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the Offering. A substantial portion of these amounts ($2,200,516 and $792,832, respectively) were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


8.       Related Party Transactions - Continued:

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1998 and 1997, the Company incurred $158,468 and $56,627, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         CNL Securities Corp. will also receive, in connection with the Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the Offering is completed in the amount of 0.20% of the invested capital of the stockholders that invest in the Company through this Offering. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients held shares on such date. As of December 31, 1998, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the acquisition and leases of the Properties and Mortgage Loans equal to 4.5% of the gross proceeds of the Offering, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the years ended December 31, 1998 and 1997, the Company incurred $1,426,216 and $509,643, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases and other assets.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the year ended December 31, 1998, the Company incurred $68,114 of such fees. No such fees were incurred by the Company for 1997.

         The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described above, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore the Advisor reimbursed the Company such amount in accordance with the advisory agreement.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


8.       Related Party Transactions - Continued:

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the Offering), on a day-to-day basis. The expenses incurred for these services were classified as follows:



                                                                                                  June 12, 1996
                                                                                                    (Date of
                                                                                                   Inception)
                                                                                                     through
                                                                                                  December 31,
                                                                   Year Ended
                                                                  December 31,
                                                             1998                1997                 1996
                                                        ---------------      -------------        --------------

               Deferred offering costs                       $     --            $     --              $28,665
               Stock issuance costs                           494,729             185,335                   --
               Land, buildings and equipment
                    on operating leases and
                    other assets                                9,084                  --                   --
               General operating and
                    administrative expenses                   140,376               6,889                   --
                                                         =============        ============         ============
                                                             $644,189            $192,224              $28,665
                                                         =============        ============         ============

         The amounts due to related parties consisted of the following at December 31:

                                                                                 1998                1997
                                                                              ------------        ------------
                  Due to CNL Securities Corp.:
                       Commissions                                                $66,063            $100,709
                       Marketing support and due diligence
                          expense reimbursement fee                                 4,404               7,268
                                                                              ------------        ------------
                                                                                   70,467             107,977
                                                                              ------------        ------------

                  Due to the Advisor:
                          Expenditures incurred on behalf
                             of the Company and for
                             accounting, administrative and
                             acquisition services                                 110,496              39,105
                          Acquisition fees                                        137,974              46,172
                                                                              ------------        ------------
                                                                                  248,470              85,277
                                                                              ============        ============
                                                                                 $318,937            $193,254
                                                                              ============        ============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL American Realty Fund, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998 and 1997 and the
                Period June 12, 1996 (Date of Inception) through
                                December 31, 1996


9.       Concentration of Credit Risk:

         All of the Company's rental income for the year ended December 31, 1998 was earned from one lessee, STC Leasing Associates, LLC, which operates each of the two Properties as a Residence Inn by Marriott. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this Hotel Chain or lessee could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessee.

         It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased in subsequent years.

10.      Commitments:

         In July 1998, the Company entered into agreements to acquire three additional hotel Properties for an anticipated aggregate purchase price of approximately $100 million. In connection with these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit is collateralized by a $5,000,000 certificate of deposit.

11.      Subsequent Events:

         During the period January 1, 1999 through January 19, 1999, the Company
         received   subscription  proceeds  for  an  additional  561,565  shares
         ($5,615,647) of common stock.

         On January 1, 1999, the Company declared distributions totalling $251,967 or $0.0583 per share of common stock, payable in March 1999, to stockholders of record on January 1, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Earnings for the years ended December 31, 1998 and 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997, and the period June 12, 1996 (date of inception) through December 31, 1996

                  Notes to Consolidated Financial Statements
2.

         Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3.  Exhibits

3.1 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

3.2 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

4.1 Reinvestment Plan (Included as Exhibit 4.4 to the 1996 Form S-11 and incorporated herein by reference.)

10.1 Advisory Agreement, dated as of July 10, 1998, between CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. (formerly CNL Real Estate Advisors, Inc.) (Filed herewith.)

10.2     Indemnification Agreement between CNL Hospitality Properties,  Inc. and
         C. Brian Strickland dated October 31, 1998. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter,
         J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose dated July 9, 1997, John A. Griswold dated January 7, 1999 and Charles E. Adams and Craig M. McAllaster dated February 10, 1999 (Filed herewith.)

10.3     Agreement  of  Limited  Partnership  of CNL  Hospitality  Partners,  LP
         (Included as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference.)

10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference.)

10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference.)

10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLP, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference.)

10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Included as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference.)

27       Financial Data Schedule (Filed herewith.)

(b) No reports on Form 8-K were filed during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 1999.

                                              CNL HOSPITALITY PROPERTIES, INC.

                                              By:      ROBERT A. BOURNE
                                                       President

                                                       /s/ Robert A. Bourne
                                                       --------------------
                                                       ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




              Signature                                    Title                                   Date
              ---------                                    -----                                   ----

/s/ James M. Seneff, Jr.                   Chairman   of  the   Board  and  Chief             February 19, 1999
----------------------------               Executive      Officer      (Principal
James M. Seneff, Jr.                       Executive Officer)




/s/ Robert A. Bourne                       Director and President                             February 19, 1999
---------------------------
Robert A. Bourne



/s/ C. Brian Strickland                    Vice     President,      Finance     &             February 19, 1999
---------------------------                Administration   (Principal  Financial
C. Brian Strickland                        and Accounting Officer)




/s/ Charles E. Adams                       Independent Director                               February 19, 1999
---------------------------
Charles E. Adams



/s/ John A. Griswold                       Independent Director                               February 19, 1999
----------------------------
John A. Griswold



/s/ Craig M. McAllaster                    Independent Director                               February 19, 1999
----------------------------
Craig M. McAllaster


                CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


                                                                                                       Costs Capitalized
                                                                                                           Subsequent
                                                                                                         To Acquisition
                                                                         Initial Cost                  ------------------
                                            Encum-          ---------------------------------          Improve-  Carrying
                                           brances          Land         Buildings     Equipment       ments     Costs
                                           -------          ----         ---------     ---------       -----     -----


Properties the Company
  has Invested in Under
  Operating Leases:

    Residence Inns by Marriott:
         Atlanta, Georgia                   (b)         $1,907,479     $13,459,040     $1,234,689       $     -     $     -
         Duluth, Georgia                    (c)          1,019,497      10,017,402      1,114,442             -           -
                                                        ----------     -----------     ----------       -------     -------

                                                        $2,926,976     $23,476,442     $2,349,131       $     -     $     -
                                                        ==========     ===========     ==========       =======     =======










                                                                                                      Life
                                                                                                    on Which
                                                                                                  Depreciation
    Gross Amount at Which Carried                                                                   in Latest
       at Close of Period (d)                                            Date                         Income
 ------------------------------------                 Accumulated       of Con-       Date         Statement is
  Land       Buildings      Equipment       Total     Depreciation     struction     Acquired       Computed
  ----       ---------      ---------       -----     ------------     ---------     --------       --------






$1,907,479  $13,459,040    $1,234,689    $16,601,208    $213,483          1997         07/98           (e)
 1,019,497   10,017,402     1,114,442     12,151,341     170,683          1997         07/98           (e)
----------  -----------    ----------    -----------    --------

$2,926,976  $23,476,442    $2,349,131    $28,752,549    $384,166
==========  ===========    ==========    ===========    ========




                CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998

(a) Transactions in real estate and accumulated depreciation during 1998 and 1997 are summarized as follows:

                                                                  Accumulated
                                                    Cost (d)      Depreciation
                                                    --------      ------------

            Properties the Company
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1997        $         -      $       -
                Acquisitions                       28,752,549        384,166
                                                  -----------       --------

                Balance, December 31, 1998        $28,752,549       $384,166
                                                  ===========       ========


(b) In connection with the purchase of this Property, the Company has obtained a loan in the amount of $6,000,000 collateralized by the assignment of the rents and leases related to the Property.

(c) In connection with the purchase of this Property, the Company has obtained a loan in the amount of $3,600,000 collateralized by the assignment of the rents and leases related to the Property.

(d) As of December 31, 1998, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes is $28,752,549. All of the leases are treated as operating leases for federal income tax purposes.

(e) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(f) During the years ended December 31, 1998 and 1997, the Company incurred acquisition fees totalling $1,426,216 and $509,643, respectively, paid to the Advisor. Acquisition fees are included in land and buildings on operating leases and other assets at December 31, 1998 and 1997.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number
--------------

3.1 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

3.2 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

4.1 Reinvestment Plan (Included as Exhibit 4.4 to the 1996 Form S-11 and incorporated herein by reference.)

10.1 Advisory Agreement, dated as of July 10, 1998, between CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. (formerly CNL Real Estate Advisors, Inc.) (Filed herewith.)

10.2     Indemnification Agreement between CNL Hospitality Properties,  Inc. and
         C. Brian Strickland dated October 31, 1998. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter,
         J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose dated July 9, 1997, John A. Griswold dated January 7, 1999 and Charles E. Adams and Craig M. McAllaster dated February 10, 1999 (Filed herewith.)

10.3     Agreement  of  Limited  Partnership  of CNL  Hospitality  Partners,  LP
         (Included as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference.)

10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference.)

10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference.)

10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLP, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference.)

10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Included as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference.)

27       Financial Data Schedule (Filed herewith.)