Form 10-Q
period 1999-03-31
CNL HOSPITALITY PROPERTIES INC
filed 1999-05-17
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission file number
                                     0-24097

                        CNL Hospitality Properties, Inc.
              (Exact name of registrant as specified in its charter)

          Maryland                              59-3396369
State of other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

400 E. South Street
Orlando, Florida                                   32801
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number
(including area code)                         (407) 650-1000


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

11,800,952 shares of common stock, $.01 par value, outstanding as of May 7, 1999.

                                    CONTENTS




Part I                                                              Page

    Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets                        1

       Condensed Consolidated Statements of Earnings                2

       Condensed Consolidated Statements of Stockholders' Equity    3

       Condensed Consolidated Statements of Cash Flows              4-5

       Notes to Condensed Consolidated Financial Statements         6-17

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                             18-28

    Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                       28


Part II

    Other Information                                               29-31

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                             March 31,             December 31,
                                                                               1999                   1998
                                                                           -------------           ------------

                        ASSETS

Land, buildings and equipment on operating leases,
    less accumulated depreciation of $615,000 and
    $384,166, respectively                                                 $28,137,549            $28,368,383
Investment in unconsolidated subsidiary                                     25,841,816                     --
Cash and cash equivalents                                                   22,840,847             13,228,923
Restricted cash                                                                139,089                 82,407
Certificates of deposit                                                      5,747,142              5,016,575
Receivables                                                                     32,211                 28,257
Dividends receivable                                                           245,063                     --
Prepaid expenses                                                                16,946                  9,391
Organization costs, less accumulated amortization of
    $19,752 and $5,221, respectively                                                --                 19,752
Loan costs, less accumulated amortization of $50,800
    and $12,980, respectively                                                   27,482                 78,282
Accrued rental income                                                           60,065                 44,160
Other assets                                                                 1,618,073              1,980,560
                                                                         --------------          -------------

                                                                           $84,706,283            $48,856,690
                                                                         ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible loan from related party                                         $3,684,745                 $   --
Line of credit                                                                      --              9,600,000
Accounts payable and accrued expenses                                           63,254                333,726
Due to related parties                                                         423,292                318,937
Security deposits                                                            1,417,500              1,417,500
Interest payable                                                                29,478                 66,547
Other payables                                                                   4,901                  3,489
                                                                         --------------          -------------
                                                                         --------------          -------------
       Total liabilities                                                     5,623,170             11,740,199
                                                                         --------------          -------------

Commitments and Contingencies (Note 11)

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares -- Excess shares, $.01 par value per share.
       Authorized and unissued 63,000,000 shares -- Common stock, $.01 par value per share.
       Authorized 60,000,000 shares, issued
       and outstanding 9,094,940 and
       4,321,908 shares, respectively                                           90,949                 43,219
    Capital in excess of par value                                          79,776,666             37,289,402
    Accumulated   distributions   in   excess  of  net                        (784,502 )             (216,130 )
earnings
                                                                         --------------          -------------
          Total stockholders' equity                                        79,083,113             37,116,491
                                                                         --------------          -------------

                                                                           $84,706,283            $48,856,690
                                                                         ==============          =============


                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                              Quarter Ended
                                                                March 31,
                                                         1999                 1998
                                                    ---------------       -------------


Revenues:
    Rental income from operating leases                 $ 737,618              $   --
    FF&E Reserve income                                    61,027                  --
    Interest and other income                             292,864             139,153
    Dividend income                                       241,843                  --
                                                  ----------------      --------------
                                                        1,333,352             139,153
                                                  ----------------      --------------

Expenses:
    Interest and loan cost amortization                   200,573                  --
    General operating and administrative                  188,056              85,393
    Professional services                                  21,206               5,452
    Asset management fees to related party                 49,565                  --
    State taxes                                             5,375                  --
    Depreciation and amortization                         253,758               1,000
                                                  ----------------      --------------
                                                  ----------------      --------------
                                                          718,533              91,845
                                                  ----------------      --------------

Earnings Before Equity in Loss of Unconsolidated
    Subsidiary                                            614,819              47,308
                                                  ----------------      --------------

Equity in Loss of Unconsolidated Subsidiary              (184,539 )                --
                                                  ----------------      --------------

Net Earnings                                            $ 430,280           $  47,308
                                                  ================      ==============

Earnings Per Share of Common Stock:
    Basic                                                $   0.07            $   0.03
                                                  ================      ==============
    Diluted                                              $   0.06            $   0.03
                                                  ================      ==============

Weighted Average Number of Shares Outstanding:
    Basic                                               6,419,548           1,474,288
                                                  ================      ==============
    Diluted                                             7,812,448           1,474,288
                                                  ================      ==============






                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY Quarter Ended March 31, 1999 and
                          Year Ended December 31, 1998





                                                                                     Accumulated
                                            Common stock                            distributions
                                      --------------------------     Capital in       in excess
                                         Number         Par          excess of          of net
                                       of Shares       value         par value         earnings           Total
                                      -------------  -----------   --------------   ---------------   --------------


Balance at December 31, 1997            1,152,540      $11,525        $ 9,229,316       $  (6,924 )      $ 9,233,917

Subscriptions received for
    common stock through
    public offering and
    distribution reinvestment
    plan                                3,169,368       31,694         31,661,984              --         31,693,678

Stock issuance costs                           --           --         (3,601,898 )            --         (3,601,898 )

Net earnings                                   --           --                 --         958,939            958,939

Distributions declared and paid
    ($0.46 per share)                          --           --                 --      (1,168,145 )       (1,168,145 )
                                      ------------   ----------     --------------  --------------    ---------------

Balance at December 31, 1998            4,321,908       43,219         37,289,402        (216,130 )       37,116,491

Subscriptions received for
    common stock through
    public offering and
    distribution reinvestment
    plan                                4,773,032       47,730         47,682,588              --         47,730,318

Stock issuance costs                           --           --         (5,195,324 )            --         (5,195,324 )

Net earnings                                   --           --                 --         430,280            430,280

Distributions declared and paid
    ($0.17 per share)                          --           --                 --        (998,652 )         (998,652 )
                                      ------------   ----------     --------------  --------------    ---------------

Balance at March 31, 1999               9,094,940      $90,949        $79,776,666      $ (784,502 )      $79,083,113
                                      ============   ==========     ==============  ==============    ===============






                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Quarter Ended
                                                                 March 31,
                                                        1999                    1998
                                                   ---------------         ---------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating
        Activities                                    $   663,437              $   67,118
                                                   ---------------         ---------------

      Cash Flows from Investing Activities:
        Investment in unconsolidated subsidiary       (23,983,718 )                    --
        Investment in certificates of deposit            (730,567 )            (1,500,000 )
        Increase in restricted cash                       (56,682 )                    --
        Increase in other assets                       (1,690,852 )              (313,391 )
                                                   ---------------         ---------------
             Net cash used in investing
                activities                            (26,461,819 )            (1,813,391 )
                                                   ---------------         ---------------

      Cash Flows from Financing Activities:
        Reimbursement of acquisition and
          stock issuance costs paid by
          related parties on behalf of the
          Company                                        (888,032 )               (90,634 )
        Proceeds from convertible loan                  3,684,745                       --
        Payment on line of credit                      (9,600,000 )                    --
        Subscriptions received from
          stockholders                                 47,730,318               7,263,367
        Distributions to stockholders                    (998,652 )              (101,356 )
        Payment of stock issuance costs                (4,508,044 )              (749,008 )
        Other                                             (10,029 )                    --
                                                   ---------------         ---------------
                                                   ---------------         ---------------
             Net cash provided by
                financing activities                   35,410,306               6,322,369
                                                   ---------------         ---------------

Net Increase in Cash and Cash Equivalents               9,611,924               4,576,096

Cash and Cash Equivalents at Beginning
   of Quarter                                          13,228,923               8,869,838
                                                   ---------------         ---------------

Cash and Cash Equivalents at End of
   Quarter                                           $ 22,840,847            $ 13,445,934
                                                   ===============         ===============







                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                   Quarter Ended
                                                                      March 31,
                                                             1999                    1998
                                                        ---------------         ----------------


Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain
          acquisition and stock issuance
          costs on behalf of the Company as follows:
              Acquisition costs                          $   351,291                $    6,685
              Stock issuance costs                           587,948                   107,367
                                                      ---------------         -----------------

                                                         $   939,239               $   114,052
                                                      ===============         =================




                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Organization and Nature of Business:

         CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

         The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains") and in restaurant properties to be leased to operators of selected national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). While the Company may currently invest in both restaurant and hotel Properties, management believes that over time the Company will focus its Property investments exclusively on hotel Properties. The Company may also provide mortgage financing (the "Mortgage Loans"). The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains and Restaurant Chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.       Basis of Presentation - Continued:

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 49% interest in the common stock of CNL Hotel Investors, Inc., using the equity method and accounts for its preferred stock investment in CNL Hotel Investors, Inc., using the cost method.

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share," basic earnings per share are calculated based upon net income (income available to common stockholders) divided by the weighted average number of common shares outstanding during the reporting period and diluted earnings per share are calculated based upon adjusted net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares (see
         Note 12).

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which became effective for the Company as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company.

3.       Public Offerings:

         The Company has a currently effective registration statement on Form S-11 with the Securities and Exchange Commission for the sale of 16,500,000 shares of common stock (the "Initial Offering"). Of the 16,500,000 shares of common stock, the Company has registered 1,500,000 shares ($15,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. As of March 31, 1999, the Company had received subscription proceeds of $90,749,397 (9,074,940 shares), including $72,754 (7,275 shares)
         through the reinvestment plan.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1999


3.       Public Offerings - Continued:

         On November 23, 1998, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 27,500,000 additional shares of common stock ($275,000,000) (the "Second Offering") in an offering expected to commence immediately following the completion of the Company's Initial Offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the Second Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) the advisor for acquisition fees and acquisition expenses, will be substantially the same as those for the Company's Initial Offering. The Company expects to use net proceeds from the Second Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

4.       Investment in Unconsolidated Subsidiary:

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly-owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). The eight Hotels are either newly constructed or in various stages of completion. Upon completion, four of the eight Hotels will operate as Courtyard by Marriott hotels, three will operate as Residence Inn by Marriott hotels, and one will operate as a Marriott Suites.

         The Company's advisor, CNL Hospitality Advisors, Inc. (the "Advisor"), is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event has or will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels, which agreements include customary closing conditions, including inspection of and due diligence on the completed Properties. The aggregate purchase price of all eight Hotels, once acquired, will be approximately $184 million, excluding closing costs.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors, which investment has been and will be made through the Company's wholly owned subsidiary, CNL Hospitality Partners, LP. Hotel Investors expects to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans, collateralized by Hotel Investors' interests in the Properties (the "Hotel Investors Loan"). On February 25, 1999, Hotel Investors purchased four of the eight Hotels for an aggregate purchase price of approximately $90,448,000 (the "Initial Hotels") and paid $10,000,000 as a deposit on the four remaining Hotels. The Initial Hotels are the Courtyard by Marriott located in Plano, Texas, the Marriott Suites located in Dallas, Texas, the Residence Inn by Marriott located in Las Vegas, Nevada and the Residence Inn by Marriott located in Plano, Texas. As a result of these purchases and the deposit, Five Arrows has funded $31,536,824 of its $50,890,000 commitment to Hotel Investors and purchased 31,537 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock"). The Company has funded $24,778,933 of its $40 million commitment to Hotel Investors and purchased 24,779 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). Hotel Investors obtained advances of $47,863,052 relating to the Hotel Investors Loan in order to facilitate the acquisition of the Initial Hotels. In connection with the Hotel Investors Loan, the Company was required by Jefferson Pilot Life Insurance Company to obtain a letter of credit on behalf of Hotel Investors. The letter of credit was collateralized by four certificates of deposit totalling $730,567. Each certificate of deposit will be allocated to the purchase of the remaining four Hotels. In connection with the letter of credit, the Company also incurred on behalf of Hotel Investors $4,383 in closing costs. Hotel Investors has and intends to use future funds from Five Arrows, the Company and the Hotel Investors Loan proportionately to fund each Property acquisition.

         In return for their respective funding commitments, Five Arrows received a 51% common stock interest and CNL Hospitality Partners, LP received a 49% common stock interest in Hotel Investors. As funds are continually advanced to Hotel Investors, Five Arrows will receive up to 50,886 shares of Class A Preferred Stock and CNL Hospitality Partners, LP will receive up to 39,982 shares of Class B Preferred Stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's current public offering, the proceeds of which has been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. Five Arrows has purchased and will purchase the Company's stock as Properties are acquired by Hotel Investors, as described above. Five Arrows has invested $9,297,056 of its $15 million commitment to the Company. Due to the current stock ownership limitations specified in the Company's Articles of Incorporation, $5,612,311 has been invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan, which bears interest at a rate of eight percent per annum. In addition to the above investments, Five Arrows purchased a 10% interest in the Advisor.

         Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount", or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15,000,000 investment in the Company on a per share basis, adjusted for any dividends received from the Company. Then, cash flow from operations will be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

         In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain Affiliates have agreed to waive certain fees otherwise payable to them by the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         The following presents condensed financial information for Hotel Investors at March 31, 1999:

               Land, buildings and equipment on operating
                    leases, less accumulated depreciation    $90,690,822
               Cash                                            3,083,215
               Loan costs, less accumulated amortization         637,443
               Accrued rental income                              20,764
               Other assets                                   10,005,843
               Liabilities                                    49,353,513
               Redeemable preferred stock - Class A           31,536,509
               Stockholders' equity                           23,548,065
               Revenues                                          918,359
               Net income                                        128,783

         The Company recorded $241,843 in dividend income and an equity in loss of $184,539 resulting in a net income of $57,304 attributable to this investment for the quarter ended March 31, 1999.

5.       Convertible Loan:

         As described above in Note 4, $3,684,745 was advanced to the Company by Five Arrows as a convertible loan, which bears interest at a rate of eight percent per annum payable at time of conversion. As of March 31, 1999, the Company had incurred $29,478 in interest related to the convertible loan.

6.       Other Assets:

         Other assets as of March 31, 1999 and December 31, 1998 were $1,618,073 and $1,980,560, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


7.       Stock Issuance Costs:

         The Company has incurred certain expenses of its offering of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by the Advisor. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the offering.

         During the quarter ended March 31, 1999 and the year ended December 31, 1998, the Company incurred $5,195,324 and $3,606,871, respectively, in organizational and offering costs, including $3,345,810 and $2,535,494, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). Of these amounts $5,195,324 and $3,601,898, respectively, have been treated as stock issuance costs and for the year ended December 31, 1998, $4,973 had been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8.       Distributions:

         For the quarters ended March 31, 1999 and 1998, approximately 41 and 100 percent, respectively, of the distributions paid to stockholders were considered ordinary income and for the quarter ended March 31, 1999, approximately 59 percent was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

9.       Related Party Transactions:

         During the quarters ended March 31, 1999 and 1998, the Company incurred $3,136,697 and $530,509, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($2,927,797 and $495,216, respectively) were or will be paid by CNL Securities Corp. as commissions to other brokers.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


9.       Related Party Transactions - Continued:

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarters ended March 31, 1999 and 1998, the Company incurred $209,113 and $35,367, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring Properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the quarters ended March 31, 1999 and 1998, the Company incurred $2,106,510 and $318,305, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases, the investment in private real estate investment trust and other assets at March 31, 1999.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarter ended March 31, 1999, the Company incurred $49,565 of such fees.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


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


                                                              1999                  1998
                                                         --------------        --------------

                 Stock issuance costs                          $883,881              $ 89,000
                 Land, buildings and equipment
                      on operating leases and
                      other assets                                3,806                     --
                 General operating and
                      administrative expenses                    85,731                40,650
                                                          ==============         =============
                                                               $973,418              $129,650
                                                          ==============         =============

         The amounts due to related parties consisted of the following at:

                                                             March 31            December 31,
                                                               1999                  1998
                                                          ---------------        --------------
                 Due to CNL Securities Corp.:
                   Commissions                                  $110,574              $ 66,063
                   Marketing support and due
                       diligence expense
                       reimbursement fee                           7,372                 4,404
                                                          ---------------        --------------
                                                                $117,946              $ 70,467
                                                          ---------------        --------------

                 Due to CNL Hospitality
                   Advisor:
                      Expenditures incurred on behalf
                        of the Company and
                        accounting and administrative
                        services                                 239,001               110,496
                      Acquisition fees                            66,345               137,974
                                                          ---------------        --------------
                                                                 305,346               248,470
                                                          ===============        ==============
                                                                $423,292              $318,937
                                                          ===============        ==============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


10.      Concentration of Credit Risk:

         One lessee, STC Leasing Associates, LLC, which operates each of two properties owned as Residence Inn by Marriott, contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors) for the quarter ended March 31, 1999. In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from properties operating as Marriott Brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this Hotel Chain or lessee could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessee.

         It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased during 1999 and subsequent years.

11.      Commitments and Contingencies:

         As of March 31, 1999, the Company has entered into agreements to acquire, directly or indirectly, seven hotel Properties. In connection with three of these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit was collateralized by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. In connection with the four remaining agreements, Hotel Investors was required by the seller to pay a deposit of $10,000,000 which is being held in escrow by the title company. Of this amount, Five Arrows contributed $5,600,000 and the Company contributed $4,400,000.

         Pursuant to the purchase agreement in connection with the acquisition of the two Properties directly owned by the Company, the Company may be required to make an additional payment of up to $1 million, contingent upon these Properties achieving certain gross earnings before interest, taxes, depreciation and amortization, as compared to the original purchase price pursuant to a formula during a 36 month period ending July 31, 2001. Rental income will be adjusted upward in accordance with the lease agreements for any such amount paid.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


12.      Earnings Per Share:

         The following represents the calculation of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:


                                                                        1999                      1998
                                                                   ----------------         -----------------

                 Basic Earnings Per Share:

                   Net earnings                                          $ 430,280                 $  47,308
                                                                   ================         =================
                   Weighted average number of
                       shares outstanding                                6,419,548                 1,474,288
                                                                   ================         =================
                   Basic earnings per share                               $  0.067                 $   0.032
                                                                   ================         =================

                 Diluted Earnings Per Share:

                   Net earnings                                          $ 430,280                 $  47,308

                   Additional income attributable
                       to investment in unconsolidated
                       subsidiary assuming all Class A
                       Preferred Shares were converted                      71,479                        --
                                                                   ----------------         -----------------
                   Adjusted net earnings
                      assuming dilution                                  $ 501,759                 $  47,308
                                                                   ================         =================

                      Weighted average number of
                         shares outstanding                              6,419,548                 1,474,288
                      Assumed conversion of Class
                         A Preferred Stock                               1,392,900                         --
                                                                   ----------------         -----------------
                      Adjusted weighted average
                        number of shares outstanding                     7,812,448                 1,474,288
                                                                   ================         =================
                      Diluted earnings per share                          $  0.064                 $   0.032
                                                                   ================         =================



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


12.      Earnings Per Share - Continued:

         For the quarter ended March 31, 1999, the conversion of the convertible loan to shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

13.      Subsequent Events:

         During the period April 1, 1999 through May 7, 1999, the Company received subscription proceeds for an additional 2,706,012 shares ($27,060,121) of common stock.

         On April, 1, 1999 and May 1, 1999, the Company declared distributions totalling $554,793 and $688,077, respectively, or $0.0604 per share of common stock, payable in June 1999, to stockholders of record on April 1, 1999 and May 1, 1999, respectively.

         Due to the additional subscription proceeds received as noted above, the convertible loan in the amount of $3,684,745 advanced by Five Arrows was converted to 387,868 shares of the Company's common stock on April 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following information, including, without limitation, the Year 2000 Compliance disclosure, that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases.

Introduction

         CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

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

Liquidity and Capital Resources

         On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of March 31, 1999, the Company had received aggregate subscription proceeds of $90,749,397 (9,074,940 shares) from the Initial Offering, including $72,754 (7,275 shares) through the Company's reinvestment plan. The Company anticipates significant additional sales of shares prior to the termination of the Initial Offering. In accordance with the Company's prospectus, the Company has elected to extend the offering of shares until a date no later than July 9, 1999.

         The managing dealer of the offering of shares is CNL Securities Corp., an affiliate of the Company.

         As of March 31, 1999, net proceeds to the Company from its Initial Offering of shares and capital contributions from CNL Hospitality Advisors, Inc. (the "Advisor"), after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $80,143,000. In addition, $3,684,745 was advanced to the Company as a convertible loan in connection with the investment in CNL Hotel Investors, Inc. The Company has used net proceeds from the Initial Offering and loan proceeds to invest directly or indirectly, approximately $51,230,000 in six hotel Properties, to pay $5,000,000 as a deposit on three additional hotel Properties and to pay approximately $5,174,000 in acquisition fees and expenses leaving approximately $22,424,000 available for investment in Properties and Mortgage Loans.

         On November 23, 1998, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 27,500,000 shares of common stock ($275,000,000) (the "Second Offering") expected to commence immediately following the completion of the Initial Offering. Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the Second Offering, including the percentage of gross proceeds payable to the managing dealer for selling commissions and expenses in connection with the offering, payable to the Advisor for acquisition fees and acquisition expenses and reimbursable to the Advisor for offering expenses, will be substantially the same as those for the Initial Offering. The Company expects to use net proceeds from the Second Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

         As of May 7, 1999, the Company had received subscription proceeds of $117,809,518 (11,780,952 shares) from its offering of shares. As of May 7, 1999, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately 105,349,000. The Company has used net proceeds from the offering to invest, directly or indirectly, approximately $51,230,000 in six hotel properties, to pay $5,000,000 as a deposit on three additional hotel properties and to pay approximately $6,373,000 in acquisition fees and expenses, leaving approximately $42,746,000 available for investment in Properties and Mortgage Loans.

         The Company expects to use net proceeds it receives in the future from its Initial Offering, plus any net proceeds from the sale of shares from the Second Offering to purchase additional Properties and, to a lesser extent, Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently has a $30,000,000 initial line of credit and plans to obtain one or more revolving lines of credit in an aggregate amount up to $100,000,000, and may, in addition, also obtain permanent financing. The lines of credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the lines of credit will be in an amount up to $100,000,000 and that the aggregate amount of permanent financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly-owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). The eight Hotels are either newly constructed or in various stages of completion. Upon completion, four of eight Hotels will operate as Courtyard by Marriott hotels, three will operate as Residence Inn by Marriott hotels, and one will operate as a Marriott Suites.

         The Advisor of the Company is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event has or will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels, which agreements include customary closing conditions, including inspection of and due diligence on the completed Properties. The aggregate purchase price of all eight Hotels, once acquired, will be approximately $184 million, excluding closing costs.

         In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors, which investment has been and will be made through the Company's wholly owned subsidiary, CNL Hospitality Partners, LP. Hotel Investors expects to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans, collateralized by Hotel Investors' interests in the Properties (the "Hotel Investors Loan"). On February 25, 1999, Hotel Investors purchased four of the eight Hotels for an aggregate purchase price of approximately $90,448,000 (the "Initial Hotels") and paid $10,000,000 as a deposit on the four remaining Hotels. The Initial Hotels are the Courtyard by Marriott located in Plano, Texas, the Marriott Suites located in Dallas, Texas, the Residence Inn by Marriott located in Las Vegas, Nevada and the Residence Inn by Marriott located in Plano, Texas. As a result of these purchases and the deposit, Five Arrows has funded $31,536,824 of its $50,890,000 commitment to Hotel Investors and purchased 31,537 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock"). The Company has funded $24,778,933 of its $40 million commitment to Hotel Investors and purchased 24,779 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). Hotel Investors obtained advances of $47,863,052 relating to the Hotel Investors Loan in order to facilitate the acquisition of the Initial Hotels. In connection with the Hotel Investors Loan, the Company was required by Jefferson Pilot Life Insurance Company to obtain a letter of credit on behalf of Hotel Investors. The letter of credit was collateralized by four certificates of deposit totalling $730,567. Each certificate of deposit will be allocated at the time of purchase of the remaining four Hotels. In connection with the letter of credit, the Company incurred $4,383 in closing costs. As of May 7, 1999, Hotel Investors had reimbursed the Company for the certificates of deposit and closing costs. Hotel Investors has and intends to use future funds from Five Arrows, the Company, and the Hotel Investors Loan proportionately to fund each property acquisition.

         In return for their respective funding commitments, Five Arrows received a 51% common stock interest and Hospitality Partners, LP received a 49% common stock interest in Hotel Investors. As funds are continually advanced to Hotel Investors, Five Arrows will receive up to 50,886 shares of Class A Preferred Stock, and CNL Hospitality Partners, LP will receive up to 39,982 shares of Class B Preferred Stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partherships and joint ventures) per share of the Company's common stock.

         Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's current public offering, the proceeds of which has been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. Five Arrows has purchased and will purchase the Company's stock as Properties are acquired by Hotel Investors, as described above. Five Arrows has invested $9,297,056 of its $15 million commitment to the Company. Due to the current stock ownership limitations specified in the Company's Articles of Incorporation, $5,612,311 has been invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan, which bears interest at a rate of eight percent per annum. On April 30, 1999, the convertible loan was converted to 387,868 shares of the Company's common stock. In addition to the above investments, Five Arrows purchased a 10% interest in the Advisor.

         Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount", or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15,000,000 investment in the Company on a per share basis, adjusted for any dividends received from the Company. Then, cash flow from operations will be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

         In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain Affiliates have agreed to waive certain fees otherwise payable to them by the Company.

         On July 31, 1998, the Company entered into an initial line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. During the quarter ended March 31, 1999, the Company repaid $9,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $68,762. The proceeds were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

         As of May 7, 1999, the Company had initial commitments to acquire, directly or indirectly, seven hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit was collateralized by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. In connection with the four remaining agreements, Hotel Investors was required by the seller to pay a deposit of $10,000,000 which is being held in escrow by the title company. Of this amount, Five Arrows contributed $5,600,000 and the Company contributed $4,400,000. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of May 7, 1999, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of May 7, 1999, the Company had not entered into any arrangements creating a reasonable probability a particular Mortgage Loan or Secured Equipment Lease would be funded.

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

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 1999, the Company had $22,840,847 invested in such short-term investments as compared to $13,228,923 at December 31, 1998. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares. The remaining funds will be used primarily to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to pay other Company expenses and, in management's discretion, to create cash reserves.

         During the quarters ended March 31, 1999 and 1998, affiliates of the Company incurred on behalf of the Company $587,948 and $107,367, respectively, for certain organizational and offering expenses, $351,291 and $6,685, respectively, for certain acquisition expenses, and $62,145 and $24,304, respectively for certain operating expenses. As of March 31, 1999, the Company owed the Advisor $305,346 for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all organizational and offering expenses in excess of three percent of gross offering proceeds.

         During the quarters ended March 31, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and interest and other income received, less cash paid for operating expenses) of $663,437 and $67,118, respectively. Based on current and anticipated future cash from operations, the Company declared and paid distributions to its stockholders of $998,652 and $101,356 during the quarters ended March 31, 1999 and 1998, respectively. In addition, on April 1, 1999 and May 1, 1999, the Company declared distributions to stockholders of record on April 1, 1999 and May 1, 1999, totalling $554,793 and $688,077, respectively, ($0.0604 per share), payable in June 1999.

         For the quarters ended March 31, 1999 and 1998, approximately 41 percent and 100 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and for the quarter ended March 31, 1999 approximately 59 percent was considered a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of March 31, 1999, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital.

         Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

         The tenants of the Properties owned by the Company as of March 31, 1999 have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the quarter ended March 31, 1999, revenues relating to the FF&E Reserve totalled $61,027, of which $20,037 is included in receivables as of March 31, 1999. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         Management is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does management expect any material changes in the availability and relative cost of such capital resources. Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         As of March 31, 1999, the Company had acquired six Properties, either directly or indirectly, consisting of land, building and equipment, and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $3,412,000, which are payable in monthly installments. The leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property.

         The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the tenant of the wholly owned Properties at March 31, 1999 are owned by the Company and have been reported as additional rent. In connection therewith, the Company earned $6,518 in contingent rental income) from the two Properties directly owned by the Company during the quarter ended March 31, 1999. Because the Company has not yet acquired all of its Properties, revenues for the quarter ended March 31, 1999, represent only a portion of revenues which the Company is expected to earn in future periods.

         For the quarter ended March 31, 1999, the Company owned and leased four Properties indirectly through the investment in Hotel Investors, as described above. In connection therewith, the Company recorded $241,843 in dividend income and an equity in loss of $184,539 resulting in net income of $57,304 recognized during the quarter ended March 31, 1999, attributable to this investment.

         During the quarters ended March 31, 1999 and 1998, the Company also earned $292,864 and $139,153, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses, including interest expense and depreciation and amortization expense, were $718,533 and $91,845 for the quarters ended March 31, 1999 and 1998, respectively. Total operating expenses increased primarily as a result of the fact that the Company owned Properties and had an outstanding balance on the line of credit during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. Operating expenses, including asset management fees and depreciation and amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which became effective for the Company as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company.

         The Company is subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down the line of credit from offering proceeds should interest rates rise substantially. As of March 31, 1999, the Company had repaid the outstanding balance on the line of credit.

Year 2000 Compliance

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Company does not have any information or non-information technology systems. The Advisor and affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Advisor and affiliates is purchased or licensed from external providers. The non-information technology systems located on the Properties owned by the Company are generally the responsibility of the tenant and any repairs or replacements will be paid out of the FF&E Reserve. To the extent that such expenditures are in excess of the amounts available in the FF&E Reserve, the Company will be required to fund such amounts. Rental income will be adjusted upward in accordance with the lease agreements for any such amount paid.

         In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 ("Y2K") readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

         The information system of the Advisor and its affiliates is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Advisor and affiliates. Although the Advisor continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Advisor cannot be assured that the tenants, financial institutions, transfer agent, other vendors and non-information technology system providers have adequately considered the impact of the Year 2000. The Advisor is not able to measure the effect on the operations of the Advisor and its affiliates of any third party's failure to adequately address the impact of the Year 2000.

         The Advisor and its affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the Advisor and its affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The Advisor expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999, although, the Advisor cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The Advisor does not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Company.

         The Advisor and affiliates have received certification from the Company's transfer agent of its Y2K compliance. Due to the material relationship of the Company with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the Advisor cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Y2K compliant, the worst case scenario of the Advisor would be that the Advisor would have to allocate resources to internally perform the functions of the transfer agent. The Advisor does not anticipate that the additional cost of these resources would have a material impact on the Company.

         Based upon the progress the Advisor and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with its Year 2000 compliance at this time. The Advisor plans to address its significant Y2K issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Advisor identifies significant risks related to its Year 2000 compliance or if its progress deviates from the anticipated timeline, the Advisor will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         See Item 2. Management's  Discussion and Analysis of Financial Position
and  Results  of  Operations  for  information   related  to  quantitative   and
qualitative disclosure about market risk.

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

Item 5.           Other Information.  Inapplicable

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

                  3.2         CNL American Realty Fund, Inc. Bylaws (Included as
                              Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

                  4.1         Reinvestment  Plan (Included as Exhibit 4.4 to the
                              1996   Form  S-11  and   incorporated   herein  by
                              reference.)

                  10.1 Advisory Agreement, dated as of July 10, 1998, between CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. (formerly CNL Real Estate Advisors, Inc.) (Included as Exhibit 10.1 to the 1998 Form 10-K and incorporated herein by reference.)

                  10.2 Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert
                              A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose dated July 9, 1997, C. Brian Strickland dated October 31, 1998, John A. Griswold dated January 7, 1999, Charles E. Adams and Craig M. McAllaster dated February 10, 1999 and Matthew W. Kaplan dated February 24, 1999 (Filed herewith.)

                  10.3 Agreement of Limited Partnership of CNL Hospitality Partners, LP (Included as Exhibit
                              10.10 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn(R)
                              - Gwinnett Place (Included as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn(R)
                              - Buckhead (Lenox Park) (Included as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLP, dated August 1, 1998, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Included as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.11 Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Included as
                              Exhibit 10.18 to the 1996 form S-11 and incorporated herein by reference.)

                  10.12 Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Included as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.13 Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Included as Exhibit 10.20 to the 1996 Form S-11 and incorporated herein by reference.)

                  10.14 Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Included as Exhibit 10.21 to the 1996 form S-11 and incorporated herein by reference.)

                  27          Financial Data Schedule (Filed herewith.)

                 (b) The Company filed one report on Form 8-K, reporting the investment in CNL Hotel Investors, Inc., on March 12, 1999.

                                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 17th day of May, 1999.


                         CNL HOSPITALITY PROPERTIES, INC.

                             By:   /s/ James M. Seneff, Jr.
                                   --------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ C. Brian Strickland
                                   --------------------------------
                                   C. BRIAN STRICKLAND
                                   Vice President, Finance & Administration
                                   (Principal Financial and
                                   Accounting Officer)