Form 10-Q/A
period 1999-03-31
CNL HOSPITALITY PROPERTIES INC
filed 1999-05-28
CIK 1017022

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
             -------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
             -------------------------- ---------------------------

                             Commission file number
                                     0-24097
                         ------------------------------

                        CNL Hospitality Properties, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   59-3396369
  -----------------------                     -----------------------
  (State of other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)              Identification No.)

   400 E. South Street
     Orlando, Florida                                   32801
 --------------------------                   ------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number
(including area code)                               (407) 650-1000
                                               -------------------------


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

The Form 10-Q of CNL Hospitality Properties, Inc. for the quarter ended March 31, 1999, is being amended in order to correct the calculation of the Company's diluted earnings per share. This correction affects the condensed consolidated statement of earnings and accompanying notes in Item 1. of Part I and Item 1 is therefore amended to read as follows.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             March 31,             December 31,
                                                                               1999                   1998
                                                                           -------------           ------------

                        ASSETS

Land, buildings and equipment on operating leases,
    less accumulated depreciation of $615,000 and
    $384,166, respectively                                                 $28,137,549            $28,368,383
Investment in unconsolidated subsidiary                                     25,841,816                     --
Cash and cash equivalents                                                   22,840,847             13,228,923
Restricted cash                                                                139,089                 82,407
Certificates of deposit                                                      5,747,142              5,016,575
Receivables                                                                     32,211                 28,257
Dividends receivable                                                           245,063                     --
Prepaid expenses                                                                16,946                  9,391
Organization costs, less accumulated amortization of
    $19,752 and $5,221, respectively                                                --                 19,752
Loan costs, less accumulated amortization of $50,800
    and $12,980, respectively                                                   27,482                 78,282
Accrued rental income                                                           60,065                 44,160
Other assets                                                                 1,618,073              1,980,560
                                                                         --------------          -------------

                                                                           $84,706,283            $48,856,690
                                                                         ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible loan from related party                                         $3,684,745                 $   --
Line of credit                                                                      --              9,600,000
Accounts payable and accrued expenses                                           63,254                333,726
Due to related parties                                                         423,292                318,937
Security deposits                                                            1,417,500              1,417,500
Interest payable                                                                29,478                 66,547
Other payables                                                                   4,901                  3,489
                                                                         --------------          -------------
       Total liabilities                                                     5,623,170             11,740,199
                                                                         --------------          -------------

Commitments and Contingencies (Note 11)

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                  --                     --
    Excess shares,  $.01 par value per share.
       Authorized and unissued  63,000,000  shares                                 --                     --
    Common stock,  $.01 par value per share.
       Authorized 60,000,000 shares, issued
       and outstanding 9,094,940 and
       4,321,908 shares, respectively                                           90,949                 43,219
    Capital in excess of par value                                          79,776,666             37,289,402
    Accumulated distributions in excess of  net earnings                      (784,502 )             (216,130 )
                                                                         --------------          -------------
          Total stockholders' equity                                        79,083,113             37,116,491
                                                                         --------------          -------------

                                                                           $84,706,283            $48,856,690
                                                                         ==============          =============


                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 1999                 1998
                                                                            ---------------       -------------

Revenues:
    Rental income from operating leases                                         $ 737,618              $   --
    FF&E Reserve income                                                            61,027                  --
    Interest and other income                                                     292,864             139,153
    Dividend income                                                               241,843                  --
                                                                          ----------------      --------------
                                                                                1,333,352             139,153
                                                                          ----------------      --------------

Expenses:
    Interest and loan cost amortization                                           200,573                  --
    General operating and administrative                                          188,056              85,393
    Professional services                                                          21,206               5,452
    Asset management fees to related party                                         49,565                  --
    State taxes                                                                     5,375                  --
    Depreciation and amortization                                                 253,758               1,000
                                                                          ----------------      --------------
                                                                                  718,533              91,845
                                                                          ----------------      --------------

Earnings Before Equity in Loss of Unconsolidated
    Subsidiary                                                                    614,819              47,308
                                                                          ----------------      --------------

Equity in Loss of Unconsolidated Subsidiary                                      (184,539 )                --
                                                                          ----------------      --------------

Net Earnings                                                                    $ 430,280           $  47,308
                                                                          ================      ==============

Earnings Per Share of Common Stock:
    Basic                                                                        $   0.07            $   0.03
                                                                          ================      ==============
    Diluted                                                                      $   0.06            $   0.03
                                                                          ================      ==============

Weighted Average Number of Shares Outstanding:
    Basic                                                                       6,419,548           1,474,288
                                                                          ================      ==============
    Diluted                                                                     8,244,160           1,474,288
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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Quarter Ended
                                                                                  March 31,
                                                                         1999                    1998
                                                                    ---------------         ---------------


Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating
        Activities                                                     $   663,437              $   67,118
                                                                    ---------------         ---------------

      Cash Flows from Investing Activities:
        Investment in unconsolidated subsidiary                        (23,983,718 )                    --
        Investment in certificates of deposit                             (730,567 )            (1,500,000 )
        Increase in restricted cash                                        (56,682 )                    --
        Increase in other assets                                        (1,690,852 )              (313,391 )
                                                                    ---------------         ---------------
             Net cash used in investing
                activities                                             (26,461,819 )            (1,813,391 )
                                                                    ---------------         ---------------

      Cash Flows from Financing Activities:
        Reimbursement of acquisition and
          stock issuance costs paid by
          related parties on behalf of the
          Company                                                         (888,032 )               (90,634 )
        Proceeds from convertible loan                                   3,684,745                       --
        Payment on line of credit                                       (9,600,000 )                    --
        Subscriptions received from
          stockholders                                                  47,730,318               7,263,367
        Distributions to stockholders                                     (998,652 )              (101,356 )
        Payment of stock issuance costs                                 (4,508,044 )              (749,008 )
        Other                                                              (10,029 )                    --
                                                                    ---------------         ---------------
              Net cash provided by
                financing activities                                    35,410,306               6,322,369
                                                                    ---------------         ---------------

Net Increase in Cash and Cash Equivalents                                9,611,924               4,576,096

Cash and Cash Equivalents at Beginning
   of Quarter                                                           13,228,923               8,869,838
                                                                    ---------------         ---------------

Cash and Cash Equivalents at End of
   Quarter                                                            $ 22,840,847            $ 13,445,934
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

4.       Investment in Unconsolidated Subsidiary:

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly-owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). The eight Hotels are either newly constructed or in various stages of completion. Upon completion, four of the eight Hotels will operate as Courtyard(R) by Marriott(R) hotels, three will operate as Residence Inn(R) by Marriott(R) hotels, and one will operate as a Marriott Suites(R).

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
                                                                   ===============        ==============



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


10.      Concentration of Credit Risk:

         One lessee, STC Leasing Associates, LLC, which operates each of two properties owned as Residence Inn by Marriott, contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors) for the quarter ended March 31, 1999. In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from properties operating as Marriott(R) Brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this Hotel Chain or lessee could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessee.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


12.      Earnings Per Share:

         The following represents the calculation of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:


                                                                        1999                      1998
                                                                   ----------------         -----------------

                 Basic Earnings Per Share:

                   Net earnings                                          $ 430,280                 $  47,308
                                                                   ================         =================
                   Weighted average number of
                       shares outstanding                                6,419,548                 1,474,288
                                                                   ================         =================
                   Basic earnings per share                               $  0.067                 $   0.032
                                                                   ================         =================

                 Diluted Earnings Per Share:

                   Net earnings                                          $ 430,280                 $  47,308

                   Additional income attributable
                       to investment in unconsolidated
                       subsidiary assuming all Class A
                       Preferred Shares were converted                      71,479                       --
                                                                   ----------------         -----------------
                   Adjusted net earnings
                      assuming dilution                                  $ 501,759                 $  47,308
                                                                   ================         =================

                      Weighted average number of
                         shares outstanding                              6,419,548                 1,474,288
                      Assumed conversion of Class
                         A Preferred Stock                               1,824,612                         --
                                                                   ----------------         -----------------
                      Adjusted weighted average
                        number of shares outstanding                     8,244,160                 1,474,288
                                                                   ================         =================
                      Diluted earnings per share                          $  0.061                 $   0.032
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

                  DATED this 28th day of May, 1999.


                        CNL HOSPITALITY PROPERTIES, INC.

                           By: /s/ James M. Seneff, Jr.
                               ------------------------------
                               JAMES M. SENEFF, JR.
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)


                           By: /s/ C. Brian Strickland
                               ------------------------------
                               C. BRIAN STRICKLAND
                               Vice President, Finance & Administration
                               (Principal Financial and
                               Accounting Officer)