Form 10-Q
period 1999-06-30
CNL HOSPITALITY PROPERTIES INC
filed 1999-08-13
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
       ------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission file number
                                     0-24097

                        CNL Hospitality Properties, Inc.
             (Exact name of registrant as specified in its charter)

        Maryland                                      59-3396369
 (State of other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                Identification No.)

 400 E. South Street
 Orlando, Florida                                       32801
 (Address of principal                                (Zip Code)
 executives offices)

 Registrant's telephone number
(including area code)                               (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

18,345,588 shares of common stock, $.01 par value, outstanding as of August 5, 1999.

                                    CONTENTS



Part I                                                                           Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                             1

               Condensed Consolidated Statements of Earnings                     2

               Condensed Consolidated Statements of Stockholders' Equity         3

               Condensed Consolidated Statements of Cash Flows                   4-5

               Notes to Condensed Consolidated Financial Statements              6-15

    Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                                 16-26

    Item 3.    Quantitative and Qualitative Disclosures
                   about Market Risk                                             26


Part II

    Other Information                                                            27-31


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              June 30,             December 31,
                                                                               1999                    1998
                                                                           --------------         ----------------
                             ASSETS

Land, buildings and equipment on operating leases,
    less accumulated depreciation of $845,625 and
    $384,166, respectively                                                  $27,906,924               $ 28,368,383
Investment in unconsolidated subsidiary                                      39,350,470                         --
Cash and cash equivalents                                                    63,669,254                 13,228,923
Restricted cash                                                                 204,132                     82,407
Certificate of deposit                                                        5,015,822                  5,016,575
Due from related party                                                           49,085                         --
Receivables                                                                      34,412                     28,257
Dividends receivable                                                            777,324                         --
Organization costs, less accumulated amortization of
    $24,973 and $5,221, respectively                                                 --                     19,752
Loan costs, less accumulated amortization of $71,863
    and $12,980, respectively                                                    44,233                     78,282
Accrued rental income                                                            75,970                     44,160
Other assets                                                                  3,980,239                  1,989,951
                                                                        ----------------         ------------------

                                                                           $141,107,865               $ 48,856,690
                                                                        ================         ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                                  $    --                $ 9,600,000
Interest payable                                                                     --                     66,547
Accounts payable and accrued expenses                                            51,102                    337,215
Due to related parties                                                        1,033,584                    318,937
Security deposits                                                             1,417,500                  1,417,500
                                                                        ----------------         ------------------
                 Total liabilities                                            2,502,186                 11,740,199
                                                                        ----------------         ------------------

Commitments and contingencies (Note 12)

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                    --                        --
Excess shares,  $.01 par value per share.
       Authorized and unissued  63,000,000  shares                                   --                        --
Common stock,  $.01 par value per share.
       Authorized 60,000,000 shares, issued 15,793,039
       and 4,321,908 shares, respectively, and outstanding
       15,792,539 and 4,321,908 shares, respectively                            157,925                     43,219
    Capital in excess of par value                                          139,823,971                 37,289,402
    Accumulated distributions in excess of net earnings                      (1,376,217 )                 (216,130 )
                                                                        ----------------         ------------------
                 Total stockholders' equity                                 138,605,679                 37,116,491
                                                                        ----------------         ------------------

                                                                           $141,107,865               $ 48,856,690
                                                                        ================         ==================




                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                      Quarter Ended                           Six Months Ended
                                                        June 30,                                  June 30,
                                               1999                  1998                 1999                1998
                                           --------------       ---------------       -------------        ------------

Revenues:
    Rental income from operating
       leases                                  $ 748,908              $   --           $1,486,526               $  --
    FF&E Reserve income                           65,006                  --              126,033                  --
    Dividend income                              658,288                  --              900,131                  --
    Interest and other income                    614,875             232,006              907,739             371,159
                                          ---------------     ---------------       --------------      --------------
                                               2,087,077             232,006            3,420,429             371,159
                                          ---------------     ---------------       --------------      --------------

Expenses:
    Interest and loan cost amortization           32,757                  --              233,330                  --
    General operating and
       administrative                            119,973              61,263              308,029             146,656
    Professional services                          8,066              15,078               29,272              20,530
    Asset management fees to
       related party                              17,871                  --               67,436                  --
    State taxes                                      593                  --                5,968                  --
    Depreciation and amortization                239,657               1,000              493,415               2,000
                                          ---------------     ---------------       --------------      --------------
                                                 418,917              77,341            1,137,450             169,186
                                          ---------------     ---------------       --------------      --------------

Earnings Before Equity in Loss of
    Unconsolidated Subsidiary                  1,668,160             154,665            2,282,979             201,973

Equity in Loss of Unconsolidated
    Subsidiary After Deduction of
    Preferred Stock Dividends                   (205,911 )                --             (390,450 )                --
                                          ---------------     ---------------       --------------      --------------

Net Earnings                                  $1,462,249           $ 154,665           $1,892,529           $ 201,973
                                          ===============     ===============       ==============      ==============

Earnings Per Share of Common Stock
    (Basic and Diluted)                         $   0.12            $   0.07             $   0.20            $   0.11
                                          ===============     ===============       ==============      ==============

Weighted Average Number of Shares
    of Common Stock Outstanding               12,330,853           2,162,300            9,391,870           1,820,362
                                          ===============     ===============       ==============      ==============










                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Six Months Ended June 30, 1999 and Year Ended December 31, 1998


                                                                                          Accumulated
                                               Common stock                              distributions
                                        ---------------------------      Capital in         in excess
                                          Number           Par           excess of           of net
                                        of Shares         value          par value          earnings           Total
                                        -----------     -----------     -------------    ---------------    ------------


Balance at December 31, 1997             1,152,540         $ 11,525      $ 9,229,316          $  (6,924 )     $ 9,233,917

Subscriptions received for common
    stock through public offering
    and distribution reinvestment
    plan                                 3,169,368           31,694       31,661,984                 --        31,693,67


Stock issuance costs                            --               --       (3,601,898 )               --        (3,601,898)

Net earnings                                    --               --               --            958,939           958,939

Distributions declared and paid
    ($0.46 per share)                           --               --               --         (1,168,145 )      (1,168,145)
                                       ------------     ------------   --------------    ---------------   --------------

Balance at December 31, 1998             4,321,908           43,219       37,289,402           (216,130 )      37,116,491

Subscriptions received for common
    stock through public offerings
    and distribution reinvestment
    plan                                11,471,131          114,711      114,596,604                 --      114,711,315


Retirement of common stock                    (500 )             (5 )         (4,595 )               --            (4,600)

Stock issuance costs                            --               --      (12,057,440 )               --       (12,057,440)

Net earnings                                    --               --               --          1,892,529         1,892,529

Distributions declared and paid
    ($0.36 per share)                           --               --               --         (3,052,616 )      (3,052,616)
                                       ------------     ------------   --------------    ---------------   --------------

Balance at June 30, 1999                15,792,539         $157,925     $139,823,971        $(1,376,217 )    $138,605,679
                                       ============     ============   ==============    ===============   ==============















                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             1999                   1998
                                                                        ---------------        ----------------


Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                               $2,033,757               $ 210,452
                                                                      -----------------       -----------------

    Cash Flows from Investing Activities:
       Investment in unconsolidated subsidiary                             (37,172,643 )                    --
       Investment in certificates of deposit                                        --              (1,500,000 )
       Increase in restricted cash                                            (121,725 )                    --
       Increase in other assets                                             (4,509,931 )              (633,866 )
                                                                      -----------------       -----------------
          Net cash used in investing activities                            (41,804,299 )            (2,133,866 )
                                                                      -----------------       -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock
         issuance costs paid by related parties
         on behalf of the Company                                           (1,914,280 )               (70,150 )
       Payment on line of credit                                            (9,600,000 )                    --
       Increase in loan costs                                                  (24,834 )                    --
       Subscriptions received from stockholders                            114,711,315              12,252,880
       Retirement of shares of common stock                                     (4,600 )                    --
       Distributions to stockholders                                        (3,052,616 )              (257,086 )
       Payment of stock issuance costs                                      (9,919,083 )            (1,213,762 )
       Other                                                                    14,971                  (2,500 )
                                                                      -----------------       -----------------
          Net cash provided by financing activities                         90,210,873              10,709,382
                                                                      -----------------       -----------------

Net Increase in Cash and Cash Equivalents                                   50,440,331               8,785,968

Cash and Cash Equivalents at Beginning of Period                            13,228,923               8,869,838
                                                                      -----------------       -----------------

Cash and Cash Equivalents at End of Period                                $ 63,669,254            $ 17,655,806
                                                                      =================       =================














                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             1999                   1998
                                                                        ---------------        ----------------


Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Related parties  paid  certain acquisition
         and stock  issuance  costs on behalf of
         the Company as follows:
             Acquisition costs                                               $ 418,353              $  20,302
             Stock issuance costs                                            1,539,215                 58,403
                                                                      -----------------       ----------------

                                                                           $ 1,957,568              $  78,705
                                                                      =================       ================









                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Organization and Nature of Business:

         CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

         The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis. The Company intends to invest the proceeds from its public offering, after deducting offering expenses, in hotel Properties to be leased to operators of national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). The Company may also provide mortgage financing (the "Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Basis of Presentation - Continued:

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP. All significant intercompany balances and transactions have been eliminated. The Company accounts for its 49% interest in the common stock of CNL Hotel Investors, Inc. using the equity method and accounts for its preferred stock investment in CNL Hotel Investors, Inc. using the cost method.

         Certain items in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These
         reclassifications   had  no  effect  on  stockholders'  equity  or  net
         earnings.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which became effective for the Company as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company.

3.       Public Offerings:

         On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and
         (ii) to CNL Hospitality Advisors, Inc. (the "Advisor") for acquisition fees, are substantially the same as those for the Company's Initial Offering. The Company expects to use the net proceeds from the 1999 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary:

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). At the time the agreement was entered into, the eight Hotels (four as Courtyard by Marriott hotels, three as Residence Inn by Marriott hotels, and one as a Marriott Suites) were either newly constructed or in various stages of completion. The seven Hotels owned by Hotel Investors as of June 30, 1999, and the remaining Hotel to be acquired by Hotel Investors, were or will be acquired after completion of construction.

         The Company's Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels, which agreements included customary closing conditions, including inspection of and due diligence on the completed Properties. The aggregate purchase price of all eight Hotels, once acquired, will be approximately $184 million, excluding closing costs.

         In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors through its wholly owned subsidiary, CNL Hospitality Partners, LP. Hotel Investors expected to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans (the "Hotel Investors Loan"), collateralized by Hotel Investors' interests in the Properties.

         On February 25, 1999, Hotel Investors purchased four of the eight Hotels for an aggregate purchase price of approximately $90 million (the "Initial Hotels") and paid $10 million as a deposit on the four remaining Hotels. The Initial Hotels are the Courtyard by Marriott located in Plano, Texas, the Marriott Suites located in Dallas, Texas, the Residence Inn by Marriott located in Las Vegas, Nevada and the Residence Inn by Marriott located in Plano, Texas. On June 16, 1999, Hotel Investors purchased three additional hotels of the eight Hotels (the "Additional Hotels") for an aggregate purchase

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         price of approximately $77 million. The Additional Hotels are the Courtyard by Marriott located in Scottsdale, Arizona, the Courtyard by Marriott located in Seattle, Washington and the Residence Inn by Marriott located in Phoenix, Arizona. Hotel Investors applied $7 million of the $10 million deposit toward the acquisition of the Additional Hotels. As a result of these purchases and the deposit, Five Arrows has funded approximately $48 million of its commitment and purchased 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock") and the Company has funded approximately $38 million of its commitment and purchased 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). Hotel Investors has obtained advances totalling approximately $88 million relating to the Hotel Investors Loan in order to facilitate the acquisition of the Initial Hotels and Additional Hotels. Hotel Investors has and intends to use future funds from Five Arrows, the Company and the Hotel Investors Loan proportionately to fund the remaining Property acquisition.

         In return for their respective funding commitments, Five Arrows received a 51% common stock interest and CNL Hospitality Partners, LP received a 49% common stock interest in Hotel Investors. As funds are continually advanced to Hotel Investors, Five Arrows will receive additional shares up to 50,886 shares of Class A Preferred Stock and CNL Hospitality Partners, LP will receive additional shares up to 39,982 shares of Class B Preferred Stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a predetermined formula.

         Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which have been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. As of February 24, 1999, Five Arrows had invested $9,297,056 in the Company. Due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of Five Arrows' initial investment, $5,612,311 was invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan bearing an interest rate of eight percent. Due to additional subscription proceeds received from February 24, 1999 to April 30, 1999, the loan was converted to 387,868 shares of the Company's common stock on April 30, 1999. On June 17, 1999, Five Arrows invested an additional $4,952,566 through the purchase of 521,322 shares of common stock. Therefore, as of June 30, 1999, Five Arrows had invested $14,249,622 of its $15 million commitment in the Company. In addition to the above investments, Five Arrows has purchased a 10% interest in the Advisor. In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain Affiliates have agreed to waive certain fees otherwise payable to them by the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15 million investment in the Company on a per share basis, adjusted for any dividends received from the Company. Then, cash flow from operations will be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL Group, Inc. and subsidiaries' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

         The following presents condensed financial information for Hotel Investors at June 30, 1999:

           Land, buildings and equipment on operating
               leases, less accumulated depreciation        $167,512,025
           Cash                                                3,844,504
           Loan costs, less accumulated amortization             665,993
           Accrued rental income                                  82,523
           Deposits and other assets                           3,024,073
           Liabilities                                        90,712,647
           Redeemable preferred stock - Class A               48,336,090
           Stockholders' equity                               36,080,382
           Revenues                                            3,798,398
           Net earnings                                        1,079,561

         During the quarter and six months ended June 30, 1999, the Company recorded $658,288 and $900,131, respectively, in dividend income and an equity in loss after deduction of preferred stock dividends of $205,911 and $390,450, respectively, resulting in net earnings of $452,377 and $509,681, respectively, attributable to this investment.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Convertible Loan:

         As described above in Note 4, $3,684,745 was advanced to the Company by Five Arrows as a convertible loan, bearing interest at a rate of eight percent per annum payable at the time the loan was converted to shares of common stock. On April 30, 1999, the loan was converted to 387,868 shares of common stock of the Company. In connection therewith, the Company incurred $24,565 and $54,043 in interest expense during the quarter and six months ended June 30, 1999, respectively.

6.       Other Assets:

         Other assets as of June 30, 1999 and December 31, 1998 were $3,980,239 and $1,989,951, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties, and other prepaid expenses.

7.       Redemption of Shares:

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect to redeem shares, subject to certain conditions and limitations. During the quarter ended June 30, 1999, 500 shares of common stock were redeemed at $9.20 per share ($4,600) and retired.

8.       Stock Issuance Costs:

         The Company has incurred certain expenses of its offerings of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Preliminary costs incurred prior to raising capital were advanced by the Advisor. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the current offering.

         During the six months ended June 30, 1999 and the year ended December 31, 1998, the Company incurred $12,057,440 and $3,606,871, respectively, in organizational and offering costs, including $7,976,937 and $2,535,494, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). Of these amounts $12,057,440 and $3,601,898, respectively, have been treated as stock issuance costs and for the year ended December 31, 1998, $4,973 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


9.       Distributions:

         For the six months ended June 30, 1999 and 1998, approximately 64 and 100 percent, respectively, of distributions paid to stockholders were considered ordinary income and for the six months ended June 30, 1999, approximately 36 percent was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

10.      Related Party Transactions:

         During the six months ended June 30, 1999 and 1998, the Company incurred $7,478,378 and $918,966, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($6,978,557 and $857,875, respectively) were or will be paid by CNL Securities Corp. as commissions to other brokers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 1999 and 1998, the Company incurred $498,559 and $61,264, respectively, of such fees, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid.

         In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp., the managing dealer of the Company. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


10.      Related Party Transactions - Continued:

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring Properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the six months ended June 30, 1999 and 1998, the Company incurred $5,057,012 and $551,380, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases, the investment in unconsolidated subsidiary and other assets at June 30, 1999.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. During the quarter and six months ended June 30, 1999, the Company incurred $17,871 and $67,436 of such fees, respectively.

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


                                             1999                   1998
                                       ----------------       ----------------

            Stock issuance costs           $1,709,008               $154,337
            General operating and
              administrative expenses         150,380                 76,082
                                        ================       ================
                                           $1,859,388               $230,419
                                        ================       ================

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


10.      Related Party Transactions - Continued:

         The amounts due to related parties consisted of the following at:


                                                                    June 30,             December 31,
                                                                      1999                   1998
                                                                 ----------------       ----------------


                 Due to CNL Securities Corp.:
                     Commissions                                       $ 568,726                $66,063
                     Marketing support and due
                        diligence expense
                        reimbursement fee                                 20,944                  4,404
                                                                 ----------------       ----------------
                                                                         589,670                 70,467
                                                                 ----------------       ----------------

                 Due to the Advisor:
                     Expenditures incurred on
                        behalf of the Company and
                        accounting and
                        administrative services                          255,642                110,496
                     Acquisition fees                                    188,272                137,974
                                                                 ----------------       ----------------
                                                                         443,914                248,470
                                                                 ----------------       ----------------
                                                                      $1,033,584               $318,937

                                                                 ================       ================


11.    Concentration of Credit Risk:

       Two lessees, STC Leasing Associates, LLC (which operates and leases the two Properties directly owned by the Company) and WI Hotel Leasing, LLC (which leases the seven Properties in which the Company owns an interest through Hotel Investors) each contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors) for the six months ended June 30, 1999. In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

       It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 1999 and subsequent years.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1999 and 1998


12.    Commitments and Contingencies:

       As of June 30, 1999, the Company has entered into agreements to acquire, directly or indirectly, four hotel Properties. In connection with three of these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit was collateralized by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. In connection with the remaining agreement, Hotel Investors was required by the seller to pay a deposit of $3,000,000 which is being held in escrow by the title company. Of this amount, Five Arrows contributed $1,680,000 and the Company contributed $1,320,000.

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

13.    Subsequent Events:

       During the  period  July 1, 1999  through  August 5,  1999,  the  Company
       received   subscription  proceeds  for  an  additional  2,555,549  shares
       ($25,555,486) of common stock.

       On July 1, 1999 and August 1, 1999, the Company declared distributions totalling $964,344 and $1,086,775, respectively, or $0.0604 per share of common stock, payable in September 1999, to stockholders of record on July 1, 1999 and August 1, 1999, respectively.

       On July 15, 1999, the Company redeemed 2,500 shares of common stock for $23,000 or $9.20 per share.

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

Introduction

       CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp. and CNL Hospitality LP Corp.

       The Company was formed to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). The Company may also provide mortgage financing (the "Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.

Liquidity and Capital Resources

       On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1999 Offering") of up to 27,500,000 shares of common stock ($275,000,000). Of the 27,500,000 shares of common stock offered, 2,500,000 are available only to stockholders purchasing shares through the reinvestment plan. As of June 30, 1999, the Company had received subscription proceeds of $7,657,757 (765,776 shares) from its 1999 Offering, including 8,840 shares ($88,403) issued pursuant to the reinvestment plan. The price per share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL
Hospitality Advisors, Inc. (the "Advisor") for acquisition fees, are substantially the same as those for the Initial Offering.

       As of August 5, 1999, the Company had received aggregate subscription proceeds of $183,285,880 (18,328,588 shares) from its Initial Offering and 1999 Offering, including $161,040 (16,104 shares) through its reinvestment plan. As of August 5, 1999, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $163,477,500. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $63,098,200 in nine hotel Properties, to pay $6,320,000 as deposits on four additional hotel Properties, to redeem 3,000 shares of common stock for $27,600 and to pay approximately $9,334,400 in acquisition fees and expenses, leaving approximately $84,697,300 available for investment in Properties and Mortgage Loans.

       The Company expects to use net proceeds it has received from its Initial Offering, plus any additional net proceeds from the sale of shares from the 1999 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently has a $30,000,000 initial line of credit and plans to obtain one or more revolving lines of credit in an aggregate amount up to $100,000,000, and may, in addition, also obtain permanent financing. The lines of credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the lines of credit will be in an amount up to $100,000,000 and that the aggregate amount of permanent financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

       On July 31, 1998, the Company entered into an initial line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to ensure that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. During the six months ended June 30, 1999, the Company repaid $9,600,000 relating to the line of credit. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $93,596. The proceeds were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

       At the Company's annual meeting of stockholders held on May 12, 1999, the stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation proposed by the Board of Directors to expand the class of investors for whom they are authorized to waive the common and preferred share ownership limitation under certain circumstances. On May 26, 1999, this amendment became effective. The Board of Directors believes that this will allow the Company to take better advantage of investments that are in the best interest of the Company.

       In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). At the time the agreement was entered into, the eight Hotels (four as Courtyard by Marriott hotels, three as Residence Inn by Marriott hotels, and one as a Marriott Suites) were either newly constructed or in various stages of completion. The seven Hotels owned by Hotel Investors as of June 30, 1999, and the remaining Hotel to be acquired by Hotel Investors, were or will be acquired after completion of construction.

       The Company's Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels, which agreements included customary closing conditions, including inspection of and due diligence on the completed Properties. The aggregate purchase price of all eight Hotels, once acquired, was approximately $184 million, excluding closing costs.

       In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors, which investment has been and will be made through its wholly owned subsidiary, CNL Hospitality
Partners, LP. Hotel Investors expected to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans (the "Hotel Investors Loan"), collateralized by Hotel Investors' interests in the Properties.

       On February 25, 1999, Hotel Investors purchased four of the eight Hotels for an aggregate purchase price of approximately $90 million (the "Initial Hotels") and paid $10 million as a deposit on the four remaining Hotels. The Initial Hotels are the Courtyard by Marriott located in Plano, Texas, the Marriott Suites located in Dallas, Texas, the Residence Inn by Marriott located in Las Vegas, Nevada and the Residence Inn by Marriott located in Plano, Texas. On June 16, 1999, Hotel Investors purchased three additional hotels of the eight Hotels (the "Additional Hotels") for an aggregate purchase price of approximately $77 million. The Additional Hotels are the Courtyard by Marriott located in Scottsdale, Arizona, the Courtyard by Marriott located in Seattle, Washington and the Residence Inn by Marriott located in Phoenix, Arizona. Hotel Investors applied $7 million of the $10 million deposit toward the acquisition. As a result of these purchases and the deposit, Five Arrows has funded approximately $48 million of its commitment and purchased 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock") and the Company has funded approximately $38 million of its commitment to Hotel Investors and purchased 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). Hotel Investors has obtained advances totalling approximately $88 million relating to the Hotel Investors Loan in order to facilitate the acquisition of the Initial Hotels and Additional Hotels. Hotel Investors has and intends to use future funds from Five Arrows, the Company, and the Hotel Investors Loan proportionately to fund the remaining Property acquisition.

       In return for their respective funding commitments, Five Arrows received a 51% common stock interest and Hospitality Partners, LP received a 49% common stock interest in Hotel Investors. As funds are continually advanced to Hotel Investors, Five Arrows will receive additional shares up to 50,886 shares of Class A Preferred Stock, and CNL Hospitality Partners, LP will receive additional shares up to 39,982 shares of Class B Preferred Stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a predetermined formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per share of the Company's common stock.

       Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which have been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. As of February 24, 1999, Five Arrows had invested $9,297,056 in the Company. Due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of Five Arrows' initial investment, $5,612,311 was invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan bearing an interest rate of eight percent. Due to additional subscription proceeds received from February 24, 1999 to April 30, 1999, the loan was converted to 387,868 shares of the Company's common stock on April 30, 1999. On June 17, 1999, Five Arrows invested an additional $4,952,566 through the purchase of 521,322 shares of common stock. Therefore, as of June 30, 1999, Five Arrows had invested $14,249,622 of its $15 million commitment in the Company. In addition to the above investments, Five Arrows has purchased a 10% interest in the Advisor. In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain Affiliates have agreed to waive certain fees otherwise payable to them by the Company.

       Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15 million investment in the Company on a per share basis, adjusted for any dividends received from the Company. Then, cash flow from operations will be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL Group, Inc. and subsidiaries' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

       As of August 5, 1999, the Company had initial commitments to acquire, directly or indirectly, four hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company was required by the seller to obtain a letter of credit. The letter of credit was collateralized by a $5,000,000 certificate of deposit. In connection with the letter of credit, the Company incurred $22,500 in closing costs. In connection with the remaining agreement, Hotel Investors was required by the seller to pay a deposit of $3,000,000 which is being held in escrow by the title company. Of this amount, Five Arrows contributed $1,680,000 and the Company contributed $1,320,000. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of August 5, 1999, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of August 5, 1999, the Company had not entered into any arrangements creating a reasonable probability a particular Property, Mortgage Loan or Secured Equipment Lease would be funded.

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

       Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposits and money market accounts with less than a 30-day maturity date, which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At June 30, 1999, the Company had $63,669,254 invested in such short-term investments as compared to $13,228,923 at December 31, 1998. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares. These funds will be used primarily to purchase additional Properties and make Mortgage Loans, to pay offering and acquisition expenses, distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

       During the six months ended June 30, 1999 and 1998, affiliates of the Company incurred on behalf of the Company $1,539,215 and $58,403, respectively, for certain organizational and offering expenses, $418,353 and $20,302, respectively, for certain acquisition expenses, and $169,220 and $58,172, respectively for certain operating expenses. As of June 30, 1999 and 1998, the Company owed the Advisor $443,914 and $60,918, respectively, for such amounts, unpaid fees and administrative expenses (including services for accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of gross offering proceeds.

       During the six months ended June 30, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and dividend, interest and other income received, less cash paid for operating expenses) of $2,033,757 and $210,452, respectively. Based on current and anticipated future cash from operations, the Company declared and paid distributions to its stockholders of $3,052,616 and $257,086 during the six months ended June 30, 1999 and 1998, respectively. In addition, on July 1, 1999 and August 1, 1999, the Company declared distributions to stockholders of record on July 1, 1999 and August 1, 1999, totalling $964,344 and $1,086,775, respectively, ($0.0604 per share), payable in September 1999.

       For the six months ended June 30, 1999 and 1998, approximately 64 percent and 100 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and for the six months ended June 30, 1999, approximately 36 percent was considered a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of June 30, 1999, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital.

       Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

       As of June 30, 1999, the tenants of the Properties owned by the Company, either directly or indirectly through Hotel Investors, have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company, or in the case of the seven Properties owned indirectly, to Hotel Investors. For the six months ended June 30, 1999, revenues relating to the FF&E Reserve of the Properties directly owned by the Company and indirectly owned through Hotel
Investors, totalled $126,033 and $59,976, respectively, of which $20,000 is included in receivables as of June 30, 1999. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

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

Results of Operations

       As of June 30, 1999, the Company had acquired nine Properties, either directly or indirectly through Hotel Investors, consisting of land, buildings and equipment, and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $3,691,000, which are payable in monthly installments. The leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the tenant of the wholly owned Properties at June 30, 1999 are owned by the Company, or in the case of the seven Properties owned indirectly, by Hotel Investors, and have been reported as additional rent.

       During the quarter and six months ended June 30, 1999, the Company earned $748,908 and $1,486,526, respectively, from the two wholly owned Properties, including $13,084 and $24,326, respectively, in contingent rental income. The Company also earned $65,006 and $126,033 in FF&E Reserve income during the quarter and six months ended June 30, 1999, respectively. Because the Company has not yet acquired all of its Properties, revenues for the six months ended June 30, 1999, represent only a portion of revenues which the Company is expected to earn in future periods.

       During the six months ended June 30, 1999, the Company owned and leased seven Properties indirectly through the investment in Hotel Investors, as described above. In connection therewith, during the quarter and six months ended June 30, 1999, the Company recorded $658,288 and $900,131, respectively, in dividend income and an equity in loss after deduction of preferred stock dividends of $205,911 and $390,450, respectively, resulting in net earnings of $452,377 and $509,681, respectively, attributable to this investment.

       During the six months ended June 30, 1999 and 1998, the Company also earned $907,739 and $371,159, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income, of which $614,875 and $232,006 was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in interest income during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, is primarily attributable to the receipt of subscription proceeds that are being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

       Operating expenses, including interest expense and depreciation and amortization expense, were $1,137,450 and $169,186 for the six months ended June 30, 1999 and 1998, respectively of which $418,917 and $77,341 were incurred for the quarters ended June 30, 1999 and 1998, respectively. Total operating expenses were greater due to the fact that the Company owned an interest in nine Properties during the six months ended June 30, 1999, as compared to none during the six months ended June 30, 1998. In addition, the Company had a weighted average balance outstanding on its line of credit of $3,200,000 during the six months ended June 30, 1999. The Company did not have any borrowings on its line of credit during the six months ended June 30, 1998. Operating expenses, including asset management fees and depreciation and amortization expense, represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities," which became effective for the Company as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company.

       The Company is subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down the line of credit from offering proceeds should interest rates rise substantially. As of June 30, 1999, the Company had repaid the outstanding balance on the line of credit.

Year 2000 Compliance

       The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company does not have any information technology systems or any non-information technology systems other than those located on the Company's Properties described below. The Advisor and affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Advisor and affiliates is purchased or licensed from external providers. The non-information technology systems located on the Properties owned by the Company are generally the responsibility of the tenant and any repairs or replacements will be paid out of the FF&E Reserve. To the extent that such expenditures are in excess of the amounts available in the FF&E Reserve, the Company will be required to fund such amounts. Rental income will be adjusted upward in accordance with the lease agreements for any such amount paid.

       In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 ("Y2K") readiness consists of identifying any systems that are date sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the systems of the Advisor and affiliates could have a potential Y2K problem.

       The information system of the Advisor and its affiliates is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Advisor and affiliates. Although the Advisor continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Advisor cannot be assured that the tenants, financial institutions, transfer agent, other vendors and non-information technology system providers have adequately considered the impact of the Year 2000. The Advisor is not able to measure the effect on the operations of the Advisor and its affiliates of any third party's failure to adequately address the impact of the Year 2000.

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

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.  Inapplicable.

Item 2.        Changes in Securities and Use of Proceeds.

               (d)  On   July 9,  1997,  the  Company  commenced  an offering to
                    the  public  of up to  16,500,000  shares  of  common  stock
                    ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the Company's reinvestment plan.

                    As of June 17, 1999, net offering proceeds received by the Company from its Initial Offering, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses totalled approximately $135,000,000. Since the commencement of the Initial Offering through its completion on June 17, 1999, approximately $10,500,000 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, the majority of which was subsequently paid to unrelated third parties. In addition, since the commencement of the Initial Offering through June 17, 1999, the Company has reimbursed affiliates approximately $4,500,000 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the offering. As of August 5, 1999, the Company had used net offering proceeds to invest, directly or indirectly, approximately $63,098,000 in nine hotel Properties, to pay $6,320,000 as deposits on four additional hotel Properties, to redeem 3,000 shares of common stock for $27,600 and to pay approximately $7,789,000 in acquisition fees and certain acquisition expenses. As of August 5, 1999, approximately $58,000,000 of net offering proceeds was available to invest in Properties and Mortgage Loans.

                    CNL Securities Corp., an affiliate of the Advisor, served as managing dealer of the Initial Offering.

Item 3.        Defaults upon Senior Securities.  Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 12, 1999 for the purposes of electing the board of directors and voting on the proposal described below.

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

               (c) Two proposals were submitted to a vote of stockholders as follows:

                   (1) The stockholders  approved  the election of the following persons as directors of the Company:

                             Name                      For          Withheld

                             Charles E. Adams          5,177,287     117,199
                             Robert A. Bourne          5,205,087      89,399
                             Lawrence A. Dustin        5,199,587      94,899
                             John A. Griswold          5,199,587      94,899
                             Matthew W. Kaplan         5,207,054      87,431
                             Craig M. McAllaster       5,197,587      96,899
                             James M. Seneff, Jr.      5,207,054      87,431

                    (2) The stockholders approved, with 4,768,401 affirmative votes, 205,718 negative votes, and 320,367 abstentions, the proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to expand the class of investors for whom the Board of Directors is authorized to waive the common and preferred share ownership limitations under certain circumstances.

Item 5.        Other Information.  Inapplicable.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)      Exhibits:

                         3.1 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

                         3.2   CNL American Realty  Fund, Inc.  Bylaws (Included
                               as  Exhibit  3.3  to   the  1996  Form  S-11  and
                               incorporated herein by reference.)

                         3.3 CNL American Realty Fund, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation (Included as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

                         3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Included as
                               Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference.)

                         4.1   Reinvestment Plan (Included as Exhibit 4.4 to the
                               1996  Form   S-11  and  incorporated   herein  by
                               reference.)

                         4.2 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Included as
                               Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference.)

                         4.3   CNL American Realty Fund,  Inc. Bylaws  (Included
                               as   Exhibit   3.3   to   the  1996 Form S-11 and
                               incorporated herein by reference.)

                         4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Included as
                               Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

                         4.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. (Included as Exhibit 3.5 to the 1998 Form S-11 and incorporated herein by reference.)

                         10.1 Advisory Agreement, dated as of June 17, 1999, between CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. (Formerly CNL Real Estate Advisors, Inc.) (Filed herewith.)

                         10.2 Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows:
                               James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker, Jeanne A. Wall and Lynn E. Rose dated July 9, 1997, C. Brian Strickland dated October 31,
                               1998, John A. Griswold dated January 7, 1999, Charles E. Adams and Craig M. McAllaster dated February 10, 1999 and Matthew W. Kaplan dated  February  24, 1999  (Included  as  Exhibit
                               10.2 to the March 31, 1999 Form 10-Q and incorporated herein by reference.)

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

                         10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn)
                               -  Buckhead  (Lenox  Park)  (Included  as Exhibit
                               10.13 to the 1996 Form S-11 and incorporated herein by reference.)

                         10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

                         10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLP, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.

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

                         27.   Financial Data Schedule (Filed herewith.)

                    (b) The Company filed one report on Form 8-K, reporting the June 16, 1999 investment in CNL Hotel Investors, Inc., on June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DATED this 13th day of August, 1999.


                        CNL HOSPITALITY PROPERTIES, INC.

                        By:   /s/ James M. Seneff, Jr.
                              --------------------------------
                              JAMES M. SENEFF, JR.
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


                         By:   /s/ C. Brian Strickland
                               -------------------------------
                               C. BRIAN STRICKLAND
                               Vice President, Finance & Administration
                               (Principal Financial and
                               Accounting Officer)