Form 10-Q
period 1999-09-30
CNL HOSPITALITY PROPERTIES INC
filed 1999-11-10
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
       ------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              -------------------------- --------------------------

                             Commission file number
                                     0-24097
                       -----------------------------------

                        CNL Hospitality Properties, Inc.
 --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                59-3396369
--------------------------------          ---------------------------
(State of other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

     450 South Orange Avenue
         Orlando, Florida                              32801
---------------------------------          ---------------------------
(Address of principal
executives offices)                                   (Zip Code)

Registrant's telephone number
(including area code)                             (407) 650-1000
                                           ----------------------------

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

24,740,516 shares of common stock, $.01 par value, outstanding as of November 4, 1999.

                                    CONTENTS



Part I                                                                    Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                      1

               Condensed Consolidated Statements of Earnings              2

               Condensed Consolidated Statements of Stockholders' Equity  3

               Condensed Consolidated Statements of Cash Flows            4-5

               Notes to Condensed Consolidated Financial Statements       6-16

    Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                          17-29

    Item 3.    Quantitative and Qualitative Disclosures
                   about Market Risk                                      30


Part II

    Other Information                                                     31-34

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,           December 31,
                                                                               1999                    1998
                                                                           --------------         ----------------



                             ASSETS

Land, buildings and equipment on operating leases,
    less accumulated depreciation of $1,076,251 and
    $384,166, respectively                                                  $27,676,298               $ 28,368,383
Investment in unconsolidated subsidiary                                      38,882,550                         --
Cash and cash equivalents                                                   118,019,624                 13,228,923
Restricted cash                                                                 250,177                     82,407
Certificate of deposit                                                        5,015,822                  5,016,575
Due from related party                                                           24,743                         --
Receivables                                                                      67,980                     28,257
Dividends receivable                                                          1,214,772                         --
Organization costs, less accumulated amortization of $5,221                          --                     19,752
Loan costs, less accumulated amortization of $78,455
    and $12,980, respectively                                                    60,141                     78,282
Accrued rental income                                                            80,523                     44,160
Other assets                                                                  7,092,227                  1,989,951
                                                                        ----------------         ------------------

                                                                           $198,384,857               $ 48,856,690
                                                                        ================         ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                                  $    --                $ 9,600,000
Interest payable                                                                     --                     66,547
Accounts payable and accrued expenses                                            11,303                    337,215
Due to related parties                                                          495,704                    318,937
Security deposits                                                             1,417,500                  1,417,500
                                                                        ----------------         ------------------
                 Total liabilities                                            1,924,507                 11,740,199
                                                                        ----------------         ------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                    --                       --
       Excess shares,  $.01 par value per share.
       Authorized and unissued  63,000,000  shares                                   --                       --
    Common stock,  $.01 par value per share.
       Authorized 60,000,000 shares, issued 22,352,104
       and 4,321,908 shares, respectively, and outstanding
       22,349,104 and 4,321,908 shares, respectively                            223,491                     43,219
    Capital in excess of par value                                          198,470,016                 37,289,402
    Accumulated distributions in excess of net earnings                      (2,233,157 )                 (216,130 )
                                                                        ----------------         ------------------
                 Total stockholders' equity                                 196,460,350                 37,116,491
                                                                        ----------------         ------------------

                                                                           $198,384,857               $ 48,856,690
                                                                        ================         ==================


                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                      Quarter Ended                          Nine Months Ended
                                                      September 30,                            September 30,
                                               1999                  1998                 1999                1998
                                           --------------       ---------------       -------------        ------------


Revenues:
    Rental income from operating
       leases                                 $ 769,442            $ 487,400           $2,255,968           $ 487,400
    FF&E reserve income                          68,268               41,099              194,301              41,099
    Dividend income                             926,687                   --            1,826,818                  --
    Interest and other income                 1,217,304              127,082            2,125,043             498,241
                                         ---------------      ---------------       --------------      --------------
                                              2,981,701              655,581            6,402,130           1,026,740
                                         ---------------      ---------------       --------------      --------------

Expenses:
    Interest                                      6,592              139,416              239,922             139,416
    General operating and
       administrative                           107,216               44,979              415,245             212,165
    Professional services                        16,206                   --               45,478                  --
    Asset management fees to
       related party                             19,710               27,246               87,146              27,246
    Reimbursement of operating
       expenses                                      --              (92,733 )                 --             (92,733 )
    Other                                            --                   --                5,968                  --
    Depreciation and amortization               243,178              154,804              736,593             156,804
                                         ---------------      ---------------       --------------      --------------
                                                392,902              273,712            1,530,352             442,898
                                         ---------------      ---------------       --------------      --------------

Earnings Before Equity in Loss of
    Unconsolidated Subsidiary After
    Deduction of Preferred Stock
    Dividends                                 2,588,799              381,869            4,871,778             583,842

Equity in Loss of Unconsolidated
    Subsidiary After Deduction of
    Preferred Stock Dividends                  (167,283 )                 --             (557,733 )                --
                                         ---------------      ---------------       --------------      --------------

Net Earnings                                 $2,421,516            $ 381,869           $4,314,045           $ 583,842
                                         ===============      ===============       ==============      ==============

Earnings Per Share of Common Stock:
    Basic                                      $   0.13             $   0.15             $   0.34            $   0.28
                                         ===============      ===============       ==============      ==============
    Diluted                                    $   0.12             $   0.15             $   0.33            $   0.28
                                         ===============      ===============       ==============      ==============

Weighted Average Number of Shares
    Outstanding:
       Basic                                 19,073,159            2,599,251           12,652,059           2,082,845
                                         ===============      ===============       ==============      ==============
       Diluted                               26,437,719            2,599,251           17,509,791           2,082,845
                                         ===============      ===============       ==============      ==============




                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                     STOCKHOLDERS' EQUITY Nine Months Ended
                 September 30, 1999 and Year Ended December 31, 1998



                                                                                           Accumulated
                                               Common stock                               distributions
                                        ---------------------------      Capital in         in excess
                                          Number           Par           excess of           of net
                                        of Shares         value          par value          earnings           Total
                                        -----------     -----------     -------------    ---------------    ------------



Balance at December 31, 1997             1,152,540         $ 11,525      $ 9,229,316          $  (6,924 )     $ 9,233,917

Subscriptions received for common
    stock through public offering and    3,169,368           31,694       31,661,984                 --        31,693,678
    distribution reinvestment plan

Stock issuance costs                            --               --       (3,601,898 )               --        (3,601,898)

Net earnings                                    --               --               --            958,939           958,939

Distributions declared and paid
    ($0.46 per share)                           --               --               --         (1,168,145 )      (1,168,145)
                                       ------------     ------------   --------------    ---------------   --------------

Balance at December 31, 1998             4,321,908           43,219       37,289,402           (216,130 )      37,116,491

Subscriptions received for common
    stock through public offerings and  18,030,196          180,302      180,121,661                 --       180,301,963
    distribution reinvestment plan

Retirement of common stock                  (3,000 )            (30 )        (27,570 )               --           (27,600)

Stock issuance costs                            --               --      (18,913,477 )               --       (18,913,477)

Net earnings                                    --               --               --          4,314,045         4,314,045

Distributions declared and paid
    ($0.54 per share)                           --               --               --         (6,331,072 )      (6,331,072)
                                       ------------     ------------   --------------    ---------------   --------------

Balance at September 30, 1999           22,349,104         $223,491     $198,470,016        $(2,233,157 )    $196,460,350
                                       ============     ============   ==============    ===============   ==============



                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             1999                   1998
                                                                        ---------------        ----------------



Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                             $ 4,642,118              $2,047,046
                                                                      ----------------       -----------------

    Cash Flows from Investing Activities:
       Investment in unconsolidated subsidiary                            (37,172,644 )                    --
       Additions to land, buildings and equipment
         on operating leases                                                       --             (27,245,538 )
       Investment in certificates of deposit                                       --              (5,000,000 )
       Increase in restricted cash                                           (167,770 )                    --
       Increase in other assets                                            (7,529,504 )              (983,305 )
                                                                      ----------------       -----------------
           Net cash used in investing activities                          (44,869,918 )           (33,228,843 )
                                                                      ----------------       -----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and stock
         issuance costs paid by related parties
         on behalf of the Company                                          (2,855,472 )              (168,369 )
       Payment on line of credit                                           (9,600,000 )                    --
       Increase in loan costs                                                 (47,334 )                    --
       Proceeds from borrowings on line of credit                                  --               9,600,000
       Subscriptions received from stockholders                           180,301,963              17,133,319
       Retirement of shares of common stock                                   (27,600 )                    --
       Distributions to stockholders                                       (6,331,072 )              (619,131 )
       Payment of stock issuance costs                                    (16,413,155 )            (1,634,250 )
       Other                                                                   (8,829 )                12,500
                                                                      ----------------       -----------------
           Net cash provided by financing activities                      145,018,501              24,324,069
                                                                      ----------------       -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                      104,790,701              (6,857,728 )

Cash and Cash Equivalents at Beginning of Period                           13,228,923               8,869,838
                                                                      ----------------       -----------------

Cash and Cash Equivalents at End of Period                               $118,019,624              $2,012,110
                                                                      ================       =================



                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             1999                   1998
                                                                        ---------------        ----------------



Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

      Related parties  paid  certain  acquisition
         and stock  issuance  costs on
         behalf of the Company as follows:
             Acquisition costs                                               $ 530,233              $ 220,575
             Stock issuance costs                                            2,387,955                158,184
                                                                      -----------------       ----------------

                                                                           $ 2,918,188              $ 378,759
                                                                      =================       ================


                See accompanying notes to condensed consolidated
                              financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


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

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to fairly reflect the results of operations for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the condensed consolidated financial statements, have been derived from audited consolidated financial statements as of that date.

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


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

         Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

3.       Public Offerings:

         On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and
         (ii) to CNL Hospitality Corp. (formerly known as CNL Hospitality Advisors, Inc.) (the "Advisor") for acquisition fees, are substantially the same as those for the Company's Initial Offering. The Company expects to use the net proceeds from the 1999 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary:

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). At the time the agreement was entered into, the eight Hotels (four as Courtyard by Marriott hotels, three as Residence Inn by Marriott hotels, and one as a Marriott Suites) were either newly constructed or in various stages of completion. As of September 30, 1999, Hotel Investors owns seven of the newly constructed Hotels.

         The Company's Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels. The purchase agreements included customary closing conditions, including performing due diligence and inspection of the completed Properties. The aggregate purchase price of all eight Hotels, once the final Hotel is acquired, will be approximately $184 million, excluding closing costs.

         In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors through its wholly owned subsidiary, CNL Hospitality Partners, LP. Hotel Investors funded and expects to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans (the "Hotel Investors Loan"), collateralized by Hotel Investors' interests in the Properties.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


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

         Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which have been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. As of February 24, 1999, Five Arrows had invested $9,297,056 in the Company. Due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of Five Arrows' initial investment, $5,612,311 was invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan bearing an interest rate of eight percent. Due to additional subscription proceeds received from February 24, 1999 to April 30, 1999, the loan was converted to 387,868 shares of the Company's common stock on April 30, 1999. On June 17, 1999, Five Arrows invested an additional $4,952,566 through the purchase of 521,322 shares of common stock. Therefore, as of September 30, 1999, Five Arrows had invested

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Investment in Unconsolidated Subsidiary - Continued:

         $14,249,622 of its $15 million commitment in the Company. In addition to the above investments, Five Arrows has purchased a 10% interest in the Advisor. In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain affiliates have agreed to waive certain fees otherwise payable to them by the Company.

         Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15 million investment in the Company on a per share basis, adjusted for any distributions received from the Company. Cash flow from operations will then be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL Group, Inc. and subsidiaries' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

         The following presents condensed financial information for Hotel Investors as of and for the nine months ended September 30, 1999:

          Land, buildings and equipment on operating
             leases, less accumulated depreciation            $166,267,909
          Cash                                                   4,692,582
          Loan costs, less accumulated amortization                723,579
          Accrued rental income                                    183,218
          Deposits and other assets                              3,127,123
          Liabilities                                           91,507,263
          Redeemable preferred stock - Class A                  48,336,090
          Total stockholders' equity                            83,487,148
          Revenues                                               8,462,868
          Net earnings                                           2,646,788

         During the quarter and nine months ended September 30, 1999, the Company recorded $926,687 and $1,826,818, respectively, in dividend income and $167,283 and $557,733, respectively, in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $759,404 and $1,269,085, respectively, attributable to this investment.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.       Convertible Loan:

         As described above in Note 4, $3,684,745 was advanced to the Company by Five Arrows as a convertible loan, bearing interest at a rate of eight percent per annum payable at the time the loan was converted to shares of common stock. On April 30, 1999, the loan was converted to 387,868 shares of common stock of the Company. For the nine months ended September 30, 1999, the Company incurred approximately $54,000 in interest expense on this convertible loan.

6.       Other Assets:

         Other assets consists of acquisition fees, miscellaneous acquisition expenses that will be allocated to future Properties, and prepaid expenses.

7.       Redemption of Shares:

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 1999, 3,000 shares of common stock were redeemed and retired.

8.       Stock Issuance Costs:

         The Company has incurred certain expenses associated with its offerings of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Preliminary costs incurred prior to raising capital were advanced by the Advisor. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the current offering.

         During the nine months ended September 30, 1999 and 1998, the Company incurred $18,913,477 and $1,769,263, respectively, in organizational and offering costs, including $13,224,189 and $1,370,665, respectively, in commissions and marketing support and due diligence expense reimbursement fee (see Note 10). Of these amounts, $18,913,477 and $1,764,292, respectively, have been treated as stock issuance costs and for the nine months ended September 30, 1998, $4,971 has been treated as organization costs. The stock issuance costs have been charged to stockholders' equity.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


9.       Distributions:

         For the nine months ended September 30, 1999 and 1998, approximately 73 and 94 percent, respectively, of distributions paid to stockholders were considered ordinary income and approximately 27 percent and 6 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8 percent return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999.

10.      Related Party Transactions:

         During the nine months ended  September 30, 1999 and 1998,  the Company incurred $12,397,677 and $1,284,999, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offering of shares. A substantial portion of these amounts ($11,569,902 and $1,199,289, respectively) were or will be paid by CNL Securities Corp. as commissions to other brokers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 1999 and 1998, the Company incurred $826,512 and $85,667, respectively, of such fees, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid.

         In addition, in connection with its current offering of common stock, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp., the managing dealer of the Company. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the current offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


10.      Related Party Transactions - Continued:

         The Advisor is entitled to receive acquisition fees for services rendered in connection with identifying and acquiring Properties, negotiating leases and obtaining financing on behalf of the Company. The fee is equal to 4.5% of gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any at the time the Company's stock is listed on a national or regional stock exchange, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the nine months ended September 30, 1999 and 1998, the Company incurred $8,007,241 and $770,999, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases, the investment in unconsolidated subsidiary and other assets at September 30, 1999 and 1998.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. During the nine months ended September 30, 1999 and 1998, the Company incurred $87,146 and $27,246 of such fees, respectively.

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


                                                 1999               1998
                                             ------------       ------------

                 Stock issuance costs          $2,467,852           $236,942
                 General operating and
                     administrative expenses      208,676             95,441
                                             =============      =============
                                               $2,676,528           $332,383
                                             =============      =============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


10.      Related Party Transactions - Continued:

         The amounts due to related parties consisted of the following at:


                                                   September 30,          December 31,
                                                       1999                   1998
                                                  ----------------       ----------------


                 Due to CNL Securities Corp.:
                     Commissions                         $174,354                $66,063
                     Marketing support and due
                        diligence expense
                        reimbursement fee                  13,373                  4,404
                                                  ----------------       ----------------
                                                          187,727                 70,467
                                                  ----------------       ----------------

                 Due to the Advisor:
                     Expenditures incurred on
                        behalf of the Company             184,930                110,496
                     Acquisition fees                     123,047                137,974
                                                  ----------------       ----------------
                                                          307,977                248,470
                                                  ----------------       ----------------
                                                         $495,704               $318,937
                                                  ================       ================


11.    Concentration of Credit Risk:

       Two lessees, STC Leasing Associates, LLC (which operates and leases the two Properties directly owned by the Company) and WI Hotel Leasing, LLC (which leases the seven Properties in which the Company owns an interest through Hotel Investors) each contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors) for the nine months ended September 30, 1999. In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

       It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 1999 and subsequent years.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


12.    Earnings Per Share:

       Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarter and nine months ended September 30, 1999, approximately
       7.36 million and 4.86 million shares, respectively, related to the conversion of Hotel Investors' Class A Preferred Stock to the Company's common stock, were considered dilutive after the application of the if converted method and were included in the denominator of the diluted EPS calculation. The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period.

13.    Commitments and Contingencies:

       As of September 30, 1999, the Company has entered into four agreements to acquire, directly or indirectly, four hotel Properties. In connection with three of these agreements, the Company has a deposit in the form of a letter of credit, which is collateralized by a certificate of deposit, amounting to $5 million. In connection with the remaining agreement, Hotel Investors has a deposit of $3 million held in escrow. Of this amount, Five Arrows contributed $1.68 million and the Company contributed $1.32 million.

       In connection with the acquisition of the two Properties owned by the Company, the Company may be required to make an additional payment (the "Earnout Amount") of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1999 and 1998


14.    Subsequent Events:

       During the period October 1, 1999,  through November 4, 1999, the Company
       received   subscription  proceeds  for  an  additional  2,394,296  shares
       ($23,942,963) of common stock.

       On October 1, 1999 and November 1, 1999, the Company declared distributions totalling $1,352,274 and $1,468,292, respectively, or $0.0604 per share of common stock, payable in December 1999, to stockholders of record on October 1, 1999 and November 1, 1999, respectively.

       On October 26, 1999, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering") in an offering expected to commence immediately following the completion of the Company's 1999 Offering. Of the 45,000,000 shares of common stock to be offered, 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information, including, without limitation, the Year 2000 Readiness Disclosure, that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                   The Company

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

                         Liquidity and Capital Resources

Common Stock Offerings

       The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1999 Offering") of up to 27,500,000 shares of common stock ($275,000,000). Of the 27,500,000 shares of common stock offered, 2,500,000 are available only to stockholders purchasing shares through the reinvestment plan. As of September 30, 1999, the Company had received subscription proceeds of $73,248,406 (7,324,841 shares) from its 1999 Offering, including 23,246 shares ($232,466) issued pursuant to the reinvestment plan. The price per share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (formerly known as CNL Hospitality Advisors, Inc.) (the "Advisor") for acquisition fees, are substantially the same as those for the Initial Offering.

       As of September 30, 1999, net proceeds to the Company from its Initial Offering and 1999 Offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $199,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $63,100,000 in nine hotel Properties, to pay $6,320,000 as deposits on four additional hotel Properties, to redeem 3,000 shares of common stock for $27,600 and to pay approximately $11,300,000 in acquisition fees and expenses, leaving approximately $118,000,000 available for investment in Properties and Mortgage Loans.

       On October 26, 1999, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering") in an offering expected to commence immediately following the completion of the 1999 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering and 1999 Offering.

       As of November 4, 1999, the Company had received aggregate subscription proceeds of $247,264,005 (24,726,401 shares) from its Initial Offering and 1999 Offering, including $305,103 (30,510 shares) through its reinvestment plan. As of November 4, 1999, net proceeds to the Company from its offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $220,700,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $63,100,000 in nine hotel Properties, to pay $6,320,000 as deposits on four additional hotel Properties, to redeem 5,885 shares of common stock for $54,142 and to pay approximately $12,300,000 in acquisition fees and expenses, leaving approximately $139,000,000 available for investment in Properties and Mortgage Loans.

       The Company expects to use net proceeds it has received from its Initial Offering, plus any additional net proceeds from the sale of shares from the 1999 Offering and 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 initial line of credit. The line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

Line of Credit and Security Agreement

       On July 31, 1998, the Company entered into an initial line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The initial line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to ensure that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $94,000. The proceeds from the line of credit were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties. As of September 30, 1999, the Company has no amounts outstanding under the line of credit. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

Interest Rate Risk

       The Company may be subject to interest rate risk through any outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down any outstanding balances on the line of credit from offering proceeds should interest rates rise substantially.

Property Acquisitions and Investments

          In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International (the "Hotels"). At the time the agreement was entered into, the eight Hotels (four as Courtyard by Marriott hotels, three as Residence Inn by Marriott hotels, and one as a Marriott Suites) were either newly constructed or in various stages of completion. As of September 30, 1999, Hotel Investors owns seven of the newly constructed Hotels.

       The Company's Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. However, in no event will the Company pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement. The Advisor entered into separate purchase agreements for each of the eight Hotels. The purchase agreements included customary closing conditions, including performing due diligence and inspection of the completed Properties. The aggregate purchase price of all eight Hotels, once acquired, will be approximately $184 million, excluding closing costs.

       In order to fund these purchases, Five Arrows committed to make an investment of up to $50.9 million in Hotel Investors. The Company committed to make an investment of up to $40 million in Hotel Investors, which investment has been and will be made through its wholly owned subsidiary, CNL Hospitality Partners, LP. Hotel Investors funded and expects to fund the remaining amount of approximately $96.6 million (including closing costs) with permanent financing from Jefferson-Pilot Life Insurance Company consisting of eight separate loans (the "Hotel Investors Loan"), collateralized by Hotel Investors' interests in the Properties.

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

       Five Arrows also committed to invest up to $15 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which have been and will be used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. As of February 24, 1999, Five Arrows had invested $9,297,056 in the Company. Due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of Five Arrows' initial investment, $5,612,311 was invested in the Company's common stock through the purchase of 590,770 shares and $3,684,745 was advanced to the Company as a convertible loan bearing an interest rate of eight percent. Due to additional subscription proceeds received from February 24, 1999 to April 30, 1999, the loan was converted to 387,868 shares of the Company's common stock on April 30, 1999. On June 17, 1999, Five Arrows invested an additional $4,952,566 through the purchase of 521,322 shares of common stock. As of September 30, 1999, Five Arrows had invested $14,249,622 of its $15 million commitment in the Company. In addition to the above investments, Five Arrows has purchased a 10% interest in the Advisor. In connection with Five Arrows' commitment to invest $15 million in the Company, the Advisor and certain affiliates have agreed to waive certain fees otherwise payable to them by the Company.

       Cash flow from operations of Hotel Investors will be distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, which represents the sum of its investment in Hotel Investors and its $15 million investment in the Company on a per share basis, adjusted for any dividends received from the Company. Cash flow from operations will then be distributed to the Company with respect to its Class B Preferred Stock. Next, cash flow will be distributed to 100 CNL Group, Inc. and subsidiaries' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash flow from operations will be distributed pro rata with respect to the interest in the common shares.

Capital Commitments

       As of November 4, 1999, the Company had initial commitments to acquire, directly or indirectly, four hotel Properties. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company has a deposit, in the form of a letter of credit, collateralized by a certificate of deposit, amounting to $5 million. In connection with the remaining agreement, Hotel Investors has a deposit of $3 million held in escrow. Of this amount, Five Arrows contributed $1.68 million and the Company contributed $1.32 million. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of November 4, 1999, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of November 4, 1999, the Company had not entered into any other arrangements creating a reasonable probability a particular Property, Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

       Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments maturing in less than 30 days), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposits and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At September 30, 1999, the Company had

$118,019,624 invested in such short-term investments as compared to $13,228,923 at December 31, 1998. The increase in the amount invested in short-term investments is primarily attributable to proceeds received from the sale of common stock in the Initial Offering and 1999 Offering. These funds will be used to purchase additional Properties and to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

       The Company expects to meet its short-term liquidity requirements, other than for acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its line of credit.

       Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

       The Company expects to meet its other short-term liquidity requirements, including Property acquisition and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its line of credit and proceeds from its offerings.

       The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing.

Distributions

       During the nine months ended September 30, 1999 and 1998, the Company generated cash from operations (which includes cash received from tenants and dividend, interest and other income received, less cash paid for operating expenses) of $4,642,118 and $2,047,046, respectively. Based on current and anticipated future cash from operations and dividends due to the Company from Hotel Investors at September 30, 1999 (and received in October 1999), the Company declared and paid distributions to its stockholders of $6,331,072 and $619,131 during the nine months ended September 30, 1999 and 1998, respectively. In addition, on October 1, 1999 and November 1, 1999, the Company declared distributions to stockholders of record on October 1, 1999 and November 1, 1999, totalling $1,352,274 and $1,468,292, respectively, ($0.0604 per share), payable in December 1999.

       For the nine months ended September 30, 1999 and 1998, approximately 73 percent and 94 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 27 percent and 6 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8 percent return on their invested capital.

Amounts Due to Related Parties

       During the nine months ended September 30, 1999 and 1998, affiliates of the Company incurred on behalf of the Company $2,387,955 and $158,184, respectively, for certain organizational and offering expenses, $530,233 and $220,575, respectively, for certain acquisition expenses, and $285,847 and $64,422, respectively, for certain operating expenses. As of September 30, 1999 and December 31, 1998, the Company owed the Advisor $307,977 and $318,937, respectively, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses in excess of three percent of gross offering proceeds.

       As of September 30, 1999, the tenants of the Properties owned by the Company, either directly or indirectly through Hotel Investors, have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E reserve"). Funds in the FF&E reserve have been paid, granted and assigned to the Company, or in the case of the seven Properties owned indirectly, to Hotel Investors. For the nine months ended September 30, 1999, revenues relating to the FF&E reserve of the Properties directly owned by the Company totalled $194,301, and indirectly owned through Hotel Investors totalled $257,259. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                              Results of Operations

Revenues

       As of September 30, 1999, the Company had acquired nine Properties, either directly or indirectly through Hotel Investors, consisting of land, buildings and equipment, and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $3,691,000, which are payable in monthly installments. The leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases, will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E reserves. The FF&E reserves established for the tenant of the wholly owned Properties at September 30, 1999, are owned by the Company, or owned indirectly in the case of the seven Properties owned by Hotel Investors and have been reported as additional rent.

       During the nine months ended September 30, 1999 and 1998, the Company earned rental income of $2,255,968 and $487,400, respectively, from the two wholly owned Properties ($769,442 and $487,400 of which was earned during the quarters ended September 30, 1999 and 1998, respectively). Contingent rental income of $38,342 and $62,668 was earned for the quarter and nine months ended September 30, 1999, respectively. No contingent rental income was earned for the nine months ended September 30, 1998. The Company also earned $194,301 and $41,099 in FF&E reserve income during the nine months ended September 30, 1999 and 1998, respectively ($68,268 and $41,099 of which was earned during the quarters ended September 30, 1999 and 1998, respectively). The increase in rental income, contingent rental income and FF&E reserve income is due to the fact that the Company owned its two wholly owned Properties for the full nine months ended September 30, 1999, as compared to approximately three months during the nine months ended September 30, 1998. Because the Company has not yet acquired all of its Properties, revenues for the nine months ended September 30, 1999, represent only a portion of revenues which the Company is expected to earn in future periods.

       During the nine months ended September 30, 1999, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above. In connection with its investment, during the quarter and nine months ended September 30, 1999, the Company recognized $926,687 and $1,826,818, respectively, in dividend income and $167,283 and $557,733, respectively, in equity in loss after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $759,404 and $1,269,085, respectively.

       During the nine months ended September 30, 1999 and 1998, the Company also earned $2,125,043 and $498,241, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income ($1,217,304 and $127,082 of which was earned during the quarters ended September 30, 1999 and 1998, respectively). The increase in interest income during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, was attributable to the receipt of subscription proceeds being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenants

       During the nine months ended September 30, 1999, two lessees, STC Leasing Associates, LLC (which operates and leases the two Properties directly owned by the Company) and WI Hotel leasing, LLC (which leases the seven Properties in which the Company owns an interest through Hotel Investors) each contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors). In addition, all of the Company's rental income (including the Company's share of total rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the

Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 1999 and subsequent years.

Expenses

       Operating expenses, including interest expense and depreciation and amortization expense, were $1,530,352 and $442,898 for the nine months ended September 30, 1999 and 1998, respectively ($392,902 and $273,712 of which were incurred for the quarters ended September 30, 1999 and 1998, respectively). Total operating expenses were greater due to the fact that the Company owned its two wholly owned Properties for the full nine months ended September 30, 1999, as compared to approximately three months during the nine months ended September 30, 1998. Asset management fees and depreciation and amortization expenses are expected to increase as the Company acquires additional Properties and invests in Mortgage Loans.

                         Year 2000 Readiness Disclosure

Overview of year 2000 Problem

         The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

         The Company generally does not directly own information technology systems. The Advisor and its affiliates generally provide all services requiring the use of information and some non-information technology systems pursuant to a management agreement with the Company. The information technology system of the Advisor and its affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the Advisor, its affiliates and the Company are primarily facility related and include hotel and building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Advisor and its affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's hotel Properties is the responsibility of the tenants of the Properties and any repairs or replacements will be paid out of the FF&E reserve in accordance with the terms of the Company's leases. To the extent that such expenditures are in excess of the amounts available in the FF&E reserve, the Company will be required to fund such amounts. Rental income will be adjusted upward in accordance with the lease agreements for any such amount paid.

The Y2K Team

         In early 1998, affiliates of the Advisor formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Company could have a potential year 2000 problem.

         The information system of the Advisor and its affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Advisor, its affiliates and the Company.

         In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Advisor, its affiliates and the Company have material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Company's transfer agent and financial institutions. The Company depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

         As of September 30, 1999, the Y2K Team had received responses from approximately 62% of the third parties of the Advisor, its affiliates and the Company. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the end of year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Advisor, its affiliates and the Company have third party relationships regarding their year 2000 compliance, the Advisor, its affiliates and the Company cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Company's tenants. The Y2K Team is in the process of obtaining the responses and expects to complete this process by November 30, 1999. The Company has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the Advisor, its affiliates and the Company cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

         The cost for these upgrades and other remedial measures is the responsibility of the Advisor and its affiliates. The Advisor and its affiliates do not expect that the Company will incur any costs in connection with the year 2000 remedial measures.

Assessing the Risks to the Company of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Company

         The Advisor believes that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Company is the failure of one or more of these systems as a result of year 2000 problems. Because the Company's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Company is not expected to have a material impact on the results of operations of the Company. Even if such systems failed, the payment of rent under the Company's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the Advisor and its affiliates before the year 2000.

         The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Company, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Company Records

         The Advisor believes that the reasonably likely worst case scenario with regard to the Company's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Company. This could result in the inability of the Company to accurately identify its stockholders for purposes of distributions, delivery of disclosure materials and transfers of common stock. The Y2K Team has received certification from the Company's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the Advisor, its affiliates and the Company cannot be assured that the transfer agent has addressed all possible year 2000 issues.

         The Y2K Team has developed a contingency plan pursuant to which the Advisor and its affiliates would maintain the records of the Company manually, in the event that the systems of the transfer agent are not year 2000 compliant. The Advisor and its affiliates would have to allocate resources to internally perform the functions of the transfer agent. The Advisor and its affiliates do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Company.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

         The Advisor believes that the reasonably likely worst case scenario with regard to the Company's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 100% of the Company's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the Advisor cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Company's ability to pay its expenses on a current basis. The Advisor does not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Company.

         Based upon the responses received from the Company's financial institutions and the inability of the Y2K team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

         The Advisor believes that the reasonably likely worst case scenario with regard to the Company's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenants' financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Company's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The Advisor cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Company in the short-term.

         The Advisor is also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The Advisor is not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Company's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Company.

         Because payment of rent is under the control of the Company's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the Company will assess the remedies available to it under its lease agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK

       Information regarding the Company's market risk at December 31, 1998, is included in its Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in the Company's market risk from December 31, 1998 through September 30, 1999. Information regarding the Company's market risk relating to changes in interest rates are herein incorporated by reference in Item 2. "Liquidity and Capital Resources - Interest Rate Risk".

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

                     As of June 17, 1999, net offering proceeds received by the Company from its Initial Offering, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses totalled approximately $135,000,000. Since the commencement of the Initial Offering through its completion on June 17, 1999, approximately $10,500,000 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, the majority of which was subsequently paid to unrelated third parties. In addition, since the commencement of the Initial Offering through June 17, 1999, the Company has reimbursed affiliates approximately $4,500,000 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the offering. As of November 4, 1999, the Company had used net offering proceeds to invest, directly or indirectly, approximately $63,100,000 in nine hotel Properties, to pay $6,320,000 as deposits on four additional hotel Properties, to redeem 5,885 shares of common stock for $54,142 and to pay approximately $7,789,000 in acquisition fees and certain acquisition expenses. As of November 4, 1999, approximately $58,000,000 of net offering proceeds was available to invest in Properties and Mortgage Loans.

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

               10.1 Advisory   Agreement,  dated  as  of  June 17, 1999, between
                    CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. (Formerly CNL Real Estate Advisors, Inc.) (Included as Exhibit 10.1 to the June 30, 1999 Form 10-Q and incorporated herein by reference.)

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

               10.8 Lease   Agreement  between   CNL  Hospitality  Partners,  LP
                    and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

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

              10.15 First   Amendment  to    Lease    Agreement   between    CNL
                    Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Filed herewith.)

              10.16 First     Amendment     to   Lease  Agreement   between  CNL
                    Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to
                    10.9 above) (Filed herewith.)

              27. Financial Data Schedule (Filed herewith.)

          (b) No   reports   on  Form  8-K were filed  during the quarter  ended
              September  30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DATED this 10th day of November, 1999.


                        CNL HOSPITALITY PROPERTIES, INC.

                        By:   /s/ James M. Seneff, Jr.
                              JAMES M. SENEFF, JR.
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


                        By:   /s/ C. Brian Strickland
                              C. BRIAN STRICKLAND
                              Vice President, Finance &
                              Administration
                              (Principal Financial and
                              Accounting Officer)