Form 10-K
period 1999-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2000-02-29
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                             450 South Orange Avenue
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No X

         Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. As of February 17, 2000, 29,939,869 shares were beneficially owned by non-affiliates. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of Shares of common stock outstanding as of February 17, 2000, was 31,371,829.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2000.

                                     PART I

Item 1.  Business

         CNL Hospitality Properties, Inc. was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which were organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership (the "Partnership") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, owned by CNL Hospitality Properties, Inc. through the Partnership. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.). The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

         The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term (generally, 10 to 20 years, plus renewal options for up to an additional 20 years), "triple-net" basis, which means that the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance. The Properties are leased to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). The Company structures the leases of its Properties to provide for payment of base rent with (i) automatic increases in base rent and/or (ii) percentage rent based on a percentage of gross sales above a specified level. The Company may also provide Mortgage Loans (the "Mortgage Loans") in the aggregate principal amount of approximately 5% to 10% of the gross offering proceeds. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of Shares of common stock.

         On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock (the "Shares") ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the
Securities Act of 1933, as amended. Of the 16,500,000 Shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 Shares), including $72,637 (7,264 Shares) through the Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1999 Offering") of up to 27,500,000 Shares of common stock ($275,000,000). Of the 27,500,000 Shares of common stock offered, 2,500,000 are available only to stockholders purchasing Shares through the reinvestment plan. As of December 31, 1999, the Company had received subscription proceeds of $138,885,350 (13,888,535 Shares) from its 1999 Offering, including 43,118 Shares ($431,182) issued pursuant to the reinvestment plan. The price per Share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering.

         As of December 31, 1999, net proceeds to the Company from its Initial Offering and 1999 Offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totaled approximately $257,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $136,500,000 in 11 hotel Properties, to pay $7,940,800 as deposits on six additional hotel Properties, to redeem 12,885 Shares of common stock for $118,542 and to pay approximately $15,000,000 in acquisition fees and expenses, leaving approximately $97,500,000 available for investment in Properties and Mortgage Loans.

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

         During the period January 1, 2000 through January 21, 2000, the Company received additional net offering proceeds of approximately $8,000,000 and had approximately $106,500,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 1999 Offering and 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets. The Company believes that the net proceeds received from the 1999 Offering and 2000 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it shares on a national securities exchange or over-the-counter market, although there is no assurance that listing ("Listing") will occur. In addition, if Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within two to seven years, either in whole or in part, through (a) Listing or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met.

         For the next three to eight years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the line of credit. The Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. The Company's Articles of Incorporation provide, however, that if Listing does not occur, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders.

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

         The Company currently does not anticipate selling any Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, the Company currently does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secure the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets.

Leases

         As of December 31, 1999, the Company had acquired directly four Properties which are subject to long-term, triple-net leases. In addition, during 1999 the Company invested in CNL Hotel Investors, Inc. ("Hotel
Investors"), an unconsolidated subsidiary, which acquired seven Properties. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties generally provide for initial terms of 15 to 19 years and expire between 2014 and 2018. The leases are on a triple-net basis, and in most cases the tenants are required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also are required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $1,204,000 to $6,500,000. In addition to minimum rent, the tenant must generally pay the Company "percentage rent" and/or automatic increases in the minimum annual rent at predetermined intervals during the term of the lease. Percentage rent is generally computed as a percentage of the gross sales above a specified level at a particular Property. The leases of the Properties also provide for the tenant to fund, in addition to its lease payment, a reserve fund up to a pre-determined amount. Generally, money in that fund may be used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

         Generally, the leases provide for up to four, five-year renewal options. During the initial term of each lease, the tenant must pay the Company, as landlord, minimum annual rent equal to a specified percentage of the Company's cost of purchasing the Property payable in monthly installments. If the Company is acquiring a Property that is to be constructed or renovated pursuant to a development agreement, the costs of purchasing the Property will include the purchase price of the land, including all fees, costs, and expenses paid by the Company in connection with its purchase of the land, and all fees, costs, and expenses disbursed by the Company for construction of building improvements. In addition to the minimum annual rent, the leases generally provide for percentage rent based on a percentage of the gross sales above a specified amount to be paid by the tenant.

Major Tenants

         During 1999, two lessees, STC Leasing Associates, LLC ("STC") (which operates and leases two Properties) and WI Hotel Leasing, LLC (which leases the seven Properties in which the Company owns an interest through Hotel Investors, an unconsolidated subsidiary), each contributed more than ten percent of the Company's total rental income (including the Company's share of the total rental income from Hotel Investors). In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from Properties operating as Marriott brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by STC will decrease as additional Properties are acquired and leased by the Company in subsequent years.

Joint Venture Arrangements

         In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, Hotel Investors, for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International. At the time the agreement was entered into, the eight Properties were either newly constructed or in various stages of completion.

         In February 1999 and June 1999, Hotel Investors purchased seven of the eight Properties for an aggregate purchase price of approximately $167 million and paid $3 million as a deposit on the one remaining Property. The Properties acquired were a Courtyard by Marriott located in Plano, Texas, a Marriott Suites located in Dallas, Texas, a Residence Inn by Marriott located in Las Vegas, Nevada, a Residence Inn by Marriott located in Plano, Texas, a Courtyard by Marriott located in Scottsdale, Arizona, a Courtyard by Marriott located in Seattle, Washington and a Residence Inn by Marriott located in Phoenix, Arizona. The $3 million deposit relating to the eighth Property was refunded to Hotel Investors by the seller in January 2000 as a result of Hotel Investors exercising its option to terminate its obligation to purchase the Property under the purchase and sale agreement.

         In order to fund these purchases, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties (the "Hotel Investors Loan").

         In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock"), and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per Share of the Company's common stock.

         Cash available for distributions of Hotel Investors is distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, representing the sum of its investment in Hotel Investors and its approximately $14 million investment in the Company, on a per share basis, adjusted for any dividends received from the Company. Then, cash available for distributions is distributed to the Company with respect to its Class B Preferred Stock. Next, cash available for distributions is distributed to 100 associates of CNL Holdings, Inc. and its affiliates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares.

         Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. During 1999, approximately $3.7 million of this amount was initially treated as a loan due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of investment. Subsequently, this loan was converted to common stock.

         In addition to the above investments, Five Arrows purchased a 10% interest in the Advisor. In connection with Five Arrow's investment in the Company, the Advisor and Hotel Investors, certain affiliates have agreed to waive certain fees otherwise payable to them by the Company. The Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. The Company will not pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement.

         On November 16, 1999, the Company acquired an 89% interest in CNL Philadelphia Annex, LLC (the "LLC") (formerly known as Courtyard Annex, L.L.C.) for approximately $58 million. The sole purpose of the LLC is to own and lease the Courtyard by Marriott hotel Property located in Philadelphia, Pennsylvania. This historic Property was recently renovated and converted into a hotel which commenced operations in late November 1999. The LLC is included with the accounts of the Company except for the 11% interest which is reflected as minority interest in the accompanying consolidated financial statements.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the line of credit and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives the asset management fee, which is payable monthly in an amount equal to one-twelfth of .60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of .60% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of the line of credit, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease. For identifying the
Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of Listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases.

         The Advisory Agreement continues until June 16, 2000, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowing

         On July 31, 1998, the Company entered into a line of credit and security agreement to be used by the Company to acquire hotel Properties. The line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to ensure that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the credit quality. Interest on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. Proceeds from the line of credit were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties during 1998. As of December 31, 1999, the Company had no amounts outstanding under the line of credit. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

         The Company expects to use net proceeds it receives from the 1999 Offering, plus any net proceeds from the sale of Shares in the 2000 Offering, to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently plans to obtain one or more revolving lines of credit in an aggregate amount initially of up to $100,000,000 and may, in addition, also obtain permanent financing. The line of credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the line of credit will initially be in an amount up to $100,000,000 and that the aggregate amount of any permanent financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300% of the Company's net assets.

Competition

         The hotel industry is generally characterized as being intensely competitive. The operators of the hotels located on the Properties do, and are expected to in the future, compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations.

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

Item 2.  Properties

         As of December 31, 1999, the Company owned directly four hotel Properties located in three states. In addition, during 1999 the Company invested in Hotel Investors, an unconsolidated subsidiary, which acquired seven Properties located in four states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. The Company is presently negotiating to acquire additional Properties, but as of January 21, 2000, had not acquired any such Properties.

         Generally, Properties acquired or to be acquired by the Company consist of both land and building; although in some cases, the Company may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. The 11 Properties directly or indirectly owned by the Company as of December 31, 1999, conform generally to the following specifications of size, cost, and type of land and buildings.

         Hotel Properties. The lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing. The hotel sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.

         The hotel buildings generally are mid-rise construction. The Properties consist of limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities. The Properties include equipment. In addition, the Properties are one of Marriott's approved designs.

         The tenants generally are required by the lease agreements to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment so as to comply with the tenant's obligations under the franchise agreement to reflect the current commercial image of its Hotel Chain. These capital expenditures generally will be paid by the tenant during the term of the lease. Some Property leases however, obligate the tenant to fund, in addition to its lease payment, a reserve fund up to a pre-determined amount. Generally, money in that fund may be used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs. The tenant is responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         STC Leasing Associates, LLC leases two Residence Inn by Marriott hotel Properties. The initial term of each lease is 19 years (expiring in 2017) and the aggregate minimum base annual rent is approximately $2,900,000.

         WI Leasing, LLC leases seven Properties, indirectly owned by the Company through its investment in Hotel Investors, an unconsolidated subsidiary, three Residence Inn by Marriott hotel Properties, three Courtyard by Marriott hotel Properties and one Marriott Suites. The initial term of each lease is approximately 19 years (expiring in 2018) and the aggregate minimum base annual rent is approximately $17,200,000.

         Management   considers  the  Properties  to  be   well-maintained   and
sufficient for the Company's operations.

Item 3.  Legal Proceedings

         Neither  the  Company,  nor its  Advisor,  nor any of their  respective
Properties,   is  a  party  to,  or  subject  to,  any  material  pending  legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 17, 2000, there were 11,047 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within three to eight years of, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. The Company is not aware of trades in its shares other than purchases made in its public offering and redemptions of shares by the Company. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the year ended December 31, 1999, 12,885 Shares were transferred, or retired pursuant to the redemption plan.

         As of December 31, 1999, the offering price per Share was $10.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 1999 and 1998, the Company declared cash distributions of $10,765,881 and $1,168,145, respectively, to the stockholders. No amounts distributed to stockholders for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:



1999 Quarter                                  First        Second         Third        Fourth       Year
------------                                ---------    ----------     ---------    ----------  -----------



Total distributions declared                 $998,652    $2,053,964    $3,278,456    $4,434,809  $10,765,881
Distributions per Share                         0.175         0.181         0.181         0.181        0.718

1998 Quarter                                  First        Second         Third        Fourth       Year
------------                                ---------    ----------     ---------    ----------  -----------

Total distributions declared                 $101,356      $155,730      $362,045      $549,014   $1,168,145
Distributions per Share                         0.075         0.075         0.142         0.175        0.467



         On January 1, 2000 and February 1, 2000, the Company declared distributions totaling $1,745,931 and $1,835,433, respectively, or $0.0604 per Share of common stock, payable in March 2000, to stockholders of record on January 1, 2000 and February 1, 2000, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

(b) The information required by this item is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference.

Item 6.  Selected Financial Data


                                              1999            1998               1997 (1)         1996 (2)
                                       ----------------  ----------------     ------------      ------------



Year Ended December 31:
    Revenues                                  $  10,677,505     $  1,955,461 $     46,071       $         --
    Net earnings                                  7,515,988          958,939       22,852                 --
    Cash flows from operating activities         12,890,161        2,776,965       22,469                --
    Cash distributions declared                  10,765,881        1,168,145       29,776                 --
    Funds from operations (3)                    10,478,103        1,343,105       22,852                 --
    Earnings per share:
        Basic                                          0.47             0.40         0.03                 --
        Diluted                                        0.45             0.40         0.03                 --
    Cash distributions declared per share              0.72             0.47         0.05                 --
    Weighted average number of shares
         outstanding (4):
             Basic                               15,890,212        2,402,344      686,063                 --
             Diluted                             21,437,859        2,402,344      686,063                 --

At December 31:
    Total assets                               $266,968,274      $48,856,690    $9,443,476          $598,190
    Total stockholders' equity                  253,054,839       37,116,491     9,233,917          $200,000



(1) No operations commenced until the Company received minimum offering proceeds and funds were released from escrow on October 15, 1997.

(2) Selected financial data for 1996 represents the period June 12, 1996 (date of inception) through December 31, 1996.

(3) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 1999 and 1998, net earnings included $35,238 and $44,160, respectively, of these amounts. No such amounts were earned during 1997.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and
         (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(4) The weighted average number of shares outstanding is based upon the period the Company was operational.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information, including, without limitation, the Year 2000 Readiness Disclosure, that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

The Company

         CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL
Hospitality LP Corp, and CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.). The Company was formed to acquire properties located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains.

         The Company may also provide mortgage financing and furniture, fixture and equipment financing to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.

                         Liquidity and Capital Resources

Common Stock Offerings

         The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 Shares of common stock from CNL Hospitality Corp. (formerly known as CNL Hospitality Advisors, Inc.) On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 Shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 Shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's Reinvestment Plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 Shares), including $72,637 (7,264 Shares) through the Company's Reinvestment Plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 Shares of common stock ($275,000,000). Of the 27,500,000 Shares of common stock offered, 2,500,000 are available only to stockholders purchasing Shares through the Reinvestment Plan. As of December 31, 1999, the Company had received subscription proceeds of $138,885,350 (13,888,535 Shares) from its 1999 Offering, including 43,118 Shares ($431,182) issued pursuant to the Reinvestment Plan. The price per Share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering.

         As of December 31, 1999, net proceeds to the Company from its Initial Offering and 1999 Offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totaled approximately $257,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $136,500,000 in 11 hotel Properties, to pay $7,940,800 as deposits on six additional hotel Properties, to redeem 12,885 shares of common stock for $118,542 and to pay approximately $15,000,000 in acquisition fees and expenses, leaving approximately $97,500,000 available for investment in Properties and Mortgage Loans.

         On October 26, 1999, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 Shares of common stock ($450,000,000) in an offering expected to commence immediately following the completion of the 1999 Offering. Of the 45,000,000 Shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing Shares through the Reinvestment Plan. The price per Share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering and 1999 Offering.

         During the period January 1, 2000 through January 21, 2000, the Company received additional net offering proceeds of approximately $8,000,000 and had approximately $106,500,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 1999 Offering and 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

Redemptions

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the year ended December 31, 1999, 12,885 Shares were redeemed at $9.20 per Share ($118,542) and retired from Shares outstanding of common stock; no Shares were redeemed in 1998 or 1997.

Line of Credit and Security Agreement

         On July 31, 1998, the Company entered into a line of credit and security agreement with a bank to be used by the Company to acquire hotel Properties. The line of credit provides that the Company will be able to receive advances of up to $30,000,000 until July 30, 2003, with an annual review to be performed by the bank to ensure that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the credit quality. Interest on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable hotel Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. Proceeds from the line of credit were used in connection with the purchase of two hotel Properties and the commitment to acquire three additional Properties during 1998. As of December 31, 1999, the Company had no amounts outstanding under the line of credit. The Company has not yet received a commitment for any permanent financing and there is no assurance that the Company will obtain any long-term financing on satisfactory terms.

Market Risk

         The  Company  may  be  subject  to  interest   rate  risk  through  any
outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down any outstanding balances on the line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on its variable line of credit at December 31, 1999.

Property Acquisitions and Investments

         As of December 31, 1998, the Company owned two Properties in the Atlanta, Georgia area which were being operated by the tenant as Residence Inn(R) by Marriott(R). In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors") for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International. At the time the agreement was entered into, the eight Properties were either newly constructed or in various stages of completion.

         In February 1999 and June 1999, Hotel Investors purchased seven of the eight Properties for an aggregate purchase price of approximately $167 million and paid $3 million as a deposit on the one remaining Property. The Properties acquired were a Courtyard by Marriott located in Plano, Texas, a Marriott Suites located in Dallas, Texas, a Residence Inn by Marriott located in Las Vegas, Nevada, a Residence Inn by Marriott located in Plano, Texas, a Courtyard by Marriott located in Scottsdale, Arizona, a Courtyard by Marriott located in Seattle, Washington and a Residence Inn by Marriott located in Phoenix, Arizona. The $3 million deposit relating to the eighth Property was refunded to Hotel Investors by the seller in January 2000 as a result of Hotel Investors exercising its option to terminate its obligation to purchase the Property under the purchase and sale agreement.

         In order to fund these purchases, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties.

         In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per Share of the Company's common stock.

         Cash available for distributions of Hotel Investors is distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, representing the sum of its investment in Hotel Investors and its approximately $14 million investment in the Company, on a per share basis, adjusted for any dividends received from the Company. Then, cash available for distributions is distributed to the Company with respect to its Class B Preferred Stock. Next, cash available for distributions is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded eight percent return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares.

         Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. During 1999, approximately $3.7 million of this amount was initially treated as a loan due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of investment. Subsequently, this loan was converted to common stock.

         In addition to the above investments, Five Arrows purchased a 10% interest in the Advisor. In connection with Five Arrow's investment in the Company, the Advisor and Hotel Investors, certain affiliates have agreed to waive certain fees otherwise payable to them by the Company. The Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. The Company will not pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its Advisory Agreement.

         On November 16, 1999, the Company acquired an 89% interest in CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.) for approximately $58 million. The sole purpose of the LLC is to own and lease the Courtyard by Marriott hotel Property located in Philadelphia, Pennsylvania. This historic Property was recently renovated and converted into a hotel which commenced operations in late November 1999. The LLC is included with the accounts of the Company except for the 11% interest which is reflected as minority interest in the accompanying consolidated financial statements.

         In addition, on December 10, 1999, the Company acquired a newly constructed Property located in Mira Mesa, California for approximately $15.5 million. The Property is being operated by the tenant as a Residence Inn by Marriott.

         Hotel Investors, the LLC and the Company, as lessors, have entered into long-term, triple-net leases with operators of Hotel Chains, as described below in "Liquidity Requirements."

Commitments

         As of January 21, 2000, the Company had initial commitments to acquire directly six hotel Properties for an anticipated aggregate purchase price of approximately $148 million. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company has a deposit, in the form of a letter of credit, collateralized by a certificate of deposit, amounting to $5 million. In connection with two of the remaining agreements, the Company has a deposit of approximately $1.6 million held in escrow. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of January 21, 2000, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of January 21, 2000, the Company had not entered into any other arrangements creating a reasonable probability a particular Property, Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposits and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1999, the Company had $101,972,441 invested in such short-term investments as compared to $13,228,923 at December 31, 1998. The increase in the amount invested in short-term investments is primarily attributable to proceeds received from the sale of common stock in the Initial Offering and 1999 Offering. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for offering expenses, acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its line of credit.

         Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, Property acquisitions and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its line of credit and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing.

Distributions

         During the years ended December 31, 1999, 1998 and 1997, the Company generated cash from operations of $12,890,161, $2,776,965 and $22,469, respectively. Based on cash from operations and dividends due to the Company from Hotel Investors at December 31, 1999 (and received in January 2000), the Company declared and paid distributions to its stockholders of $10,765,881, $1,168,145 and $29,776 during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, on January 1, 2000, the Company declared distributions to stockholders of record on January 1, 2000 totaling $1,745,931 ($0.0604 per share), payable in March 2000.

         For the years ended December 31, 1999, 1998 and 1997, approximately 75 percent, 76 percent and 100 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 25 percent and 24 percent were considered a return of capital for federal income tax purposes for the years ended December 31, 1999 and 1998, respectively. No amounts distributed to the stockholders for the years ended December 31, 1999, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Related Party Transactions

         During the years ended December 31, 1999, 1998 and 1997, affiliates of the Company incurred on behalf of the Company $3,257,822, $459,250 and $638,274, respectively, for certain organizational and offering expenses, $653,231, $392,863 and $26,149, respectively, for certain acquisition expenses, and $325,622, $98,212 and $11,003 respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Company owed the Advisor and other related parties $1,085,343 and $318,937, respectively, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

         During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $15,275,629 at December 31, 1999.

Other

         As of December 31, 1999 and 1998, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company, or in the case of the seven Properties owned indirectly, to Hotel Investors. For the years ended December 31, 1999 and 1998, revenues relating to the FF&E Reserve of the Properties directly owned by the Company totaled $320,356 and $98,099, of which $275,630 and $82,407, respectively, is classified as restricted cash. No such amounts were outstanding or earned during 1997. For the year ended December 31, 1999, revenues relating to the FF&E Reserve of the Properties indirectly owned through Hotel Investors totaled $343,264, of which $288,644 is classified as restricted cash. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                              Results of Operations

Comparison of year ended December 31, 1999 to year ended December 31, 1998

         As of December 31, 1999, the Company owned 11 Properties, either directly or indirectly, consisting of land, buildings and equipment and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases, will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties, directly or indirectly owned by the Company, have been reported as additional rent for the years ended December 31, 1999 and 1998.

         During the years ended December 31, 1999 and 1998, the Company earned rental income from operating leases, contingent rental income and FF&E Reserve revenue of $4,230,995 and $1,316,599, respectively. No contingent rental income was earned for the year ended December 31, 1998. The 221% increase in rental income, contingent rental income and FF&E Reserve income is due to the fact that the Company owned two Properties for the full year ended December 31, 1999, as compared to two Properties for approximately six months during the year ended December 31, 1998. In addition, the Company invested in two additional Properties during 1999. Because the Company has not yet acquired all of its Properties, revenues for the year ended December 31, 1999, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the year ended December 31, 1999, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above in "Liquidity Capital Resources - Property Acquisitions and Investments". In connection with its investment, the Company recognized $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $1,975,040.

         During the years ended December 31, 1999 and 1998, the Company also earned $3,693,004 and $638,862, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The 478% increase in interest income was primarily attributable to increased offering proceeds in the current year being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         During the year ended December 31, 1999, two lessees, STC Leasing Associates, LLC ("STC") (which operates and leases two Properties) and WI Hotel leasing, LLC (which leases the seven Properties in which the Company owns an interest through Hotel Investors), each contributed more than ten percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors). In addition, all of the Company's rental income (including the Company's share of total rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by STC will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

         Operating expenses, including interest expense and depreciation and amortization expense, were $2,318,717 and $996,522 for the years ended December 31, 1999 and 1998, respectively (21.7% and 51%, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 1999, as compared to 1998, was primarily as a result of the Company owning two Properties for approximately six months during 1998 compared to a full year during 1999. Additionally, general operating and administrative expenses increased as a result of Company growth, while interest expense decreased from $350,322 for the year ended December 31, 1998 to $248,094 for the year ended December 31, 1999. The decrease in interest expense of 29.2% was a result of the line of credit being outstanding for two months in 1999 as compared to the majority of 1998.

         Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the year ended December 31, 1999, the Company's operating expenses did not exceed the Expense Cap. For the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement.

         The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

Comparison of year ended December 31, 1998 to year ended December 31, 1997

         Operations of the Company commenced on October 15, 1997 when the Company received the minimum offering proceeds of $2,500,000. As of December 31, 1998, the Company had acquired two Properties, each consisting of land, buildings and equipment, and had entered into a long-term, triple-net lease agreement relating to each of the Properties. The Company earned $1,316,599 in rental income from operating leases and FF&E Reserve income from the two Properties during the year ended December 31, 1998.

         During the years ended December 31, 1998 and 1997, the Company earned $638,862 and $46,071, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments. The increase was attributable to offering proceeds being temporarily invested in money market accounts or other short term, highly liquid investments.

         Operating expenses, including interest expense and depreciation and amortization expense, were $996,522 and $23,219 for the years ended December 31, 1998 and 1997, respectively. Operating expenses increased during the year ended December 31, 1998 as compared to the year ended December 31, 1997, primarily as a result of the fact that the Company did not commence operations until October 15, 1997 and due to the fact that the Company acquired Properties and received advances under the line of credit during 1998. As discussed above, for the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement. For the year ended December 31, 1997, the Expense Cap was not applicable.

Other

         The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1997. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1999, 1998 and 1997. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         The Company anticipates that its leases will continue to be triple-net leases and will contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

         Management of the Company currently knows of no trends that will have a
material  adverse  effect  on  liquidity,   capital   resources  or  results  of
operations.

                         Year 2000 Readiness Disclosure

Overview of Year 2000 Compliance Issues

         The year 2000 compliance issues concern the ability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Readiness Status

         The Advisor and its affiliates generally provide all services requiring the use of information and some non-information technology systems pursuant to the Advisory Agreement with the Company. The Company generally does not directly own information technology systems. The non-information technology systems of the Advisor, its affiliates and the Company are primarily facility related and include hotel and building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. In early 1998, affiliates of the Advisor formed a year 2000 committee (the "Y2K Team") that assessed the readiness of any systems that were date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures was the responsibility of the Advisor and its affiliates. The Company has not incurred, and the Advisor and its affiliates do not expect that the Company will incur, any costs in connection with the year 2000 remedial measures. In addition, the Y2K team requested and received certifications of compliance from other companies with which the Advisor, its affiliates, and the Company have material third party relationships.

         In assessing the risks presented by the year 2000 compliance issues, the Y2K Team identified potential worst case scenarios involving the failure of the information and non-information technology systems used by the Company's transfer agent, financial institutions and tenants. As of January 21, 2000, the Company did not experience material disruption or other significant problems in its information and non-information technology systems. In addition, as of the same date, the Advisor was not aware of any material year 2000 compliance issues relating to information and non-information technology systems of third parties with which the Company maintains material relationships, including those of the Company's transfer agent, financial institutions and tenants. Additionally, the Company's interactions with the systems of its transfer agent, financial institutions and tenants, have functioned normally. Until the Company's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the Advisor will continue to monitor the year 2000 compliance of the transfer agent. In addition, the Advisor continues to monitor the systems used by the Company and to maintain contact with third parties with which the Company has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The Advisor will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

         Based on the information provided to the Y2K Team, the upgrades and remedial measures by the Advisor and its affiliates, and the normal functioning to date of information and non-information technology systems used by the Company and those third parties, the Advisor does not foresee significant risks associated with its year 2000 compliance at this time. In addition, the Advisor and its affiliates do not expect to incur any material additional costs in connection with the year 2000 compliance efforts. However, there can be no assurance that the Advisor and its affiliates or any third parties will not have ongoing year 2000 compliance issues that may have adverse effects on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk for information related to quantitative and qualitative disclosure about market risk.

Item 8.   Financial Statements and Supplementary Data

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                    CONTENTS






                                                              Page

Report of Independent Certified Public Accountants              20

Financial Statements:

  Consolidated Balance Sheets                                   21

  Consolidated Statements of Earnings                           22

  Consolidated Statements of Stockholders' Equity               23

  Consolidated Statements of Cash Flows                         24

  Notes to Consolidated Financial Statements                    26

               Report of Independent Certified Public Accountants



To the Board of Directors
CNL Hospitality Properties, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PRICEWATERHOUSECOOPERS  LLP

Orlando, Florida
January 21, 2000

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,
                                                                              1999                1998
                                                                          --------------      -------------



                             ASSETS
Land, buildings and equipment on operating leases, net                     $112,227,771        $28,368,383
Investment in unconsolidated subsidiary                                      38,364,157                 --
Cash and cash equivalents                                                   101,972,441         13,228,923
Restricted cash                                                                 275,630             82,407
Certificate of deposit                                                        5,000,000          5,000,000
Dividends receivable                                                          1,215,993                 --
Receivables                                                                     112,184             44,832
Prepaid expenses                                                                 41,165              9,391
Organization costs, less accumulated amortization of
    $5,221                                                                           --             19,752
Loan costs, less accumulated amortization of $86,627 and
    $12,980, respectively                                                        51,969             78,282
Accrued rental income                                                            79,399             44,160
Other assets                                                                  7,627,565          1,980,560
                                                                         ---------------
                                                                                             --------------

                                                                           $266,968,274        $48,856,690
                                                                         ===============     ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit                                                             $         --        $ 9,600,000
Interest payable                                                                     --             66,547
Accounts payable and accrued expenses                                           405,855            333,726
Due to related parties                                                        1,085,343            318,937
Security deposits                                                             5,042,054          1,417,500
Rents paid in advance                                                           255,568              3,489
                                                                         ---------------     --------------
       Total liabilities                                                      6,788,820         11,740,199
                                                                         ---------------     --------------

Commitments and contingencies

Minority interest                                                             7,124,615                 --
                                                                         ---------------     --------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                    --                 --
    Excess shares,  $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                     --                 --
    Common stock, $.01 par value per share. 60,000,000
       authorized shares, issued and outstanding  28,902,914
       and 4,321,908 shares, respectively                                       289,029             43,219
    Capital in excess of par value                                          256,231,833         37,289,402
    Accumulated distributions in excess of net earnings                      (3,466,023 )         (216,130 )
                                                                         ---------------     --------------
       Total stockholders' equity                                           253,054,839         37,116,491
                                                                         ---------------     --------------

                                                                           $266,968,274        $48,856,690
                                                                         ===============     ==============



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                Year Ended December 31,
                                                   1999                1998              1997
                                                ------------       -------------      ------------


Revenues:
    Rental income from
       operating leases                         $3,910,639          $1,218,500        $       --
    FF&E reserve income                            320,356              98,099                --
    Dividend income                              2,753,506                  --                --
    Interest and other income                    3,693,004             638,862            46,071
                                              -------------       -------------     -------------
                                                10,677,505           1,955,461            46,071
                                              -------------       -------------     -------------

Expenses:
    Interest and loan cost amortization
                                                   248,094             350,322                --
    General operating and administrative           626,649
                                                                       167,951            22,386
    Professional services                           69,318              21,581                --
    Asset management fees to
       related party                               106,788              68,114                --
    Depreciation and amortization                1,267,868             388,554               833
                                              -------------       -------------     -------------
                                                 2,318,717             996,522            23,219
                                              -------------       -------------     -------------
Earnings Before Equity in Loss of
    Unconsolidated Subsidiary
    After Deduction of Preferred
    Stock Dividends and Minority
    Interest                                     8,358,788             958,939            22,852

Equity in Loss of Unconsolidated
    Subsidiary After Deduction of
    Preferred Stock Dividends                     (778,466 )                --                --

Minority Interest                                  (64,334 )                --                --
                                              -------------       -------------     -------------

Net Earnings                                    $7,515,988           $ 958,939         $  22,852
                                              =============       =============     =============

Earnings Per Share of Common Stock:
    Basic                                         $   0.47            $   0.40          $   0.03
                                              =============       =============     =============
    Diluted                                       $   0.45            $   0.40          $   0.03
                                              =============       =============     =============

Weighted Average Number of Shares of
    Common Stock Outstanding:
       Basic                                    15,890,212           2,402,344           686,063
                                              =============       =============     =============
       Diluted                                  21,437,859           2,402,344           686,063
                                              =============       =============     =============








          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997


                                                                                    Accumulated
                                                                                   distributions
                                            Common stock           Capital in        in excess
                                         Number         Par        excess of           of net
                                       of Shares       value       par value          earnings          Total
                                       -----------   ----------  ---------------   ---------------  ---------------


Balance at December 31, 1996               20,000        $  200       $  199,800     $        --        $  200,000

Subscriptions received for
    common stock through public
    offering and distribution
    reinvestment plan                   1,132,540        11,325       11,314,077              --        11,325,402

Stock issuance costs                           --            --       (2,284,561 )            --        (2,284,561 )

Net earnings                                   --            --               --          22,852            22,852

Distributions declared and paid
    ($.05 per share)                           --            --               --         (29,776 )         (29,776 )
                                      ------------    ----------  ---------------  --------------    --------------

Balance at December 31, 1997            1,152,540        11,525        9,229,316          (6,924 )       9,233,917

Subscriptions received for
    common stock through public
    offering and distribution
    reinvestment plan                   3,169,368        31,694       31,661,984              --        31,693,678

Stock issuance costs                           --            --       (3,601,898 )            --        (3,601,898 )

Net earnings                                   --            --               --         958,939           958,939

Distributions declared and paid
    ($.47 per share)                           --            --               --      (1,168,145 )      (1,168,145 )
                                      ------------    ----------  ---------------  --------------    --------------

Balance at December 31, 1998            4,321,908        43,219       37,289,402        (216,130 )      37,116,491

Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan                  24,593,891       245,939      245,692,968              --       245,938,907

Retirement of common stock                (12,885)         (129)        (118,413 )            --          (118,542 )

Stock issuance costs                           --            --      (26,632,124 )            --       (26,632,124 )

Net earnings                                   --            --               --       7,515,988         7,515,988

Distributions declared and paid
    ($.72 per share)                           --            --               --     (10,765,881 )     (10,765,881 )
                                      ------------    ----------  ---------------  --------------    --------------

Balance at December 31, 1999           28,902,914      $289,029     $256,231,833     $(3,466,023 )    $253,054,839
                                      ============    ==========  ===============  ==============    ==============


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Years Ended December 31,
                                                              1999            1998             1997
                                                          -------------    ------------     ------------



Cash flows from operating activities:
   Net earnings                                            $ 7,515,988      $  958,939         $ 22,852
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation                                         1,230,499         384,166               --
        Amortization                                           130,769          17,368              833
        Distribution from investment in
          unconsolidated subsidiary, net
          of equity in loss                                  1,478,111              --               --
        Minority interest                                       64,334              --               --
        Changes in operating assets and
          liabilities:
            Dividends receivable                            (1,215,993 )            --               --
            Receivables                                        (67,352 )       (44,832 )             --
            Prepaid expenses                                   (31,774 )         1,788          (11,179 )
            Accrued rental income                              (35,239 )       (44,160 )             --
            Interest payable                                   (66,547 )        66,547               --
            Accounts payable and accrued
              expenses                                          (2,191 )         5,322            3,822
            Due to related parties -
              operating expenses                                12,923          10,838            6,141
            Security deposits                                3,624,554       1,417,500               --
            Rents paid in advance                              252,079           3,489               --
                                                        ---------------   -------------    -------------

              Net cash provided by
                 operating  activities                      12,890,161       2,776,965           22,469
                                                        ---------------   -------------    -------------

Cash flows from investing activities:
    Additions to land, buildings and
       equipment on operating leases                       (85,089,887 )   (28,752,549 )             --
    Investment in affiliates                               (39,879,638 )            --               --
    Investment in certificate of deposit                            --      (5,000,000 )             --
    Increase in restricted cash                               (193,223 )               )             --
                                                                               (82,407
    Additions to other assets                               (5,068,727 )      (676,026 )       (463,470 )
                                                        ---------------   -------------    -------------

              Net cash used in investing
                 activities                               (130,231,475 )   (34,510,982 )       (463,470 )
                                                        ---------------   -------------    -------------









          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                   Years Ended December 31,
                                                           1999              1998             1997
                                                      ---------------     ------------     ------------


Cash flows from financing activities:
    Proceeds from borrowings on line of
      credit                                                     --          9,600,000               --
    Repayment of borrowings on line of                   (9,600,000 )               --               --
      credit
    Payment of loan costs                                   (47,334 )          (91,262 )             --
    Contributions from minority interest
      of consolidated subsidiary                          7,150,000                 --               --
    Subscriptions received from
      stockholders                                      245,938,907         31,693,678       11,325,402
    Distributions to stockholders                       (10,765,881 )       (1,168,145 )        (29,776 )
    Retirement of common stock                             (118,542 )               --               --
    Payment of stock issuance costs                     (26,472,318 )       (3,948,669 )     (1,979,371 )
    Other                                                        --              7,500           (7,500 )
                                                     ---------------     --------------  ---------------

      Net cash provided by financing
         activities                                     206,084,832         36,093,102        9,308,755
                                                     ---------------     --------------  ---------------

Net increase in cash and cash equivalents                88,743,518          4,359,085        8,867,754

Cash and cash equivalents at beginning of
    year                                                 13,228,923          8,869,838            2,084
                                                     ---------------     --------------  ---------------

Cash and cash equivalents at end of year              $ 101,972,441        $13,228,923      $ 8,869,838
                                                     ===============     ==============  ===============


Supplemental disclosures of cash flow information:

Cash paid during the year for interest                $  240,994           $   270,795      $       --
                                                     ===============     ==============  ===============

Supplemental schedule of non-cash financing activities:

      Distributions declared not paid to
        minority interest                             $   89,719           $        --      $       --
                                                     ===============     ==============  ===============






          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


1.   Significant Accounting Policies:

     Organization and Nature of Business - CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality
     Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and CNL Philadelphia Annex, LLC (see note 4).

     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to hotel operators. The Company may also provide mortgage financing (the "Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of hotel chains. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.

     The Company was a development stage enterprise from June 12, 1996 through October 15, 1997. Since operations had not begun, activities through October 15, 1997 were devoted to organization of the Company.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP and CNL Philadelphia Annex, LLC (an 89% owned limited liability company). All significant intercompany balances and transactions have been eliminated in consolidation. Interest of unaffiliated third party is reflected as minority interest.

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

     The Property leases are accounted for using the operating method. Under the operating method, land, building and equipment are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


1.   Significant Accounting Policies - Continued:

     When the Properties or equipment are sold, the related cost and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected in income. Management reviews its Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Loan Costs - Loan costs incurred in connection with the Company's line of credit and a $5,000,000 letter of credit have been capitalized and are being amortized over the term of the loan and the term of the letter of credit commitment, respectively, using the straight-line method which approximates the effective interest method.

     Income Taxes - The Company has made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and Properties.

     Earnings Per Share - Basic earnings per share ("EPS") is calculated based upon the weighted average number of shares of common stock outstanding during each year and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares (see Note 12).

     Reclassification - Certain items in the prior years' financial statements have been reclassified to conform with the 1999 presentation, including a change in the presentation of the cash flow from the direct to the indirect method. These reclassifications had no effect on stockholders' equity or net earnings.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 1999, 1998 and 1997

1.   Significant Accounting Policies - Continued:

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   Public Offerings:

     On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). Of the 27,500,000 shares of common stock to be offered, 2,500,000 will be available only to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (formerly known as CNL Hospitality Advisors, Inc.) (the "Advisor") for acquisition fees, are substantially the same for the Company's Initial Offering. As of December 31, 1999, the Company received total subscription proceeds from the Initial Offering and the 1999 Offering of $289,157,987 (28,915,799 shares), including $503,819 (50,382 shares) through the reinvestment plan.

     On October 26, 1999, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 45,000,000 additional shares of common stock ($450,000,000) (the "2000 Offering") in an offering expected to commence immediately following the completion of the Company's 1999 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2000
     Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same for the Company's 1999 Offering. The Company expects to use the net proceeds from the 2000 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

3.   Investment in Unconsolidated Subsidiary:

     In February 1999, the Company executed a series of agreements with Five Arrows Realty Securities II L.L.C. ("Five Arrows") pursuant to which the Company and Five Arrows formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), for the purpose of acquiring up to eight hotel Properties from various sellers affiliated with Western International. At the time the agreement was entered into, the eight Properties (four as Courtyard(R) by Marriott(R) hotels, three as Residence Inn(R) by Marriott(R) hotels, and one as a Marriott Suites(R)) were either newly constructed or in various stages of completion.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


3.   Investment in Unconsolidated Subsidiary - Continued:

     In February 1999 and June 1999, Hotel Investors purchased seven of the eight Properties for an aggregate purchase price of approximately $167 million and paid $3 million as a deposit on the one remaining Property. The Properties acquired were a Courtyard by Marriott located in Plano, Texas, a Marriott Suites located in Dallas, Texas, a Residence Inn by Marriott located in Las Vegas, Nevada, a Residence Inn by Marriott located in Plano, Texas, a Courtyard by Marriott located in Scottsdale, Arizona, a Courtyard by Marriott located in Seattle, Washington and a Residence Inn by Marriott located in Phoenix, Arizona. The $3 million deposit relating to the eighth Property was refunded to Hotel Investors by the seller in January 2000 as a result of Hotel Investors exercising its option to terminate its obligation to purchase the Property under the purchase and sale agreement. As of December 31, 1999, Hotel Investors owned seven of the newly constructed hotels.

     In order to fund these purchases, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties (the "Hotel Investors Loan").

     In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock"), and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, using an exchange ratio based on the relationship between the Company's operating results and those of Hotel Investors.

     Cash available for distributions of Hotel Investors is distributed first to Five Arrows with respect to dividends payable on the Class A Preferred Stock. Such dividends are calculated based on Five Arrows' "special investment amount," or $1,294.78 per share, representing the sum of its investment in Hotel Investors and its approximately $14 million investment in the Company, on a per share basis, adjusted for any dividends received from the Company. Then, cash available for distributions is distributed to the Company with respect to its Class B Preferred Stock. Next, cash available for distributions is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded eight percent return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares.

     Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors. During 1999, approximately $3.7 million of this amount was initially treated as a loan due to the stock ownership limitations specified in the Company's Articles of Incorporation at the time of investment. Subsequently, this loan was converted to 387,868 shares of common stock. For the year ended December 31, 1999, the Company incurred approximately $54,000 in interest expense on this convertible loan.

     In addition to the above investments, Five Arrows purchased a 10% interest in the Advisor. In connection with Five Arrow's investment in the Company, the Advisor, Hotel Investors, and certain affiliates have agreed to waive certain fees otherwise payable to them by the Company. The Advisor is also the advisor to Hotel Investors pursuant to a separate advisory agreement. The Company will not pay the Advisor fees, including the Company's pro rata portion of Hotel Investors' advisory fees, in excess of amounts payable under its advisory agreement.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


3.   Investment in Unconsolidated Subsidiary - Continued:

     The following presents condensed financial information for Hotel Investors as of and for the period from February 10, 1999 (inception) to December 31, 1999:

       Land, buildings and equipment on operating leases, net    $165,088,059
       Cash and cash equivalents                                    4,884,014
       Loan costs, net                                                708,006
       Accrued rental income                                          283,914
       Prepaid expenses, receivables and other assets               3,283,306
       Liabilities                                                 92,229,193
       Redeemable preferred stock - Class A and Class B            85,361,864
       Stockholders' deficit                                       (2,915,614 )
       Revenues                                                    13,025,978
       Net earnings                                                 4,104,936
       Preferred stock dividends                                    5,693,642
       Loss applicable to common stockholders                      (1,588,706 )

     During the year ended December 31, 1999, the Company recorded $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,975,040 attributable to this investment.

4.   Land, Buildings and Equipment on Operating Leases:

     During the year ended December 31, 1999, the Company acquired an 89% interest in CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.) (the "LLC"), for approximately $58 million. The sole purpose of the LLC is to own and lease the Courtyard by Marriott hotel Property located in Philadelphia, Pennsylvania. This historic property was recently renovated and converted into a hotel which commenced operations in late November 1999. The LLC is included with the accounts of the Company except for the remaining 11% interest which is reflected as minority interest in the accompanying consolidated financial statements.

     In addition, during the year ended December 31, 1999, the Company acquired a newly constructed Property located in Mira Mesa, California for approximately $15.5 million. The Property is being operated by the tenant as a Residence Inn by Marriott.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


4.   Land, Buildings and Equipment on Operating Leases - Continued:

     The Company leases its land, buildings and equipment to hotel operators. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and have been classified as operating leases. The lease terms range from 15 to 19 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew each of the leases for two to three successive five-year to ten-year periods subject to the same terms and conditions of the initial leases. The leases also require the establishment of capital expenditure reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been earned, granted and assigned to the Company as additional rent. For the years ended December 31, 1999 and 1998, revenues from the FF&E Reserve totaled $320,356 and $98,099, respectively, of which $275,630 and $82,407, respectively, is classified as restricted cash. No such amounts were earned or outstanding during 1997.

     Land, buildings and equipment on operating leases consisted of the following at December 31:

                                               1999                1998
                                          -------------       -------------

       Land                               $ 12,337,950         $ 2,926,976
       Buildings                            92,220,370          23,476,442
       Equipment                             9,272,785           2,349,131
                                         --------------      --------------
                                           113,831,105          28,752,549
       Less accumulated depreciation        (1,603,334 )          (384,166 )
                                         ==============      ==============
                                          $112,227,771         $28,368,383
                                         ==============      ==============

     Certain leases provide an increase in the minimum annual rent at a predetermined interval during the terms of the leases. Such amount is recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the years ended December 31, 1999 and 1998, the Company recognized $35,238 and $44,160, respectively, of such rental income. This amount is included in rental income from operating leases in the accompanying consolidated statements of earnings. No such amounts were earned during 1997.

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 1999:


               2000                             $ 10,971,195
               2001                               10,971,195
               2002                               10,971,195
               2003                               10,971,195
               2004                               10,971,195
               Thereafter                        118,283,694
                                             ================
                                                $173,139,669
                                             ================

     Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on a percentage of the tenant's gross sales.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


5.   Other Assets:

     Other  assets  as of  December  31,  1999  and  1998  were  $7,627,565  and
     $1,980,560, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties.

6.   Redemption of Shares:

     The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. During the year ended December 31, 1999, 12,885 shares of common stock were redeemed and retired. No shares were redeemed in 1998 or 1997.

7.   Line of Credit:

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

     In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. As of December 31, 1999, the Company has no amounts outstanding under the line of credit.

8.   Stock Issuance Costs:

     The Company has incurred certain expenses of its offerings of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the offerings.

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred $26,632,124, $3,606,871 and $2,304,561, respectively, in organizational and offering costs, including $18,475,145, $2,535,494 and $906,032, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 10). Of these amounts $26,632,124, $3,601,898 and $2,284,561, respectively, have been treated as stock issuance costs and $4,973 and $20,000, have been treated as start-up and organization costs in 1998 and 1997, respectively. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above. The organization costs have been expensed.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


9.   Distributions:

     For the years ended December 31, 1999, 1998 and 1997, approximately 75 percent, 76 percent and 100 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and for the years ended December 31, 1999 and 1998, approximately 25 percent and 24 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 1999, 1998 and 1997 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

10.  Related Party Transactions:

     Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company. On June 12, 1996 (date of inception), CNL Fund Advisors, Inc. contributed $200,000 in cash to the Company and became its sole stockholder. In February 1997, the Advisor purchased the Company's outstanding common stock from CNL Fund Advisors, Inc. and became the sole stockholder of the Company.

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred $17,320,448, $2,377,026 and $849,405 respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($16,164,488, $2,200,516 and $792,832, respectively) were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $1,154,697, $158,468 and $56,627, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

     CNL Securities Corp. will also receive, in connection with the Initial Offering and the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering is completed in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. As of December 31, 1999, no such fees had been incurred.

     In addition, in connection with its current offering of common stock, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp.. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the current offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. As of December 31, 1999, in connection with the 1999 Offering, CNL Securities Corp. was entitled to approximately 479,000 Soliciting Dealer Warrants; however, no such warrants had been issued as of that date.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


10.  Related Party Transactions - Continued:

     The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the
     Properties and Mortgage Loans equal to 4.5% of the gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the years ended December 31, 1999, 1998 and 1997, the Company incurred $10,956,455, $1,426,216 and $509,643, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases and other assets.

     The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described below, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the year ended December 31, 1999, the Company's operating expenses did not exceed the Expense Cap. As of year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. For the year ended December 31, 1997, the Expense Cap was not applicable.

     The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year, as the Advisor shall determine. During the years ended December 31, 1999 and 1998, the Company incurred $106,788 and $68,114, respectively, of such fees. No such fees were incurred by the Company for 1997.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows:


                                                                  Years Ended December 31,
                                                          1999              1998              1997
                                                      -------------     -------------     -------------


               Stock issuance costs                     $3,854,739          $494,729          $185,335
               General operating and
                   administrative expenses                 351,846           140,376             6,889
               Land, buildings and equipment
                   on operating leases and
                   other assets                                124             9,084                --
                                                    --------------     -------------     -------------
                                                        $4,206,709          $644,189          $192,224
                                                     ==============    =============     =============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


10.  Related Party Transactions - Continued:

     The amounts due to related  parties  consisted of the following at December
     31:


                                                                           1999               1998
                                                                        ------------      -------------


               Due to the Advisor:
                    Expenditures incurred on behalf
                       of the Company for accounting
                       and administrative services                       $  477,533           $110,496
                    Acquisition fees                                        337,797            137,974
                    Management fees                                          19,642                 --
                                                                        ------------      -------------
                                                                            834,972            248,470
                                                                        ------------      -------------
               Due to CNL Securities Corp.:
                    Commissions                                             229,834             66,063
                    Marketing support and due diligence
                       expense reimbursement fee                             16,764              4,404
                                                                        ------------      -------------
                                                                            246,598             70,467
                                                                        ------------      -------------

               Due to other related party                                     3,773                 --
                                                                        ------------      -------------
                                                                         $1,085,343            $318,937
                                                                        ============      =============


     During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $15,275,629 at December 31, 1999.

11.  Concentration of Credit Risk:

     STC Leasing Associates, LLC ("STC") (which operates and leases two Properties) contributed more than ten percent of the Company's total rental income for the years ended December 31, 1999 and 1998. In addition, WI Hotel Leasing LLC (which leases seven Properties) contributed more than ten percent of Hotel Investor's total rental income. In addition, all of the Company's rental income (including the Company's share of rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

     It is expected that the percentage of total rental income contributed by STC will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


12.  Earnings Per Share:

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the year ended December 31, 1999, approximately 5.5 million shares, related to the conversion of Hotel Investors' Class A Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period. The Company had no potentially dilutive common shares in 1998 or 1997.

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the years ended December 31, 1999, 1998 and 1997:


                                                                1999                 1998                1997
                                                            --------------       --------------      --------------


Basic Earnings Per Share:
   Net earnings                                               $ 7,515,988          $   958,939           $  22,852
                                                            ==============       ==============      ==============

   Weighted average number of shares outstanding               15,890,212            2,402,344             686,063
                                                            ==============       ==============      ==============

   Basic earnings per share                                          0.47                 0.40                0.03
                                                            ==============       ==============      ==============

Diluted Earnings Per Share:
   Net earnings                                               $ 7,515,988          $    958,939          $   22,852

   Additional income attributable to investment in
      unconsolidated subsidiary assuming all Class A
      Preferred Shares were converted                           2,129,899                   --                  --
                                                            --------------       --------------      --------------

         Adjusted net earnings assuming dilution              $ 9,645,887          $   958,939           $  22,852
                                                            ==============       ==============      ==============

Weighted average number of shares outstanding                  15,890,212            2,402,344             686,063

Assumed conversion of Class A Preferred Stock                   5,547,647                   --                  --
                                                            --------------       --------------      --------------

         Adjusted weighted average number of
         shares outstanding                                    21,437,859            2,402,344             686,063
                                                            ==============       ==============      ==============

Diluted earnings per share                                    $      0.45          $      0.40            $   0.03
                                                            ==============       ==============      ==============



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998 and 1997


13.  Commitments and Contingencies:

     During 1998, the Company entered into agreements to acquire three hotel Properties for an anticipated aggregate purchase price of approximately
     $100 million. In connection with these agreements, the Company has a deposit in the form of a letter of credit, which is collateralized by a certificate of deposit, amounting to $5 million. Additionally, as of December 31, 1999, the Company had a commitment to acquire an additional three hotel Properties for an anticipated aggregate purchase price of approximately $48 million. In connection with this agreement, the Company has a deposit of approximately $1.6 million held in escrow.

     In connection with the acquisition of two Properties in 1998, the Company may be required to make an additional payment (the "Earnout Amount") of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. No Earnout Amounts under this agreement have been payable as of December 31, 1999.

     In addition, in connection with the acquisition of the 89% interest in the LLC, the Company and the minority interest holder each have the right to obligate the other to sell or buy, respectively, the 11% interest in the LLC. These rights are effective five years after the hotel's opening which is November 2004. The price for the 11% interest is equal to 11% of the lesser of (a) an amount equal to the product of 8.5 multiplied times net house profit (defined as total hotel revenues less property expenses) for the 13 period accounting year preceding the notice of the option exercise, or (b) the appraised fair market value.

14.  Subsequent Events:

     During the period  January 1, 2000 through  January 21,  2000,  the Company
     received   subscription   proceeds  for  an   additional   901,779   shares
     ($9,017,790) of common stock.

     On January 1, 2000, the Company declared distributions totaling $1,745,931,
     or  $0.0604  per  share  of  common  stock,   payable  in  March  2000,  to
     stockholders of record on January 1, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements
2.

         Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

               10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Buckhead (Lenox
                         Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

               10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

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

               10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn
                         - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as
                         Exhibit I to 10.8 above) (Included as Exhibit 10.15 to the September 30, 1999 Form 10-Q and incorporated herein by reference.)

               10.16 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn
                         - Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Included as Exhibit 10.16 to the September 30, 1999 Form 10-Q and incorporated herein by reference.)

               10.17 Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard - Philadelphia (Included as Exhibit 10.22 to the 1996 Form S-11 and incorporated herein by reference.)

               10.18 First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Included as Exhibit 10.23 to the 1996 Form S-11 and incorporated herein by reference.)

               10.19 Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Included as Exhibit 10.24 to the 1996 Form S-11 and incorporated herein by reference.)

               10.20 Lease Agreement between CNL Hospitality Partners, LP, and RST4 tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa (Included as Exhibit
                         10.25 to the 1996 Form S-11 and incorporated herein by reference.)

               10.21 Purchase and Sale Agreement between Marriott International, Inc., Towneplace Management Corporation, and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, L.P., as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa (Included as Exhibit 10.26 to the 1996 Form S-11 and incorporated herein by reference.)

               27.       Financial Data Schedule (Filed herewith.)

        (b) The Registrant filed two reports on Form 8-K reporting the investment in Philadelphia Annex, LLC on November 16, 1999 and acquisition of one Property on December 10, 1999.

(b)      Other Financial Information

       The Company is required to file audited financial information of a guarantor, Marriott International, Inc. ("Marriott") of two of its tenants as a result of Marriott guaranteeing lease payments for two of the Company's tenants which leased more than 20 percent of the Company's total assets for the year ended December 31, 1999. Marriott is a public company and as the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2000.

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


              Signature                                    Title                                   Date


/s/ James M. Seneff, Jr.                   Chairman   of  the   Board  and  Chief             February 29, 2000
----------------------------               Executive      Officer      (Principal
James M. Seneff, Jr.                       Executive Officer)




/s/ Robert A. Bourne                       Vice Chairman and President                        February 29, 2000
---------------------------
Robert A. Bourne



/s/ Matthew W. Kaplan                      Director                                           February 29, 2000
---------------------------
Matthew W. Kaplan



/s/ C. Brian Strickland                    Vice     President,      Finance     &             February 29, 2000
---------------------------                Administration   (Principal  Financial
C. Brian Strickland                        and Accounting Officer)




/s/ Charles E. Adams                       Independent Director                               February 29, 2000
---------------------------
Charles E. Adams



/s/ Lawrence A. Dustin                     Independent Director                               February 29, 2000
---------------------------
Lawrence A. Dustin



/s/ John A. Griswold                       Independent Director                               February 29, 2000
----------------------------
John A. Griswold



/s/ Craig M. McAllaster                    Independent Director                               February 29, 2000
----------------------------
Craig M. McAllaster



                CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


                                                                                                          Costs Capitalized
                                                                                                              Subsequent
                                                                             Initial Cost                   To Acquisition
                                                Encum-          ---------------------------------         Improve-  Carrying
                                               brances          Land      Buildings     Equipment          ments     Costs
                                               -------          ----      ---------     ---------         --------  --------


Properties the Company
  has Invested in Under
  Operating Leases:

    Residence Inn by Marriott:
         Atlanta, Georgia                                  $ 1,907,479   $13,459,040   $1,234,689        $35,485   $    --
         Duluth, Georgia                                     1,019,497    10,017,402    1,114,442         26,500        --
         Mira Mesa, California                               2,002,314    12,924,317    1,701,280             --        --
                                                           -----------   -----------   ----------        -------   -------

                                                             4,929,290    36,400,759    4,050,411         61,985        --

    Courtyard by Marriott:
         Philadelphia, Pennsylvania                          7,408,660    55,819,611    5,160,389             --        --
                                                           -----------   -----------   ----------        -------   -------

                                                           $12,337,950   $92,220,370   $9,210,800        $61,985        --
                                                           ===========   ===========   ==========        =======   =======







                                                                                                     Life
                                                                                                   on Which
                                                                                                 Depreciation
                                                                                                   in Latest
    Gross Amount at Which Carried                                        Date                       Income
       at Close of Period (d)                          Accumulated      of Con-        Date       Statement is
  Land       Buildings      Equipment       Total     Depreciation     struction     Acquired       Computed
  ----       ---------      ---------       -----     ------------     ---------     --------     -------------





$ 1,907,479  $13,459,040    $1,270,174    $ 16,636,693    $  731,622      1997         07/98            (c)
  1,019,497   10,017,402     1,140,942      12,177,841       584,111      1997         07/98            (c)
  2,002,314   12,924,317     1,701,280      16,627,911        34,124      1999         12/99            (c)
-----------  -----------    ----------    ------------    ----------

  4,929,290   36,400,759     4,112,396      45,442,445     1,349,857


  7,408,660   55,819,611     5,160,389      68,388,660       253,477      1999         11/99            (c)
-----------  -----------    ----------    ------------    ----------


$12,337,950  $92,220,370    $9,272,785    $113,831,105    $1,603,334
===========  ===========    ==========    ============    ==========

                CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997 are summarized as follows:

                                                    Accumulated
                                      Cost(b)(d)    Depreciation

    Properties the Company
      has Invested in Under
      Operating Leases:

        Balance, December 31, 1998   $          -   $        -
        Acquisitions                   28,752,549            -
        Depreciation expense (c)                -      384,166
                                     ------------   ----------

        Balance, December 31, 1998   $ 28,752,549   $  384,166
        Acquisitions                   85,078,556            -
        Depreciation expense (c)                -    1,219,168
                                     ------------   ----------

        Balance, December 31, 1999   $113,831,105   $1,603,334
                                     ============   ==========

(b) As of December 31, 1999 and 1998, the aggregate cost of the Properties owned directly and indirectly by the Company and its subsidiaries for federal income tax purposes was $113,831,105 and $28,752,549, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(d) During the years ended December 31, 1999, 1998 and 1997, the Company incurred acquisition fees totalling $4,470,836, $1,507,010 and $0, respectively, paid to the Advisor. Acquisition fees are included in land and buildings on operating leases at December 31, 1999 and 1998.

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

               10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Buckhead (Lenox
                         Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

               10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

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

               10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn
                         - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as
                         Exhibit I to 10.8 above) (Included as Exhibit 10.15 to the September 30, 1999 Form 10-Q and incorporated herein by reference.)

               10.16 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn
                         - Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Included as Exhibit 10.16 to the September 30, 1999 Form 10-Q and incorporated herein by reference.)

               10.17 Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard - Philadelphia (Included as Exhibit 10.22 to the 1996 Form S-11 and incorporated herein by reference.)

               10.18 First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Included as Exhibit 10.23 to the 1996 Form S-11 and incorporated herein by reference.)

               10.19 Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Included as Exhibit 10.24 to the 1996 Form S-11 and incorporated herein by reference.)

               10.20 Lease Agreement between CNL Hospitality Partners, LP, and RST4 tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa (Included as Exhibit
                         10.25 to the 1996 Form S-11 and incorporated herein by reference.)

               10.21 Purchase and Sale Agreement between Marriott International, Inc., Towneplace Management Corporation, and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, L.P., as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa (Included as Exhibit 10.26 to the 1996 Form S-11 and incorporated herein by reference.)

               27.       Financial Data Schedule (Filed herewith.)