Form 10-K405/A
period 1999-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2000-03-17
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

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

         The Form 10-K of CNL Hospitality Properties, Inc. (the "Company") for the year ended December 31, 1999, is being amended to include, in Item 14(d), summarized financial information of Marriott International, Inc. ("Marriott"). Marriott is a guarantor of lease payments for two of the Company's tenants who are leasing amounts that represent more than 20 percent of the Company's total assets as of December 31, 1999. This summarized information was not available to the Company at the time the Company filed its Form 10-K for the year ended December 31, 1999.

                                     PART IV

(d)      Other Financial Information

         The following summarized information is filed as part of this report as a result of Marriott guaranteeing lease payments for two tenants relating to lease properties representing more than 20 percent of the Company's total assets as of December 31, 1999. The summarized financial information presented for Marriott as of December 31, 1999 and 1998, and for each of the years ended December 31, 1999, 1998 and 1997, was obtained from the Form 10-K filed by Marriott with the Securities and Exchange Commission for the year ended December 31, 1999.


                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)

Consolidated Balance Sheet Data:
                                                  December 31,
                                              1999            1998
                                              ----            ----

Current assets                               $1,600          $1,333
Noncurrent assets                             5,724           4,900
Current liabilities                           1,743           1,412
Noncurrent liabilities                        2,673           2,251



Consolidated Statement of Income Data:
                                           Year Ended December 31,
                                      1999            1998            1997
                                      ----            ----            ----

Gross revenues                         $8,771          $8,004          $7,268

Costs and expenses                      8,371           7,614           6,944

Net income                                400             390             324

Basic earnings per share                 1.62            1.56            1.27

Diluted earnings per share               1.51            1.46            1.19

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2000.

                           CNL HOSPITALITY PROPERTIES, INC.

                           By:      ROBERT A. BOURNE
                                    President

                                    /s/ Robert A. Bourne
                                    ---------------------------
                                    ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date


/s/ James M. Seneff, Jr.                   Chairman   of  the   Board  and  Chief              March 17, 2000
----------------------------               Executive      Officer      (Principal
James M. Seneff, Jr.                       Executive Officer)




/s/ Robert A. Bourne                       Vice Chairman and President                         March 17, 2000
---------------------------
Robert A. Bourne



/s/ Matthew W. Kaplan                      Director                                            March 17, 2000
---------------------------
Matthew W. Kaplan



/s/ C. Brian Strickland                    Vice     President,      Finance     &              March 17, 2000
---------------------------                Administration   (Principal  Financial
C. Brian Strickland                        and Accounting Officer)



/s/ Charles E. Adams                       Independent Director                                March 17, 2000
---------------------------
Charles E. Adams



/s/ Lawrence A. Dustin                     Independent Director                                March 17, 2000
---------------------------
Lawrence A. Dustin



/s/ John A. Griswold                       Independent Director                                March 17, 2000
----------------------------
John A. Griswold



/s/ Craig M. McAllaster                    Independent Director                                March 17, 2000
----------------------------
Craig M. McAllaster