Form 10-Q
period 2000-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2000-05-02
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
             -------------------------------------------------------

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

                        CNL Hospitality Properties, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Maryland 59-3396369
 ------------------------------------------------- ----------------------------
                  (State of other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

                             450 South Orange Avenue
                             Orlando, Florida 32801
 ------------------------------------------------- ----------------------------
               (Address of principal executive offices) (Zip Code)

                          Registrant's telephone number
                      (including area code) (407) 650-1000
                  --------------------------------------------

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

35,080,933 shares of common stock, $.01 par value, outstanding as of April 24, 2000.

                                    CONTENTS





Part I

   Item 1.  Financial Statements:                            Page

               Condensed Consolidated
                    Balance Sheets                               1

               Condensed Consolidated Statements
                    of Earnings                                  2

               Condensed Consolidated Statements of
                    Stockholders' Equity                         3

               Condensed Consolidated Statements
                    of Cash Flows                                4 - 5

               Notes to Condensed Consolidated
                    Financial Statements                         6-12

   Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                 13-18

   Item 3.  Quantitative and Qualitative Disclosures
                   about  Market Risk                            18

Part II

   Other Information                                             19-22

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2000         December 31,1999
                                                                       -----------------     ---------------------
                           ASSETS
Land, buildings and equipment on operating leases, less
    accumulated depreciation of $2,484,663 and $1,603,334,
    respectively                                                           $111,449,355          $112,227,771
Investment in unconsolidated subsidiary                                      37,878,065            38,364,157
Cash and cash equivalents                                                   142,143,157           101,972,441
Restricted cash                                                                 409,538               275,630
Certificate of deposit                                                        5,000,000             5,000,000
Dividends receivable                                                          1,280,395             1,215,993
Receivables                                                                     427,240               112,184
Prepaid expenses                                                                 23,247                41,165
Loan costs, less accumulated amortization of $94,737 and
    $86,627, respectively                                                        43,859                51,969
Accrued rental income                                                            78,276                79,399
Other assets                                                                 10,388,879             7,627,565
                                                                         ---------------      ---------------
                                                                           $309,122,011          $266,968,274
                                                                         ===============    =================


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable                                                                $10,000,000               $    --
Accounts payable and accrued expenses                                           892,783               405,855
Distributions payable                                                           174,178                89,843
Due to related parties                                                          506,490               995,500
Security deposits                                                             5,042,054             5,042,054
Rents paid in advance                                                           474,912               255,568
                                                                         ---------------     -----------------
       Total liabilities                                                     17,090,417             6,788,820
                                                                         ---------------     -----------------

Commitments and contingencies (Note 12)

Minority interest                                                                     --             7,124,615
                                                                         ---------------     -----------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares
       Excess shares,  $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                      --                     --
    Common stock, $.01 par value per share. 60,000,000
       authorized shares, issued and outstanding
       33,873,315 and 28,902,914 shares, respectively                            338,733               289,029
    Capital in excess of par value                                           299,660,797           256,231,833
    Accumulated distributions in excess of net earnings                       (5,043,063)          (3,466,023 )
    Minority interest distributions in excess of
       contributions and accumulated earnings                                 (2,924,873)                  --

                                                                         ---------------     -----------------
          Total stockholders' equity                                         292,031,594           253,054,839
                                                                         ---------------     -----------------

                                                                           $309,122,011          $266,968,274
                                                                         ===============     =================





          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            Quarters Ended March 31,
                                                                           2000                  1999
                                                                      ---------------        -------------

Revenues:
    Rental income from operating leases                                  $ 2,725,894            $ 737,618
    FF&E reserve income                                                      159,237               61,027
    Dividend income                                                          926,817              241,843
    Interest and other income                                              1,769,209              292,864
                                                                    -----------------       --------------
                                                                           5,581,157            1,333,352
                                                                    -----------------       --------------



Expenses:
    Interest and loan cost amortization                                        8,110              200,573
    General operating and administrative                                     295,070              193,431
    Professional services                                                     45,337               21,206
    Asset management fees to related party                                   126,422               49,565
    Depreciation and amortization                                            916,641              253,758
                                                                    -----------------       --------------
                                                                           1,391,580              718,533
                                                                    -----------------       --------------


Earnings Before Equity in Loss of Unconsolidated Subsidiary
    After Deduction of Preferred Stock Dividends and Minority
    Interest                                                               4,189,577              614,819

Equity in Loss of Unconsolidated Subsidiary After Deduction
    of Preferred Stock Dividends                                            (119,803)           (184,539)

Minority Interest                                                           (124,690)                 --
                                                                    -----------------       --------------
Net Earnings                                                             $ 3,945,084            $ 430,280
                                                                    =================       ==============

Earnings Per Share of Common Stock:
    Basic                                                                  $    0.13             $   0.07
                                                                   =================       ==============
                                                                           $    0.12             $   0.06
    Diluted                                                        =================       ==============



Weighted Average Number of Shares of  Outstanding:
    Basic                                                                 31,200,726            6,419,548
                                                                    =================       ==============
    Diluted                                                               38,622,874            7,812,448
                                                                    =================       ==============


















          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Quarter Ended March 31, 2000 and Year Ended December 31, 1999

                                                                                                          Minority
                                                                                                           interest
                                                                                                        distributions in
                                                                                        Accumulated     excess of con-
                                               Common stock            Capital in      distributions    tributions and
                                         --------------------------
                                           Number          Par          excess of      in excess of      accumulated
                                                                                            net
                                          of Shares       value         par value        earnings          earnings         Total
                                         ------------   -----------   --------------  ----------------  --------------- ------------
Balance at December 31, 1998               4,321,908      $ 43,219      $37,289,402      $ (216,130 )   $                $37,116,491


Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan                     24,593,891       245,939      245,692,968            --                --    245,938,907

Retirement of common stock
                                             (12,885)         (129)       (118,413)            --                --      (118,542)

Stock issuance costs                              --            --     (26,632,124)            --                       (26,632,124)
                                                                                                                 --

Net earnings                                      --            --               --       7,515,988              --        7,515,988


Distributions declared and paid
    ($.72 per share)                              --            --               --     (10,765,881)             --    (10,765,881)
                                         ------------   -----------  ---------------  --------------    -------------- -------------

Balance at December 31, 1999              28,902,914      $289,029     $256,231,833      $(3,466,023)            --     $253,054,839



Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan                      4,985,006        49,850       49,525,914             --                --     49,575,764

Retirement of common stock                   (14,605)        (146)       (134,217)              --                --      (134,363)

Stock issuance costs                              --            --       (5,962,733)            --                --     (5,962,733)

Net earnings                                      --            --               --       3,945,084                --      3,945,084

Minority interest distributions in
    excess of contributions and
    accumulated earnings                          --            --               --              --        (2,924,873 )  (2,924,873)

Distributions declared and paid
    ($.18 per share)                              --            --               --      (5,522,124 )              --    (5,522,124)
                                         ------------   -----------  ---------------  --------------    -------------- -------------

Balance at March 31, 2000                 33,873,315      $338,733     $299,660,797    $ (5,043,063 )     $(2,924,873 ) $292,031,594
                                         ============   ===========  ===============  ==============    ============== =============








          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Quarters Ended March 31,
                                                                          2000                 1999
                                                                      -------------         ------------
Cash flows from operating activities:
   Net earnings                                                        $ 3,945,084            $ 430,280
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation                                                       881,329              230,834
        Amortization                                                        43,422               73,724
        Distribution from investment in
          unconsolidated subsidiary, net
          of equity in loss                                                473,512              184,539
        Minority interest                                                  124,690                   --
        Changes in operating assets and
          liabilities:
            Dividends receivable                                           (64,402)           (241,843 )
            Receivables                                                   (315,056)                429
            Prepaid expenses                                                17,918               (7,555)
            Accrued rental income                                            1,123              (15,905)
            Interest payable                                                    --              (36,152)
            Accounts payable and accrued
              expenses                                                     398,103               58,094
            Due to related parties -  operating expenses                   102,281               (9,519)
            Rents paid in advance                                          219,344               (3,489)
                                                                    ---------------      ---------------

            Net cash provided by operating activities                     5,827,348              663,437
                                                                    ---------------      ---------------

Cash flows from investing activities:
    Additions to land, buildings and equipment on
       operating leases                                                   (125,645)                  --
    Investment in unconsolidated subsidiary                                     --          (23,983,718)
    Investment in certificate of deposit                                        --             (730,567)
    Increase in restricted cash                                           (133,908)             (56,682)
    Additions to other assets                                           (2,823,904)          (1,690,852)
                                                                    ---------------      ---------------

                Net cash used in investing activities                   (3,083,457)         (26,461,819)
                                                                    ---------------      ---------------



















          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                        Quarters Ended March 31,
                                                                        2000                 1999
                                                                   ----------------      --------------
Cash flows from financing activities:
    Proceeds from note payable                                          10,000,000                 --
    Repayment of borrowings on line of credit                                   --         (9,600,000)
    Proceeds from convertible loans                                             --          3,684,745
    Subscriptions received from stockholders                            49,575,764         47,730,318
    Distributions to stockholders                                       (5,522,124)          (998,652)
    Distributions to minority interest                                 (10,000,000)                --
    Retirement of common stock                                            (134,363)                --
    Payment of stock issuance costs                                     (6,492,452)        (5,396,076)
    Other                                                                       --            (10,029)
                                                                  -----------------     --------------

         Net cash provided by financing activities                      37,426,825         35,410,306
                                                                  -----------------     --------------

Net increase in cash and cash equivalents                               40,170,716          9,611,924

Cash and cash equivalents at beginning of quarter                      101,972,441         13,228,923
                                                                  -----------------     --------------

Cash and cash equivalents at end of quarter                          $ 142,143,157       $ 22,840,847
                                                                  =================     ==============


Supplemental schedule of non-cash financing activities:

      Distributions declared but not paid to minority
         interest                                                       $  174,178            $    --
                                                                  =================     ==============



























          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


1.   Significant Accounting Policies:

Organization and Nature of Business - CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partners, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and CNL Philadelphia Annex, LLC (the "LLC").

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Certain items in the prior period's financial statements have been reclassified to conform with the 2000 presentation, including a change in the presentation of the cash flow from the direct to the indirect method. These reclassifications had no effect on stockholders' equity or net earnings.
2.   Public Offerings:

On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). The price per share and other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same for the Company's Initial Offering. As of March 31, 2000, the Company received total subscription proceeds from the Initial Offering, the 1999 Offering and the sale of warrants of $338,733,751 (33,873,375 shares), including $748,625 (74,863 shares) through the reinvestment plan.



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


2.   Public Offerings - Continued:

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

3.   Investment in Unconsolidated Subsidiary:

During 1999, the Company with Five Arrows Realty Securities II L.L.C. ("Five Arrows") formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), which acquired seven hotel Properties. In order to fund the acquisition of the Properties, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties (the "Hotel Investors Loan"). In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock ("Class A Preferred Stock"), and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock ("Class B Preferred Stock"). The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, using an exchange ratio based on the relationship between the Company's operating results and those of Hotel Investors.

Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors.

The following presents condensed financial information for Hotel Investors as of and for the quarter ended and year ended:


                                                                      March 31,          December 31,
                                                                        2000                 1999
                                                                 -------------------   -----------------
      Land, buildings and equipment on operating leases, net         $163,941,510        $ 165,088,059
      Cash and cash equivalents                                          8,578,188           4,884,014
      Loan costs, net                                                      693,092             708,006
      Accrued rental income                                                365,183             283,914
      Prepaid expenses, receivables and other assets                       152,134           3,283,306
      Liabilities                                                      92,250,208           92,229,193
      Redeemable preferred stock - Class A and Class B                 86,314,361           85,361,864
      Stockholders' deficit                                             (3,982,913)         (2,915,614)
      Revenues                                                           4,772,528          13,025,978
      Net earnings                                                       1,664,125           4,104,936
      Preferred stock dividends                                          1,908,622           5,693,642
      Loss applicable to common stockholders                              (244,497)         (1,588,706)


During the quarter ended March 31, 2000, the Company recorded $926,817 in dividend income and $119,803 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $807,014 attributable to this investment.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


4.   Other Assets:

Other assets consists of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties and deposits.

5.   Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. During the three months ended March 31, 2000, 14,605 shares of common stock were redeemed and retired.

6.   Indebtedness:

The Company has a line of credit in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. As of March 31, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

During the quarter ended March 31, 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of twenty years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due each May, through May 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

7.   Stock Issuance Costs:

The Company has incurred certain expenses in connection with its offerings of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the offerings.

During the three months ended March 31, 2000 and 1999, the Company incurred $5,962,733 and $5,195,324, respectively, in stock issuance costs, including $3,966,001 and $3,345,810, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8.  Distributions:

For the quarters ended March 31, 2000 and 1999, approximately 48 percent and 41 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and approximately 52 percent and 59 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


9.  Related Party Transactions:

Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

During the quarters ended March 31, 2000 and 1999, the Company incurred $3,718,126 and $3,136,697 respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($3,681,508 and $2,927,797, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarters ended March 31, 2000 and 1999, the Company incurred $247,875 and $209,113, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

CNL Securities Corp. will also receive, in connection with the Initial Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering is completed in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. As of March 31, 2000, no such fees had been incurred.

In addition, in connection with its current offering of common stock, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the current offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. During the quarter ended March 31, 2000, the Company issued approximately 479,000 Soliciting Dealer Warrants. As of March 31, 2000, in connection with the 1999 Offering, CNL Securities Corp. was entitled to approximately 171,500 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5% of the gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the quarters ended March 31, 2000 and 1999, the Company incurred $3,284,373 and $2,106,510, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases, investment in unconsolidated subsidiary and other assets. The Company incurs operating expenses which, in general,are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described below, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the quarter ended March 31,2000, the Company's operating expenses did not exceed the Expense Cap.




                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


9.   Related Party Transactions - Continued:

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole to any discretion of the Advisor. All or any portion of the management fee not taken as fiscal year shall be deferred without interest and may be taken in such other fiscal year, as the Advisor shall determine. During the quarters ended March 31, 2000 and 1999, the Company incurred $126,422 and $49,565, respectively, of such fees. The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follow quarters ended March 31:

                                                                   2000                  1999
                                                             ---------------       ----------------
               Stock issuance costs                              $1,167,684              $ 883,881
               General operating and
                   administrative expenses                          104,024                 85,731
               Land, buildings and equipment on
                   operating leases and other
                   assets                                               735                  3,806
                                                             ---------------       ----------------
                                                                $ 1,272,443              $ 973,418
                                                             ===============       ================

The amounts due to related parties consisted of the following at:

                                                                    March 31, 2000        December 31,1999
                                                                   -----------------    --------------------
               Due to the Advisor:
                    Expenditures incurred on behalf
                       of the Company for accounting
                       and administrative services                       $ 193,167              $ 387,690
                    Acquisition fees                                       108,546                337,797
                    Management fees                                              --                 19,642
                                                                     --------------       ----------------
                                                                           301,713                745,129
                                                                     --------------       ----------------
               Due to CNL Securities Corp.:
                    Commissions                                            191,863                229,834
                    Marketing support and due diligence
                       expense reimbursement fee                            12,791                 16,764
                                                                     --------------       ----------------
                                                                           204,654                246,598
                                                                     --------------       ----------------

               Due to other related party                                      123                  3,773
                                                                     --------------       ----------------
                                                                        $ 506,490              $ 995,500
                                                                     ==============       ================



During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $15,534,326 and $15,275,629 at March 31, 2000 and December 31, 1999, respectively.



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


10.   Concentration of Credit Risk:

STC Leasing Associates, LLC, which was acquired by Crestline Capital Corp. on March 6, 2000, operates and leases two Properties, and City Center Annex Tenant Corporation contributed more than ten percent of the Company's total rental income for the quarter ended March 31, 2000. In addition, all of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

11.  Earnings Per Share:

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters ended March 31, 2000 and 1999, approximately
7.4 and 1.4 million shares, respectively, related to the conversion of Hotel Investors' Class A Preferred Stock into the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period.

The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters ended March 31:

                                                                                    2000                 1999
                                                                                --------------      ---------------
Basic Earnings Per Share:
   Net earnings                                                                    $3,945,084            $ 430,280
                                                                                ==============      ===============

   Weighted average number of shares outstanding                                   31,200,726            6,419,548
                                                                                ==============      ===============

   Basic earnings per share                                                           $  0.13              $  0.07
                                                                                ==============      ===============

Diluted Earnings Per Share:
   Net earnings                                                                   $ 3,945,084            $ 430,280

   Additional income attributable to investment in unconsolidated
      subsidiary assuming all Class A Preferred Shares were converted                 857,241               71,479
                                                                                --------------      ---------------

         Adjusted net earnings assuming dilution                                   $4,802,325            $ 501,759
                                                                                ==============      ===============

Weighted average number of shares outstanding                                      31,200,726            6,419,548

Assumed conversion of Class A Preferred Stock                                       7,422,148            1,392,900
                                                                                --------------      ---------------

         Adjusted weighted average number of
         shares outstanding                                                        38,622,874            7,812,448
                                                                                ==============      ===============

Diluted earnings per share                                                           $   0.12             $   0.06
                                                                                ==============      ===============



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


12.   Commitments and Contingencies:

The Company has commitments to acquire six hotel Properties for an anticipated aggregate purchase price of approximately $148 million. In connection with these commitments, the Company has deposits of approximately $6.6 million held in escrow. Additionally, the Company has refundable deposits on two hotel properties that are currently under negotiations in the amount of $500,000.

                  In connection with the acquisition of two Properties in 1998, the Company may be required to make an additional payment (the "Earnout Amount") of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of March 31, 2000, approximately $97,000 was payable under this agreement.

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

13.               Subsequent Events:

During the period April 1, 2000 through April 24, 2000, the Company received subscription proceeds for an additional 1,250,000 shares ($12,500,000) of common stock.

On April 1, 2000, the Company declared distributions totaling $2,044,420, or $0.0604 per share of common stock, payable in June 2000, to stockholders of record on April 1, 2000.

On April 18, 2000, the Company announced its intent to purchase two hotel properties for an aggregate purchase price of approximately $44 million. In connection with these two properties, the Company may be required to make an additional payment (the "Earnout Provision") not to exceed $2,471,500 if certain earnout provisions are achieved by the thirty-sixth month following the closing date of the two properties ("Earnout Termination Date"). After the Earnout Termination Date, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Provision is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.33), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

The Company

CNL Hospitality Properties, Inc. was organized in Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL
Hospitality LP Corp, and CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.) (the "LLC"). The Company was formed to acquire properties located across the United States to be leased on a long-term, "triple-net" basis to operators of selected national and regional limited service, extended stay and full service hotel chains.

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

             Liquidity and Capital Resources Common Stock Offerings

The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 Shares of common stock from CNL Hospitality Corp.. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 Shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 Shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's Reinvestment Plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 Shares), including $72,637 (7,264 Shares) through the Company's Reinvestment Plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 Shares of common stock ($275,000,000). As of March 31, 2000, the Company had received subscription proceeds of $188,661,114 (18,866,111 Shares) from its 1999 Offering and sale of warrants, including 67,599 Shares ($675,988) issued pursuant to the Reinvestment Plan. The price per Share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering.






As of March 31, 2000, net proceeds to the Company from its Initial Offering and 1999 Offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totaled approximately $300,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $136,500,000 in 11 hotel Properties, to pay $7,120,800 as deposits on eight additional hotel Properties, to redeem 27,490 shares of common stock for $252,905 and to pay approximately $16,700,000 in acquisition fees and expenses, leaving approximately $139,500,000 available for investment in Properties and Mortgage Loans.

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

During the period April 1, 2000 through  April 24,  2000,  the Company  received additional net offering proceeds of approximately $12,500,000 and had approximately $150,000,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 1999 Offering and 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

Redemptions

In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the quarter ended March 31, 2000, 14,605 Shares were redeemed at $9.20 per Share ($134,363) and retired from Shares outstanding of common stock.

Indebtedness

The Company has a line of credit and security agreement in the amount of $30,000,000 which expires in July 30, 2003. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. As of March 31, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

During the quarter ended March 31, 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of twenty years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due each May, through May 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

Market Risk

The Company may be subject to interest rate risk through any outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down any outstanding balances on the line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on its variable line of credit at March 31, 2000 and December 31, 1999.

Property Acquisitions and Investments

As of December 31, 1998, the Company owned two Properties in the Atlanta, Georgia area which were being operated by the tenant as Residence Inn(R) by Marriott(R). During 1999, the Company, with Five Arrows Realty Securities II L.L.C., formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), which acquired seven hotel Properties. In order to fund the acqusition of the Properties, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties. In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per Share of the Company's common stock.

Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors.

In November 1999, the Company acquired an 89% interest in CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.) for approximately $58 million. The sole purpose of the LLC is to own and lease the Courtyard by Marriott hotel Property located in Philadelphia, Pennsylvania. This historic Property was recently renovated and converted into a hotel which commenced operations in late November 1999. The LLC is included with the accounts of the Company except for the 11% interest which is reflected as minority interest in the accompanying consolidated financial statements.

Additionally, in late 1999, the Company acquired a newly constructed Property located in Mira Mesa, California for approximately $15.5 million. The Property is being operated by the tenant as a Residence Inn by Marriott.

Hotel Investors, the LLC and the Company, as lessors, have entered into long-term, triple-net leases with operators of Hotel Chains, as described below in "Liquidity Requirements."

Commitments

As of April 24, 2000, the Company had initial commitments to acquire directly eight hotel Properties for an anticipated aggregate purchase price of approximately $192 million. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company has a deposit, in the form of a letter of credit, collateralized by a certificate of deposit, amounting to $5 million. In connection with five of the remaining agreements, the Company has a deposit of approximately $1.6 million held in escrow. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of April 24, 2000, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of April 24, 2000, the Company had not entered into any other arrangements creating a reasonable probability a particular Property, Mortgage Loan or Secured Equipment Lease would be funded.
       Cash and Cash Equivalents

Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 2000, the Company had $142,143,157 invested in such short-term investments as compared to $101,972,441 at December 31, 1999. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock in the Initial Offering and 1999 Offering. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

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

Distributions

During the quarters ended March 31, 2000 and 1999, the Company generated cash from operations of $5,827,348 and $663,437, respectively. Based on cash from operations and dividends due to the Company from Hotel Investors at March 31, 2000 (and received in April 2000), the Company declared and paid distributions to its stockholders of $5,522,124 and $998,652 during the quarters ended March 31, 2000 and 1999, respectively. In addition, on April 1, 2000, the Company declared distributions to stockholders of record on April 1, 2000 totaling $2,044,420 ($0.0604 per share), payable in June 2000.

During the quarters ended March 31, 2000 and 1999, approximately 48 percent and 41 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 52 percent and 59 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Due to Related Parties

During the quarters ended March 31, 2000 and 1999, affiliates of the Company incurred on behalf of the Company $933,778 and $587,498, respectively, for certain organizational and offering expenses, $81,955 for certain acquisition expenses, and $131,673 and $62,145 respectively, for certain operating expenses. As of March 31, 2000 and 1999, the Company owed the Advisor and other related parties $506,490 and $995,500, respectively, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $15,534,326 and $15,275,629 at March 31, 2000 and December 31, 1999, respectively.

Other

As of March 31, 2000 and 1999, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the quarters ended March 31, 2000 and 1999, revenues relating to the FF&E Reserve of the Properties directly owned by the Company totaled $159,237 and $61,027, of which $133,908 and $61,027, respectively, is classified as restricted cash. For the quarter ended March 31, 2000, revenues relating to the FF&E Reserve of the Properties indirectly owned through Hotel Investors totaled $176,221 of which $94,079 is classified as restricted cash. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                              Results of Operations

   Comparison of quarter ended March 31, 2000 to quarter ended March 31, 1999

As of March 31, 2000, the Company owned 11 Properties, either directly or indirectly, consisting of land, buildings and equipment and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases, will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties, directly or indirectly owned by the Company, have been reported as additional rent for the quarters ended March 31, 2000 and 1999.

During the quarters ended March 31, 2000 and 1999, the Company earned rental income from operating leases and FF&E Reserve revenue of $2,885,131 and $798,645, respectively. No contingent rental income was earned for the quarters ended March 31, 2000 and 1999. The increase in rental income and FF&E Reserve income is due to the fact that the Company owned four Properties during the quarter ended March 31, 2000, as compared to two Properties during the quarter ended March 31, 1999. Because the Company has not yet acquired all of its Properties, revenues for the three months ended March 31, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.


During the quarter ended March 31, 2000, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above in "Liquidity Capital Resources - Property Acquisitions and Investments". In connection with its investment, the Company recognized $926,817 in dividend income and $119,803 in equity in loss of loss unconsolidated subsidiary after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $807,014.

During the quarters ended March 31, 2000 and 1999, the Company also earned $1,769,209 and $292,864, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The increase in interest income was primarily attributable to increased offering proceeds in the current year being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

STC Leasing Associates, LLC, which was acquired by Crestline Capital Corp. on March 6, 2000, operates and leases two Properties, and City Center Annex Tenant Corporation contributed more than ten percent of the Company's total rental. In addition, all of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

Operating expenses, including interest expense and depreciation and amortization expense, were $1,391,580 and $718,533 for the quarters ended March 31, 2000 and 1999, respectively (24.9% and 53.9%, respectively, of total revenues). The increase in the dollar amount of operating expenses during the quarter ended March 31, 2000, as compared to the same period for 1999, was primarily as a result of the Company and the LLC owning two Properties directly during the quarter ended March 31, 1999 compared to four properties during the quarter ended March 31, 2000. This resulted in an increase in asset management fees of $76,857 and an increase in depreciation and amortization expense of $662,883 for the quarter ended March 31, 2000, as compared to the same period for 1999. Additionally, general operating and administrative expenses increased as a result of Company growth, while interest expense, including loan cost amortization, decreased from $200,573 for the quarter ended March 31, 1999 to $8,110 for the quarter ended March 31, 2000. The decrease in interest expense was a result of the Company not having any amounts outstanding on its line of credit during the quarter ended March 31, 2000.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the year ended March 31, 2000, the Company's operating expenses did not exceed the Expense Cap.

The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Market Risk for information related to quantitative and qualitative disclosure about market risk.

                                     PART II


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

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                    Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report.

                  1.  Exhibits

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

4.3 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

4.4      Articles of Amendment to the Amended and Restated  Articles of
               Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Included as Exhibit 3.4 to the 1996 Form S-11 and incorporated the 1996 Form S-11 and incorporated herein by reference.)


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



10.2     Indemnification  Agreement between CNL Hospitality Properties,  Inc.
               and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, John T. Walker,
               Jeanne A. Wall and Lynn E. Rose dated July 9, 1997, C. Brian Strickland dated October 31, 1998, John A.Griswold dated January 7, 1999, Charles E. Adams and Craig M. McAllaster
               dated  February  10,  1999 and Matthew W. Kaplan  dated  February
               24, 1999 (Included   as  Exhibit   10.2  to  the  March  31,
               1999  Form  10-Q  and incorporated herein by reference.)

10.3     Agreement of Limited  Partnership of CNL Hospitality  Partners,  LP
               (Included as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference.)

10.4     Hotel Purchase and Sale Contract between CNL  Real  Estate  Advisors,
                Inc.  and Gwinnett  Residence   Associates,   LLC,  relating
                to  the  Residence   Inn(R)  - Gwinnett  Place  (Included
                as  Exhibit10.11   to  the  1996   Form   S-11  and
                incorporated herein by reference.)


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

10.12    Securities  Purchase  Agreement  between CNL  Hospitality  Properties,
                Inc.and Five Arrows Realty Securities II L.L.C.,    dated
                February 24, 1999 (Included as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference.)
10.13    Subscription and Stockholders' Agreement among CNL Hotel Investors,
                Five Arrows Realty Securities II L.L.C.,  CNL Hospitality
                Partners,   LP   and   CNL Hospitality   Properties,   Inc.,
                dated February  24, 1999  (Included as Exhibit 10.20   to
                the  1996   Form   S-11  and incorporated herein by reference.)

10.14    Registration  Rights  Agreement  by  and between CNL Hospitality
                Properties, Inc.and Five  Arrows  Realty  Securities  II
                L.L.C.,    dated   February   24,   1999 (Included  as Exhibit
                10.21 to the 1996 Form S-11 and incorporated herein by reference.)

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

10.21    Purchase  and  Sale  Agreement   between Marriott International, Inc.,
               Towneplace Management  Corporation,  and  Residence Inn by
               Marriott,  Inc., as Sellers,  and  CNL  Hospitality   Partners,
               L.P.,  as Purchaser,   dated  November  24,  1999, relating
               to  the  Residence  Inn - Mira  Mesa  (Included as Exhibit
               10.26 to the 1996 Form S-11 and incorporated herein by reference).

27.      Financial Data Schedule (Filed herewith.)

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DATED this 1st day of May, 2000.


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