Form 10-Q
period 2000-06-30
CNL HOSPITALITY PROPERTIES INC
filed 2000-08-15
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             -------------------------------------------------------
                 For the six month period ended June 30, 2000
              ---------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ------------------------------------------------
                        For the transition period from to
                ------------------------------------------------

                             Commission file number
                         ------------------------------
                                     0-24097
                         ------------------------------

 -------------------------------------------------------------------------------
                        CNL Hospitality Properties, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                -------------------------------------------------
                               Maryland 59-3396369
   ------------------------------------------------- ------------------------
   ------------------------------------------------- ------------------------
                  (State of other jurisdiction (I.R.S. Employer
   ------------------------------------------------- ------------------------

                             450 South Orange Avenue
   ------------------------------------------------- ------------------------
   ------------------------------------------------- ------------------------
               (Address of principal executive offices) (Zip Code)
   ------------------------------------------------- ------------------------

   ------------------------------------------------- ------------------------
                          Registrant's telephone number
   ------------------------------------------------- ------------------------

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

40,656,887 shares of common stock, $.01 par value, outstanding as of August 7, 2000.

                                                                    CONTENTS




Part I                                                                 Page

Item 1.    Financial Statements:

          Condensed Consolidated Balance Sheets                        1

          Condensed Consolidated Statements of Earnings                2

          Condensed Consolidated Statements of Stockholders' Equity    3

          Condensed Consolidated Statements of Cash Flows              4 - 5

          Notes to Condensed Consolidated Financial Statements         6-14

Item 2.   Management's Discussion and Analysis

                of Financial Condition and Results of Operations       15-21

Item 3.   Quantitative and Qualitative Disclosures about  Market Risk  21

Part II

          Other Information                                            22-27

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 2000          December 31, 1999
                           ASSETS

Land, buildings and equipment on operating leases, less
     accumulated depreciation of $3,532,719 and $1,603,334
     respectively                                                          $188,691,001          $112,227,771

Investment in unconsolidated subsidiary                                      37,526,856            38,364,157

Cash and cash equivalents                                                   105,926,387           101,972,441

Restricted cash                                                                 720,985               275,630

Certificate of deposit                                                        5,000,000             5,000,000

Dividends receivable                                                          1,191,431             1,215,993

Receivables                                                                     411,521               112,184

Prepaid expenses                                                                254,470                41,165

Loan costs, less accumulated amortization of $102,847 and
     $86,627, respectively                                                       50,749                51,969

Accrued rental income                                                            95,555                79,399

Other assets                                                                 10,471,824             7,627,565
                                                                          -------------         -------------
                                                                           $350,340,779          $266,968,274
                                                                          =============         =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                               $ 10,000,000              $     --

Accounts payable and accrued expenses                                           758,481               405,855

Distributions payable                                                           175,594                89,843

Due to related parties                                                          948,585               995,500

Security deposits                                                             8,404,002             5,042,054

Rents paid in advance                                                           172,573               255,568
                                                                          -------------         -------------
       Total liabilities                                                     20,459,235             6,788,820
                                                                          -------------         -------------

Commitments and contingencies (Note 12)

Minority interest                                                                    --             7,124,615

                                                                          -------------         -------------
Stockholders' equity:

    Preferred stock, without par value.
          Authorized and unissued 3,000,000 shares                                   --                   --

    Excess shares, $.01 par value per share.
          Authorized and unissued 63,000,000                                         --                   --

    Common stock, $.01 par value per share. 150,000,000
          and 60,000,000 authorized shares, respectively;
          issued and outstanding 38,452,693 and 28,902,914
          shares, respectively                                                  384,527               289,029

    Capital in excess of par value                                          339,270,298           256,231,833

    Accumulated distributions in excess of net earnings                      (6,814,333)           (3,466,023)

    Minority interest distributions in excess of contributions
          and accumulated earnings                                           (2,958,948)                  --
                                                                          -------------        -------------
    Total stockholders' equity                                              329,881,544          253,054,839
                                                                          -------------        -------------
                                                                           $350,340,779        $ 266,968,274
                                                                         ==============        =============


     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                     Quarter Ended                          Six Months Ended
                                                        June 30,                                 June 30,
                                                2000                1999                 2000                 1999
                                           -------------       -------------        -------------        ------------
Revenues:

    Rental income from operating leases       $3,250,909            $748,908           $5,976,803          $1,486,526

    FF&E Reserve income                          320,876              65,006              480,113             126,033

    Dividend income                              926,918             658,288            1,853,735             900,131

    Interest and other income                  2,191,979             614,875            3,961,188             907,739
                                           -------------       -------------        -------------       -------------
                                               6,690,682           2,087,077           12,271,839           3,420,429
                                           -------------       -------------        -------------       -------------
    Interest and loan cost amortization            8,112              32,757               16,222             233,330

    General operating and administrative         401,815             120,566              696,885             313,997

    Professional services                         36,300               8,066               81,637              29,272

    Asset management fees to related
          parties                                235,858              17,871              362,280              67,436

    Depreciation and amortization              1,083,503             239,657            2,000,144             493,415
                                           -------------       -------------        -------------       -------------
                                               1,765,588             418,917            3,157,168           1,137,450
                                           -------------       -------------        -------------       -------------
Earnings Before Equity in Loss of
     Unconsolidated Subsidiary                 4,925,094           1,668,160            9,114,671           2,282,979

Equity in Loss of Unconsolidated
     Subsidiary After Deduction of
     Preferred Stock Dividends                  (140,634)           (205,911)            (260,437)           (390,450)

Minority Interest                               (141,520)                --              (266,210)                 --
                                           -------------      -------------         -------------       -------------
Net Earnings                                 $ 4,642,940         $1,462,249            $8,588,024          $1,892,529
                                          ==============     ==============        ==============      ==============
Earnings Per Share of Common Stock:

    Basic                                      $    0.13           $    0.12            $    0.25            $   0.20
                                          ==============      ==============       ==============      ==============

    Diluted                                    $    0.13           $    0.12            $    0.25            $   0.20
                                          ==============      ==============       ==============      ==============
Weighted Average Number of Shares
     of Common Stock Outstanding:

    Basic                                     36,163,184          12,330,853           33,693,585           9,391,870
                                          ==============      ==============       ==============      ==============

    Diluted                                   36,163,184          12,330,853           33,693,585           9,391,870
                                          ==============      ==============       ==============      ==============



     See accompanying notes to condensed consolidated financial statements

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Six Months Ended June 30, 2000 and Year Ended December 31, 1999



                                                                                                     Minority interest
                                                                                                     distributions in
                                               Common stock                          Accumulated          excess of
                                       ---------------------------   Capital in    distributions       contributions
                                        Number of         Par         excess of   in excess of net    and accumulated
                                        of Shares        value        par value      earnings            earnings          Total
                                      -------------  ------------- -------------   -------------      -------------   -------------
Balance at December 31, 1998           4,321,908        $ 43,219     $37,289,402      $ (216,130)                --     $37,116,491

Subscriptions received for
     common stock through public
     offerings and distriubtion
     reinvestment plan                24,593,891         245,939     245,692,968              --                --      245,938,907

Retirement of common stock               (12,885)           (129)      (118,413)              --                --         (118,542)

Stock issuance costs                          --              --    (26,632,124)              --                --      (26,632,124)

Net earnings                                  --              --              --       7,515,988                --        7,515,988

Distributions declared and paid
     ($.72 per share)                         --              --              --     (10,765,881)               --      (10,765,881)
                                   -------------   -------------   -------------   -------------     -------------    -------------
Balance at December 31, 1999          28,902,914         289,029     256,231,833      (3,466,023)               --      253,054,839

Subscriptions received for
     common stock through public
     offerings and distribution
     reinvestement plan                9,612,655          96,127      96,030,423              --               --        96,126,550

Retirement of common stock               (62,876)           (629)       (577,826)             --               --          (578,455)

Stock issuance costs                          --              --     (12,414,132)             --               --       (12,414,132)

Net earnings                                  --              --              --       8,588,024               --         8,588,024

Minority interest distributions in
     excess of contributions and
     accumulated earnings                     --              --              --               --         (2,958,948)    (2,958,948)

Distributions declared and paid
     ($.36 per share)                         --              --              --      (11,936,334)                --    (11,936,334)
                                   -------------   -------------   -------------    -------------      -------------   -------------

Balance at June 30, 2000              38,452,693        $384,527   $ 339,270,298     $(6,814,333)       $(2,958,948)   $329,881,544
                                  ==============  ==============  ==============  ==============     ==============  ==============

     See accompanying notes to condensed consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended June 30,
                                                                             2000                 1999
                                                                         -------------       -------------
Cash flows from operating activities:

   Net earnings                                                           $8,588,024          $1,892,529
   Adjustments to reconcile net earnings to net
     provided by operating activities:
        Depreciation                                                       1,958,763             461,459
        Amortization                                                          41,381              90,839
        Distributions received from investment in
          unconsolidated subsidiary, net
          of equity in loss                                                  812,142             393,670
        Minority interest                                                    266,210                  --
        Changes in operating assets and
          liabilities:
            Dividends receivable                                              24,562            (707,373)
            Receivables                                                     (299,337)             (5,402)
            Prepaid expenses                                                (213,305)              3,810
            Accrued rental income                                            (16,156)            (31,810)
            Accounts payable and accrued                                     352,626             (51,689)
            Due to related parties -  operating expenses                     (46,915)             (8,787)
            Security deposits                                              3,361,948                  --
            Rents paid in advance                                            (82,995)             (3,489)
                                                                       -------------       -------------
                      Net cash provided by operating                      14,746,948           2,033,757
                                                                       -------------       -------------
Cash flows from investing activities:
      Additions to land, buildings and equipment on
          operating leases                                               (78,421,993)                 --
      Investment in unconsolidated subsidiary                                     --         (37,172,643)
      Increase in restricted cash                                           (445,355)           (121,725)
      Additions to other assets                                           (2,844,259)         (4,509,931)
                                                                       -------------       -------------
                Net cash used in investing activities                    (81,711,607)        (41,804,299)

                                                                       -------------       -------------

     See accompanying notes to condensed consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Six Months Ended June 30,
                                                                             2000             1999
                                                                         -------------     -------------
Cash flows from financing activities:
      Proceeds from note payable                                          10,000,000                --
      Repayment of borrowings on line of credit                                   --        (9,600,000)
      Subscriptions received from stockholders                            96,126,550       114,711,315
      Distributions to stockholders                                      (11,936,334)       (3,052,616)
      Distributions to minority interest                                 (10,264,022)               --
      Retirement of common stock                                            (578,455)           (4,600)
      Payment of stock issuance costs                                    (12,414,132)      (11,833,363)
      Other                                                                  (15,002)           (9,863)
                                                                       -------------     -------------
         Net cash provided by financing activities                        70,918,605        90,210,873
                                                                       -------------     -------------
Net increase in cash and cash equivalents                                  3,953,946        50,440,331

Cash and cash equivalents at beginning of period                         101,972,441        13,228,923
                                                                       -------------     -------------
Cash and cash equivalents at end of period                              $105,926,387       $63,669,254
                                                                      ==============    ==============
Supplemental schedule of non-cash financing activities:

      Distributions declared but not paid to minority
          interest                                                          $175,594                --
                                                                      ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999


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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP and CNL Philadelphia Annex, LLC (an 89% owned limited liability company). All significant intercompany balances and transactions have been eliminated in consolidation. Interest of an unaffiliated third party is reflected as minority interest.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Certain items in the prior period's financial statements have been reclassi-fied to conform with the 2000 presentation, including a change in the presenta-tion of the cash flow from the direct to the indirect method. These reclassi-fications had no effect on stockholders' equity or net earnings.

In December 1999, the Securities and Exchange Commission released Staff Account-ing Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is not expected to have a material impact on the Company's results of operations. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met. We have adopted SAB 101 beginning January 1, 2000 without restatement of prior periods.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

2. Public Offerings:

On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). The price per share and other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as the Company's Initial Offering. As of June 30, 2000, the Company received total subscription proceeds from the Initial Offering, the 1999 Offering and the sale of warrants of $385,084,634 (38,508,463 shares), including $1,037,782 (103,778 shares) through the reinvestment plan.

On October 26, 1999, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 45,000,000 additional shares of common stock ($450,000,000) (the "2000 Offering") in an offering expected to commence immediately following the completion of the Company's current offering of up to 27,500,000 shares of common stock ("the 1999 Offering"). Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as the Company's 1999 Offering. The Company expects to use the net proceeds from the 2000 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

3. Investment in Unconsolidated Subsidiary - Continued:

The following presents condensed financial information for Hotel Investors as of and for the six months ended and year ended:

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                    -------------     -------------
      Land, buildings and equipment on operating leases, net         $162,776,797      $165,088,059
      Cash and cash equivalents (including restricted cash)             8,353,443         5,172,658
      Loan costs, net                                                     678,232           708,006
      Accrued rental income                                               407,599           283,914
      Prepaid expenses, receivables and other assets                      172,765         3,422,806
      Liabilities                                                      91,600,018        92,229,193
      Redeemable preferred stock - Class A and Class B                 85,361,864        85,361,864
      Stockholders' deficit                                            (4,573,046)       (2,915,614)
      Revenues                                                          9,566,890        13,025,978
      Net earnings                                                      3,285,740         4,104,936
      Preferred stock dividends                                        (3,817,244)        5,693,642
      Loss applicable to common stockholders                             (531,504)       (1,588,706)


During the six months ended June 30, 2000 and 1999, the Company recorded $1,853,735 and $900,131, respectively, in dividend income and $260,437 and $390,450, respectively, in equity in loss after deduction of preferred stock dividends resulting in net earnings of $1,593,298 and $509,681, respectively attributable to this investment ($786,284 and $452,377 which represented net earnings from this investment for the quarters ended June 30, 2000 and 1999, respectively).

4. Other Assets:

Other assets consist of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties and deposits.

5. Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. During the quarter and
six   months   ended  June  30,  2000,  48,271 and 62,876  shares of common stock, respectively, were redeemed and retired.

6. Indebtedness:

The Company has a line of credit in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either
(i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of .5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. As of June 30, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

6. Indebtedness - Continued:

In March 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of twenty years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

7. Stock Issuance Costs:

The  Company  has  incurred   certain  expenses in connection with its offerings
of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. CNL Hospitality Corp. ("the Advisor") has agreed to pay all offering expenses
(excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the offerings.

During the six months ended June 30, 2000 and 1999, the Company incurred $12,414,132 and $12,057,440, respectively, in stock issuance costs, including $7,690,132 and $7,976,937, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8. Distributions:

For the six months ended June 30, 2000 and 1999, approximately 51 percent and 64 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and approximately 49 percent and 36 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2000 may not be indicative of the characterization of distributions that may be expected for the year ended December 31, 2000.

9. Related Party Transactions:

Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

During the six months ended June 30, 2000 and 1999, the Company incurred $7,209,499 and $7,478,378, respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($7,151,903 and $6,978,557, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2000 and 1999, the Company incurred $480,633 and $498,559, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

9. Related Party Transactions - Continued:

CNL Securities Corp. will also receive, in connection with the Company's initial offering of up to 16,500,000 shares of common stock (the "Initial Offering"), a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2000 in the amount of 0.20% of "invested capital", as defined in the Company's prospectus, from the Initial Offering. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. As of June 30, 2000, no such fees had been incurred.

In addition, in connection with its 1999 Offering, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the current offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. During the six months ended June 30, 2000, the Company issued approximately 650,550 Soliciting Dealer Warrants to CNL Securities Corp. In addition, as of June 30, 2000, CNL Securities Corp. was entitled to approximately 168,500 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

The Advisor is entitled to receive acquisition fees forservices in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5% of the gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the six months ended June 30, 2000 and 1999, the Company incurred $6,241,911 and $5,057,012, respectively, of such fees. Such fees are included in land, buildings and equipment on operating leases, investment in unconsolidated subsidiary and other assets.

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described below, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the Expense Years ended June 30, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year, as the Advisor shall determine. During the six months ended June 30, 2000 and 1999, the Company incurred $362,280 and $67,436, respectively, of such fees.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

9. Related Party Transactions - Continued:

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follow for the six months ended June 30:

                                                                  2000                  1999
                                                             -------------          -------------
               Stock issuance costs                            $2,064,571              $1,709,008
               General operating and
                    administrative expenses                       138,923                 150,380
               Land, buildings and equipment on
                    operating leases and other assets                 735                      --
                                                            -------------           -------------
                                                               $2,204,229              $1,859,388
                                                           ==============          ==============
The amounts due to related parties consisted of the following at:

                                                                   June 30, 2000        December 31,1999
                                                                  -------------          -------------
               Due to the Advisor:

                    Expenditures incurred on behalf
                         of the Company for accounting
                         and administrative services                    $30,412              $387,690
                    Acquisition fees                                    305,204               337,797
                    Management fees                                     362,270                19,642
                                                                  -------------         -------------
                                                                        697,886               745,129
                                                                  -------------         -------------
               Due to CNL Securities Corp.:

                    Commissions                                         235,030               229,834
                    Marketing support and due diligence
                         expense reimbursement fee                       15,669                16,764
                                                                  -------------         -------------
                                                                        250,699               246,598
                                                                  -------------         -------------
               Due to other related party                                    --                 3,773
                                                                  -------------         -------------
                                                                       $948,585              $995,500
                                                                 ==============        ==============

 During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliat was $15,947,271 and $15,275,629 at June 30, 2000 and December 31,
1999, respectively.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

10. Concentration of Credit Risk:

Crestline  Capital  Corp.,   which  operates  and  leases  two Properties,  and
City Center Annex Tenant Corporation contributed more than ten percent of the Company's total rental income for the quarter and six months ended June 30, 2000. In addition, a significant portion of the Company's rental income was
earned  from  Properties  operating  as  Marriott(R)  brand  chains    Although
the Company intends to acquire Properties located in various states and regions
 and to  carefully  screen its tenants in order to  reduce   risk  of  default,
failure of these lessees or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

11. Earnings Per Share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the six months ended June 30, 2000, approximately 7.3 million shares related to the conversion of Hotel Investors' Class A Preferred Stock into the Company's common stock were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period.

The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters and six months ended June 30:

                                                            Quarter Ended June 30,       Six Months Ended June 30,
                                                            2000              1999         2000               1999
                                                       -------------   -------------  -------------    -------------
Basic Earnings Per Share:

   Net earnings                                           $4,642,940      $1,462,249     $8,588,024       $1,892,529
                                                      ==============  ============== ==============   ==============

   Weighted average number of shares outstanding          36,163,184      12,330,853     33,693,585        9,391,870
                                                      ==============  ============== ==============   ==============
   Basic earnings per share                                    $0.13           $0.12          $0.25            $0.20
                                                      ==============  ============== ==============   ==============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999


11. Earnings Per Share - Continued:


                                                               Quarter Ended June          Six Months Ended June 30,
                                                              2000              1999         2000               1999
                                                          -------------   -------------  -------------     -------------
Diluted Earnings Per Share:

   Net earnings                                              $4,642,940     $1,462,249     $8,588,024        $1,892,529

   Additional income attributable to investment
     investment in unconsolidated subsidiary
     assuming all Class A Preferred Shares
     were converted                                             835,331              --      1,692,802               --
                                                           -------------   ------------  -------------    -------------

         Adjusted net earnings assuming dilution             $5,478,271     $1,462,249     $10,280,826       $1,892,529
                                                         ============== ==============  ==============   ==============
Weighted average number of shares
     outstanding                                             36,163,184     12,330,853      33,693,585        9,391,870

Assumed conversion of Class A Preferred
     Stock                                                    7,362,682             --       7,281,774               --
                                                          -------------  -------------   -------------    -------------
         Adjusted weighted average number of
          shares outstanding                                 43,525,866     12,330,853      40,975,359        9,391,870
                                                         ============== ==============  ==============   ==============
Diluted earnings per share                                        $0.13          $0.12           $0.25            $0.20
                                                         ============== ==============  ==============   ==============


12. Commitments and Contingencies:

The Company has commitments to acquire 15 hotel Properties for an anticipated aggregate purchase price of approximately $255 million. In connection with these commitments, the Company has deposits of approximately $7.4 million held in escrow.

     In connection with the acquisition of two Properties in 1998,the Company may be required to make an additional payment (the "Earnout Amount")of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by an earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of June 30, 2000, approximately $135,000 was payable under this agreement.


In connection with the purchase of two Properties in June 2000, the Company may be required to make an additional payment (the "Earnout Provision") not to exceed $2,471,500 if certain earnout provisions are achieved by the thirty-sixth month following the closing date of the two properties ("Earnout Termination Date"). After the Earnout Termination Date, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Provision is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.33), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of June 30, 2000 no such amounts were payable under this agreement

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

12. Commitments and Contingencies - Continued:

In addition, in connection with the acquisition of the 89% interest in the LLC, the Company and the minority interest holder each have the right to obligate the other to sell or buy, respectively, the 11% interest in the LLC. These rights are effective five years after the hotel's opening or November 2004. The price for the 11% interest is equal to 11% of the lesser of (a) an amount equal to the product of 8.5 multiplied times net house profit (defined as total hotel revenues less property expenses) for the 13 period accounting year preceding the notice of the option exercise, or (b) the appraised fair market value.

13. Subsequent Events:

During the period July 1, 2000 through August 7, 2000, the Company received subscription proceeds for an additional 2,128,424 shares ($21,284,244) of common stock.

On July 1, 2000 and August 1, 2000, the Company declared distributions totaling $2,404,414 and $2,513,813, respectively or $0.0625 per share of common stock, payable in September 2000, to stockholders of record on July 1 and August 1, 2000, respectively.

On July 28, 2000, the Company acquired two Properties located in Gaithersburg, Maryland and Merrifield, Virginia for approximately $34.0 million. The Company has entered into long-term, triple-net leases, as landlord, in connection with each of the Properties. These Properties are being operated by the tenant, a subsidiary of Marriott International, Inc., as a Courtyard by Marriott and a SpringHill Suites by Marriott.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's equity offerings, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.


                                  Introduction

The Company

     CNL Hospitality Properties, Inc. was organized in Maryland on June 12,1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL
Hospitality LP Corp, and CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex, L.L.C.) (the "LLC"). The Company was formed to acquire properties ("Properties") located across the United States to be leased on a long-term, "triple-net" basis and the hotels are all operated as national hotel chains.

     The Company may also provide mortgage financing ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of hotel chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10% of gross proceeds from the Company's offerings of shares of common stock.

Liquidity and Capital Resources

Common Stock Offerings

         The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from CNL Hospitality Corp. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the
Securities Act of 1933, as amended. Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). As of June 30, 2000, the Company had received subscription proceeds of $235,211,997 (23,521,199 shares) from its 1999 Offering and sale of warrants, including 96,514 shares ($965,145) issued pursuant to the reinvestment plan. The price per share and the other terms of the 1999 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as those for the Initial Offering.

               As of June 30, 2000, net proceeds to the Company from its Initial Offering and 1999 Offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totaled approximately $340,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $224,300,000 in 15 hotel Properties, to pay $7,381,500 as deposits on six additional hotel Properties, to redeem 75,761 Shares of common stock for $696,997 and to pay approximately $20,900,000 in acquisition fees and expenses, leaving approximately $87,000,000 available for investment in Properties and Mortgage Loans.

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

     During the period July 1, 2000 through August 7, 2000, the Company received additional net offering proceeds of approximately $21,000,000 and had approximately $90,000,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 1999 Offering and 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

Redemptions

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem shares, subject to certain conditions and limitations. During the quarter and six months ended June 30, 2000, 48,271 and 62,876 shares, respectively, were redeemed at $9.20 per share ($440,093 and $578,455, respectively) and retired from shares outstanding of common stock.

Indebtedness

         The Company has a line of credit and security agreement in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. As of June 30, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

         In March 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of twenty years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

Market Risk

         The  Company  may  be  subject  to  interest   rate  risk  through  any
outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down any outstanding balances on the line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on its variable line of credit at June 30, 2000 and December 31, 1999.

Property Acquisitions and Investments

         As of December 31, 1998, the Company owned two Properties in the Atlanta, Georgia area which were being operated by Crestline Capital Corp. as Residence Inn(R) by Marriott(R). During 1999, the Company, with Five Arrows Realty Securities II L.L.C., formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), which acquired seven hotel Properties. In order to fund the acquisition of the Properties, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties. In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per share of the Company's common stock.

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

         Additionally, in late 1999, the Company acquired a newly constructed Property located in Mira Mesa, California for approximately $15.5 million. The Property is being operated b a subsidiary of Marriott International, Inc. as a Residence Inn by Marriott.

         On June 1, 2000, the Company acquired two Wyndham hotel Properties located in Billerica, MA, and Denver, Colorado for approximately $43.5 million. These Properties are being operated by Wyndham International, Inc. as Wyndham Hotels.

         Additionally, on June 16, 2000, the Company acquired two Properties located in Palm Desert, California for approximately $30.3 million. These Properties are being operated by the tenant as a Residence Inn by Marriott and a Courtyard by Marriott.

         On July 28, 2000, the Company acquired two Properties located in Gaithersburg, Maryland and Merrifield, Virginia for approximately $34.0 million. The Company has entered into long-term, triple-net leases, as landlord, in connection with each of the Properties. These Properties are being operated by a subsidiary of Marriott International Inc. as a Courtyard by Marriott and a SpringHill Suites by Marriott.

         Hotel Investors, the LLC and the Company, as lessors, have entered into long-term, triple-net leases with operators of Hotel Chains, as described below in "Liquidity Requirements."

Commitments

         As of August 7, 2000, the Company had initial commitments to acquire directly 13 hotel Properties for an anticipated aggregate purchase price of approximately $221 million. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company has a deposit, in the form of a letter of credit, collateralized by a certificate of deposit, amounting to $5 million. In connection with one of the remaining agreements, the
Company   has  a deposit of approximately  $680,000  held  in   escrow.   There
can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of August 7, 2000, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of August 7, 2000, the Company had not entered into any other arrangements creating a reasonable probability a Property, Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At June 30, 2000, the Company had $105,926,387 invested in such short-term investments as compared to $101,972,441 at December 31, 1999. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock in the Initial Offering and the 1999 Offering. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for offering expenses and the acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its line of credit.

         Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, Property acquisitions and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its line of credit and proceeds from its equity offerings. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

Distributions

During the six months ended June 30, 2000 and 1999, the Company generated cash from operations of $14,746,948 and $2,033,757, respectively. Based on cash from operations and dividends due to the Company from Hotel Investors at June 30, 2000 (and received in July 2000), the Company declared and paid distributions to its stockholders of $11,936,334 and $3,052,616 during the six months ended June 30, 2000 and 1999, respectively. In addition, on July 1 and August 1, 2000, the Company declared distributions to stockholders of record on July 1 and August 1, 2000 totaling $2,404,414 and $2,513,813 ($0.0625 per share), respectively, payable in September 2000.

         During the six months ended June 30, 2000 and 1999, approximately 51 percent and 64 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 49 percent and 36 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Related Party Transactions

         During the quarters and six months ended June 30, 2000 and 1999, affiliates of the Company incurred on behalf of the Company $2,841,899 and $1,539,215, respectively ($1,908,121 and $951,717 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively) for certain organizational and offering expenses, $368,037 and $418,353, respectively ($286,082 and $56,505 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively) for certain acquisition expenses, and $438,451 and $169,220, respectively ($306,778 and $107,075 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively) for certain operating expenses. As of June 30, 2000 and 1999, the Company owed the Advisor and other related parties $948,585 and $443,914, respectively, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds from the Company's equity offerings.

         During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $15,947,271 and $15,275,629 at June 30, 2000 and December 31, 1999, respectively.

Other

         As of June 30, 2000 and 1999, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the six months ended June 30, 2000 and 1999, revenues relating to the FF&E Reserve of the Properties directly owned by the Company totaled $480,113 and $126,033, respectively ($320,876 and $65,006 of which was earned during the quarters ended June 30, 2000 and 1999, respectively), of which $100,777 was classified as a receivable at June 30, 2000. For the six months ended June 30, 2000, revenues relating to the FF&E Reserve of the Properties indirectly owned through Hotel Investors totaled $428,309 ($252,088 of which was earned during the quarter ended June 30, 2000), of which $80,107 was classified as a receivable as of June 30, 2000. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                              Results of Operations

          Comparison of quarter and six months ended June 30, 2000 to quarter and six months ended June 30, 1999

         As of June 30, 2000, the Company owned 15 Properties, either directly or indirectly, consisting of land, buildings and equipment and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $1,204,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties, directly or indirectly owned by the Company, have been reported as additional rent for the quarters and six months ended June 30, 2000 and 1999.

         During the six months ended June 30, 2000 and 1999, the Company earned rental income from operating leases and FF&E Reserve revenue of $6,456,916 and $1,612,559, respectively ($3,571,785 and $813,914 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). No contingent rental income was earned for the quarters and six months ended June 30, 2000 and 1999. The increase in rental income and FF&E Reserve income was due to the fact that the Company owned eight Properties during the quarter and six months ended June 30, 2000, as compared to two Properties during the quarter and six months ended June 30, 1999. Because the Company has not yet acquired all of its Properties, revenues for the six months ended June 30, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.

         During 1999, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above in "Liquidity Capital Resources - Property Acquisitions and Investments." In connection with its investment during the six months ended June 30, 2000 and 1999, the Company recorded $1,853,735 and $900,131, respectively, in dividend income and $260,437 and $390,450, respectively, in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,593,298 and $509,681, respectively ($786,284 and $452,377 represented net earnings from this investment for the quarters ended June 30, 2000 and 1999, respectively).

         During the six months ended June 30, 2000 and 1999, the Company also earned $3,961,188 and $907,739, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and other income ($2,191,979 and $614,875 of which was earned during the quarters ended June 30, 2000 and 1999, respectively). The increase in interest income was primarily attributable to increased offering proceeds in the current year being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

     Crestline Capital Corp., which operates and leases two Properties, and City Center Annex Tenant Corporation each contributed more than ten percent of the Company's total rental income. In addition, all of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

    Operating expenses, including interest expense and depreciation and amortization expense, were $3,157,168 and $1,137,450 for the six months ended June 30, 2000 and 1999, respectively ($1,765,588 and $418,917 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively). The increase in the dollar amount of operating expenses during the quarter and six months ended June 30, 2000, as compared to the same periods for 1999, was primarily as a result of the Company and the LLC owning two Properties directly during the quarter and six months ended June 30, 1999 compared to eight properties during the quarter and six months ended June 30, 2000. This resulted in an increase in asset management fees of $217,987 and $294,844, respectively, and an increase in depreciation and amortization expense of $843,846 and $1,506,729, respectively, for the quarter and six months ended June 30, 2000, as compared to the same periods for 1999. Additionally, general operating and administrative expenses increased as a result of Company growth, while interest expense, including loan cost amortization, decreased from $233,330 for the six months ended June 30, 1999 to $16,222 for the six months ended June 30, 2000 ($8,112 and $32,757 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively). The decrease in interest expense was a result of the Company not having any amounts outstanding on its line of credit during the six months ended June 30, 2000.

         Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the Expense Year ended June 30, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk for information related to quantitative and qualitative disclosure about market risk.

                                                       PART II


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities and Use of Proceeds.   Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

(a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 23, 2000 for the purposes of electing the board of directors and voting on the proposals described below.

(b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

(c) Three proposals were submitted to a vote of stockholders as follows:

(1)                         The  stockholders   approved  the  election  of  the
                            following persons as directors of the Company:

                            ------------------------  --------------------------
                                     Name                   For      Withheld
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            James M. Seneff, Jr.        18,133,495   225,706
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            Robert A. Bourne            18,125,344   233,857
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            Charles E. Adams            18,118,671   240,530
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            Mathew W. Kaplan            18,130,608   228,593
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            Craig M. McAllaster         18,128,470   230,731
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            Lawrence A. Dustin          18,130,411   228,790
                            ------------------------  --------------------------
                            ------------------------  --------------------------
                            John A. Griswold            18,121,411   237,790
                            ------------------------  --------------------------

(2) The stockholders approved the proposal to approve amendments to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares with 16,920,872 affirmative votes, 496,270 negative votes and 942,059 abstentions.

(3) The stockholders approved the proposal to approve amendments to the Company's Amended And Restated Articles of Incorporation to expand the class of borrowers to which the Company may make loans with 15,933,913 affirmative votes, 1,092,501 negative votes and 1,312,787 abstentions.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report.

                  1.  Exhibits

3.1      CNL American Realty Fund, Inc.  Amended and Restated  Articles of
               Incorporation (Included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-9943)
               (the "1996 Form S-11") and  incorporated herein by reference).

3.2      CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the
               1996 Form S-11 and incorporated herein by reference).


3.3      CNL American Realty Fund, Inc. Articles of Amendment to the Amended and
               Restated Articles of Incorporation dated June 3, 1998 (Included as Exhibit 3.4 to the 1996 Form S-1 and incorporated herein by reference).

3.4      Articles  of  Amendment  to  the  Amended  and  Restated  Articles  of
               Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference).

3.5      Articles  of  Amendment  to  the  Amended  and  Restated  Articles  of
                Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Included as Exhibit 3.6 to the Registration Statement on Form S-11 (Registration No. 333-89691) and incorporated herein by reference).

4.1      Reinvestment  Plan  (Included  as Exhibit 4.4 to the 1996 Form S-11 and
               incorporated herein by reference).

4.2      CNL  American  Realty   Fund,  Inc. Amended  and  Restated  Articles of
               Incorporation  (Included as Exhibit  3.2 t   the  1996  Form S-11
               and incorporated herein by reference).

4.3      CNL American Realty Fund, Inc.  Bylaws (Included as Exhibit  3.3 to the
               1996 Form S-11 and incorporated herein by reference).

4.4      Articles of Amendment to the Amended and Restated  Articles of  Incorp-
               oration of CNL American Realty Fund, Inc. dated June 3, 1998 (Included as Exhibit 3.4 to the 1996 Form S-11 and incorpo-rated herein by reference).

4.5      Articles of Amendment to the Amended and Restated  Articles of  Incorp-
               oration  of CNL   Hospitality    Properties,    Inc.(Included  as
               Exhibit 3.5 to the 1998 Form S-11 and incorporated herein by reference).

4.6      Articles  of Amendment to the Amended and Restated  Articles of Incorp-
               oration  of CNL   Hospitality    Properties,    Inc.(Included  as
               Exhibit 3.6 to the 1999 Form S-11 and incorporated herein by reference).

10.1     Advisory  Agreement dated as of June 17, 2000 between CNL Hospitality
               Properties, Inc. and CNL Hospitality Corp. (Included as  Exhibit
               10.1 to the 1999 Form S-11 and incorporated herein by reference).

10.2     Indemnification  Agreement  between  CNL Hospitality  Properties,  Inc.
               and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997, C.Brian Strickland, John A. Griswold dated January 7, 1999, Charles E.Adams and Craig M. McAllaster, dated February 10, 1999, Matthew W. Kaplan dated February 24,1999 and Thomas J. Hutchison III dated May 16, 2000
               (Included as Exhibit 10.2 to the March 31, 1999 Form 10-Q and incorporated herein by reference).


10.3     Agreement  of Limited  Partnership  of CNL  Hospitality  Partners,  LP
               (Included as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference).

10.4     Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc.
               and Gwinnett Residence Associates, LLC, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference).

10.5     Assignment  and Assumption  Agreement between CNL Real Estate Advisors,
               Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit
               10.12    to   the  1996   Form   S-11  and incorporated herein by
               reference).

10.6    Hotel Purchase and Sale Contract between CNL Real Estate  Advisors, Inc.
               and Buckhead Residence Associates, LLC, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as
               Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference).

10.7   Assignment  and   Assumption Agreement between CNL Real Estate  Advisors,
               Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as
               Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference).

10.8   Lease  Agreement   between  CNL  Hospitality Partners, LP and STC Leasing
               Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference).

10.9  Lease  Agreement   between  CNL  Hospitality  Partners, LP and STC Leasing
               Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference).

10.10        Master   Revolving   Line of  Credit  Loan Agreement    with    CNL
               Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Included as Exhibit
               10.17   to   the   1996   Form   S-11  and incorporated herein by
               reference).

10.11        Master Loan  Agreement  by  and  between  CNL Hotel Investors, Inc.
               and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Included as Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by reference).

10.12        Securities     Purchase    Agreement    between   CNL   Hospitality
               Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Included as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference).

10.13        Subscription and Stockholders' Agreement among CNL Hotel Investors,
               Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Included as Exhibit 10.20 to the 1996
               Form   S-11  and incorporated herein by reference).




10.14        Registration  Rights  Agreement  by  and between CNL Hospitality
               Properties, Inc. and Five  Arrows  Realty  Securities  II L.L.C.,
               dated   February   24,   1999 (Included  as Exhibit  10.21 to the
               1996 Form  S-11 and  incorporated  herein  by reference).

10.15        First   Amendment  to  Lease   Agreement  between  CNL  Hospitality
               Partners, LP and STC  Leasing   Associates,   LLC,  dated August
               1, 1998, related to the Residence Inn - Gwinnett  Place, (amends
               Exhibit  10.8  above)  and the First  Amendment  to Agreement of
               Guaranty,  dated    August  1,  1998    (amends    Agreement  of
               Guaranty attached  as  Exhibit  I to 10.8  above) (Included   as
               Exhibit 10.15  to  the  September   30,   1999   Form  10-Q  and
               incorporated herein by reference).

10.16        First    Amendment   to   Lease   Agreement between CNL Hospitality
               Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox
               Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends
               Agreement of Guaranty attached as Exhibit I to 10.9 above) (Included as Exhibit 10.16 to the September 30, 1999 Form 10-Q and incorporated herein by reference).

10.17        Lease Agreement between Courtyard Annex, L.L.C.  and  City  Center
               Annex  Tenant Corporation,  dated  November  15, 1999,
               relating to the Courtyard - Philadelphia (Included  as Exhibit
               10.22 to the 1998        Form  S-11 and  incorporated  herein  by
               reference).

10.18        First   Amended  and  Restated   Limited Liability Company
               Agreement of Courtyard   Annex, L.L.C., relating to the Courtyard
                -Philadelphia (Included as Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference).

10.19        Purchase  and  Sale  Agreement   between
             Marriott International, Inc., CBM Annex,
             Inc., Courtyard Annex, Inc., as Sellers,
             and CNL  Hospitality  Partners,  LP,  as
             Purchaser,   dated  November  15,  1999,
             relating to the Courtyard - Philadelphia
             (Included  as Exhibit  10.24 to the 1998
             Form S-11 and incorporated herein by reference).

10.20        Lease Agreement  between CNL Hospitality
             Partners, LP, and RST4 Tenant LLC, dated
             December  10,  1999,   relating  to  the
             Residence  Inn - Mira Mesa  (Included as
             Exhibit 10.25 to the 1998 Form S-11 and incorporated herein by reference).

10.21        Purchase  and  Sale  Agreement   between
             Marriott International, Inc., Towneplace
             Management  Corporation,  and  Residence
             Inn by Marriott,  Inc., as Sellers,  and
             CNL  Hospitality   Partners,   L.P.,  as
             Purchaser,   dated  November  24,  1999,
             relating  to  the  Residence  Inn - Mira
             Mesa  (Included as Exhibit  10.26 to the
             1998 Form S-11 and incorporated herein by reference).

10.22        Lease Agreement  between CNL Hospitality
             Partners,  LP and  WYN  Orlando  Lessee,
             LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Included as
             Exhibit 10.29 to the 1999 Form S-11 and incorporated herein by reference).

10.23        Lease Agreement  between CNL Hospitality
             Partners,  LP and  WYN  Orlando  Lessee,
             LLC, dated May 31, 2000, relating to the
             Wyndham  Billerica  (Included as Exhibit
             10.30   to  the  1999   Form   S-11  and
             incorporated herein by reference).

10.24        Purchase and Sale Agreement  between CNL
             Hospitality  Corp.,  as  Buyer,  and WII
             Denver  Tech,   LLC  and  PAH  Billerica
             Realty  Company,  LLC, as  Sellers,  and
             Wyndham International, Inc., relating to
             the  Wyndham  Denver Tech Center and the
             Wyndham  Billerica  (Included as Exhibit
             10.31   to  the  1999   Form   S-11  and
             incorporated herein by reference).

10.25        Lease Agreement  between CNL Hospitality
             Partners,  LP and RST4 Tenant LLC, dated
             June 17, 2000, relating to the Courtyard
             Palm Desert and the Residence Inn - Palm
             Desert (Included as Exhibit 10.32 to the
             1999  Form  S-11  and   incorporated  by
             reference).

10.26        Purchase and Sale Agreement  between PDH
             Associates  LLC,  as  Seller,   and  CNL
             Hospitality   Corp.,  as  Buyer,   dated
             January  19,   2000,   relating  to  the
             Courtyard   -  Palm   Desert   and   the
             Residence Inn - Palm Desert (Included as
             Exhibit 10.33 to the 1999 Form S-11 and incorporated by reference).

10.27        Amendment to Purchase and Sale Agreement
             between  PDH   Associates  LLC  and  CNL
             Hospitality  Corp.,  dated  January  19,
             2000,   relating  to  Courtyard  -  Palm
             Desert  and  the  Residence  Inn -  Palm
             Desert  (amends   Exhibit  10.23  above)
             (Included  as Exhibit  10.34 to the 1999
             Form    S-11   and    incorporated    by
             reference).

10.28        Assignment    Agreement    between   CNL
             Hospitality  Corp.  and CNL  Hospitality
             Partners,  LP, relating to the Courtyard
             - Palm  Desert and the  Residence  Inn -
             Palm Desert  (Included as Exhibit  10.35
             to the 1999 Form S-11 and incorporated by reference).

10.29        Lease Agreement  between CNL Hospitality
             Partners,  LP and RST4 Tenant LLC, dated
             July   28,   2000,   relating   to   the
             SpringHill    Suites   -    Gaithersburg
             (Included  as Exhibit  10.36 to the 1999
             Form    S-11   and    incorporated    by
             reference).

10.30        Purchase  and  Sale  Agreement   between
             SpringHill SMC  Corporation,  as Seller,
             and CNL  Hospitality  Partners,  LP,  as
             Purchaser,  and  joined  in by  Marriott
             International,   Inc.,  dated  June  30,
             2000,  relating to the SpringHill Suites
             -  Gaithersburg   (Included  as  Exhibit
             10.37   to  the  1999   Form   S-11  and
             incorporated by reference).

10.31        Lease Agreement  between CNL Hospitality
             Partners,  LP and RST4 Tenant LLC, dated
             July 28, 2000, relating to the Residence
             Inn -  Merrifield  (Included  as Exhibit
             10.38   to  the  1999   Form   S-11  and
             incorporated by reference).

10.32        Purchase  and  Sale  Agreement   between
             TownePlace  Management  Corporation  and
             Residence  Inn  by  Marriott,  Inc.,  as
             Sellers,  and CNL Hospitality  Partners,
             LP,  as  Purchaser,  and  joined  in  by
             Marriott   International,   Inc.,  dated
             November  24,  1999,   relating  to  the
             Residence Inn - Merrifield  (Included as
             Exhibit 10.39 to the 1999 Form S-11 and incorporated by reference).








10.33        First  Amendment  to  Purchase  and Sale
             Agreement between TownePlace  Management
             Corporation   and   Residence   Inn   by
             Marriott,    as    Sellers,    and   CNL
             Hospitality Partners,  LP, as Purchaser,
             and joined in by Marriott International,
             Inc., dated November 24, 1999,  relating
             to the  Residence Inn -Mira Mesa and the
             Residence   Inn  -  Merrifield   (amends
             Exhibits    10.21   and   10.29   above)
             (Included  as Exhibit  10.40 to the 1999
             Form    S-11   and    incorporated    by
             reference).

27.      Financial Data Schedule (Filed herewith).

(b)      The Company filed two reports on Forms 8-K during the six months ended
             June 30, 2000 in connection with the acquisition of Properties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DATED this 14th day of August, 2000.

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