Form 10-Q
period 2000-09-30
CNL HOSPITALITY PROPERTIES INC
filed 2000-11-13
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the nine month period ended September 30, 2000
              -----------------------------------------------------

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

                               Maryland 59-3396369
 ------------------------------------------------- -----------------------------
                  (State of other jurisdiction (I.R.S. Employer of incorporation or organization) Identification No.)

                             450 South Orange Avenue
                             Orlando, Florida 32801
 ------------------------------------------------- -----------------------------
               (Address of principal executive offices) (Zip Code)

                          Registrant's telephone number
                      (including area code) (407) 650-1000
                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 46,360,225 shares of common stock, $.01 par value, outstanding as of November 3, 2000.


                                    CONTENTS




Part I                                                                                           Page
   Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets                                                1
             Condensed Consolidated Statements of Earnings                                        2

             Condensed Consolidated Statements of Stockholders' Equity                            3
             Condensed Consolidated Statements of Cash Flows                                      4 - 5
             Notes to Condensed Consolidated Financial Statements                                 6-14

   Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                               15-21

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           22

Part II

   Other Information                                                                              23-29




                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2000     December 31, 1999
                                                                 -----------------------  --------------------
                           ASSETS
Land, buildings and equipment on operating leases, less
    accumulated depreciation of $5,522,091 and $1,603,334,
    respectively                                                         $278,813,679          $112,227,771
Investment in unconsolidated subsidiary                                    37,202,729            38,364,157
Cash and cash equivalents                                                  76,838,139           101,972,441
Restricted cash                                                             1,062,752               275,630
Certificate of deposit                                                      5,000,000             5,000,000
Dividends receivable                                                        1,150,602             1,215,993
Receivables                                                                   482,452               112,184
Prepaid expenses                                                              691,500                41,165
Loan costs, less accumulated amortization of $112,782 and
    $86,627, respectively                                                     124,527                51,969
Accrued rental income                                                         149,643                79,399
Other assets                                                                6,969,135             7,627,565
                                                                      ----------------     ------------------
                                                                         $408,485,158          $266,968,274
                                                                      ================     ==================


                LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable                                                             $  9,684,609              $     --
Accounts payable and accrued expenses                                       1,006,098               405,855
Distributions payable                                                       5,372,782                89,843
Due to related parties                                                      1,281,404               995,500
Security deposits                                                          11,810,719             5,042,054
Rents paid in advance                                                         410,274               255,568
                                                                      ----------------    ------------------
       Total liabilities                                                   29,565,886             6,788,820
                                                                      ----------------    ------------------

Commitments and contingencies (Note 12)

Minority interest                                                                   --             7,124,615
                                                                      ----------------    ------------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                   --                    --
Excess shares,  $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                    --                    --
    Common stock, $.01 par value per share. 150,000,000
       and 60,000,000 authorized shares, respectively;
       issued and outstanding  44,179,244 and 28,902,914
       shares, respectively                                                   441,792               289,029
    Capital in excess of par value                                        390,263,511           256,231,833
    Accumulated distributions in excess of net earnings                    (9,096,245)           (3,466,023)
    Minority    interest    distributions   in   excess   of
       contributions and accumulated earnings                              (2,689,786)                   --
                                                                      ----------------    ------------------
          Total stockholders' equity                                      378,919,272           253,054,839
                                                                      ----------------    ------------------

                                                                         $408,485,158         $ 266,968,274
                                                                      ================    ==================

     See accompanying notes to condensed consolidated financial statements.

                                           CNL HOSPITALITY PROPERTIES, INC.
                                                 AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                     Quarters Ended                          Nine Months Ended
                                                      September 30,                            September 30,
                                               2000                  1999                 2000                1999
                                           --------------       ---------------       -------------        ------------
Revenues:
    Rental income from operating
       leases                                 $5,839,998          $  769,442         $ 11,816,801          $2,255,968
    FF&E Reserve income                          421,658              68,268              901,771             194,301
    Dividend income                              926,831             926,687            2,780,566           1,826,818
    Interest and other income                  1,351,809           1,217,304            5,312,997           2,125,043
                                          ---------------     ---------------      ---------------      --------------
                                               8,540,296           2,981,701           20,812,135           6,402,130
                                          ---------------     ---------------      ---------------      --------------


Expenses:
    Interest and loan cost amortization            9,933               6,592               26,155             239,922
    General operating and
       administrative                            382,216             107,216            1,079,101             421,213
    Professional services                         35,626              16,206              117,263              45,478
    Asset management fees to
       related party                             641,136              19,710            1,003,416              87,146
    Depreciation and amortization              1,956,354             243,178            3,956,498             736,593
                                          ---------------     ---------------      ---------------      --------------
                                               3,025,265             392,902            6,182,433           1,530,352
                                          ---------------     ---------------      ---------------      --------------

Earnings Before Equity in Loss of
    Unconsolidated Subsidiary and
    Minority Interest                          5,515,031           2,588,799           14,629,702           4,871,778

Equity in Loss of Unconsolidated
    Subsidiary After Deduction of
    Preferred Stock Dividends                   (126,190)           (167,283)            (386,627)           (557,733)

Minority Interest                               (137,217)                 --             (403,427)                 --
                                          ---------------     ---------------      ---------------      --------------

Net Earnings                                 $ 5,251,624         $ 2,421,516          $13,839,648          $4,314,045
                                          ===============     ===============      ===============      ==============

Earnings Per Share of Common Stock:
    Basic                                      $    0.13           $    0.13            $    0.38            $   0.34
                                          ===============     ===============      ===============      ==============
    Diluted                                    $    0.13           $    0.12            $    0.37            $   0.33
                                          ===============     ===============      ===============      ==============

Weighted Average Number of Shares
    of Common Stock Outstanding:
               Basic                          41,094,629          19,073,159           36,178,713          12,652,059
                                          ===============     ===============      ===============      ==============
               Diluted                        48,653,567          26,437,719           43,767,651          17,509,791
                                          ===============     ===============      ===============      ==============



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Nine Months Ended September 30, 2000 and Year Ended December 31, 1999

                                                                                                    Minority interest
                                          Common stock                               Accumulated     excess of con-
                                  ------------------------------    Capital in      distributions    tributions and
                                     Number             Par         excess of     in excess of net    accumulated
                                    of Shares          value        par value         earnings          earnings         Total
                                  --------------    ------------  --------------  ----------------- --------------  --------------
Balance at December 31, 1998         4,321,908        $ 43,219     $37,289,402       $ (216,130)    $         --       $37,116,491


Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan               24,593,891         245,939     245,692,968               --               --       245,938,907

Retirement of common stock             (12,885)           (129)       (118,413)              --               --          (118,542)

Stock issuance costs                        --              --     (26,632,124 )             --               --       (26,632,124)

Net earnings                                --              --              --        7,515,988               --         7,515,988

Distributions declared and paid
    ($.72 per share)                        --              --              --      (10,765,881)              --       (10,765,881)
                                  -------------    ------------ ---------------  ---------------   --------------  ----------------

Balance at December 31, 1999        28,902,914         289,029     256,231,833       (3,466,023)              --       253,054,839


Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan               15,403,895         154,039     153,935,981               --               --       154,090,020

Retirement of common stock            (127,565)         (1,276)     (1,172,324)              --               --        (1,173,600)

Stock issuance costs                        --              --     (18,731,979)              --               --       (18,731,979)

Net earnings                                --              --              --       13,839,648               --        13,839,648

Minority interest distributions in
    excess of contributions and
    accumulated earnings                    --              --              --               --       (2,689,786)       (2,689,786)

Distributions declared
    ($.55 per share)                        --              --              --      (19,469,870)              --       (19,469,870)
                                  -------------    ------------ ---------------  ---------------   --------------  ----------------

Balance at September 30, 2000       44,179,244        $441,792   $ 390,263,511     $ (9,096,245)    $ (2,689,786)     $378,919,272
                                  =============    ============ ===============  ===============   ==============  ================




     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended September 30,
                                                                          2000                 1999
                                                                      -------------        -------------
Cash flows from operating activities:
   Net earnings                                                       $ 13,839,648          $ 4,314,045
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
        Depreciation                                                     3,918,757              692,085
        Amortization                                                        63,896              109,984
        Distributions received from investment in
          unconsolidated subsidiary, net
          of equity in loss                                              1,123,687              679,989
        Minority interest                                                  403,427                   --
        Changes in operating assets and
          liabilities:
            Dividends receivable                                            65,391             (951,431)
            Receivables                                                   (370,268)             (38,970)
            Prepaid expenses                                              (650,335)             (44,179)
            Accrued rental income                                          (70,244)             (36,363)
            Accounts payable and accrued
              expenses                                                     600,243              (65,588)
            Due to related parties -  operating expenses                   285,904              (13,965)
            Security deposits                                            6,768,665                   --
            Rents paid in advance                                          154,706               (3,489)
                                                                    ---------------      ---------------

                      Net cash provided by operating activities          26,133,477            4,642,118
                                                                    ---------------      ---------------

Cash flows from investing activities:
    Additions to land, buildings and equipment on
       operating leases                                               (170,504,665)                  --
    Investment in unconsolidated subsidiary                                     --          (37,172,644)
    Increase in restricted cash                                           (787,122)            (167,770)
    Deletions (additions) to other assets                                  658,430           (7,529,504)
                                                                    ---------------      ---------------

                Net cash used in investing activities                 (170,633,357)         (44,869,918)
                                                                    ---------------      ---------------




     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                      Nine Months Ended September 30,
                                                                        2000                 1999
                                                                   ----------------      --------------
Cash flows from financing activities:
    Proceeds from note payable                                          10,000,000                 --
    Repayment of borrowings on line of credit                                   --          (9,600,000)
    Subscriptions received from stockholders                           154,090,020         180,301,963
    Distributions to stockholders                                      (14,280,431)         (6,331,072)
    Distributions to minority interest                                 (10,439,719)                 --
    Retirement of common stock                                          (1,173,600)            (27,600)
    Payment of stock issuance costs                                    (18,731,979)        (19,268,627)
    Other                                                                  (98,713)            (56,163)
                                                                  -----------------     --------------

         Net cash provided by financing activities                     119,365,578         145,018,501
                                                                  -----------------     --------------

Net increase (decrease) in cash and cash equivalents                   (25,134,302)        104,790,701

Cash and cash equivalents at beginning of period                       101,972,441          13,228,923
                                                                  -----------------     --------------

Cash and cash equivalents at end of period                            $ 76,838,139       $118,019,624
                                                                  =================     ==============


Supplemental schedule of non-cash financing activities:

      Distributions declared but not paid to minority
         interest                                                       $  183,343            $    --
                                                                  =================     ==============

      Distributions declared but not paid to
         stockholders                                                  $ 5,189,439            $    --
                                                                  =================     ==============

      Reduction of TIF Note from property
         taxes paid by tenant                                           $  315,391            $    --
                                                                  =================     ==============


     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999


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

Basis  of  Presentation  -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is not expected to have a material impact on the Company's results of operations. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met. We have adopted SAB 101 beginning January 1, 2000 without restatement of prior periods.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

2.     Public Offerings:

On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares available only to stockholders who elected to participate in the Company's reinvestment plan. Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"), which included 2,500,000 shares available only to stockholders who elected to participate in the Company's reinvestment plan. On September 14, 2000, the Company completed the 1999 Offering and commenced an offering of up to 45,000,000 additional shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable
(i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as the Company's Initial Offering and the 1999 Offering. As of September 30, 2000, the Company had received total subscription proceeds from the Initial Offering, the 1999 Offering and the 2000 Offering of $443,001,390 (44,300,139 shares), including $1,369,740 (136,974 shares) through the reinvestment plan. The Company expects to use the net proceeds from the 2000 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.


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

Five Arrows also invested approximately $14 million in the Company through the purchase of common stock pursuant to the Company's Initial Offering and the 1999 Offering, the proceeds of which were used by the Company to fund approximately 38% of its funding commitment to Hotel Investors (See Note 13 - Subsequent Events).

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

3.      Investment in Unconsolidated Subsidiary - Continued:

The following presents condensed financial information for Hotel Investors as of and for the nine months ended and year ended:

                                                                   September 30,       December 31,
                                                                       2000                1999
                                                                 -----------------   ----------------
      Land, buildings and equipment on operating leases, net         $161,600,822      $165,088,059
      Cash and cash equivalents (including restricted cash)             8,445,237         5,172,658
      Loan costs, net                                                     663,188           708,006
      Accrued rental income                                               400,553           283,914
      Prepaid expenses, receivables and other assets                      123,138         3,422,806
      Liabilities                                                      91,079,932        92,229,193
      Redeemable preferred stock - Class A and Class B                 85,361,864        85,361,864
      Stockholders' deficit                                            (5,208,858)       (2,915,614)
      Revenues                                                         14,356,898        13,025,978
      Net earnings                                                      4,936,832         4,104,936
      Preferred stock dividends                                        (5,725,866)       (5,693,642)
      Loss applicable to common stockholders                             (789,034)       (1,588,706)


During the nine months ended September 30, 2000 and 1999, the Company recorded $2,780,566 and $1,826,818, respectively, in dividend income and $386,627 and $557,733, respectively, in equity in loss after deduction of preferred stock dividends resulting in net earnings of $2,393,939 and $1,269,085, respectively, attributable to this investment ($800,641 and $759,404 which represented net earnings from this investment for the quarters ended September 30, 2000 and 1999, respectively).

4.       Other Assets:

Other assets consist of acquisition fees and miscellaneous acquisition expenses that will be allocated to future Properties and deposits.

5.       Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 2000, 127,565 shares of common stock, respectively, were redeemed and retired.

6.       Indebtedness:

The Company has a line of credit in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either
(i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. As of September 30, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

6.       Indebtedness - Continued:

In March 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million, which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of 18 years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

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

During the nine months ended September 30, 2000 and 1999, the Company incurred $18,731,979 and $18,913,477, respectively, in stock issuance costs, including $12,323,459 and $13,224,189, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

8.       Distributions:

For the nine months ended September 30, 2000 and 1999, approximately 54 percent and 73 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and approximately 46 percent and 27 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2000 may not be indicative of the characterization of distributions that may be expected for the year ended December 31, 2000.

9.       Related Party Transactions:

Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

During the nine months ended September 30, 2000 and 1999, the Company incurred $11,553,242 and $12,397,677, respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($11,017,401 and $11,569,902, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 2000 and 1999, the Company incurred $770,217 and $826,512, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

9.       Related Party Transactions - Continued:

CNL Securities Corp. will also receive, in connection with the Company's initial offering of up to 16,500,000 shares of common stock (the "Initial Offering"), a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2000 in the amount of 0.20% of "invested capital," as defined in the Company's prospectus, from the Initial Offering. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. As of September 30, 2000, no such fees had been incurred.

In addition, in connection with its 1999 Offering, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the 1999 Offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. During the nine months ended September 30, 2000, the Company issued approximately 819,000 Soliciting Dealer Warrants to CNL Securities Corp. In addition, as of September 30, 2000, CNL Securities Corp. was entitled to approximately 141,900 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5% of the gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the nine months ended September 30, 2000 and 1999, the Company incurred $6,873,751 and $8,007,241, respectively, of such fees. Additionally, during the nine months ended September 30, 2000, the Company incurred $1,935,794 of such fees as a result of permanent financing used to acquire certain Properties. Acquisition fees are included in land, buildings and equipment on operating leases, investment in unconsolidated subsidiary and other assets.

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described below, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the Expense Years ended September 30, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year, as the Advisor shall determine. During the nine months ended September 30, 2000 and 1999, the Company incurred $1,003,416 and $87,146, respectively, of such fees.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

9.     Related Party Transactions - Continued:

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follow for the nine months ended September 30:

                                                                            2000                      1999
                                                                    ------------------         ----------------
               Stock issuance costs                                      $  3,156,163             $  1,709,008
               General operating and
                   administrative expenses                                    334,850                  150,380
                                                                    ==================         ================
                                                                          $ 3,491,013              $ 1,859,388
                                                                    ==================         ================

The amounts due to related parties consisted of the following at:

                                                                   September 30, 2000          December 31, 1999
                                                                  ---------------------       ------------------
               Due to the Advisor:
                    Expenditures incurred on behalf
                       of the Company for accounting
                       and administrative services                         $  556,626               $  387,690
                    Acquisition fees                                          140,178                  337,797
                    Management fees                                           361,536                   19,642
                                                                    ------------------         ----------------
                                                                            1,058,340                  745,129
                                                                    ------------------         ----------------
               Due to CNL Securities Corp.:
                    Commissions                                               209,075                  229,834
                    Marketing support and due diligence
                       expense reimbursement fee                               13,989                   16,764
                                                                    ------------------         ----------------
                                                                              223,064                  246,598
                                                                    ------------------         ----------------

               Due to other related party                                           --                   3,773
                                                                    ------------------         ----------------
                                                                          $ 1,281,404               $  995,500
                                                                    ==================         ================

During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $16,437,410 and $15,275,629 at September 30, 2000 and December 31, 1999, respectively.

10.      Concentration of Credit Risk:

Crestline Capital Corp. and City Center Annex Tenant Corporation each contributed more than ten percent of the Company's total rental income for the quarter and nine months ended September 30, 2000. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999


11.      Earnings Per Share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the nine months ended September 30, 2000, approximately 7.6 million shares related to the conversion of Hotel Investors' Class A Preferred Stock into the Company's common stock were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. Subsequent to September 30, 2000, the Company entered into a transaction whereby the exchange ratio was set at 157.000609 resulting in 7,588,938 shares of the Company's common stock being considered dilutive (see Note 13 - Subsequent Events). The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period.

The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters and nine months ended September 30:

                                                              Quarters Ended                     Nine Months Ended
                                                         2000               1999            2000                 1999
                                                 --------------    ----------------    ----------------    ------------------
Basic Earnings Per Share:

   Net earnings                                  $   5,251,624     $     2,421,516     $    13,839,648     $       4,314,045
                                                 ==============    ================    ================    ==================


   Weighted average number of shares
      outstanding                                   41,094,629          19,073,159          36,178,713            12,652,059
                                                 ==============    ================    ================    ==================


   Basic earnings per share                      $        0.13     $          0.13     $          0.38     $            0.34
                                                 ==============    ================    ================    ==================


Diluted Earnings Per Share:

   Net earnings                                   $  5,251,624     $     2,421,516     $    13,839,648     $       4,314,045


   Additional income attributable to
      investment in unconsolidated subsidiary
      assuming all Class A Preferred Shares
      were converted                                   850,450             807,823           2,542,894             1,377,703
                                                 --------------    ----------------    ----------------    ------------------


         Adjusted net earnings assuming
         dilution                                   $6,102,074        $  3,229,339        $ 16,382,542           $ 5,691,748
                                                 ==============    ================    ================    ==================


Weighted average number of shares
     outstanding                                    41,094,629          19,073,159          36,178,713            12,652,059


Assumed conversion of Class A Preferred
    Stock                                            7,588,938           7,364,560           7,588,938             4,857,732
                                                  -------------    ----------------    ----------------    ------------------


         Adjusted weighted average number of
             shares outstanding
                                                    48,653,567          26,437,719          43,767,651            17,509,791
                                                 ==============    ================    ================    ==================

Diluted earnings per share                       $        0.13     $          0.12     $          0.37     $            0.33
                                                 ==============    ================    ================    ==================

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999


12.    Commitments and Contingencies:

The Company has commitments to acquire eight hotel Properties for an anticipated aggregate purchase price of approximately $161 million. In connection with these commitments, the Company had deposits of approximately $5.7 million held in escrow as of September 30, 2000.

In connection with the acquisition of two Properties in 1998, the Company may be required to make an additional payment (the "Earnout Amount") of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by an earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of September 30, 2000, approximately $135,000 was payable under this agreement.

In connection with the purchase of two Properties in June 2000, the Company may be required to make an additional payment (the "Earnout Provision") not to exceed $2,471,500 if certain earnout provisions are achieved by the thirty-sixth month following the closing date of the two properties ("Earnout Termination Date"). After the Earnout Termination Date, the Company will no longer be obligated to make any payments under the Earnout Provision. The Earnout Provision is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.33), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of September 30, 2000, no such amounts were payable under this agreement.

In addition, in connection with the acquisition of the 89% interest in the LLC, the Company and the minority interest holder each have the right to obligate the other to sell or buy, respectively, the 11% interest in the LLC. These rights are effective five years after the hotel's opening or November 2004. The price for the 11% interest is equal to 11% of the lesser of (a) an amount equal to the product of 8.5 multiplied times net house profit (defined as total hotel revenues less property expenses) for the 13 period accounting year preceding the notice of the option exercise or (b) the appraised fair market value.

13.   Subsequent Events:

During the period October 1, 2000 through November 3, 2000, the Company received subscription proceeds for an additional 2,060,086 shares ($20,600,862) of common stock.

On October 1, 2000 and November 1, 2000, the Company declared distributions totaling $2,766,393 and $2,877,134, respectively or $0.0625 per share of common stock, payable in December 2000, to stockholders of record on October 1 and November 1, 2000, respectively.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999

13.      Subsequent Events - Continued:

In October 2000, Five Arrows, the Company and Hotel Investors entered into an agreement with the following terms:

o Hotel Investors agreed to redeem 2,104 shares of both Class A Preferred Stock and common stock of Hotel Investors held by Five Arrows for $2,104,000;

o Hotel Investors agreed to redeem 1,653 shares of both Class B Preferred Stock and common stock of Hotel Investors held by the Company for $1,653,000;

o The Company purchased 7,563 shares of both the Class A Preferred Stock and common stock of Hotel Investors from Five Arrows for $11,395,000;

o The Company rescinded 65,285 shares of the Company's common stock owned by Five Arrows for $620,207;

o The remaining Class A Preferred Stock owned by Five Arrows (38,670 shares) and the Company (7,563 shares) were exchanged for an equivalent number of shares of Class E Preferred Stock par value $0.01 ("Class E Preferred Stock") of Hotel Investors;

o Five Arrows granted the following options (1) on or before January 31, 2001, the Company has the option to purchase 7,250 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors held by Five Arrows for $1,000 per pair of Class E Preferred Stock and common stock of Hotel Investors, and (2) provided that the Company purchased all of the shares under the first option, the Company will have the option, until June 30, 2001, to purchase 7,251 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors for $1,000 for each pair. If the Company elects not to purchase the remaining shares under the first and/or second options, Five Arrows will have the right, at certain defined dates, to exchange its shares in Hotel Investors for common stock of the Company at an exchange rate of 157.000609 shares of the Company's common stock for each share of Class E Preferred Stock, subject to adjustment in the event of stock dividends, stock splits and certain other corporate actions by the Company;

o The Company has agreed to pay Five Arrows a fee for agreeing to defer the conversion of its Class A Preferred Stock (prior to its conversion to Class E Preferred Stock) to common stock of the Company. These payments are equivalent to the difference between any distributions received by Five Arrows from Hotel Investors and the distributions that Five Arrows would have received from the Company if Five Arrows had converted its Class A Preferred Stock into the Company's common stock on June 30, 2000;

o Five Arrows has agreed to forfeit its priority cash distributions from Hotel Investors;

o Cash available for distributions of Hotel Investors is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C Preferred Stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares of Hotel Investors.


Upon consummation of this transaction, the Company owns an interest of approximately 53% and Five Arrows owns approximately 47% of Hotel Investors.

On September 12, 2000, the LLC entered into a commitment with a lender to borrow $32.5 million to be secured by a mortgage lien on the real property owned by the LLC known as the Courtyard by Marriott located in Philadelphia, Pennsylvania at a fixed interest rate of 8.29%. It is the Company's intent to close on this loan prior to November 15, 2000.

On November 3, 2000, the Company acquired a Property located in Newark, California for approximately $13.6 million. This Property is being operated by a subsidiary of Marriott International, Inc. as a TownePlace Suites by Marriott. The Company, as lessor, entered into a long-term, triple-net lease in connection with the acquisition of this Property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

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

                         Liquidity and Capital Resources

Common Stock Offerings

The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from CNL Hospitality Corp. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). Upon completion of the 1999 Offering, on September 14, 2000, the Company had received subscription proceeds of $274,998,988 (27,499,899 shares), including $965,194 (96,520) through the
Company's reinvestment plan. Following the completion of the 1999 Offering, the Company commenced a third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). As of September 30, 2000, the Company had received subscription proceeds of $17,929,765 (1,792,977 shares) from its 2000 Offering, including 33,191 shares ($331,909) issued pursuant to the reinvestment plan. The price per share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as those for the Initial Offering and the 1999 Offering.

As of September 30, 2000, net proceeds to the Company from its Initial Offering, 1999 Offering and 2000 Offering of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totaled approximately $390,000,000. The Company has used net proceeds from the offerings to invest, directly or indirectly, approximately $296,000,000 in 22 hotel Properties, to pay $5,680,000 as deposits on four additional hotel Properties, to redeem 140,450 Shares of common stock for approximately $1,292,000 and to pay approximately $24,000,000 in acquisition fees and expenses, leaving approximately $63,000,000 available for investment in Properties and Mortgage Loans.

During the period October 1, 2000 through November 3, 2000, the Company received additional net offering proceeds of approximately $20,600,000 and had approximately $83,600,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the Independent Directors, is 300% of the Company's net assets.

Redemptions

In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 2000, 127,565 shares were redeemed at $9.20 per share ($1,173,600) and retired from shares outstanding of common stock.

Indebtedness

The Company has a line of credit and security agreement in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the London Interbank Offered Rate (LIBOR) or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by an assignment of rents and leases. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of approximately $138,000. As of September 30, 2000 and December 31, 1999, the Company had no amounts outstanding under the line of credit.

In March 2000, the Company through the LLC entered into a Tax Increment Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million, which is collateralized by the LLC's hotel Property. The principal and interest on the TIF Note is expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of 18 years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel property. Interest on the TIF Note is 12.85% and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfall pursuant to its guarantee of the TIF Note.

On September 12, 2000, the LLC entered into a commitment with a lender to borrow $32.5 million to be secured by a mortgage lien on the real property owned by the LLC known as the Courtyard by Marriott located in Philadelphia, Pennsylvania at a fixed interest rate of 8.29%. It is the Company's intent to close on this loan prior to November 15, 2000.

Market Risk

The Company may be subject to interest rate risk through any outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down any outstanding balances on the line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on the Company's variable line of credit at September 30, 2000 and December 31, 1999.

Property Acquisitions and Investments

As of December 31, 1998, the Company owned two Properties in the Atlanta, Georgia area both of which were being operated by Crestline Capital Corp. as Residence Inn(R) by Marriott(R). During 1999, the Company, with Five Arrows Realty Securities II L.L.C., formed a jointly owned real estate investment trust, CNL Hotel Investors, Inc. ("Hotel Investors"), which acquired seven hotel Properties. In order to fund the acquisition of the Properties, Five Arrows invested approximately $48 million and the Company invested approximately $38 million in Hotel Investors. Hotel Investors funded the remaining amount of approximately $88 million with permanent financing, collateralized by Hotel Investors' interests in the Properties. In return for their respective investments, Five Arrows received a 51% common stock interest and the Company received a 49% common stock interest in Hotel Investors. Five Arrows received 48,337 shares of Hotel Investors' 8% Class A cumulative, preferred stock and the Company received 37,979 shares of Hotel Investors' 9.76% Class B cumulative, preferred stock. The Class A Preferred Stock is exchangeable upon demand into common stock of the Company, as determined pursuant to a formula that is intended to make the conversion not dilutive to funds from operations (based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts which means net earnings determined in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures) per share of the Company's common stock.

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

Additionally, in late 1999, the Company acquired a newly constructed Property located in Mira Mesa, California for approximately $15.5 million. The Property is being operated by a subsidiary of Marriott International, Inc. as a Residence Inn by Marriott.

On June 1, 2000, the Company acquired two Wyndham hotel Properties located in Billerica, Massachusetts and Denver, Colorado for approximately $43.5 million. These Properties are being operated by Wyndham International, Inc. as Wyndham Hotels.

On June 16, 2000, the Company acquired two Properties located in Palm Desert, California for approximately $30.3 million. These Properties are being operated by the tenant as a Residence Inn by Marriott and a Courtyard by Marriott.

On July 28, 2000, the Company acquired two Properties located in Gaithersburg, Maryland and Merrifield, Virginia for approximately $34 million. These Properties are being operated by a subsidiary of Marriott International, Inc. as a SpringHill Suites by Marriott and a Residence Inn by Marriott.

On August 22, 2000, the Company acquired five Properties located in Mt. Laurel, New Jersey; Scarborough, Maine; Tewksbury, Massachusetts; Alpharetta, Georgia and Salt Lake City, Utah for approximately $52 million. These Properties are being operated by a subsidiary of Marriott International, Inc. as three TownePlace Suites by Marriott, a Courtyard by Marriott and a Residence Inn by Marriott.

On November 3, 2000, the Company acquired a Property located in Newark, California for approximately $13.6 million. This Property is being operated by a subsidiary of Marriott International, Inc. as a TownePlace Suites by Marriott.

In October 2000, Five Arrows, the Company and Hotel Investors entered into an agreement with the following terms:

o Hotel Investors agreed to redeem 2,104 shares of both Class A Preferred Stock and common stock of Hotel Investors held by Five Arrows for $2,104,000;

o Hotel Investors agreed to redeem 1,653 shares of both Class B Preferred Stock and common stock of Hotel Investors held by the Company for $1,653,000;

o The Company purchased 7,563 shares of both the Class A Preferred Stock and common stock of Hotel Investors from Five Arrows for $11,395,000;

o The Company rescinded 65,285 shares of the Company's common stock owned by Five Arrows for $620,207;

o The remaining Class A Preferred Stock owned by Five Arrows (38,670 shares) and the Company (7,563 shares) were exchanged for an equivalent number of shares of Class E Preferred Stock par value $0.01 ("Class E Preferred Stock") of Hotel Investors;

o Five Arrows granted the following options (1) on or before January 31, 2001, the Company has the option to purchase 7,250 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors held by Five Arrows for $1,000 per pair of Class E Preferred Stock and common stock of Hotel Investors, and (2) provided that the Company purchased all of the shares under the first option, the Company will have the option, until June 30, 2001, to purchase 7,251 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors for $1,000 for each pair. If the Company elects not to purchase the remaining shares under the first and/or second options, Five Arrows will have the right, at certain defined dates, to exchange its shares in Hotel Investors for common stock of the Company at an exchange rate of 157.000609 shares of the Company's common stock for each share of Class E Preferred Stock, subject to adjustment in the event of stock dividends, stock splits and certain other corporate actions by the Company;

o The Company has agreed to pay Five Arrows a fee for agreeing to defer the conversion of its Class A Preferred Stock (prior to its conversion to Class E Preferred Stock) to common stock of the Company. These payments are equivalent to the difference between any distributions received by Five Arrows from Hotel Investors and the distributions that Five Arrows would have received from the Company if Five Arrows had converted its Class A Preferred Stock into the Company's common stock on June 30, 2000;

o Five Arrows has agreed to forfeit its priority cash distributions from Hotel Investors;

o Cash available for distributions of Hotel Investors is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C Preferred Stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8% return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares of Hotel Investors.

Upon consummation of this transaction, the Company owns an interest of approximately 53% and Five Arrows owns approximately 47% of Hotel Investors.

Commitments

As of November 3, 2000, the Company had initial commitments to acquire seven additional hotel Properties for an anticipated aggregate purchase price of approximately $148 million and to invest approximately $25 million in one Property through a joint venture. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the line of credit. In connection with three of these agreements, the Company has a deposit, in the form of a letter of credit, collateralized by a certificate of deposit, amounting to $5 million. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of November 3, 2000, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of November 3, 2000, the Company had not entered into any other arrangements creating a reasonable probability a Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At September 30, 2000, the Company had $76,838,139 invested in such short-term investments as compared to $101,972,441 at December 31, 1999. The decrease in the amount invested in short-term investments was primarily attributable to acquisition of 11 properties during the nine months ended September 30, 2000. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

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

Due to the fact that the Company leases its Properties on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, Property acquisitions and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its line of credit and proceeds from its offering. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

Distributions

During the nine months ended September 30, 2000 and 1999, the Company generated cash from operations of $26,133,477 and $4,642,118, respectively. Based on cash from operations and dividends due to the Company from Hotel Investors at September 30, 2000 (and received in October 2000), the Company declared distributions to its stockholders of $19,469,870 and $6,331,072 during the nine months ended September 30, 2000 and 1999, respectively. In addition, on October 1 and November 1, 2000, the Company declared distributions to stockholders of record on October 1, and November 1, 2000 totaling $2,766,393 and $2,877,134 ($0.0625 per share), respectively, payable in December 2000.

During the nine months ended September 30, 2000 and 1999, approximately 54 percent and 73 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 46 percent and 27 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Due to Related Parties

During the quarters and nine months ended September 30, 2000 and 1999, affiliates of the Company incurred on behalf of the Company $3,258,476 and $2,387,955, respectively ($416,577 and $848,740 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively), for certain organizational and offering expenses, $554,019 and $530,233, respectively ($185,982 and $111,880 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively), for certain acquisition expenses, and $530,944 and $285,847, respectively ($92,493 and $116,627 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively), for certain operating expenses. As of September 30, 2000 and 1999, the Company owed the Advisor and other related parties $1,281,404 and $307,977, respectively, for expenditures incurred on behalf of the Company and for acquisition and other fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds from the Company's equity offerings.

During 1999, the Company opened three bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $16,437,410 and $15,275,629 at September 30, 2000 and December 31, 1999, respectively.

Other

As of September 30, 2000 and 1999, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the nine months ended September 30, 2000 and 1999, revenues relating to the FF&E Reserve of the Properties directly owned by the Company totaled $901,771 and $194,301, respectively ($421,658 and $68,268 of which was earned during the quarters ended September 30, 2000 and 1999, respectively), of which $192,993 was classified as a receivable at September 30, 2000. For the nine months ended September 30, 2000, revenues relating to the FF&E Reserve of the Properties indirectly owned through Hotel Investors totaled $693,224 ($264,916 of which was earned during the quarters ended September 30, 2000), of which $84,748 was classified as a receivable as of September 30, 2000. Due to the fact that the Properties are leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                             Results of Operations

 Comparison of Quarter and Nine Months Ended September 30, 2000 to Quarter and
                      Nine Months Ended September 30, 1999

As of September 30, 2000, the Company owned 22 Properties, either directly or indirectly, consisting of land, buildings and equipment and had entered into long-term, triple-net lease agreements relating to each of these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenants pay contingent rent computed as a percentage of gross sales of the Properties. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties, directly or indirectly owned by the Company, have been reported as additional rent for the quarters and nine months ended September 30, 2000 and 1999.


During the nine months ended September 30, 2000 and 1999, the Company earned rental income from operating leases and FF&E Reserve income of $12,718,572 and $2,450,269, respectively ($6,261,656 and $837,710 of which was earned during the quarters ended September 30, 2000 and 1999, respectively). No contingent rental income was earned for the quarters and nine months ended September 30, 2000 and 1999. The increase in rental income and FF&E Reserve income was due to the fact that the Company owned 15 Properties directly during the quarter and nine months ended September 30, 2000, as compared to two Properties during the quarter and nine months ended September 30, 1999. Because the Company has not yet acquired all of its Properties, revenues for the nine months ended September 30, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.

During 1999, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above in "Liquidity and Capital Resources - Property Acquisitions and Investments." In connection with its investment, during the nine months ended September 30, 2000 and 1999 the Company recorded $2,780,566 and $1,826,818, respectively, in dividend income and $386,627 and $557,733, respectively, in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,939 and $1,269,085, respectively ($800,641 and $759,404 represented net earnings from this investment for the quarters ended September 30, 2000 and 1999, respectively).

During the nine  months  ended  September  30, 2000 and 1999,  the Company  also earned $5,312,997 and $2,125,043, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and other income ($1,351,809 and $1,217,304 of which was earned during the quarters ended September 30, 2000 and 1999, respectively). The increase in interest income was primarily attributable to increased offering proceeds in the current year being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

Crestline Capital Corp. and City Center Annex Tenant Corporation each contributed more than ten percent of the Company's total rental for the quarter and nine months ended September 30, 2000. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

Operating expenses, including interest expense and depreciation and amortization expense, were $6,182,433 and $1,530,352 for the nine months ended September 30, 2000 and 1999, respectively ($3,025,265 and $392,902 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively). The increase in the dollar amount of operating expenses during the quarter and nine months ended September 30, 2000, as compared to the same periods for 1999, was primarily as a result of the Company owning two Properties directly during the quarter and nine months ended September 30, 1999 compared to 15 properties during the quarter and nine months ended September 30, 2000. This resulted in an increase in asset management fees of $621,426 and $916,270, respectively, and an increase in depreciation and amortization expense of $1,713,176 and $3,219,905, respectively, for the quarter and nine months ended September 30, 2000, as compared to the same periods for 1999. Additionally, general operating and administrative expenses increased as a result of Company growth, while interest expense, including loan cost amortization, decreased from $239,922 for the nine months ended September 30, 1999 to $26,155 for the nine months ended September 30, 2000 ($9,933 and $6,592 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively). The decrease in interest expense was a result of the Company not having any amounts outstanding on its line of credit during the nine months ended September 30, 2000.

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

3.2 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the 1996 Form S-11 and incorpo- rated herein by reference).

3.3 CNL American Realty Fund, Inc. Articles of Amend- ment to the Amended and Restated Articles of Incorporation dated June 3, 1998 (Included as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference).

3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference).

3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Included as Exhibit 3.6 to the Registration Statement on Form S-11 (Registration No.333-89691) (the "1999 Form S-11") and incorporated herein by reference).

3.6 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Included as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference).

4.1 Reinvestment Plan (Included as Exhibit 4.4 to the 1996 Form S-11 and incorporated herein by reference).

4.2  CNL  American   Realty  Fund,  Inc.   Amended  and  Restated   Articles  of
Incorporation (Included as Exhibit 3.2 to the 1996 Form S-11 and incor- porated herein by reference).

4.3 CNL American Realty Fund, Inc. Bylaws (Included as Exhibit 3.3 to the 1996 Form S-11 and incorpo- rated herein by reference).

4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Included as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference).

4.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Included as Exhibit 3.5 to the 1998 Form S-11 and incorporated herein by reference).

4.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Prop- erties, Inc. dated June 27, 1999 (Included as Exhibit
3.6 to the 1999 Form S-11 and incorporated herein by reference).

4.7 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Included as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference).

10.1 Advisory Agreement dated as of June 17, 2000 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Included as Exhibit 10.2 to the 1999 Form S-11 and incorporated herein by ref- erence).

10.2 Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and / or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E.Rose, dated July 9, 1997,
C. Brian Strickland dated October 31, 1998, John A. Griswold dated January 7, 1999, Charles E. Adams and Craig M. McAllaster, dated February 10, 1999, Matthew
W. Kaplan dated February 24, 1999 and Thomas J. Hutchison III dated May 16, 2000 (Included as Exhibit 10.2 to the March 31, 1999 Form 10-Q and incorporated herein by reference).

10.3 Agreement of Limited Partnership of CNL Hospitality Partners, LP (Included as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference).

10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn (R) - Gwinnett Place (Included as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference).

10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn (R) - Gwinnett Place (Included as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference).

10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn (R) - Buckhead (Lenox Park) (Included as Exhibit 10.13 to the 1996 Form S-11 and incorporated here- in by reference).

10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc.and CNL Hospitality Partners, LP, relating to the Residence Inn (R) - Buckhead (Lenox Park) (Included as Exhibit 10.14 to the 1996 Form S-11 and incorporated here- in by reference).

10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Gwinnett Place (Included as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference).

10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn(R) - Buckhead (Lenox Park) (Included as Exhibit 10.16 to the 1996 Form S-11 and incorpo- rated herein by reference).


10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Included as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference).

10.11 Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Included as
Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by refe- rence).

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

10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above)(Included as Exhibit 10.15 to the September 30, 1999 Form 10-Q and incorporated herein by reference).

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

10.17 Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the relating to theCourtyard - Philadelphia (Included as Exhibit 10.22 to the 1998 Form S-11 and incorporated herein by reference).

10.18 First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Incl uded as
Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference).

10.19 Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Included as Exhibit 10.24 to the 1998 Form S-11 and incorporated herein by reference).

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

10.22 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Included as Exhibit 10.29 to the 1998 Form S-11 and incorporated herein by reference).

10.23 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Included as
Exhibit 10.30 to the 1998 Form S-11 and incorporated herein by reference).

10.24 Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Included as Exhibit 10.31 to the 1998 Form S-11 and incorporated herein by reference).

10.25 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Included as Exhibit 10.32 to the 1999 Form S-11 and incorporated by reference).

10.26 Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Included as Exhibit 10.33 to the 1999 Form S-11 and incorporated by reference).

10.27 Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard - Palm Desert and the Residence Inn - Palm Desert (amends Exhibit 10.26 above) (Included as Exhibit 10.34 to the 1999 Form S-11 and incorporated by reference).

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


10.33 First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn -Mira Mesa and the Residence Inn - Merrifield (amends Exhibits 10.21 and 10.32 above) (Included as
Exhibit 10.40 to the 1999 Form S-11 and incorporated by reference).

10.34 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard - Alpharetta (Included as
Exhibit 10.41 to the 1999 Form S-11 and incorporated by reference).

10.35 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn - Cottonwood (Included as
Exhibit 10.42 to the 1999 Form S-11 and incorporated by reference).


10.36 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Mt. Laurel (Included as Exhibit 10.43 to the 1999 Form S-11 and incorporated by reference).

10.37 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Scarborough (Included as Exhibit 10.44 to the 1999 Form S-11 and incorporated by reference).

10.38 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Tewksbury (Included as Exhibit 10.45 to the 1999 Form S-11 and incorporated by reference).

10.39 Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Included as Exhibit 10.46 to the 1999 Form S-11 and incorporated by reference).

10.40 First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Included as Exhibit 10.47 to the 1999 Form S-11 and incorporated by reference).

27.  Financial Data Schedule (Filed herewith).

(b) The Company filed two reports on Forms 8-K, on August 7, 2000 and September 6, 200000 in connection with the acquisition of Properties.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DATED this 10th day of November, 2000.


                               CNL HOSPITALITY PROPERTIES, INC.

                               By:      /s/ James M. Seneff, Jr.
                               JAMES M. SENEFF, JR.
                               Chairman of the Board and
                               Chief Executive Officer
                               (Principal Executive Officer)

                               By:      /s/ C. Brian Strickland
                               C. BRIAN STRICKLAND
                               Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)