Form 10-K
period 2000-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2001-03-01
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No --

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. As of February 22, 2001, 53,913,501 shares were beneficially owned by non-affiliates. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of Shares of common stock outstanding as of February 22, 2001, was 53,913,501.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2001.

                                    CONTENTS

                                                                                                   Page
Part I
    Item 1.     Business                                                                             2
    Item 2.     Properties                                                                           8
    Item 3.     Legal Proceedings                                                                    9
    Item 4.     Submission of Matters to a Vote of Security Holders                                  9

Part II
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters               10
    Item 6.     Selected Financial Data                                                             11
    Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                       12
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                          21
    Item 8.     Financial Statements and Supplementary Data                                         22
    Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                        45

Part III.
    Item 10.    Directors and Executive Officers of the Registrant                                  45
    Item 11.    Executive Compensation                                                              45
    Item 12.    Security Ownership of Certain Beneficial Owners and Management                      45
    Item 13.    Certain Relationships and Related Transactions                                      45

Part IV.
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                     45

Signatures.                                                                                         51

Schedule III - Real Estate and Accumulated Depreciation                                             53

Exhibits                                                                                            56


                                     PART I

Item 1.  Business

        CNL Hospitality Properties, Inc. was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership (the "Partnership") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, are owned by CNL Hospitality Properties, Inc. through the Partnership. Various other wholly-owned subsidiaries have been formed for purposes of acquiring or developing hotel properties. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investors, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.), CNL LLB LP Holding, Ltd., and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term (generally, 5 to 20 years, plus renewal options generally for up to an additional 20 years), "triple-net" basis, which means that the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance. The Properties are leased either (i) to operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"), or
(ii) to indirect, wholly-owned subsidiaries of the Company with management of the Properties to be performed by third-party Hotel Chain operators, as permitted by the Work Incentives Act of 1999, also known as the REIT Modernization Act of 1999 ("RMA"). In November 1999, Congress passed the RMA, effective January 1, 2001, which, among other things, allows REITs to own a taxable REIT subsidiary ("TRS"). A TRS may lease lodging facilities from its affiliated REIT. The Company, consistent with the requirements of the RMA, formed two subsidiaries (one owned directly and one indirectly through a joint venture) which made elections to be treated as TRS's, to act as tenants.

         The Company structures the leases of its Properties to provide for payment of base rent with (i) automatic increases in base rent and /or (ii) percentage rent based on a percentage of gross sales above a specified level. The Company may also provide Mortgage Loans (the "Mortgage Loans") in the aggregate principal amount of approximately 5 percent to 10 percent of the gross offering proceeds. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10 percent of gross proceeds from the Company's offerings of Shares of common stock.

         On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock (the "Shares") ($165,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the
Securities Act of 1933, as amended. Of the 16,500,000 Shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan (the "Reinvestment Plan"). Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 Shares), including $72,637 (7,264 Shares) through the Company's Reinvestment Plan. Following the completion of its Initial Offering, the Company commenced a second offering (the "1999 Offering") of up to 27,500,000 Shares of common stock ($275,000,000). Upon completion of the 1999 Offering, on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 Shares) from its 1999 Offering, including $965,194 (96,520 Shares) issued pursuant to the Reinvestment Plan. Following the completion of the 1999 Offering, the Company commenced a third offering (the "2000 Offering") of up to 45,000,000 Shares of common stock ($450,000,000). Of the 45,000,000 Shares of common stock offered, up to 5,000,000 will be available to stockholders purchasing Shares through the Reinvestment Plan. The price per Share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as those for the Initial Offering and 1999 Offering. As of December 31, 2000, the Company had received subscription proceeds of $67,570,406 (6,757,040 Shares) from its 2000 Offering, including $702,339 (70,233 Shares) issued pursuant to the Reinvestment Plan.

         As of December 31, 2000, net proceeds to the Company from its Initial Offering, 1999 Offering and 2000 Offering of Shares, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $615,052,000. The Company has used approximately $332,202,000 of net offering proceeds and $179,952,000 of loan proceeds to invest in 28 hotel Properties, including two on which hotel Properties are being constructed, approximately $8,800,000 to invest in a joint venture, approximately $26,300,000 to acquire an additional 22 percent ownership in Hotel Investors, approximately $2,622,000 to redeem 282,161 Shares of common stock and approximately $29,300,000 to pay acquisition fees and expenses, leaving approximately $35,900,000 available for investment in Properties and Mortgage Loans.

         During the period January 1, 2001 through February 22, 2001, the Company received additional net offering proceeds of approximately $46,300,000 and had approximately $57,100,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it Shares on a national securities exchange or over-the-counter market, although there is no assurance that such a listing ("Listing") will occur. If Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

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

        In November 1999, Congress passed the RMA, which allows a REIT to own 100 percent of the stock of a TRS. A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA are effective January 1, 2001. The Company, consistent with the provisions of the RMA, formed two subsidiaries, which made elections to be treated as TRS's(one directly owned and one indirectly owned through a joint venture), to act as tenants.

         For the next two to seven years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of Secured Equipment Leases to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the line of credit. The Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to invest in additional Properties, Mortgage Loans and Secured Equipment Leases. The Company's Articles of Incorporation provide, however, that if Listing does not occur, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders.

         In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

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

Leases

         As of December 31, 2000, the Company had acquired directly or through its subsidiaries 29 Properties, including two Properties on which hotels are being constructed, and one Property through a joint venture, on which a resort is being constructed, which are subject to long-term, "triple-net" leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. The leases of the Properties generally provide for initial terms of 5 to 20 years and expire between 2014 and 2021. The leases are on a "triple-net" basis, and in most cases the tenants are required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also are required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $716,000 to $6,500,000. In addition to minimum rent, the tenant must generally pay the Company "percentage rent" and/or automatic increases in the minimum annual rent at predetermined intervals during the term of the lease. Percentage rent is generally computed as a percentage of the gross sales above a specified level at a particular Property. The leases of the Properties also provide for the tenant to fund, in addition to its lease payment, a reserve fund up to a pre-determined amount. Generally, money in that fund is owned by the Company and may be used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

         Generally, the leases provide for up to four, five to ten-year renewal options. During the initial term of each lease, the tenant must pay the Company, as landlord, minimum annual rent equal to a specified percentage of the Company's cost of purchasing the Property payable in monthly installments. If the Company is acquiring a Property that is to be constructed or renovated pursuant to a development agreement, the costs of purchasing the Property will include the purchase price of the land, including all fees, costs, and expenses paid by the Company in connection with its purchase of the land, and all fees, costs, and expenses disbursed by the Company for construction of building improvements. In addition to the minimum annual rent, the leases generally provide for percentage rent based on a percentage of the gross sales above a specified amount to be paid by the tenant.

Major Tenants

         Crestline Capital Corporation, City Center Annex Tenant Corporation and WI Leasing, LLC each contributed more than 10 percent of the Company's total rental income for the year ended December 31, 2000. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contribution by these lessees will decrease as additional Properties are acquired and leased during 2001 and subsequent years.

Joint Venture Arrangements

         Hotel Investors. During 1999, Five Arrows Realty Securities II LLC ("Five Arrows") and the Company invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning 49 percent and Five Arrows owning 51 percent of Hotel Investors. Five Arrows owned 48,337 shares of 8 percent Class A cumulative preferred stock ("Class A Preferred Stock") of Hotel Investors and the Company owned 37,979 shares of 9.76 percent Class B cumulative preferred stock ("Class B Preferred Stock") of Hotel Investors. The Class A Preferred Stock was exchangeable upon demand into common stock of the Company, using an exchange ratio based on the relationship between the Company's operating results and that of Hotel Investors.

         In October 2000, Five Arrows, the Company and Hotel Investors entered into an agreement ("Initial Transaction") with the following terms:

o Hotel Investors agreed to redeem 2,104 shares of both Class A Preferred Stock and common stock of Hotel Investors held by Five Arrows for $2,104,000;
o Hotel Investors agreed to redeem 1,653 shares of Class B Preferred Stock and an aggregate of 10,115 shares of common stock of Hotel Investors held by the Company for $1,653,000;
o The Company purchased 7,563 shares of both the Class A Preferred Stock and common stock of Hotel Investors from Five Arrows for $11,395,000;
o The Company repurchased 65,285 shares of the Company's common stock owned by Five Arrows for $620,207;
o The remaining Class A Preferred Stock owned by Five Arrows (38,670 shares) and the Company (7,563 shares) were exchanged for an equivalent number of shares of Class E Preferred Stock par value $0.01 ("Class E Preferred Stock") of Hotel Investors;
o Five Arrows granted the following options (1) on or before January 31, 2001, the Company had the option to purchase 7,250 shares of Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors held by Five Arrows for $1,000 per pair of Class E Preferred Stock and common stock of Hotel Investors, and (2) provided that the Company purchased all of the shares under the first option, the Company would have the option, until June 30, 2001, to purchase 7,251 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors for $1,000 for each pair;
o The Company has agreed to pay Five Arrows additional consideration for agreeing to defer the conversion of its Class A Preferred Stock (prior to its conversion to Class E Preferred Stock) to common stock of the Company. These payments are equivalent to the difference between any distributions received by Five Arrows from Hotel Investors and the distributions that Five Arrows would have received from the Company if Five Arrows had converted its Class A Preferred Stock into the Company's common stock on June 30, 2000;
o Five Arrows has agreed to forfeit its priority cash distributions from Hotel Investors;
o Cash available for distributions of Hotel Investors is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8 percent return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares of Hotel Investors.

         On December 29, 2000, the Company exercised its two options to acquire 14,501 shares of Class E Preferred Stock and common stock ("Option Transaction") owned by Five Arrows. As of December 31, 2000, after the Initial Transaction and the Option Transaction, the Company owned approximately 71 percent and Five Arrows owned approximately 29 percent of Hotel Investors. The total amount paid by the Company for the additional 22 percent interest was approximately $26.3 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Hotel Investors have been included in the Company's consolidated statement of earnings from the date of acquisition (October 2000). The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment) of approximately $5.5 million has been reflected in land, buildings and equipment on operating leases in the accompanying consolidated balance sheet.

         During the nine months ended September 30, 2000, prior to the consolidation of Hotel Investors, the Company recorded $2,780,063 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,436 attributable to its investment in Hotel Investors. During the year ended December 31, 1999, the Company recorded $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,975,040 attributable to the investment.

         Desert Ridge. On December 21, 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC, a joint venture (the "Desert Ridge Joint Venture") with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company (the "Resort Owner") that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. The Company made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. On December 21, 2000, the Resort Owner obtained permanent financing from a third party lender for $179 million, secured by a mortgage on the Desert Ridge Property. The notes have a term of seven years with interest payable quarterly in arrears commencing on March 2, 2001. Interest with respect to $109 million of the notes is payable at a rate of
7.90 percent per annum, while interest with respect to $70 million of the notes is payable at a floating rate equal to 185 basis points above the three-month London Interbank Offered Rate ("LIBOR"). The blended fixed rate of interest after an interest rate swap is 9.48 percent. All unpaid interest and principal will be due at maturity. In addition, an affiliate of Marriott International, Inc. will provide financing for 19 percent of the costs to the Desert Ridge Joint Venture, secured by pledges of the co-venturers' equity contributions to the Desert Ridge Joint Venture. This investment is accounted for using the equity method of accounting.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the line of credit and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives the asset management fee, which is payable monthly in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of 0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of the line of credit, equal to 2 percent of the purchase price of the equipment subject to each Secured Equipment Lease. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5 percent of gross proceeds, loan proceeds from permanent financing and the line of credit that are used to acquire Properties, but excluding loan proceeds used to finance Secured Equipment Leases.

         The Advisory Agreement continues until June 16, 2001, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowings

         The Company has a line of credit ("Line of Credit") which allows the Company to receive advances of up to $30,000,000 until July 30, 2003. Interest on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the LIBOR or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by an assignment of rents and leases. Advances on the Line of Credit are subject to absolute discretion of the lender. As of December 31, 2000 and 1999, the Company had no amounts outstanding under the Line of Credit.

         In March 2000, the Company through CNL Philadelphia Annex, LLC ("LLC") entered into a Tax Incremental Financing Agreement with the Philadelphia Authority for Industrial Development ("TIF Note") for $10 million, which is collateralized by the LLC's hotel Property. The principal and interest on the TIF note are expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of 18 years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel Property. Implicit interest on the TIF Note is 12.85 percent and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfalls pursuant to its guarantee of the TIF Note. As of December 31, 2000, approximately $9,685,000 was outstanding on the TIF Note.

         In November 2000, the Company secured permanent financing for the Courtyard(R) by Marriott(R) in Philadelphia, Pennsylvania in the amount of $32.5 million. The loan is collateralized by the hotel Property and monthly rents derived from the tenant of the hotel Property. The loan agreement requires monthly payments, representing interest only, through November 2001 and then principal and interest payments of $257,116 to maturity. The loan bears interest of 8.29 percent and matures in December 2007, at which time any unpaid principal and interest will become due. As of December 31, 2000, $32.5 million was outstanding on the loan.

         In November 2000, the Company entered into a construction line of credit ("Construction LOC") totaling $55 million, which is collateralized by land and building improvements of two of the Properties under construction and two hotel Properties located in Georgia. Borrowings under the Construction LOC bear interest at LIBOR plus 275 basis points. Interest only payments are due monthly through maturity, November 15, 2003, at which time any remaining principal and interest become due. As of December 31, 2000, approximately $9,897,000 was outstanding on the Construction LOC.

         In December 2000, the Company secured permanent financing for three hotel Properties located in Orlando, Florida in the amount of $50 million. The loans are collateralized by the hotel Properties and monthly rents derived from the tenants of such hotel Properties. The loan agreements require monthly interest only payments of approximately $347,000 through 2007. The loans bear interest of 8.335 percent and mature in 2007, at which time the principal and any unpaid interest will become due. As of December 31, 2000, $50 million was outstanding on the loans.

         As of December 31, 2000, Hotel Investors had notes payable totaling approximately $87,555,000, which are collateralized by seven hotel Properties and the monthly rents relating to such Properties. The loan agreements require monthly principal and interest payments totaling approximately $660,000. The loans bear interest ranging from 7.50 percent to 7.75 percent and mature July 31, 2009, at which time any unpaid principal and interest will become due.

         The Company expects to use net proceeds it receives from the 2000 Offering to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently plans to increase its borrowing capacity under the Line of Credit from $30 million to $75 million, and, in addition, obtain additional permanent financing. The Line of Credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the Line of Credit will be $75 million and that the aggregate amount of any permanent financing will not exceed 30 percent of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets.

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

Item 2.  Properties

         As of December 31, 2000, the Company owned directly and through its subsidiaries 29 hotel Properties, located in 15 states, including two Properties on which hotels are being constructed, and one Property through a joint venture, on which a resort is being constructed. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the directly owned Properties and their respective costs, including acquisition fees and certain acquisition expenses. The Company is currently negotiating to acquire additional Properties.

         Generally, Properties acquired or to be acquired by the Company consist of both land and building; although in some cases, the Company may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. The 29 Properties directly or indirectly owned by the Company as of December 31, 2000, conform generally to the following specifications of size, cost, and type of land and buildings.

         Hotel Properties. The lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing. The hotel sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.

         The hotel buildings generally are mid-rise construction. The Properties consist of limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities. The Properties include equipment. In addition, the Properties held conform to the Hotel Chain's approved design concepts.

         The tenants generally are required by the lease agreements to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment so as to comply with the tenant's or manager's obligations under the franchise agreement to reflect the current commercial image of the Hotel Chain. These capital expenditures generally will be paid by the tenant during the term of the lease. Some Property leases however, obligate the tenant to fund, in addition to its lease payment, a reserve fund up to a pre-determined amount. Generally, money in that fund is owned by the Company and may be used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

         As of December 31, 2000, 15 Properties (including three under construction) were pledged as collateral under the Company's financing arrangements. For more detailed information relating to these arrangements, see "Item 1. Business - Borrowings".

         The following table lists the number of Properties owned, directly or indirectly through joint ventures, by the Company as of December 31, 2000, by state and includes properties under construction. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

                     State                          Total Number of Properties
        ---------------------------------        -------------------------------
        Arizona                                                  3*
        California                                               4
        Colorado                                                 1
        Florida                                                  5**
        Georgia                                                  3
        Maine                                                    1
        Massachusetts                                            2
        Maryland                                                 1
        Nevada                                                   1
        New Jersey                                               1
        Pennsylvania                                             1
        Texas                                                    3
        Utah                                                     1
        Virginia                                                 1
        Washington                                               1
        ---------------------------------        -------------------------------
        Total Number of Properties                              29
        =================================        ===============================
        *  Includes  one   Property   owned by a joint  venture  currently under
           construction.
        ** Includes two Properties currently under construction.

         Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Crestline Capital Corporation leases five Properties owned by the Company. Properties include a Residence Inn(R) by Marriott(R), three TownePlace Suites(TM) by Marriott(R) and one Courtyard(R) by Marriott(R). The initial term of each lease is approximately 19 years (expiring in 2019) and the aggregate minimum base annual rent is approximately $5,237,000.

         City Center Annex Tenant Corporation leases the Courtyard(R) by Marriott(R) Property in Philadelphia, Pennsylvania. The initial term of the lease is 15 years (expiring in 2015) and the aggregate minimum base annual rent is approximately $6,500,000.

         WI Leasing, LLC leases seven Properties owned by Hotel Investors. Properties include three Residence Inns(R) by Marriott(R), three Courtyards(R) by Marriott(R) and one Marriott Suites(R). The initial term of each lease is approximately 19 years (expiring in 2018) and the aggregate minimum base annual rent is approximately $17,500,000.

         Management   considers  the  Properties  to  be   well-maintained   and
sufficient for the Company's operations.

Item 3.  Legal Proceedings

         Neither the Company, nor any of its subsidiaries, nor any of their respective Properties, is a party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        As of February 22, 2001, there were 17,062 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within two to seven years, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. The Company is not aware of trades in its Shares other than purchases made in its public offering and redemptions of Shares by the Company. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available. The price to be paid for any Share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. For the years ended December 31, 2000 and 1999, 269,276 and 12,885 Shares, respectively, were retired pursuant to the redemption plan.

         As of December 31, 2000, the offering price per Share was $10.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2000 and 1999, the Company declared cash distributions of $28,082,275 and $10,765,881, respectively, to the stockholders. No amounts distributed to stockholders for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per Share:

2000 Quarter                                  First        Second         Third        Fourth         Year
------------                                ---------    ----------     ---------    ----------    -----------
Total distributions declared               $5,522,124    $6,414,210    $7,533,536    $8,612,405    $28,082,275
Distributions per Share                         0.181         0.181         0.188         0.188          0.738

1999 Quarter                                  First        Second         Third        Fourth         Year
------------                                ---------    ----------     ---------    ----------    -----------

Total distributions declared                 $998,652    $2,053,964    $3,278,456    $4,434,809    $10,765,881
Distributions per Share                         0.175         0.181         0.181         0.181          0.718



         On January 1, 2001 and February 1, 2001, the Company declared distributions totaling $3,120,827 and $3,217,630, respectively, or $0.06354 per Share of common stock, payable in March 2001, to stockholders of record on January 1, 2001 and February 1, 2001, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

Item 6.  Selected Financial Data

                                                  2000                1999              1998           1997 (1)(4)     1996(1)(2)(4)
                                             ----------------    ---------------    --------------    --------------  --------------

 Year Ended December 31:

   Revenues                                     $36,099,219        $10,677,505        $1,955,461          $ 46,071             $  --
   Net earnings                                  20,670,462          7,515,988           958,939            22,852                --
     Cash flows from operating activities        43,650,561         12,890,161         2,776,965            22,469                --
     Cash flows from investing activities      (334,236,686)      (130,231,475)      (34,510,982)         (463,470)               --
     Cash flows from financing activities       238,811,538        206,084,832        36,093,102         9,308,755                --
     Cash distributions declared                 28,082,275         10,765,881         1,168,145            29,776                --
      Funds from operations (3)                  30,316,348         10,478,103         1,343,105            22,852                --
      Earning per Share:
                  Basic                                0.53               0.47              0.40              0.03                --
                  Diluted                              0.53               0.45              0.40              0.03                --
     Cash distributions declared per Share             0.74               0.72              0.47              0.05                --
     Weighted average number of Shares
                  outstanding:
                  Basic                          38,698,066         15,890,212         2,402,344           686,063                --
                  Diluted                        45,885,742         21,437,859         2,402,344           686,063                --
      At December 31:
           Total assets                        $653,962,058       $266,968,274       $48,856,690        $9,443,476          $598,190
           Mortgages payable                    170,055,326                 --                --                --                --
           Other notes payable                   19,581,950                 --                --                --                --
           Total stockholders' equity           419,288,998        253,054,839        37,116,491         9,233,917           200,000



(1)      No operations  commenced until  the  Company received  minimum offering
         proceeds  and  funds  were   released  from escrow on October 15, 1997.

(2) Selected financial data for 1996 represents the period June 12, 1996 (date of inception) through December 31, 1996.

(3) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 2000, 1999 and 1998, net earnings included $117,282, $35,238 and $44,160, respectively, of these amounts. No such amounts were earned during 1997.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(4) The weighted average number of Shares outstanding is based upon the period the Company was operational.

Item 7.   Management's  Discussion   and   Analysis  of  Financial Condition and
          Results of Operations

         The following information that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's Line of Credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of such tenants and borrowers to make payments under their respective leases, Mortgage Loans and Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

The Company

        CNL Hospitality Properties, Inc. was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership (the "Partnership") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, are owned by CNL Hospitality Properties, Inc. through the Partnership. Various other wholly-owned subsidiaries have been formed for purposes of acquiring or developing hotel Properties. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investors, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.), CNL LLB LP Holding, Ltd. and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

         The Company may also provide mortgage financing and furniture, fixture and equipment financing to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10 percent of gross proceeds from the Company's offerings of Shares of common stock.

                         Liquidity and Capital Resources

Common Stock Offerings

         The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 Shares of common stock from CNL Hospitality Corp. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 Shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 16,500,000 Shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's Reinvestment Plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 Shares), including $72,637 (7,264 Shares) through the
Company's Reinvestment Plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 Shares of common stock ($275,000,000). Upon completion of the 1999 Offering, on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 Shares) from its 1999 Offering, including $965,194 (96,520 Shares) issued pursuant to the Reinvestment Plan. Following the completion of the 1999 Offering on September 14, 2000, the Company commenced a third offering of up to 45,000,000 Shares of common stock ($450,000,000). Of the 45,000,000 Shares of common stock offered, up to 5,000,000 will be available to stockholders purchasing Shares through the Reinvestment Plan. The price per Share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Initial Offering and 1999 Offering. As of December 31, 2000, the Company had received subscription proceeds of $67,570,406 (6,757,040 Shares) from its 2000 Offering, including $702,339
(70,233 Shares) issued pursuant to the Reinvestment Plan.

         As of December 31, 2000, net proceeds to the Company from its Initial Offering, 1999 Offering and 2000 Offering of Shares, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $615,052,000. The Company has used approximately $332,202,000 of net offering proceeds and $179,952,000 of loan proceeds to invest in 28 hotel Properties, including two on which hotel Properties are being constructed, approximately $8,800,000 to invest in a joint venture, approximately $26,300,000 to acquire an additional 22 percent ownership in Hotel Investors, approximately $2,622,000 to redeem 282,161 Shares of common stock and approximately $29,300,000 to pay acquisition fees and expenses, leaving approximately $35,900,000 available for investment in Properties and Mortgage Loans.

         During the period January 1, 2001 through February 22, 2001, the Company received additional net offering proceeds of approximately $46,300,000 and had approximately $57,100,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 Line of Credit available, as described below. Borrowings on the Line of Credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets.

Redemptions

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem Shares, subject to certain conditions and limitations. During the years ended December 31, 2000 and 1999, 269,276 Shares and 12,885 Shares, respectively, were redeemed at $2,503,484 and $118,542, respectively, and retired from Shares outstanding of common stock. No Shares were redeemed in 1998 or 1997.

Borrowings

         The Company has a Line of Credit which allows the Company to receive advances of up to $30,000,000 until July 30, 2003. Interest on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the LIBOR or (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by an assignment of rents and leases. Advances on the Line of Credit are subject to absolute discretion of the lender. As of December 31, 2000 and 1999, the Company had no amounts outstanding under the line of credit.

         In March 2000, the Company, through the LLC, entered into a Tax Incremental Financing Agreement with the Philadelphia Authority for Industrial Development for $10 million, which is collateralized by the LLC's hotel Property. The principal and interest on the TIF note are expected to be fully paid by the LLC's hotel Property's incremental property taxes over a period of 18 years. The payment of the incremental property taxes is the responsibility of the tenant of the hotel Property. Implicit interest on the TIF Note is 12.85 percent and payments are due yearly through 2017. In the event that incremental property taxes are insufficient to cover the principal and interest due, Marriott International, Inc. is required to fund such shortfalls pursuant to its guarantee of the TIF Note. As of December 31, 2000, approximately $9,685,000 was outstanding on the TIF Note.

         In November 2000, the Company secured permanent financing for the Courtyard(R) by Marriott(R) in Philadelphia, Pennsylvania in the amount of $32.5 million. The loan is collateralized by the hotel Property and monthly rents derived from the tenant of the hotel Property. The loan agreement requires monthly payments, representing interest only, through November 2001 and then principal and interest payments of $257,116 to maturity. The loan bears interest of 8.29 percent and matures in December 2007, at which time any unpaid principal and interest will become due. As of December 31, 2000, $32.5 million was outstanding on the loan.

         In November 2000, the Company entered into a Construction LOC totaling $55 million, which is collateralized by land and building improvements of two of the Properties under construction and two hotel Properties located in Georgia. Borrowings under the Construction LOC bear interest at LIBOR plus 275 basis points. Interest only payments are due monthly through maturity, November 15, 2003, at which time any remaining principal and interest become due. As of December 31, 2000, approximately $9,897,000 was outstanding on the Construction LOC.

         In December 2000, the Company secured permanent financing for three hotel Properties located in Orlando, Florida in the amount of $50 million. The loans are collateralized by the hotel Properties and monthly rents derived from the tenants of such hotel Properties. The loan agreements require monthly interest only payments of approximately $347,000 through 2007. The loans bear interest of 8.335 percent and mature in 2007, at which time the principal and any unpaid interest will become due. As of December 31, 2000, $50 million was outstanding on the loans.

         As of December 31, 2000, Hotel Investors had notes payable totaling approximately $87,555,000, which are collateralized by seven hotel Properties and monthly rents relating to such Properties. The loan agreements require monthly principal and interest payments totaling approximately $666,000. The loans bear interest ranging from 7.50 percent to 7.75 percent and mature July 31, 2009, at which time any unpaid principal and interest will become due.

         The Company expects to use net proceeds it receives from the 2000 Offering to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently plans to increase its borrowing capacity under the Line of Credit from $30 million to $75 million, and obtain additional permanent financing. The Line of Credit may be repaid with offering proceeds, working capital or permanent financing. Although the Board of Directors anticipates that the Line of Credit will be $75 million and that the aggregate amount of any permanent financing will not exceed 30 percent of the Company's total assets, the maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets.

Market Risk

         The Company may be subject to interest rate risk through any outstanding balances on its variable rate Line of Credit and Construction LOC. The Company may mitigate this risk by paying down any outstanding balances on the Line of Credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on its variable Line of Credit and approximately $9,897,000 outstanding on the Construction LOC at December 31, 2000.

         In addition, the Company has issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding on such notes at December 31, 2000 approximated the outstanding principal amount. The following table presents the expected cash flows of principal that are sensitive to these changes:

                                     Notes Payable
                             ----------------------------
       2001                                  $ 2,292,415
       2002                                    2,194,877
       2003                                   12,243,846
       2004                                    2,510,389
       2005                                    2,687,520
       Thereafter                            167,708,229
                             ----------------------------
                                           $ 189,637,276
                             ============================

Property Acquisitions and Investments

         During 1999, Five Arrows and the Company invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning 49 percent and Five Arrows owning 51 percent of Hotel Investors. Five Arrows owned 48,337 shares of 8 percent Class A cumulative preferred stock of Hotel Investors and the Company owned 37,979 shares of 9.76 percent Class B cumulative preferred stock of Hotel Investors. The Class A Preferred Stock was exchangeable upon demand into common stock of the Company, using an exchange ratio based on the relationship between the Company's operating results and that of Hotel Investors.

         In October 2000, Five Arrows, the Company and Hotel Investors entered into an agreement ("Initial Transaction") with the following terms:

o Hotel Investors agreed to redeem 2,104 shares of both Class A Preferred Stock and common stock of Hotel Investors held by Five Arrows for $2,104,000;
o Hotel Investors agreed to redeem 1,653 shares of Class B Preferred Stock and an aggregate of 10,115 shares of common stock of Hotel Investors held by the Company for $1,653,000;
o The Company purchased 7,563 shares of both the Class A Preferred Stock and common stock of Hotel Investors from Five Arrows for $11,395,000;
o The Company repurchased 65,285 shares of the Company's common stock owned by Five Arrows for $620,207;
o The remaining Class A Preferred Stock owned by Five Arrows (38,670 shares) and the Company (7,563 shares) were exchanged for an equivalent number of shares of Class E Preferred Stock par value $0.01 of Hotel Investors;
o Five Arrows granted the following options (1) on or before January 31, 2001, the Company had the option to purchase 7,250 shares of Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors held by Five Arrows for $1,000 per pair of Class E Preferred Stock and common stock of Hotel Investors, and (2) provided that the Company purchased all of the shares under the first option, the Company would have the option, until June 30, 2001, to purchase 7,251 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors for $1,000 for each pair;
o The Company has agreed to pay Five Arrows additional consideration for agreeing to defer the conversion of its Class A Preferred Stock (prior to its conversion to Class E Preferred Stock) to common stock of the Company. These payments are equivalent to the difference between any distributions received by Five Arrows from Hotel Investors and the distributions that Five Arrows would have received from the Company if Five Arrows had converted its Class A Preferred Stock into the Company's common stock on June 30, 2000;
o Five Arrows has agreed to forfeit its priority cash distributions from Hotel Investors;
o Cash available for distributions of Hotel Investors is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8 percent return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares of Hotel Investors.

         On December 29, 2000, the Company exercised its two options to acquire 14,501 shares of Class E Preferred Stock and common stock owned ("Option Transaction") by Five Arrows as of December 31, 2000. After the Initial Transaction and the Option Transaction, the Company owned approximately 71 percent and Five Arrows owned approximately 29 percent of Hotel Investors. The total amount paid by the Company for the additional 22 percent interest was approximately $26.3 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Hotel Investors have been included in the Company's consolidated statement of earnings from the date of acquisition (October 2000). The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment) of approximately $5.5 million has been reflected in land, buildings and equipment on operating leases in the accompanying consolidated balance sheet.

         During the nine months ended September 30, 2000, prior to the consolidation of Hotel Investors, the Company recorded $2,780,063 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,436 attributable to its investment in Hotel Investors. During the year ended December 31, 1999, the Company recorded $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,975,040 attributable to the investment.

         During 2000, the Company made the following additional acquisitions, all of which are operated by a tenant as the noted brand affiliation:

                      Brand Affiliation                 Property Location          Purchase Date
                 ----------------------------------     -----------------------    ------------------
                 Wyndham(SM)                            Billerica, MA              June 1, 2000
                 Wyndham(SM)                            Denver, CO                 June 1, 2000
                 Residence Inn(R)by Marriott(R)         Palm Desert, CA            June 16, 2000
                 Courtyard(R)by Marriott(R)             Palm Desert, CA            June 16, 2000
                 SpringHill Suites(TM) by Marriott(R)   Gaithersburg, MD           July 28, 2000
                 Residence Inn(R)by Marriott(R)         Merrifield, VA             July 28, 2000
                 TownePlace Suites(R)by Marriott(R)     Mt. Laurel, NJ             August 22, 2000
                 TownePlace Suites(R)by Marriott(R)     Scarborough, ME            August 22, 2000
                 TownePlace Suites(R)by Marriott(R)     Tewksbury, MA              August 22, 2000
                 Courtyard(R)by Marriott(R)             Alpharetta, GA             August 22, 2000
                 Residence Inn(R)by Marriott(R)         Salt Lake City, UT         August 22, 2000
                 TownePlace Suites(R)by Marriott(R)     Newark, CA                 November 3, 2000
                 Courtyard(R)by Marriott(R)             Orlando, FL                November 21, 2000
                 Fairfield Inn by Marriott(R)           Orlando, FL                November 21, 2000
                 Residence Inn(R)by Marriott(R)         Orlando, FL                December 6, 2000
                 SpringHill Suites(TM) by Marriott(R)   Orlando, FL                December 15, 2000
                 Courtyard(R)by Marriott(R)             Weston, FL                 December 22, 2000


         The Company, as lessor, has entered into long-term, "triple-net" leases with operators of Hotel Chains or wholly-owned subsidiaries of the Company, as described below in "Liquidity Requirements."

         On December 21, 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC, a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona, which is currently under construction. The Company made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. On December 21, 2000, the Resort Owner obtained permanent financing from a third party lender for $179 million, secured by a mortgage on the Desert Ridge Property. The notes have a term of seven years with interest payable quarterly in arrears commencing on March 2, 2001. Interest with respect to $109 million of the notes is payable at a rate of 7.90 percent per annum, while interest with respect to $70 million of the notes is payable at a floating rate equal to 185 basis points above the three-month LIBOR. The blended fixed rate of interest after an interest rate swap is 9.48 percent. All unpaid interest and principal will be due at maturity. In addition, an affiliate Marriott International, Inc. will provide financing for 19 percent of the costs to the Desert Ridge Joint Venture, secured by pledges of the co-venturers' equity contributions to the Desert Ridge Joint Venture. This investment is accounted for using the equity method of accounting.

Commitments

         As of January 26, 2001, the Company had initial commitments to acquire four hotel Properties for an anticipated aggregate purchase price of approximately $45 million. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Line of Credit. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company is presently negotiating to acquire additional Properties, but as of January 26, 2001, the Company had not acquired any such Properties or entered into any Mortgage Loans. In addition, as of January 26, 2001, the Company had not entered into any other arrangements creating a reasonable probability that a particular Property, Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 2000, the Company had $50,197,854 invested in such short-term investments as compared to $101,972,441 at December 31, 1999. The decrease in the amount invested in short-term investments was primarily attributable to the acquisition of Properties during 2000 offset by proceeds received from the sale of common stock in the 1999 Offering and 2000 Offering. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for offering expenses, for the acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Line of Credit. No such borrowings had occurred through December 31, 2000.

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

         Due  to  the  fact  that  the  Company   leases  its  Properties  on  a
"triple-net" basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, Management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

Distributions

         During the years ended December 31, 2000, 1999 and 1998, the Company generated cash from operations of $43,650,561, $12,890,161 and $2,776,965, respectively. The Company declared and paid distributions to its stockholders of $28,082,275, $10,765,881 and $1,168,145 during the years ended December 31,
2000, 1999 and 1998, respectively. In addition, on January 1, 2001 and February 1, 2001, the Company declared distributions to stockholders of record on January 1, 2001 and February 1, 2001, totaling $3,120,827 and $3,217,630, respectively, or $0.6354 per Share, payable in March 2001.

         For the years ended December 31, 2000, 1999 and 1998, approximately 63 percent, 75 percent and 76 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 37 percent, 25 percent and 24 percent were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2000, 1999 and 1998 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Related Party Transactions

         During the years ended December 31, 2000, 1999 and 1998, affiliates of the Company incurred on behalf of the Company $4,363,326, $3,257,822 and $459,250, respectively, for certain offering expenses, $717,273, $653,231 and $392,863, respectively, for certain acquisition expenses, and $605,517, $325,622 and $98,212, respectively, for certain operating expenses. As of December 31, 2000 and 1999, the Company owed the Advisor and other related parties $1,359,417 and $995,500, respectively, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

         The Company maintains 13 bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $17,568,909 and $15,275,629 at December 31, 2000 and 1999,
respectively.

Other

         As of December 31, 2000, 1999 and 1998, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties ("the FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the years ended December 31, 2000, 1999 and 1998, revenues relating to the FF&E Reserve of the Properties owned by the Company totaled, directly or indirectly, $2,508,949, $320,356 and $98,099, of which $3,263,712, $275,630 and $82,407, respectively, is classified as restricted cash. Due to the fact that the Properties are leased on a long-term, "triple-net" basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

                              Results of Operations
                              ---------------------

Comparison of year ended December 31, 2000 to year ended December 31, 1999

As of December 31, 2000, the Company directly and indirectly owned 29 Properties, consisting of land, buildings and equipment, including two Properties on which hotel Properties are being constructed and one Property, through a joint venture, on which a resort is being constructed and had entered into long-term, "triple-net" lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases, will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's leases also require the establishment of the FF&E Reserves. The FF&E Reserves established for the Properties have been reported as additional rent for the years ended December 31, 2000 and 1999.

         During the years ended December 31, 2000 and 1999, the Company earned rental income from operating leases, contingent rental income and FF&E Reserve revenue of $26,681,838 and $4,230,995, respectively. The increase in rental income, contingent rental income and FF&E Reserve income is due to the Company owning 28 Properties during the year ended December 31, 2000, as compared to 11 Properties during the year ended December 31, 1999. In addition, several of the Properties, which were owned for only a portion of 1999, were owned for a full year in 2000. Because additional Property acquisitions are expected to occur, revenues for the year ended December 31, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.

         In October 2000, the Company acquired a majority interest in Hotel Investors, as described above in "Liquidity and Capital Resources - Property Acquisitions and Investments." In connection with its investment, the Company recognized $2,780,063 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,436 prior to consolidating Hotel Investors, for the nine months ended September 30, 2000. During the year ended December 31, 1999, the Company recognized $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $1,975,040.

         During the years ended December 31, 2000 and 1999, the Company earned $6,637,318 and $3,693,004, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The increase in interest income was primarily attributable to an increase in the dollar amount invested in short-term liquid investments and the period of time the funds were invested as compared to 1999. As net offering proceeds from the Company's offering are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments, is expected to remain constant or decrease.

         Crestline Capital Corporation, City Center Annex Tenant Corporation, and WI Leasing, LLC each contributed more than 10 percent of the Company's total rental income for the year ended December 31, 2000. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the result of operations of the Company. However, management believes that the risk of such as default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2001 and subsequent years.

         Operating expenses, including interest expense and depreciation and amortization expense, were $13,525,893 and $2,318,717 for the years ended December 31, 2000 and 1999, respectively (37.5 percent and 21.7 percent, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2000, as compared to 1999, was as a result of the Company owning 11 Properties during 1999 compared to 29 Properties in 2000. Additionally, general, operating and administrative expenses increased as a result of Company growth, while interest expense increased from $248,094 for the year ended December 31, 1999 to $2,383,449 for the year ended December 31, 2000. The increase in interest expense was a result of the Company securing permanent financing in 2000.

         Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income
(the "Expense Cap"). For the years ended December 31, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap.

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

         During the years ended December 31, 1999 and 1998, the Company earned rental income from operating leases, contingent rental income and FF&E Reserve revenue of $4,230,995 and $1,316,599, respectively. No contingent rental income was earned for the year ended December 31, 1998. The increase in rental income, contingent rental income and FF&E Reserve income was due to the fact that the Company owned directly four Properties during the year ended December 31, 1999, as compared to two Properties for approximately six months during the year ended December 31, 1998. Because the Company had not yet acquired all of its Properties, revenues for the year ended December 31, 1999, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the year ended December 31, 1999, the Company acquired and leased seven Properties indirectly through its investment in Hotel Investors, as described above in "Liquidity and Capital Resources - Property Acquisitions and Investments." In connection with its investment, the Company recognized $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $1,975,040.

         During the years ended December 31, 1999 and 1998, the Company earned $3,693,004 and $638,862, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The increase in interest income was primarily attributable to increased offering proceeds in 1999 being temporarily invested in money market accounts or other short-term, highly liquid investments pending investment in Properties or Mortgage Loans. As net offering proceeds from the Company's offerings are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         During the year ended December 31, 1999, three lessees, City Center Annex Tenant Corporation, Crestline Capital Corporation and WI Hotel Leasing, LLC, each contributed more than 10 percent of the Company's total rental income (including the Company's share of total rental income from Hotel Investors). In addition, all of the Company's rental income (including the Company's share of total rental income from Hotel Investors) was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

         Operating expenses, including interest expense and depreciation and amortization expense, were $2,318,717 and $996,522 for the years ended December 31, 1999 and 1998, respectively (21.7 percent and 51 percent, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 1999, as compared to 1998, was as a result of the Company owning two Properties for approximately six months during 1998 compared to a full year during 1999. Additionally, general operating and administrative expenses increased as a result of Company growth, while interest expense decreased from $350,322 for the year ended December 31, 1998 to $248,094 for the year ended December 31, 1999. The decrease in interest expense was a result of the Line of Credit being outstanding for two months in 1999 as compared to the majority of 1998.

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

Other

         The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1997. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2000, 1999 and 1998. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         The Company anticipates that its leases will continue to be "triple-net" leases and will contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

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

Item 8.  Financial Statements and Supplementary Data




                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                    CONTENTS



                                                                  Page

Report of Independent Certified Public Accountants                 23

Financial Statements:

  Consolidated Balance Sheets                                      24

  Consolidated Statements of Earnings                              25

  Consolidated Statements of Stockholders' Equity                  26

  Consolidated Statements of Cash Flows                            27

  Notes to Consolidated Financial Statements                       30

               Report of Independent Certified Public Accountants
               --------------------------------------------------


To the Board of Directors
CNL Hospitality Properties, Inc.



In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) presents fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
January 26, 2001

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                  2000               1999
                                                                            ---------------     --------------

                                 ASSETS
    Land, buildings and equipment on operating leases, less
       accumulated depreciation of $9,433,790 and $1,603,334,
       respectively                                                       $   581,528,928     $   112,227,771
    Investment in unconsolidated subsidiaries                                  10,174,209          38,364,157
    Cash and cash equivalents                                                  50,197,854         101,972,441
    Restricted cash                                                             3,263,712             275,630
    Certificate of deposit                                                             --           5,000,000
    Dividends receivable                                                               --           1,215,993
    Receivables                                                                 1,009,421             112,184
    Prepaid expenses                                                               28,170              41,165
    Loan costs, less accumulated amortization of $152,621 and
        $86,627, respectively                                                   1,976,630              51,969
    Accrued rental income                                                         597,234              79,399
    Other assets                                                                5,185,900           7,627,565
                                                                           ---------------     ---------------
                                                                          $   653,962,058     $   266,968,274
                                                                            ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages payable and accrued interest                                $   170,055,326     $            --
    Other notes payable                                                        19,581,950                  --
    Accounts payable and accrued expenses                                       2,126,365             405,855
    Distributions payable                                                       1,089,394              89,843
    Due to related parties                                                      1,359,417             995,500
    Security deposits                                                          15,418,626           5,042,054
    Rents paid in advance                                                       2,271,836             255,568
                                                                            ---------------     ---------------
           Total liabilities                                                  211,902,914           6,788,820
                                                                            ---------------     ---------------

    Commitments and contingencies                                                      --                  --

    Minority interest                                                          22,770,146           7,124,615
                                                                            ---------------     ---------------

    Stockholders' equity:
        Preferred stock, without par value.
           Authorized and unissued  3,000,000  shares                                  --                  --
        Excess shares,  $.01 par value per share.
           Authorized and unissued 63,000,000 shares                                   --                  --
        Common stock, $.01 par value per share. Authorized
           150,000,000 and 60,000,000  shares,  respectively;  issued 49,284,203 and  28,915,799  shares,  respectively;  outstanding  49,002,042  and
           28,902,914 shares, respectively                                        490,020             289,029
        Capital in excess of par value                                        432,403,246         256,231,833
        Accumulated distributions in excess of net earnings                   (10,877,836)         (3,466,023)
        Minority  interest  distributions  in excess of contributions
           and accumulated earnings                                            (2,726,432)                 --
                                                                            ---------------     ---------------
               Total stockholders' equity                                     419,288,998         253,054,839
                                                                            ---------------     ---------------

                                                                          $   653,962,058     $   266,968,274
                                                                            ===============     ===============

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   Year Ended December 31,
                                                        2000                1999               1998
                                                    ------------        ------------       ------------

      Revenues:
          Rental income from
             operating leases                    $   24,172,889      $    3,910,639     $    1,218,500
          FF&E reserve income                         2,508,949             320,356             98,099
          Dividend income                             2,780,063           2,753,506                 --
          Interest and other income                   6,637,318           3,693,004            638,862
                                                   -------------       -------------      -------------
                                                     36,099,219          10,677,505          1,955,461
                                                   -------------       -------------      -------------

      Expenses:
          Interest and loan cost amortization         2,383,449             248,094            350,322
          General operating and administrative        1,780,472             626,649            167,951
          Professional services                         196,028              69,318             21,581
          Asset management fees to
             related parties                          1,335,488             106,788             68,114
          Depreciation and amortization               7,830,456           1,267,868            388,554
                                                   -------------       -------------      -------------
                                                     13,525,893           2,318,717            996,522
                                                   -------------       -------------      -------------

      Earnings Before Equity in Loss of
          Unconsolidated Subsidiaries
          After Deduction of Preferred
          Stock Dividends and Minority
          Interest                                   22,573,326           8,358,788            958,939

      Equity in Loss of Unconsolidated
          Subsidiaries After Deduction of
          Preferred Stock Dividends                    (386,627)           (778,466)                --

      Minority Interest                              (1,516,237)            (64,334)                --
                                                   -------------       -------------      -------------

      Net Earnings                               $   20,670,462      $    7,515,988     $      958,939
                                                   =============       =============      =============

      Earnings Per Share of Common Stock:
          Basic                                  $         0.53      $         0.47     $         0.40
                                                   =============       =============      =============
          Diluted                                $         0.53      $         0.45     $         0.40
                                                   =============       =============      =============

      Weighted Average Number of Shares of
          Common Stock Outstanding:
             Basic                                   38,698,066          15,890,212          2,402,344
                                                   =============       =============      =============
             Diluted                                 45,885,742          21,437,859          2,402,344
                                                   =============       =============      =============




          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                            Years Ended December 31,
                               2000, 1999 and 1998



                                                                                             Minority interest
                                                                              Accumulated      distributions
                                      Common stock                           distributions     in excess of
                                --------------------------    Capital in      in excess        contributions
                                 Number of        Par          excess of        of net        and accumulated
                                   Shares        value         par value       earnings          Earnings              Total
                                -------------  -----------   --------------  -------------   ------------------    --------------
Balance at December 31, 1997       1,152,540     $ 11,525      $ 9,229,316      $  (6,924)           $      --       $ 9,233,917

Subscriptions received for
    common stock through public
    offering and distribution
    reinvestment plan              3,169,368       31,694       31,661,984             --                   --        31,693,678

Stock issuance costs                      --           --       (3,601,898)            --                   --        (3,601,898)

Net earnings                              --           --               --        958,939                   --           958,939

Distributions declared and paid
    ($.47 per share)                      --           --               --     (1,168,145)                  --        (1,168,145)
                                 ------------  -----------   --------------  ----------------------------------    --------------
Balance at December 31, 1998       4,321,908     $ 43,219     $ 37,289,402    $  (216,130)           $      --      $ 37,116,491

Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan             24,593,891      245,939      245,692,968             --                   --       245,938,907

Retirement of common stock           (12,885)        (129)        (118,413)            --                   --          (118,542)

Stock issuance costs                      --           --      (26,632,124)            --                   --       (26,632,124)

Net earnings                              --           --               --      7,515,988                   --         7,515,988

Distributions declared and paid
    ($.72 per share)                      --           --               --    (10,765,881)                  --       (10,765,881)
                                 ------------  -----------   --------------  -------------   ------------------    --------------
Balance at December 31, 1999      28,902,914    $ 289,029    $ 256,231,833    $(3,466,023)           $      --      $253,054,839

Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan             20,368,404      203,684      203,480,360             --                   --       203,684,044

Retirement of common stock          (269,276)      (2,693)      (2,500,791)            --                   --        (2,503,484)

Stock issuance costs                      --           --      (24,808,156)            --                   --       (24,808,156)

Net earnings                              --           --               --     20,670,462                   --        20,670,462

Minority interest
    distributions in excess of
    contributions and
    accumulated earnings                  --           --               --             --           (2,726,432)       (2,726,432)

Distributions declared and paid
    ($.74 per share)                      --           --               --    (28,082,275)                  --       (28,082,275)
                                 ------------  -----------   --------------  -------------   ------------------    --------------
Balance at December 31, 2000      49,002,042    $ 490,020     $432,403,246   $(10,877,836)     $    (2,726,432)     $419,288,998
                                 ============  ===========   ==============  =============   ==================    ==============


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                              2000              1999              1998
                                                          -------------     ------------     --------------
Cash flows from operating activities:
   Net earnings                                       $     20,670,462  $     7,515,988           958,939
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Depreciation                                         7,830,456        1,230,499           384,166
        Amortization                                            65,994          130,769            17,368
        Distribution from investment in
          unconsolidated subsidiaries, net
          of equity in losses                                1,123,687        1,478,111                --
        Minority interest                                    1,516,237           64,334                --
        Changes in operating assets and
          liabilities:
            Dividends receivable                             1,215,993       (1,215,993)               --
            Receivables                                       (812,688)         (67,352)          (44,832)
            Prepaid expenses                                    19,975          (31,774)            1,788
            Accrued rental income                             (124,329)         (35,239)          (44,160)
            Interest payable                                        --          (66,547)           66,547
            Accounts payable and accrued
              expenses                                         860,676           (2,191)            5,322
            Due to related parties -
              operating expenses                               360,696           12,923            10,838
            Security deposits                               10,376,573        3,624,554         1,417,500
            Rents paid in advance                              546,829          252,079             3,489
                                                        ---------------   --------------   ---------------
               Net cash provided by
                 operating  activities                      43,650,561       12,890,161         2,776,965
                                                        ---------------   --------------   ---------------

Cash flows from investing activities:
    Additions to land, buildings and
       equipment on operating leases                      (310,711,912)     (85,089,887)      (28,752,549)
    Investment in unconsolidated
           subsidiaries                                    (10,174,209)     (39,879,638)               --
     Acquisition of additional interest in
         Hotel Investors, net of Hotel
         Investors' cash                                   (17,872,573)              --                --
    Increase (decrease) in certificate of deposit            5,000,000               --        (5,000,000)
    Increase in restricted cash                             (2,988,082)        (193,223)          (82,407)
    Increase (decrease) in other assets                      2,510,090       (5,068,727)         (676,026)
                                                        ---------------   --------------   ---------------

              Net cash used in investing
                 activities                               (334,236,686)    (130,231,475)      (34,510,982)
                                                        ---------------   --------------   ---------------


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                                    CONTINUED

                                                                   Years Ended December 31,
                                                           2000               1999              1998
                                                      ---------------     -------------     -------------

Cash flows from financing activities:
    Proceeds from borrowings on line of
      credit                                                     --                --          9,600,000
    Repayment of borrowings on line of
      credit                                                     --        (9,600,000)               --
    Payment of loan costs                                (1,342,713)          (47,334)           (91,262)
    Proceeds from mortgage loans and
      other notes payable                               102,081,950                --                 --
    Contributions from minority interest
      of consolidated subsidiaries                               --         7,150,000                 --
    Subscriptions received from
      stockholders                                      203,684,044       245,938,907         31,693,678
    Distributions to stockholders                       (28,082,275)      (10,765,881)        (1,168,145)
    Distributions to minority interest                  (10,217,828)               --                 --
    Retirement of common stock                           (2,503,484)         (118,542)                --
    Payment of stock issuance costs                     (24,808,156)      (26,472,318)        (3,948,669)
    Other                                                        --                 --             7,500
                                                     ---------------     --------------   ---------------

      Net cash provided by financing
         activities                                     238,811,538       206,084,832         36,093,102
                                                     ---------------     --------------   ---------------

Net increase (decrease) in cash and cash
      equivalents                                       (51,774,587)       88,743,518          4,359,085

Cash and cash equivalents at beginning of
    year                                                101,972,441        13,228,923          8,869,838
                                                     ---------------     --------------   ---------------

Cash and cash equivalents at end of year           $     50,197,854    $  101,972,441         13,228,923
                                                     ===============     ==============   ===============



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                                    CONTINUED

                                                                    Years Ended December 31,
                                                           2000               1999              1998
                                                      ---------------     -------------     -------------


Supplemental disclosures of cash flow information:

      Cash paid during the year for interest         $    1,802,451      $     240,994     $      270,795
                                                     ===============     ==============   ===============

Supplemental schedule of non-cash investing activities:

      Amounts incurred but not paid for
             construction in progress                $      832,551       $         --     $           --
                                                     ===============     ==============   ===============

     During the year ended December 31, 2000, the Company acquired an additional interest in its previously unconsolidated subsidiary, CNL Hotel Investors, Inc. ("Hotel Investors") increasing its ownership interest to approximately
     71 percent. The Company paid $26,317,810 and accounted for this acquisition using the purchase method of accounting. The net assets of Hotel Investors at September 30, 2000 were as follows:

             Cash                                  $     8,445,237
             Other assets                              162,787,701
             Liabilities                               (91,079,932)
                                                     ---------------
             Net assets                            $    80,153,006
                                                     ===============

Supplemental schedule of non-cash
financing activities:

      Distributions declared not paid to
        minority interest at year end              $      1,089,394     $       89,843   $            --
                                                     ===============     ==============   ===============



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Hospitality Properties, Inc. was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership (the "Partnership") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, are owned by CNL Hospitality Properties, Inc. through the Partnership. Various other wholly-owned subsidiaries have been formed for purposes of acquiring or developing hotel Properties. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investors, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.), CNL LLB LP Holding, Ltd., and each of their subsidiaries.


     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased on a long-term, "triple-net" basis to hotel operators. The Company may also provide mortgage financing (the "Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of hotel chains. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock.

     Principles  of  Consolidation  - The  accompanying  consolidated  financial statements include the accounts of CNL Hospitality Properties, Inc., and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP, Hotel
     Investors (a 71 percent owned  corporation),  CNL DRR  Investor,  LP, CNL
     Philadelphia Annex, LLC (an 89 percent owned limited liability company), CNL LLB Holding, Ltd., and each of their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interest of unaffiliated third parties is reflected as minority interest. Hotel Investors was previously accounted for under the equity method, however, effective October 2000, the Company increased its ownership interest in Hotel Investors to approximately 71 percent resulting in consolidation at year end (see note 3).

     Real Estate and Lease Accounting - The Company records the acquisition of land, buildings and equipment at cost, including acquisition and closing costs. Land, buildings and equipment are leased to unrelated third parties on a "triple-net" basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs.

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

     When the Properties or equipment are sold, the related cost and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected as income. Management reviews its Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

     Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Company's various hotel properties. These amounts have been separately classified as restricted cash in the accompanying consolidated balance sheets.

     Loan Costs - Loan costs incurred in connection with securing financing of the Company's various acquisitions and developments have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

     Income Taxes - The Company has made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and Properties. Beginning on January 1, 2001, the REIT taxable income distribution requirement is reduced from 95 percent to 90 percent in accordance with the REIT Modernization Act of 1999.

     Earnings Per Share - Basic earnings per share ("EPS") is calculated based upon the weighted average number of shares of common stock outstanding during each year and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

     Reclassification - Certain items in the prior years' consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain defined thresholds are met. The Company adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Company's results of operations.

     Statement of Financial  Accounting  Standards No. 133 ("FAS 133") - In June
     1998,  the  Financial   Accounting  Standards  Board  issued  Statement  of
     Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has reviewed the provisions of this standard and has determined that FAS 133 does not apply to the Company as of December 31, 2000.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Statement of Financial  Accounting  Standards  No.137 ("FAS 137") - In June
     1999,  the  Financial   Accounting  Standards  Board  issued  Statement  of
     Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Company as of December 31, 2000.

     REIT Modernization Act - In November 1999, Congress passed the Work Incentives Act of 1999, also known as the REIT Modernization Act ("RMA"), which allows a REIT to own up to 100 percent of the stock of a Taxable REIT subsidiary ("TRS"). A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal income tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA are effective January 1, 2001. The Company, consistent with the requirements / provisions of the RMA, formed two subsidiaries, which made elections to be treated as TRS's (one directly owned and one indirectly owned through a joint venture).

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Capitalization of Interest - The Company's policy is to capitalize interest incurred during the construction period for hotel construction projects.

2.   Public Offerings:
     ----------------

     On June 17, 1999, the Company completed its offering of 16,500,000 shares of common stock ($165,000,000) (the "Initial Offering"), which included 1,500,000 shares ($15,000,000) available only to stockholders who elected to participate in the Company's reinvestment plan (the "Reinvestment Plan"). Following the completion of the Initial Offering, the Company commenced an offering of up to 27,500,000 additional shares of common stock ($275,000,000) (the "1999 Offering"). On September 14, 2000, the Company completed the 1999 Offering and commenced an offering of up to 45,000,000 additional shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the Reinvestment Plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii)
     to CNL Hospitality Corp. (the "Advisor") for acquisition fees, are substantially the same as the Company's Initial Offering and the 1999 Offering. As of December 31, 2000, the Company had received total subscription proceeds from the Initial Offering, the 1999 Offering and the 2000 Offering of $492,642,031 (49,264,203 Shares), including $1,740,170
     (174,017 Shares) through the Reinvestment Plan. The Company expects to use the net proceeds from the 2000 Offering to purchase additional Properties, and, to a lesser extent, make Mortgage Loans.

3.   Investment in Unconsolidated Subsidiaries:
     -----------------------------------------

     During 1999, Five Arrows Realty Securities II LLC ("Five Arrows") and the Company invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning 49 percent and Five Arrows owning 51 percent of Hotel Investors. Five Arrows owned 48,337 shares of 8 percent Class A cumulative preferred stock ("Class A Preferred Stock") and the Company owned 37,979 shares of 9.76 percent Class B cumulative preferred stock ("Class B Preferred Stock"). The Class A Preferred Stock was exchangeable upon demand into common stock of the Company, using an exchange ratio based on the relationship between the Company's operating results and that of Hotel Investors.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     In October 2000, Five Arrows, the Company and Hotel Investors entered into an agreement ("Initial Transaction") with the following terms:

     o Hotel Investors agreed to redeem 2,104 shares of both Class A Preferred Stock and common stock of Hotel Investors held by Five Arrows for $2,104,000;
     o Hotel Investors agreed to redeem 1,653 shares of Class B Preferred Stock and an aggregate of 10,115 shares of common stock of Hotel Investors held by the Company for $1,653,000;
     o The Company purchased 7,563 shares of both the Class A Preferred Stock and common stock of Hotel Investors from Five Arrows for $11,395,000;
     o The Company repurchased 65,285 shares of the Company's common stock owned by Five Arrows for $620,207;
     o The remaining Class A Preferred Stock owned by Five Arrows (38,670 shares) and the Company (7,563 shares) were exchanged for an equivalent number of shares of Class E Preferred Stock par value $0.01 ("Class E Preferred Stock") of Hotel Investors;
     o Five Arrows granted the following options (1) on or before January 31, 2001, the Company had the option to purchase 7,250 shares of Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors held by Five Arrows for $1,000 per pair of Class E Preferred Stock and common stock of Hotel Investors, and (2) provided that the Company purchased all of the shares under the first option, the Company would have the option, until June 30, 2001, to purchase 7,251 shares of both Class E Preferred Stock and an equal number of shares of common stock of Hotel Investors for $1,000 for each pair;
     o The Company has agreed to pay Five Arrows additional consideration for agreeing to defer the conversion of its Class A Preferred Stock (prior to its conversion to Class E Preferred Stock) to common stock of the Company. These payments are equivalent to the difference between any distributions received by Five Arrows from Hotel Investors and the distributions that Five Arrows would have received from the Company if Five Arrows had converted its Class A Preferred Stock into the Company's common stock on June 30, 2000;
     o Five Arrows has agreed to forfeit its priority cash distributions from Hotel Investors;
     o Cash available for distributions of Hotel Investors is distributed to 100 CNL Holdings, Inc. and affiliates' associates who each own one share of Class C preferred stock in Hotel Investors, to provide a quarterly, cumulative, compounded 8 percent return. All remaining cash available for distributions is distributed pro rata with respect to the interest in the common shares of Hotel Investors.

     On December 29, 2000, the Company exercised its two options to acquire 14,501 shares of Class E Preferred Stock and the common stock ("Option Transaction") owned by Five Arrows. As of December 31, 2000, after the Initial Transaction and the Option Transaction, the Company owned approximately 71 percent and Five Arrows owned approximately 29 percent of Hotel Investors. The total amount paid by the Company for the additional 22 percent interest was approximately $26.3 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Hotel Investors have been included in the Company's consolidated statement of earnings from the date of acquisition (October
     2000). The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment) of approximately $5.5 million has been reflected in land, buildings and equipment on operating leases, in the accompanying consolidated balance sheet.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     During the nine months ended September 30, 2000, prior to the consolidation of Hotel Investors, the Company recorded $2,780,063 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,436 attributable to its investment in Hotel Investors. During the year ended December 31, 1999, the Company recorded $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,975,040 attributable to the investment.

     The following presents condensed financial information for Hotel Investors as of and for the year ended December 31, 1999:

          Land, buildings and equipment on operating
                leases, net                                       $165,088,059
          Cash and cash equivalents                                  4,884,014
          Restricted cash                                              288,644
          Loan costs, net                                              708,006
          Accrued rental income                                        283,914
          Prepaid expenses, receivables and other assets             3,422,806
          Liabilities                                               92,229,193
          Redeemable preferred stock                                85,361,864
          Stockholders' deficit                                     (2,915,614)
          Revenues                                                  13,025,978
          Net earnings                                               4,104,936
          Preferred stock dividends                                  5,693,642
          Income (loss) applicable to common stockholders           (1,588,706)

     The following presents unaudited pro forma information on the results of operations for the Company as if the acquisition had taken place on January 1, 1999:

                                                   2000                1999
                                           -------------------   ---------------
         Revenues                                $47,676,054       $20,949,977
         Expenses                                 22,945,999        11,239,759
         Net earnings                             21,767,326         8,443,138
         Basic EPS                                      0.56              0.53
         Diluted EPS                                    0.56              0.49

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     On December 21, 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC, a joint venture (the "Desert Ridge Joint Venture") with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company (the "Resort Owner") that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. The Company made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. On December 21, 2000, the Resort Owner obtained permanent financing from a third party lender for $179 million, secured by a mortgage on the Desert Ridge Property. The notes have a term of seven years with interest payable quarterly in arrears commencing on March 2, 2001. Interest with respect to $109 million of the notes is payable at a rate of 7.90 percent per annum, while interest with respect to $70 million of the notes is payable at a floating rate equal to 185 basis points above the three-month LIBOR. The blended fixed rate of interest after an interest rate swap is 9.48 percent. All unpaid interest and principal will be due at maturity. In addition, an affiliate Marriott International, Inc. will provide financing for 19 percent of the costs to the Desert Ridge Joint Venture, secured by pledges of the co-venturers' equity contributions to the Desert Ridge Joint Venture. This investment was accounted for using the equity method of accounting.

     The difference between the Company's carrying amount of the investment in the Desert Ridge Joint Venture and the underlying equity in the net assets of the Desert Ridge Joint Venture was $1,375,573 at December 31, 2000. This amount will be amortized over the estimated life of the building beginning on date that the hotel begins operations.

     The follow presents unaudited condensed financial information for the Desert Ridge Joint Venture as of December 31, 2000:

             Land, buildings and equipment on operating
                  leases, net                                      $43,803,084
             Capitalized loan costs                                 11,482,378
             Restricted cash                                       143,510,658
             Receivable                                              3,687,341
             Cash and cash equivalents
                                                                     2,047,614
             Prepaid and other assets                                  180,780
             Note payable                                          179,000,000
             Due to related parties                                  9,800,036
             Stockholders' equity                                   15,911,819

4.   Land, Buildings and Equipment on Operating Leases:
     -------------------------------------------------

     During the year ended December 31, 2000, the Company acquired 15 Properties throughout the United States, including two Properties which are under construction. The Company did not dispose of any Properties during 2000.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


4.   Land, Buildings and Equipment on Operating Leases - Continued:
     -------------------------------------------------------------

     The Company leases its land, buildings and equipment to hotel operators. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and have been classified as operating leases. The lease terms range from 5 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew each of the leases for two to five successive five-year to ten-year periods subject to the same terms and conditions of the initial leases. The leases also require the establishment of capital expenditure reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties (the "FF&E Reserve"). Funds in the FF&E Reserve have been earned, granted and assigned to the Company as additional rent. For the years ended December 31, 2000, 1999 and 1998, revenues from the FF&E
     Reserve totaled $2,508,949, $320,356 and $98,099, respectively, of which $3,263,712 and $275,630 is classified as restricted cash at December 31, 2000 and 1999, respectively. Land, buildings and equipment on operating leases consisted of the following at December 31:

                                                 2000                 1999
                                             --------------       -------------
          Land                            $     93,758,025     $    12,337,950
          Buildings                            446,132,337          92,220,370
          Equipment                             46,050,378           9,272,785
                                            ---------------      --------------
                                               585,940,740         113,831,105
          Less accumulated depreciation         (9,433,790)         (1,603,334)
          Construction in progress               5,021,978                  --
                                            ---------------      --------------
                                          $    581,528,928     $   112,227,771
                                            ===============      ==============

     Certain leases provide an increase in the minimum annual rent at a predetermined interval during the terms of the leases. Rent revenue is recognized on a straight-line basis over the terms of the leases commencing on the date the Property is placed in service. For the years ended December 31, 2000, 1998 and 1998, the Company recognized $117,282, $35,238 and
     $44,160, respectively, of such rental income. This amount is included in rental income from operating leases in the accompanying consolidated statements of earnings.

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 2000:


                 2001                           $       59,182,433
                 2002                                   59,527,707
                 2003                                   59,572,962
                 2004                                   59,572,962
                 2005                                   59,572,962
                 Thereafter                            643,959,055
                                                   ----------------
                                                 $     941,388,081
                                                   ================

     Since leases are renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents which may be received on the leases based on a percentage of the tenant's gross sales.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

5.   Other Assets:
     ------------

     Other assets as of December 31, 2000 and 1999 were $5,185,900 and $7,627,565, respectively, which consisted of acquisition fees and expenses relating to Properties the Company intends to acquire.

6.   Redemption of Shares:

     The Company has a redemption plan such that prior to any listing on a national securities exchange or over-the-counter market, if any, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. During the year ended December 31, 2000 and 1999, 269,276 and 12,885 shares, respectively, were redeemed for $2,503,484 and $118,542, respectively, and retired from shares outstanding of common stock. No shares were redeemed in 1998.

7.   Indebtedness:
     -------------

     At December 31, 2000 and 1999, indebtedness consisted of:

                                                                                        December 31, 2000        December 31, 1999
                                                                                      ---------------------    ---------------------
          Mortgages  payable,   collateralized  by  hotel  Properties,   bearing
          interest  rates ranging from 7.50 percent to 7.75 percent,  with total
          monthly principal and interest payments of $665,619, maturing July 31,  $            87,555,326    $                    --
          2009

          Mortgages  payable,   collateralized  by  hotel  Properties,   bearing
          interest of 8.335  percent,  with monthly  interest  only  payments of
          $347,000, maturing December 1, 2007                                                  50,000,000                         --

          Mortgage payable,  collateralized by hotel Property,  bearing interest of 8.29 percent,  with monthly interest only payments through November
          2001 and principal and interest payments of $257,116 through maturity,
          maturing December 1, 2007                                                            32,500,000                         --

          Construction  loan  facility  for up to  $55  million  in  borrowings,
          collateralized  by  hotel  Properties,   bearing  interest  of  London
          Interbank  Offered Rate ("LIBOR") plus 275 basis points,  with monthly
          payments of interest only, maturing November 15, 2003                                 9,897,341                         --

          Tax  Increment  Financing  Note,  collateralized  by  hotel  Property, implicit interest  of  12.85  percent,  with  principal  and  interest payments made by  incremental  property  tax payments  paid by tenant,
          maturing December 1, 2017                                                             9,684,609                         --
                                                                                      ---------------------    ---------------------
                                                                                  $           189,637,276    $                    --
                                                                                      =====================    =====================

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

7.   Indebtedness - Continued:
     ------------------------

     The Company has a line of credit in the amount of $30,000,000 which expires on July 30, 2003. Advances under the line of credit will bear interest at either (i) a rate per annum equal to 318 basis points above the LIBOR or
     (ii) a rate per annum equal to 30 basis points above the bank's base rate, whichever the Company selects at the time advances are made. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. As of December 31, 2000 and 1999, the Company had no amounts outstanding under the line of credit.

     The following is a schedule of maturities for all long-term borrowings at December 31, 2000:

                 2001                                  $        2,292,415
                 2002                                           2,194,877
                 2003                                          12,243,846
                 2004                                           2,510,389
                 2005                                           2,687,520
                 Thereafter                                   167,708,229
                                                          ----------------
                 Total                                 $      189,637,276
                                                         ================


8.   Stock Issuance Costs:
     --------------------

     The Company has incurred certain expenses associated with its offerings of common stock, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the offerings.

     During the years ended December 31, 2000, 1999 and 1998, the Company incurred $24,808,156, $26,632,124 and $3,601,898, respectively, in offering costs, including $16,113,399,  $18,475,145 and $2,535,494, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 11). The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

9.   Distributions:
     -------------

     For the years ended December 31, 2000, 1999 and 1998, approximately 63 percent, 75 percent and 76 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and for the years ended December 31, 2000, 1999 and 1998, approximately 37 percent, 25 percent and 24 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2000, 1999 and 1998 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

10.  Capitalized Interest:
     --------------------

     The Company's policy is to capitalize interest incurred on debt related to the construction projects. During the year ended December 31, 2000, $52,780 was capitalized. No interest was capitalized in 1999.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998

11.  Related Party Transactions:
     --------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

     During the years ended December 31, 2000, 1999 and 1998, the Company incurred $15,116,931, $17,320,448 and $2,237,026 respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($14,557,335, $16,164,488 and $2,200,516, respectively) were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $1,016,468, $1,154,697 and
     $158,468, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

     CNL Securities Corp. will also receive, in connection with the Initial Offering of up to 16,500,000 shares of common stock and the 2000 Offering of up to 45,000,000 shares of common stock, a soliciting dealer servicing fee payable annually by the Company, on December 31 of each year following the year in which the offering terminates, in the amount of 0.20 percent of "invested capital," as defined by the Company's prospectus, from the Initial Offering and 2000 Offering. CNL Securities Corp., in turn, may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. As of December 31, 2000, $300,145 of such fees was incurred and payable at December 31, 2000, in connection with the Initial Offering. No such fees were incurred in 1999 and 1998.

     In addition, in connection with its 1999 Offering, the Company had agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant was $0.0008 and one warrant was issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant is entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing the date the 1999 Offering began. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. During the year ended December 31, 2000, the Company issued 960,900 Soliciting Dealer Warrants to CNL Securities Corp.

     The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5 percent of the gross proceeds of the offerings, loan proceeds from permanent financing and the line of credit that are used to acquire properties but excluding amounts used to finance Secured Equipment Leases. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $17,056,532, $10,956,455 and
     $1,426,216, respectively, of such fees based on offering proceeds. Such fees are included in land, buildings and equipment on operating leases and other assets in the accompanying consolidated balance sheets.

     The Advisor is entitled to receive fees in connection with the development, construction, or renovation of a Property, generally equal to 4 percent of anticipated project costs. During the year ended December 31, 2000, the Company incurred $2,125,857 of such fees. No such fees were incurred during 1999 or 1998. Such fees are included in land, buildings and equipment on operating leases in the accompanying consolidated balance sheet and investment in unconsolidated subsidiaries.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


11.  Related Party Transactions - Continued:
     ---------------------------------------

     The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement described below, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the years ended December 31, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap. During the year ended December 31, 1998, the Company's operating expenses exceeded the Expense Cap by $92,733; therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement.

     The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee, which will not exceed fees that are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year, as the Advisor shall determine. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $1,335,488, $106,788 and $68,114, respectively, of such fees. Additionally, the Company's consolidated subsidiary, Hotel Investors, incurred asset management fees and subordinated incentive fees to the Advisor, of which the Company's pro rata share totalled $61,806 and $55,741, respectively, and $157,135 and $164,428, respectively, during the nine months ended September 30, 2000 and the year ended December 31, 1999.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                                                     Years Ended December 31,
                                                          2000              1999              1998
                                                      -------------     -------------     -------------

               Stock issuance costs               $      3,851,925   $     3,854,739   $       494,729
               General operating and
                   administrative expenses                 542,870           351,846           140,376
               Land, buildings and equipment
                   on operating leases and
                   other assets                                 --               124             9,084
                                                     --------------     -------------     -------------
                                                     --------------     -------------     -------------
                                                  $      4,394,795   $     4,206,709   $       644,189
                                                     ==============     =============     =============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


11.  Related Party Transactions - Continued:
     ---------------------------------------

     The  amounts  due  to  related  parties  consisted  of   the  following  at
     December 31:

                                                                             2000               1999
                                                                        -------------     ---------------
               Due to the Advisor:
                    Expenditures incurred on behalf
                       of the Company for accounting
                       and administrative services                   $       531,220   $         387,690
                    Acquisition fees                                         209,254             337,797
                    Management fees                                               --              19,642
                                                                        -------------     ---------------
                                                                             740,474             745,129
                                                                        -------------     ---------------
               Due to CNL Securities Corp.:
                    Commissions                                              598,899             229,834
                    Marketing support and due diligence
                       expense reimbursement fee                              20,044              16,764
                                                                        -------------     ---------------
                                                                             618,943             246,598
                                                                        -------------     ---------------

               Due to other related party                                         --               3,773
                                                                        -------------     ---------------
                                                                     $     1,359,417   $         995,500
                                                                        =============     ===============

     The Company maintains 13 bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $17,568,909 and $15,275,629 at December 31, 2000 and 1999,
     respectively.

12.  Fair Value of Financial Instruments:
     -----------------------------------

     The estimated fair value of cash and cash equivalents and accounts payable and accrued expenses approximates carrying value because of short maturities. The estimated fair value of long-term borrowings approximates carrying value as interest rates on the borrowings approximates current market rates.

13.  Concentration of Credit Risk:
     ----------------------------

     Crestline Capital Corporation, City Center Annex Tenant Corporation and WI Leasing, LLC each contributed more than 10 percent of the Company's total rental income for the year ended December 31, 2000. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains.

     Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such as default is reduced due to the essential or important nature of these Properties for the ongoing operations of the lessees.

     In addition, the hotel industry is generally characterized as being intensely competitive. The operators of the hotels located on the Properties do, and are expected to in the future, compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations. Additionally, any general downturn in the domestic hotel market could have a negative impact on the Company's operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


14.  Earnings Per Share:

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the year ended December 31, 2000 and 1999, approximately 7.2 and 5.5 million shares, respectively, related to the conversion of Hotel Investors' Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation.

     As a result of the Initial Transaction with Five Arrows (see Note 3), Five Arrows has the right to exchange its remaining Class E Preferred Stock and
     Common  Stock  in  Hotel   Investors,   at  certain  defined  dates,   into
     approximately 3.8 million shares of the Company's common stock.

     The numerator in the diluted EPS calculation includes an adjustment for the net earnings of Hotel Investors for the applicable period. Additionally, the Company had no potentially dilutive common shares in 1998.

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the years ended December 31, 2000, 1999 and 1998:

                                                                 2000                 1999                1998
                                                            --------------       --------------      --------------
Basic Earnings Per Share:
   Net earnings                                          $     20,670,462     $      7,515,988    $        958,939
                                                            ==============       ==============      ==============

   Weighted average number of shares outstanding               38,698,066           15,890,212           2,402,344
                                                            ==============       ==============      ==============

   Basic earnings per share                              $           0.53     $           0.47    $           0.40
                                                            ==============       ==============      ==============

Diluted Earnings Per Share:
   Net earnings                                          $     20,670,462     $      7,515,988    $        958,939

   Additional income attributable to investment in
      unconsolidated subsidiary assuming all
      Preferred Shares were converted                           3,563,543            2,129,899                  --
                                                            --------------       --------------      --------------

         Adjusted net earnings assuming dilution         $     24,234,005     $      9,645,887    $        958,939
                                                            ==============       ==============      ==============

Weighted average number of shares outstanding                  38,698,066           15,890,212           2,402,344

Assumed conversion of Preferred Stock                           7,187,676            5,547,647                  --
                                                            --------------       --------------      --------------

         Adjusted weighted average number of
         shares outstanding                                    45,885,742           21,437,859           2,402,344
                                                            ==============       ==============      ==============

Diluted earnings per share                               $           0.53     $           0.45       $        0.40
                                                            ==============       ==============      ==============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


15.  Commitments and Contingencies:
     ------------------------------

     In connection with the acquisition of two Properties in 1998, the Company may be required to make an additional payment (the "Earnout Amount") of up to $1 million if certain earnout provisions are achieved by July 31, 2001. After July 31, 2001, the Company will no longer be obligated to make any payments under the earnout provision. The Earnout Amount is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.44), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of December 31, 2000, no such amounts were payable under this agreement; however, $96,688 was paid during 2000 and has been properly reflected in land, buildings and equipment on operating leases on the accompanying consolidated balance sheet at December 31, 2000.

     In addition, in connection with the acquisition of an 89 percent interest in the CNL Philadelphia Annex, LLC, the Company and the minority interest holder each have the right to obligate the other to sell or buy, respectively, the 11 percent interest in CNL Philadelphia Annex, LLC. These rights are effective five years after the hotel's opening which is November 2004. The price for the 11 percent interest is equal to 11 percent of the lesser of (a) an amount equal to the product of 8.5 multiplied times net house profit (defined as total hotel revenues less property expenses) for the 13 period accounting year preceding the notice of the option exercise, or (b) the appraised fair market value.

     In connection with the purchase of two Properties in June 2000, the Company may be required to make an additional payment (the "Earnout Provision") not to exceed $2,471,500 if certain earnout provisions are achieved by June 1, 2003. After the June 1, 2003, the Company will no longer be obligated to make any payments under the Earnout Provision. The Earnout Provision is equal to the difference between earnings before interest, taxes, depreciation and amortization expense adjusted by the earnout factor (7.33), and the initial purchase price. Rental income will be adjusted upward in accordance with the lease agreements for any amount paid. As of December 31, 2000, no such amounts were payable under this agreement.

     On November 7, 2000, the Company, through CNL Philadelphia Annex, LLC, obtained a letter of credit for $775,000 in the favor of a lender, in accordance with the related loan agreements. Draws under this letter of credit may occur if default on the loan were to occur. No such default has occurred as of December 31, 2000 and the letter of credit remained unused at that time. The letter of credit is in effect for one year with automatic annual extensions until November 10, 2007.

     The Company had commitments to acquire four hotel Properties for an anticipated aggregate purchase price of approximately $45 million.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2000, 1999 and 1998


16.  Selected Quarterly Financial Data:
     ----------------------------------

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:

        2000 Quarter                          First            Second              Third             Fourth              Year
        ------------
                                          --------------    --------------     --------------    ---------------    ---------------
        Revenue                        $      5,581,157   $     6,690,682   $      8,540,296   $     15,287,084  $      36,099,219
        Net income                            3,945,084         4,642,940          5,251,624          6,830,814         20,670,462
        Earning per share:
              Basic                    $           0.13   $          0.13   $           0.13   $           0.16  $            0.53
              Diluted                              0.12              0.13               0.13               0.15               0.53

        1999 Quarter                          First            Second              Third             Fourth              Year
        ------------
                                          --------------    --------------     --------------    ---------------    ---------------
        Revenue                        $     $1,333,352   $     2,087,077   $      2,981,701  $      4,275,375   $     10,677,505
        Net income                              430,280         1,462,249          2,421,516         3,201,943          7,515,988
        Earning per share:
              Basic                    $           0.07   $          0.12   $           0.13  $           0.12   $           0.47
              Diluted                              0.06              0.12               0.12              0.12               0.45


17.  Subsequent Events:
     -----------------

     During the period  January 1, 2001 through  January 26,  2001,  the Company
     received   subscription   proceeds  for  an  additional   1,264,915  shares
     ($12,649,150) of common stock.

     On January 1, 2001, the Company declared distributions totaling $3,120,827, or $0.06354 per share, of common stock, payable in March 2001, to stockholders of record on January 1, 2001.

Item 9.  Changes  in   and   Disagreements  with  Accountants  on Accounting and
         Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Consolidated Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2000 and 1999

                  Consolidated Statements of Earnings for the years ended Decem-
                        ber 31, 2000, 1999 and 1998

                  Consolidated  Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements  of  Cash Flows for  the  years  ended
                        December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

                  Schedule  III  -  Real Estate and  Accumulated Depreciation at
                         December 31, 2000

                  Notes to  Schedule III - Real Estate and Accumulated Deprecia-
                        tion at December 31, 2000

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3. Exhibits

             3.1 CNL-American Realty Fund, Inc. amended and restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

             3.2    CNL American Realty Fund, Inc. Bylaws  (Previously  filed as
                    Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

             3.3 CNL American Realty Fund, Inc. Articles of Amendement to the Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

             3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the
                    Registrant's    Registration    Statement   on   Form   S-11
                    (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference.)

             3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated
                    June 27, 2000 (Previously filed as Exhibit 3.6 to the Registrant's Registration Statement on Form S-11 (File No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

             3.7 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference.)

             4.1 Reinvestment Plan (Previously filed as Exhibit 4.4 to the 1996 Form S-11 and incorporated herein by reference.)

             4.2 CNL-American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference.)

             4.3    CNL American Realty Fund, Inc. Bylaws  (Previously  filed as
                    Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

             4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

             4.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the 1998 Form S-11 and incorporated herein by reference.)

             4.7 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to the 1999 Form S-11 and incorporated herein by reference.)

             4.8 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference.)

             10.1 Advisory Agreement dated as of June 17, 2000, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp.
                    (Previously  filed as  Exhibit  10.2 to the 1999  Form  S-11
                    (Registration No. 333-89691) (the "1999 Form S-11") and incorporated herein by reference.)

             10.2 Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James
                    M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne
                    A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; and Thomas J. Hutchison III dated May 16, 2000 (Previously filed as Exhibit 10.2 to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.)

             10.3   Agreement  of  Limited   Partnership   of  CNL   Hospitality
                    Partners, LP (Previously filed as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference.)

             10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference.)

             10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Previously filed as
                    Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference.)

             10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

             10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

             10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit to the 1996 Form S-11 and incorporated herein by reference.)

             10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference.)

             10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as
                    Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference.)

             10.11 Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by reference.)

             10.12  Securities   Purchase   Agreement  between  CNL  Hospitality
                    Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit
                    10.19 to the 1996 Form S-11 and incorporated herein by reference.)

             10.13 Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit
                    10.20 to the 1996 Form S-11 and incorporated herein by reference.)

             10.14 Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to the 1996 Form S-11 and incorporated herein by reference.)

             10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.8 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

             10.16 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox
                    Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.9 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

             10.17 Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.22 to the 1998 Form S-11 and incorporated herein by reference.)

             10.18 First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference.)

             10.19 Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.24 to the 1998 Form S-11 and incorporated herein by reference.)

             10.20 Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa (Previously filed as Exhibit 10.25 to the 1998 Form S-11 and incorporated herein by reference.)

             10.21 Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa and the TownePlace Suites - Newark (Previously filed as Exhibit 10.26 to the 1998 Form S-11 and incorporated herein by reference.)

             10.22 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit
                    10.29 to the 1998 Form S-11 and incorporated herein by reference.)

             10.23 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to the 1998 Form S-11 and incorporated herein by reference.)

             10.24 Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to the 1998 Form S-11 and incorporated herein by reference.)

             10.25 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.32 to the 1999 Form S-11 and incorporated by reference).

             10.26 Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit
                    10.33 to the 1999 Form S-11 and incorporated by reference).

             10.27 Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard - Palm Desert and the Residence Inn - Palm Desert (amends Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to the 1999 Form S-11 and incorporated by reference).

             10.28 Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.35 to the 1999 Form S-11 and incorporated by reference).

             10.29 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as
                    Exhibit 10.36 to the 1999 Form S-11 and incorporated by reference).

             10.30 Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as Exhibit 10.37 to the 1999 Form S-11 and incorporated by reference).

             10.31 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn - Merrifield (Previously filed as Exhibit
                    10.38 to the 1999 Form S-11 and incorporated by reference).

             10.32 Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Merrifield (Previously filed as Exhibit 10.39 to the 1999 Form S-11 and incorporated by reference).

             10.33  First  Amendment  to  Purchase  and Sale  Agreement  between
                    TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Mira Mesa, SpringHill Suites - Gaithersburg, Residence Inn - Merrifield, and TownePlace Suites - Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit
                    10.40 to the 1999 Form S-11 and incorporated by reference).

             10.34 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard - Alpharetta (Previously filed as Exhibit 10.41 to the 1999 Form S-11 and incorporated by reference).

             10.35 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn - Cottonwood (Previously filed as Exhibit
                    10.42 to the 1999 Form S-11 and incorporated by reference).

             10.36 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Mt. Laurel (Previously filed as Exhibit
                    10.43 to the 1999 Form S-11 and incorporated by reference).

             10.37 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Scarborough (Previously filed as Exhibit
                    10.44 to the 1999 Form S-11 and incorporated by reference).

             10.38 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Tewksbury (Previously filed as Exhibit
                    10.45 to the 1999 Form S-11 and incorporated by reference).

             10.39 Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to the 1999 Form S-11 and incorporated by reference).

             10.40 First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management
                    Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta, and Overland Park SpringHill Suites - Raleigh and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as
                    Exhibit 10.47 to the 1999 Form S-11 and incorporated by reference).

             10.41 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites - Newark (Previously filed as Exhibit
                    10.48 to the 1999 Form S-11 and incorporated herein by reference.)

             10.42 Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan (Previously filed as Exhibit
                    10.49 to the 1999  Form  S-11  (File  No.  333-89691)  filed
                    October 26, 1999, as amended, and incorporated herein by reference.)

             10.43 Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn - Little Lake Bryan (Previously filed as
                    Exhibit 10.50 to the 1999 Form S-11 and incorporated herein by reference.)

             10.44 First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard - Little Lake Bryan (amends
                    Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to the 1999 Form S-11 and incorporated herein by reference.)

             10.45 First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends
                    Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to the 1999 Form S-11 and incorporated herein by reference.)

             10.46 Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as
                    Purchaser, dated September 17, 1998, relating to the Courtyard - Little Lake Bryan, the Fairfield Inn - Little Lake Bryan and the SpringHill Suites - Little Lake Bryan (Previously filed as Exhibit 10.53 to the 1999 Form S-11 and incorporated herein by reference.)

             10.47 Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibits 10.42 and
                    10.44 above) (Filed herewith.)

             10.48 Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibits 10.43 and
                    10.45 above) (Filed herewith.)

             10.49 Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Filed herewith.)

27.  Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed reports on Form 8-K on November 16, December 21, 2000, relating to the acquisition of properties.

(d)  Other Financial Information

     The Company is required to file audited financial information of a guarantor, Marriott International, Inc. ("Marriott") of two of its tenants as a result of Marriott guaranteeing lease payments for two of the Company's tenants which leased more than 20 percent of the Company's total assets for the year ended December 31, 2000 Marriott is a public company and as the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2001.

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

              Signature              Title                              Date

/s/ James M. Seneff, Jr.   Chairman of the Board and Chief         March 1, 2001
-------------------------  Executive Officer (Principal
James M. Seneff, Jr.       Executive Officer)



/s/ Robert A. Bourne       Vice Chairman and President             March 1, 2001
-------------------------
Robert A. Bourne



/s/ Matthew W. Kaplan      Director                                March 1, 2001
-------------------------
Matthew W. Kaplan



/s/ C. Brian Strickland    Senior Vice President, Finance          March 1, 2001
-------------------------  Administration   (Principal
C. Brian Strickland        Financial and Accounting Officer)




/s/ Charles E. Adams       Independent Director                    March 1, 2001
-------------------------
Charles E. Adams



/s/ Lawrence A. Dustin     Independent Director                    March 1, 2001
-------------------------
Lawrence A. Dustin



/s/ John A. Griswold       Independent Director                    March 1, 2001
-------------------------
John A. Griswold



/s/ Craig M. McAllaster    Independent Director                    March 1, 2001
-------------------------
Craig M. McAllaster

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

                                                                                                          Costs Capitalized
Properties the Company                                                                                       Subsequent
 has Invested in Under                                       Initial Costs                                To Acquisition
                                                 ----------------------------------------  ----------------------------------
 Operating Leases:
                                                                                                               Carrying
                             Encumbrances        Land         Buildings       Equipment     Improvements        Costs
                            -------------- --------------- --------------- --------------- --------------- ---------------
  Atlanta, Georgia           $          -   $   1,907,479   $  13,459,040   $   1,270,174   $     130,974   $           -
  Duluth, Georgia                       -       1,019,497      10,017,402       1,140,942          63,026               -
  Mira Mesa, California                 -       2,002,314      12,924,317       1,701,280               -               -
  Palm Desert, California               -       2,186,790      14,211,931       1,375,396               -               -
  Merrifield, Virginia                  -       2,621,040      15,499,358       2,011,476               -               -
  Cottonwood, Utah                      -       2,329,871      11,658,677       1,479,849               -               -
  Plano, Texas                  5,818,645       1,409,287       9,876,280         682,567               -               -
  Las Vegas, Nevada            17,492,259       3,784,463      28,809,831       1,333,202               -               -
  Phoenix, Arizona             10,392,015       2,215,181      18,670,889       1,090,121               -               -
  Orlando, Florida              6,673,553       3,532,687               -               -       3,695,552               -

Courtyard by Marriott:
  Philadelphia, Pennsylvania   42,184,609       7,408,660      55,819,611       5,160,389          48,840               -
  Alpharetta, Georgia                   -       2,460,479      10,916,325       1,392,450               -               -
  Palm Desert, California               -       1,488,906      11,268,720       1,598,905               -               -
  Orlando, Florida             17,305,000       9,025,240      24,583,035       4,284,741               -               -
  Plano, Texas                  6,576,262       1,686,729      10,511,792         770,295               -               -
  Seattle, Washington          19,094,297       7,552,190      28,558,057       1,464,447               -               -
  Scottsdale Arizona           10,751,181       2,869,201      16,474,852         948,896               -               -
  Weston, Florida               3,223,788       1,809,838               -               -       1,326,426               -

Marriott Suites:
  Dallas, Texas                17,430,667       2,777,725      28,900,548       1,954,411               -               -

Springhill Suites:
  Gaithersburg, Maryland                -       2,592,431      11,931,078       1,683,008               -               -
  Orlando, Florida             17,740,000       8,749,895      26,380,932       3,716,553               -               -

TownePlace Suites:
  Tewksbury, Massachusetts              -       1,059,743       7,982,137         590,519               -               -
  Scarborough, Maine                    -         918,734       6,108,981         611,883               -               -
  Mount Laurel, New Jersey              -       1,223,679       6,395,420         623,253               -               -
  Newark, California                    -       2,304,707      10,828,211       1,353,030               -               -

Wyndham:
  Billerica, Massachusetts              -       3,838,446      20,471,101       2,255,001               -               -
  Denver, Colorado                      -       3,882,969      13,436,260       2,094,428               -               -

Fairfield Inn:
  Orlando, Florida             14,955,000       9,076,860      20,318,202       3,362,656               -               -
                            -------------- --------------- --------------- --------------- --------------- ---------------
                             $189,637,276   $  93,735,040   $ 446,012,989   $  45,949,871   $   5,264,818   $           -
                            ============== =============== =============== =============== =============== ===============

              Gross Amount at Which Carried
                   at Close of Period                                              Date
----------------------------------------------------------      Accumulated       of Con-            Date
      Land        Buildings       Equipment         Total       Depreciation      struction        Acquired
-------------- --------------- --------------- --------------- --------------- --------------- ---------------
 $  1,913,900   $  13,504,345   $   1,349,422   $  16,767,667   $   1,250,184       1997            Aug-98
    1,022,920      10,051,037       1,166,909      12,240,867         997,537       1997            Aug-98
    2,002,314      12,924,317       1,701,280      16,627,911         600,272       1999            Dec-99
    2,186,790      14,211,931       1,375,396      17,774,117         298,883       1999            Jun-00
    2,621,040      15,499,358       2,011,476      20,131,874         282,996       2000            Jul-00
    2,329,871      11,658,677       1,479,849      15,468,397         183,846       1999            Aug-00
    1,409,287       9,876,280         682,567      11,968,133          91,920       1998            Feb-99
    3,784,463      28,809,831       1,333,202      33,927,496         241,207       1998            Feb-99
    2,215,181      18,670,889       1,090,121      21,976,191         163,076       1999            Jun-99
    3,532,687       3,695,552               -       7,228,239               -         -                -


    7,421,800      55,860,018       5,155,682      68,437,500       2,372,730       1999            Nov-99
    2,460,479      10,916,325       1,392,450      14,769,253         172,497       2000            Aug-00
    1,488,906      11,268,720       1,598,905      14,356,531         276,322       1999            Jun-00
    9,025,240      24,583,035       4,284,741      37,893,016         146,520       2000            Nov-00
    1,686,729      10,511,792         770,295      12,968,816         100,759       1998            Feb-99
    7,552,190      28,558,057       1,464,447      37,574,694         241,686       1999            Jun-99
    2,869,201      16,474,852         948,896      20,292,949         142,895       1999            Jun-99
    1,809,838       1,326,426               -       3,136,264               -         -                -

    2,777,725      28,900,548       1,954,411      33,632,683         268,082       1998            Feb-99

    2,592,431      11,931,078       1,683,008      16,206,518         225,909       2000            Jul-00
    8,749,895      26,380,932       3,716,553      38,847,380          48,002       2000            Dec-00

    1,059,743       7,982,137         590,519       9,632,399         103,796       1999            Aug-00
      918,734       6,108,981         611,883       7,639,598          87,792       1999            Aug-00
    1,223,679       6,395,420         623,253       8,242,352          91,004       1999            Aug-00
    2,304,707      10,828,212       1,353,030      14,485,948          70,887       2000            Nov-00

    3,838,446      20,471,101       2,255,001      26,564,548         486,454       1999            Jun-00
    3,882,969      13,436,260       2,094,427      19,413,657         370,481       1999            Jun-00

    9,076,860      20,318,202       3,362,656      32,757,718         118,051       2000            Nov-00
-------------- --------------- --------------- --------------- --------------- --------------- ---------------

 $ 93,758,025   $ 451,154,315   $  46,050,378   $ 590,962,718   $   9,433,790
============== =============== =============== =============== ===============

(1) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998 are summarized as follows:

                                                               Cost (2) (4)                    Accumulated Depreciation
                                                         ----------------------------------------------------------------

    Properties the Company has Invested
       in Under Operating Leases:
          Balance, December 31, 1997                      $                     -             $                         -
            Acquisitions                                               28,752,549                                       -
            Depreciation expense (3)                                            -                                 384,166
                                                         ----------------------------------------------------------------

          Balance, December 31, 1998                                   28,752,549                                 384,166
            Acquisitions                                               85,078,556                                       -
            Depreciation expense (3)                                            -                               1,219,168
                                                         ----------------------------------------------------------------

          Balance, December 31, 1999                                  113,831,105                               1,603,334
            Acquisitions                                              477,131,613                                     -
            Depreciation expense (3)                                            -                               7,830,456
                                                         ----------------------------------------------------------------

          Balance, December 31, 2000                      $           590,962,718             $                 9,433,790
                                                         ================================================================


(2) As of December 31, 2000, 1999 and 1998, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $589,498,826, $113,831,105 and $28,752,549, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(3) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4) During the years ended December 31, 2000, 1999 and 1998, the Company incurred acquisition fees totaling $16,182,043, $4,470,836 and $1,507,010, respectively, paid to the Advisor. Acquisition fees are included in land and buildings on operating leases at December 31, 2000 and 1999.

     3.1 CNL-American Realty Fund, Inc. amended and restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

     3.2 CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     3.3 CNL American Realty Fund, Inc. Articles of Amendement to the Amended and Restated Articles of Incorporation (Previously filed as Exhibit
          3.4 to the 1996 Form S-11 and incorporated herein by reference.)

     3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference.)

     3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to the Registrant's Registration Statement on Form S-11 (File No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

     3.7  Amendment  No. 1 to the  Bylaws of CNL  Hospitality  Properties,  Inc.
          (Previously   filed  as  Exhibit   3.7  to  the  1999  Form  S-11  and
          incorporated herein by reference.)

     4.1 Reinvestment Plan (Previously filed as Exhibit 4.4 to the 1996 Form S-11 and incorporated herein by reference.)

     4.2 CNL-American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference.)

     4.3 CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     4.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

     4.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the 1998 Form S-11 and incorporated herein by reference.)

     4.7 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to the 1999 Form S-11 and incorporated herein by reference.)

     4.8  Amendment  No. 1 to the  Bylaws of CNL  Hospitality  Properties,  Inc.
          (Previously   filed  as  Exhibit   3.7  to  the  1999  Form  S-11  and
          incorporated herein by reference.)

    10.1 Advisory Agreement dated as of June 17, 2000, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as
          Exhibit 10.2 to the 1999 Form S-11 (Registration No. 333-89691) (the "1999 Form S-11") and incorporated herein by reference.)

    10.2 Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; and Thomas J. Hutchison III dated May 16, 2000 (Previously filed as Exhibit 10.2 to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.)

    10.3 Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference.)

    10.4 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference.)

    10.5 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference.)

    10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

    10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

    10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn -
          Gwinnett  Place  (Previously  filed as Exhibit   to the 1996 Form
          S-11 and incorporated herein by reference.)

    10.9 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference.)

    10.10 Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference.)

    10.11 Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999
          (Previously filed as Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by reference.)

    10.12 Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference.)

    10.13 Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to the 1996 Form S-11 and incorporated herein by reference.)

    10.14 Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to the 1996 Form S-11 and incorporated herein by reference.)

    10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.8 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

    10.16 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.9 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

    10.17 Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard
          - Philadelphia (Previously filed as Exhibit 10.22 to the 1998 Form S-11 and incorporated herein by reference.)

    10.18 First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference.)

    10.19 Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.24 to the 1998 Form S-11 and incorporated herein by reference.)

    10.20 Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa (Previously filed as Exhibit 10.25 to the 1998 Form S-11 and incorporated herein by reference.)

    10.21 Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa and the TownePlace Suites - Newark (Previously filed as Exhibit 10.26 to the 1998 Form S-11 and incorporated herein by reference.)

    10.22 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to the 1998 Form S-11 and incorporated herein by reference.)

    10.23 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to the 1998 Form S-11 and incorporated herein by reference.)

    10.24 Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as
          Exhibit 10.31 to the 1998 Form S-11 and incorporated herein by reference.)

    10.25 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.32 to the 1999 Form S-11 and incorporated by reference).

    10.26 Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.33 to the 1999 Form S-11 and incorporated by reference).

    10.27 Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard - Palm Desert and the Residence Inn - Palm Desert (amends
          Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to the 1999 Form S-11 and incorporated by reference).

    10.28 Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.35 to the 1999 Form S-11 and incorporated by reference).

    10.29 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as Exhibit 10.36 to the 1999 Form S-11 and incorporated by reference).

    10.30 Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as Exhibit 10.37 to the 1999 Form S-11 and incorporated by reference).

    10.31 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn - Merrifield (Previously filed as Exhibit 10.38 to the 1999 Form S-11 and incorporated by reference).

    10.32 Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Merrifield (Previously filed as Exhibit 10.39 to the 1999 Form S-11 and incorporated by reference).

    10.33 First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Mira Mesa, SpringHill Suites - Gaithersburg, Residence Inn - Merrifield, and TownePlace Suites - Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit 10.40 to the 1999 Form S-11 and incorporated by reference).

    10.34 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard - Alpharetta (Previously filed as Exhibit 10.41 to the 1999 Form S-11 and incorporated by reference).

    10.35 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn - Cottonwood (Previously filed as Exhibit 10.42 to the 1999 Form S-11 and incorporated by reference).

    10.36 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Mt. Laurel (Previously filed as Exhibit 10.43 to the 1999 Form S-11 and incorporated by reference).

    10.37 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Scarborough (Previously filed as Exhibit 10.44 to the 1999 Form S-11 and incorporated by reference).

    10.38 Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Tewksbury (Previously filed as Exhibit 10.45 to the 1999 Form S-11 and incorporated by reference).

    10.39 Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to the 1999 Form S-11 and incorporated by reference).

    10.40 First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard
          - Alpharetta, and Overland Park SpringHill Suites - Raleigh and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to the 1999 Form S-11 and incorporated by reference).

    10.41 Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites - Newark (Previously filed as Exhibit 10.48 to the 1999 Form S-11 and incorporated herein by reference.)

    10.42 Lease   Agreement   between  LLB  C-Hotel,   L.L.C.   and  LLB  Tenant
          Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan (Previously filed as Exhibit 10.49 to the 1999 Form S-11 (File No. 333-89691) filed October 26, 1999, as amended, and incorporated herein by reference.)

    10.43 Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn - Little Lake Bryan (Previously filed as Exhibit 10.50 to the 1999 Form S-11 and incorporated herein by reference.)

    10.44 First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to the 1999 Form S-11 and incorporated herein by reference.)

    10.45 First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to the 1999 Form S-11 and incorporated herein by reference.)

    10.46 Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard - Little Lake Bryan, the Fairfield Inn - Little Lake Bryan and the SpringHill Suites - Little Lake Bryan (Previously filed as Exhibit 10.53 to the 1999 Form S-11 and incorporated herein by reference.)

    10.47 Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant
          Corporation, dated December 15, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Filed herewith.)

    10.48 Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Filed herewith.)

    10.49 Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Filed herewith.)

Exhibit 10.47

                   Second Amendment to Lease Agreement between
                         CNL LLB C-Hotel Management, LP
                         (formerly LLB C-Hotel, L.L.C.)
                           and LLB Tenant Corporation
                  relating to the Courtyard - Little Lake Bryan

                                                                      [LLB CTYD]

                       SECOND AMENDMENT TO LEASE AGREEMENT


         THIS SECOND AMENDMENT TO LEASE AGREEMENT (the "Second Amendment") is made as of the 15th day of December, 2000, by and between CNL LLB C-HOTEL MANAGEMENT, LP, a Delaware limited partnership, f/k/a LLB C-HOTEL, L.L.C., a Delaware limited liability company ("Landlord"), and LLB TENANT CORPORATION, a Delaware corporation ("Tenant").

                              W I T N E S S E T H :
                               - - - - - - - - - -

         WHEREAS,  Landlord  and Tenant have  entered  into that  certain  Lease
Agreement dated as of October 12, 2000, as amended by that certain First Amendment to Lease Agreement dated as of November 17, 2000 (collectively, the "Original Lease"), for the leasing of that certain Courtyard by Marriott hotel property located in Little Lake Bryan, Orlando, Florida, and more particularly described in the Original Lease; and

         WHEREAS, Landlord and Tenant desire to amend certain terms and conditions of the Original Lease.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the mutual receipt and legal sufficiency of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

         1. Recitals. The foregoing recitals are correct and complete and are hereby incorporated into this Second Amendment by this reference.

         2. Defined Terms. Capitalized terms used in this Second Amendment and not defined elsewhere herein shall have the meanings set forth in the Original Lease.

         3. Amendments to Original Agreement. From and after the date hereof the Original Lease is hereby amended as follows:

         (a) In Article One of the Original Lease (captioned "Definitions"), the defined term "Tenant's Personal Property" is hereby deleted in its entirety and, in lieu thereof, the following is hereby substituted:

         ""Tenant's Personal Property" shall mean all motor vehicles, and any other tangible personal property of Tenant, if any, acquired by Tenant at its election and with its own funds on and after the date hereof and located at the Leased Property or used in Tenant's business at the Leased Property and all modifications, replacements, alterations and additions to such personal property installed at the expense of Tenant, other than any items included within the definition of Leased Property."

         (b) Section 2.1(e) of the Original Lease is hereby deleted in its entirety and, in lieu thereof, the following is hereby substituted:

                  "(e) all machinery, equipment, furniture, furnishings, moveable walls or partitions, computers, trade fixtures, FAS or Inventories located on or in the Leased Improvements, and all modifications, replacements, alterations and additions to such property, except items, if any, included within the category of Fixtures, but specifically excluding all items included within the category of Tenant's Personal Property (collectively, the "Leased Personal Property");"

         (c) Section 5.2 of the Original Lease (captioned "Tenant's Personal Property") is hereby deleted in its entirety.

         4. Counterparts. This Second Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         5.  Governing  Law.  This  Second   Amendment   shall  be  interpreted,
construed, applied and enforced in accordance with Section 22.13 of the Original Lease.

         6. Section and Other Headings. The headings contained in this Second Amendment are for reference purposes only and shall not in any way affect the meaning or interpretation of this Second Amendment.

         7. Entire Agreement. The Original Lease, as amended by this Second Amendment, contains and embodies the entire agreement of the parties hereto, and no representations, inducements, or agreements, oral or otherwise, not contained in the Original Lease, as amended by this Second Amendment, shall be of any force or effect. This Second Amendment may not be modified or changed in whole or in part in any manner other than by an instrument in writing duly signed by the parties hereto. Except as modified by this Second Amendment, the terms and provisions of the Original Lease, which are incorporated herein by this reference, are hereby reaffirmed and shall be binding upon the parties hereto.


                    [SIGNATURES APPEAR ON THE FOLLOWING PAGE]

         IN WITNESS WHEREOF, the parties have caused this Second Amendment to be executed as a sealed instrument as of the date first above written.


                                 LANDLORD:

                                 CNL LLB C-HOTEL MANAGEMENT, L.P.
                                 a Delaware limited partnership
                                 By:      CNL LLB C-Hotel Management Corp.,
                                          a Delaware corporation
                                          its managing member

                                          By:      /s/ Charles A. Muller
                                                   --------------------------
                                                   Charles A. Muller
                                                   Executive Vice President


                                 TENANT:

                                 LLB TENANT CORPORATION,
                                 a Delaware corporation

                                 By:      /s/ Timothy J. Grisius
                                          -----------------------------------
                                          Timothy J. Grisius
                                          Vice President

EXHIBIT 10.48

                   Second Amendment to Lease Agreement between
                          CNL LLB F-Inn Management, LP
                           (formerly LLB F-Inn L.L.C.)
                           and LLB Tenant Corporation
                relating to the Fairfield Inn - Little Lake Bryan

                                                                     [LLB F-INN]

                       SECOND AMENDMENT TO LEASE AGREEMENT


         THIS SECOND AMENDMENT TO LEASE AGREEMENT (the "Second Amendment") is made as of the 15th day of December, 2000, by and between CNL LLB F-INN MANAGEMENT, LP, a Delaware limited partnership, f/k/a LLB F-INN, L.L.C., a Delaware limited liability company ("Landlord"), and LLB TENANT CORPORATION, a Delaware corporation ("Tenant").

                              W I T N E S S E T H :
                               - - - - - - - - - -

         WHEREAS,  Landlord  and Tenant have  entered  into that  certain  Lease
Agreement dated as of October 12, 2000, as amended by that certain First Amendment to Lease Agreement dated as of November 17, 2000 (collectively, the "Original Lease"), for the leasing of that certain Fairfield Inn hotel property located in Little Lake Bryan, Orlando, Florida, and more particularly described in the Original Lease; and

         WHEREAS, Landlord and Tenant desire to amend certain terms and conditions of the Original Lease.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, the mutual receipt and legal sufficiency of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

         1. Recitals. The foregoing recitals are correct and complete and are hereby incorporated into this Second Amendment by this reference.

         2. Defined Terms. Capitalized terms used in this Second Amendment and not defined elsewhere herein shall have the meanings set forth in the Original Lease.

         3. Amendments to Original Agreement. From and after the date hereof the Original Lease is hereby amended as follows:

         (a) In Article One of the Original Lease (captioned "Definitions"), the defined term "Tenant's Personal Property" is hereby deleted in its entirety and, in lieu thereof, the following is hereby substituted:

         ""Tenant's Personal Property" shall mean all motor vehicles, and any other tangible personal property of Tenant, if any, acquired by Tenant at its election and with its own funds on and after the date hereof and located at the Leased Property or used in Tenant's business at the Leased Property and all modifications, replacements, alterations and additions to such personal property installed at the expense of Tenant, other than any items included within the definition of Leased Property."

         (b) Section 2.1(e) of the Original Lease is hereby deleted in its entirety and, in lieu thereof, the following is hereby substituted:

                  "(e) all machinery, equipment, furniture, furnishings, moveable walls or partitions, computers, trade fixtures, FAS or Inventories located on or in the Leased Improvements, and all modifications, replacements, alterations and additions to such property, except items, if any, included within the category of Fixtures, but specifically excluding all items included within the category of Tenant's Personal Property (collectively, the "Leased Personal Property");"

         (c) Section 5.2 of the Original Lease (captioned "Tenant's Personal Property") is hereby deleted in its entirety.

         4. Counterparts. This Second Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         5.  Governing  Law.  This  Second   Amendment   shall  be  interpreted,
construed, applied and enforced in accordance with Section 22.13 of the Original Lease.

         6. Section and Other Headings. The headings contained in this Second Amendment are for reference purposes only and shall not in any way affect the meaning or interpretation of this Second Amendment.

         7. Entire Agreement. The Original Lease, as amended by this Second Amendment, contains and embodies the entire agreement of the parties hereto, and no representations, inducements, or agreements, oral or otherwise, not contained in the Original Lease, as amended by this Second Amendment, shall be of any force or effect. This Second Amendment may not be modified or changed in whole or in part in any manner other than by an instrument in writing duly signed by the parties hereto. Except as modified by this Second Amendment, the terms and provisions of the Original Lease, which are incorporated herein by this reference, are hereby reaffirmed and shall be binding upon the parties hereto.


                    [SIGNATURES APPEAR ON THE FOLLOWING PAGE]

         IN WITNESS WHEREOF, the parties have caused this Second Amendment to be executed as a sealed instrument as of the date first above written.


                                 LANDLORD:

                                 CNL LLB F-INN MANAGEMENT, L.P.
                                 a Delaware limited partnership
                                 By:      CNL LLB F-Inn Management Corp.,
                                          a Delaware corporation
                                          its managing member

                                          By:      /s/ Charles A. Muller
                                                   --------------------------
                                                   Charles A. Muller
                                                   Executive Vice President


                                 TENANT:

                                 LLB TENANT CORPORATION,
                                 a Delaware corporation

                                 By:      /s/ Timothy J. Grisius
                                          -----------------------------------
                                          Timothy J. Grisius
                                          Vice President

EXHIBIT 10.49

               Indenture Agreement among Desert Ridge Resort, LLC,
                   as Issuer; Bank One, National Association,
                  as Trustee; and Financial Structures Limited,
                as Insurer, relating to the Desert Ridge Property

                                    INDENTURE

                                      among

                                  DESERT RIDGE
                                   RESORT, LLC

                                   as Issuer,


                         BANK ONE, NATIONAL ASSOCIATION

                                   as Trustee,


                                       and


                          FINANCIAL STRUCTURES LIMITED

                                   as Insurer


                          Dated as of December 15, 2000


                                   $70,000,000
                   Senior Secured Floating Rate Notes Due 2007

                                  $109,000,000
                       7.90% Senior Secured Notes Due 2007

                                TABLE OF CONTENTS


                                                                            Page

RECITALS......................................................................1

                                  ARTICLE I DEFINITIONS.......................1
         SECTION 1.1  Definitions.............................................1
         SECTION 1.2  Rules of Construction..................................14

                                  ARTICLE II THE NOTES.......................15
         SECTION 2.1  Forms of the Notes Generally...........................15
         SECTION 2.2  Form of Trustee's Certificate of Authentication........17
         SECTION 2.3  The Notes..............................................17
         SECTION 2.4  Execution, Authentication and Delivery of the Notes....18
         SECTION 2.5  Registration; Transfer and Exchange; Restrictions on
                        Transfer of Notes....................................18
         SECTION 2.6  Mutilated, Destroyed, Lost and Stolen Notes............23
         SECTION 2.7  Payment of Principal and Interest......................24
         SECTION 2.8  Interest on New Notes..................................24
         SECTION 2.9  Cancellation...........................................24
         SECTION 2.10 Transfer Agent and Paying Agent........................24
         SECTION 2.11 Rule 144A Information..................................24
         SECTION 2.12 Provision of Payment Date Statements and Other
                        Information to Holders...............................25
         SECTION 2.13  Provision of Financial Information of Insurer.........26

                                  ARTICLE III COVENANTS......................27
         SECTION 3.1  Payment of Principal and Interest; Appointment of
                        Agents...............................................27
         SECTION 3.2  Performance of Obligations.............................27
         SECTION 3.3  Further Instruments and Acts...........................27
         SECTION 3.4  Notice of Events of Default............................28
         SECTION 3.5  Maintenance of Books and Records.......................28
         SECTION 3.6  Continuation of Ratings................................28

                                  ARTICLE IV REMEDIES........................28
         SECTION 4.1  Notices of Default.....................................28
         SECTION 4.2  Exercise of Remedies...................................28
         SECTION 4.3  Limitation of Suits....................................29
         SECTION 4.4  Unconditional Rights of Noteholders To Receive
                        Principal, Interest and Additional Amounts...........29
         SECTION 4.5  Performance and Enforcement of Certain Obligations.....30
         SECTION 4.6  Special Construction Servicer..........................30

                                  ARTICLE V THE TRUSTEE......................31
         SECTION 5.1  Duties of the Trustee..................................31
         SECTION 5.2  Rights of Trustee......................................33
         SECTION 5.3  Individual Rights of Trustee...........................34
         SECTION 5.4  Trustee's Disclaimer...................................34
         SECTION 5.5  Notice of Defaults; Notice of Requirement to Pay
                        Additional Amounts...................................34
         SECTION 5.6  Appointment of Administrative Agent....................35
         SECTION 5.7  Compensation and Indemnity.............................36
         SECTION 5.8  Replacement of Trustee.................................37
         SECTION 5.9  Successor Trustee by Merger............................38
         SECTION 5.10 Eligibility; Disqualification..........................38
         SECTION 5.11 Unclaimed Funds........................................39

                                  ARTICLE VI NOTEHOLDERS' LISTS, REPORTS
                                   AND MEETINGS..............................39
         SECTION 6.1  Preservation of Information; Communications to
                        Noteholders..........................................39
         SECTION 6.2  Voting by Noteholders..................................39
         SECTION 6.3  Purposes for Which Noteholder Meetings May Be Called...39
         SECTION 6.4  Call, Notice and Place of Meetings.....................40
         SECTION 6.5  Persons Entitled to Vote at Meetings...................40
         SECTION 6.6  Quorum; Action.........................................40
         SECTION 6.7  Determination of Voting Rights; Conduct and
                        Adjournment of Meetings..............................41
         SECTION 6.8  Counting Votes and Recording Action of Meetings........42

                                  ARTICLE VII ACCOUNTS, COLLECTIONS AND
                                   DISBURSEMENTS.............................43
         SECTION 7.1  Collection and Disbursements of Money..................43
         SECTION 7.2  The Accounts...........................................45
         SECTION 7.3  General Provisions Regarding Accounts..................45
         SECTION 7.4  Payment of Accounts Balances...........................46

                                  ARTICLE VIII SUPPLEMENTAL INDENTURES.......46
         SECTION 8.1  Supplemental Indentures Without Consent of Noteholders.46
         SECTION 8.2  Supplemental Indentures with Consent of Noteholders....47
         SECTION 8.3  Execution of Supplemental Indentures...................48
         SECTION 8.4  Effect of Supplemental Indenture.......................48
         SECTION 8.5  Reference in Notes to Supplemental Indentures..........49

                                  ARTICLE IX REDEMPTION OF NOTES; PURCHASE
                                   OF NOTES; DEFEASANCE......................49
         SECTION 9.1  Redemption.............................................49
         SECTION 9.2  Purchase...............................................49
         SECTION 9.3  Mechanics of Redemption or Purchase....................50
         SECTION 9.4  Form of Redemption Notice or Purchase Notice...........52
         SECTION 9.5  Notes Payable on Payoff Date...........................52
         SECTION 9.6  Defeasance.............................................52
         SECTION 9.7  Release of Collateral..................................53

                                  ARTICLE X OBLIGATIONS ABSOLUTE.............53
         SECTION 10.1  Issuer's Obligations Absolute.........................53

                                  ARTICLE XI THE INSURER.....................53
         SECTION 11.1  Effect of Payment by Insurer; Subrogation.............53
         SECTION 11.2  Rights of the Insurer.................................54
         SECTION 11.3  Indemnification; Reimbursement of Costs...............55
         SECTION 11.4  Liability of the Insurer..............................56
         SECTION 11.5  Consents..............................................56
         SECTION 11.6  Substitution of Reinsurer.............................56
         SECTION 11.7  Notice of Failure to Pay Premiums.....................56

                                  ARTICLE XII MISCELLANEOUS..................56
         SECTION 12.1  Compliance Certificates and Opinions, etc.............56
         SECTION 12.2  Form of Documents Delivered to Trustee................57
         SECTION 12.3  Acts of Noteholders...................................58
         SECTION 12.4  Notices, etc., to the Trustee, the Issuer, the
                        Insurer, the Guarantor and the Rating Agencies.......59
         SECTION 12.5  Notices to and from Noteholders; Waiver...............62
         SECTION 12.6  Payment and Notice Dates..............................63
         SECTION 12.7  Alternative Payment and Notice Provisions.............63
         SECTION 12.8  Effect of Headings and Table of Contents..............63
         SECTION 12.9  Successors and Assigns................................63
         SECTION 12.10 Separability..........................................63
         SECTION 12.11 Benefits of Indenture.................................63
         SECTION 12.12 Legal Holiday.........................................63
         SECTION 12.13 Governing Law.........................................64
         SECTION 12.14 Counterparts..........................................64
         SECTION 12.15 Recording of Indenture................................64
         SECTION 12.16 Corporate Obligation..................................64
         SECTION 12.17 Inspection............................................64
         SECTION 12.18 Waiver of Immunities..................................65
         SECTION 12.19 Satisfaction and Discharge............................65

EXHIBIT A-1 FORM OF REGULATION S GLOBAL FLOATING RATE NOTE DUE 2007.......A-1-1

EXHIBIT A-2 FORM OF RESTRICTED GLOBAL FLOATING RATE NOTE DUE 2007.........A-2-1

EXHIBIT B-1 FORM OF REGULATION S GLOBAL FIXED RATE NOTE...................B-1-1

EXHIBIT B-2 FORM OF RESTRICTED GLOBAL FIXED RATE NOTE.....................B-2-1

EXHIBIT C FORM OF SECURITIES LEGEND.........................................C-1

EXHIBIT DFORM OF REGULATION S CERTIFICATE...................................D-1

EXHIBIT EFORM OF RULE 144A EXCHANGE CERTIFICATE.............................E-1

                                    EXHIBIT F

Opinions of Arent Fox, Kelley Drye, and Skadden, Arps, Slate,
  Meagher & Flom LLP........................................................F-1

EXHIBIT GFORM OF CLEARING SYSTEM CERTIFICATE................................G-1

EXHIBIT HFORM OF INFORMATION REQUEST........................................H-1

                                    INDENTURE

         INDENTURE, dated as of December 15, 2000 (as amended, supplemented or otherwise modified and in effect from time to time, this "Indenture"), among DESERT RIDGE RESORT, LLC, a limited liability company organized under the laws of the State of Delaware (together with any successor thereto (the "Issuer"); BANK ONE, NATIONAL ASSOCIATION, a national banking association, as trustee and not in its individual capacity (in such capacity and, together with any successor thereto as trustee hereunder, the "Trustee"); and FINANCIAL STRUCTURES LIMITED, a company organized under the laws of Bermuda (the "Insurer").

                                    RECITALS

         The Issuer has duly authorized the execution and delivery of this Indenture to provide for the issuance and delivery of the Notes (as defined herein).

         Each party agrees as follows for the benefit of the other party and for the equal and ratable benefit of the Noteholders (as defined herein) of (i) the Issuer's Senior Secured Floating Rate Notes Due 2007 (the "Floating Rate Notes") and (ii) the Issuer's 7.90% Senior Secured Notes Due 2007 (the "Fixed Rate Notes" and together with the Floating Rate Notes, the "Notes"):


                                    ARTICLE I

                                   DEFINITIONS

         SECTION 1.1 Definitions. Except as otherwise specified herein or as the context may otherwise require, the following terms have the respective meanings specified below for all purposes of this Indenture. Other capitalized terms used herein without definition have the meanings given to them in the Construction Loan Agreement.

         "Accounts" shall mean, collectively, the Guarantee Payment Account, the Note Purchase Account, the Payment Account and the Policy Payment Account.

         "Act" shall have the meaning specified in Section 12.3(a).

         "Additional   Amounts"   shall  have  the  meaning   specified  in  the
Construction Loan Agreement.

         "Additional Premium" shall have the meaning specified in the Policy.

         "Affiliate" shall mean, with respect to any specified Person, any other Person controlling or controlled by or under common control with such specified Person. For the purposes of this definition, "control" when used with respect to any Person shall mean the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

         "Agents" shall have the meaning specified in Section 3.1(b).

         "Applicable Procedures" shall mean the rules and procedures of DTC, Euroclear or Clearstream, in each case to the extent applicable and as in effect from time to time.

         "Assignment of Reinsurance" shall mean the Assignment of Reinsurance of even date herewith between the Insurer and the Trustee for the benefit of the Noteholders, a copy of which is attached as Exhibit N.

         "Assignment of Reinsurance (Swap)" shall mean the Assignment of Reinsurance of even date herewith between the Insurer and Merrill Lynch Capital Services, Inc., a copy of which is attached as Exhibit O.

         "Authenticating Agent" shall mean the Trustee.

         "Authorized Officer" with respect to the Issuer, shall mean any officer, or Person performing the same or a similar function, of a member of the Issuer who is authorized to act for or on behalf of the Issuer in matters relating to the Issuer and who is identified on the list of Authorized Officers delivered by the Issuer to the Trustee on the Closing Date (as such list may be modified or supplemented from time to time thereafter). With respect to the Trustee, any Agent or the DTC Custodian, "Authorized Officer" shall mean a Trust Officer. With respect to the Insurer, "Authorized Officer" shall mean any officer,  employee  or agent of the  Insurer  who is  authorized  to act for the
Insurer in matters relating to, and binding upon, the Insurer. Each party may receive and accept a certification of the authority of any other party as conclusive evidence of the authority of any person to act, and such certification may be considered as in full force and effect until receipt by such other party of written notice to the contrary.

         "Basic Documents" shall mean this Indenture, the Policy, the Reinsurance Agreement, the Assignment of Reinsurance, and the other documents and certificates delivered in connection therewith, as the same may from time to time be amended, supplemented or otherwise modified and in effect.

         "Beneficial Owner" shall mean each Person having a beneficial interest in a Global Note.

         "Business Day" shall mean any day, other than a Saturday or a Sunday, on which commercial banks in New York City or the jurisdiction where the Corporate Trust Office is located are not required or authorized by law, executive order or regulation to close and on which such commercial banks are open for business.

         "Cash" shall mean such coin or currency of the United States of America as at the time shall be legal tender for payment of all public and private debts.

         "Cede" shall mean Cede & Co., as DTC's nominee.

         "Certificate  of  Authentication"  shall have the meaning  specified in
Section 2.2.

         "Clearance System" shall mean either Clearstream or Euroclear or both, as the context requires.

         "Clearance   System   Certificate"   shall   mean  a   certificate   in
substantially the form of Exhibit G hereto or such other form of certificate as shall be satisfactory to the Note Registrar, Euroclear and Clearstream.

         "Clearstream" shall mean Clearstream Banking, societe anonyme or any successor securities clearing agency.

         "Closing Date" shall mean December 21, 2000.

         "Code" shall mean the Internal Revenue Code of 1986, as amended.

         "Construction   Loan  Agreement"  shall  mean  the  Construction   Loan
Agreement of even date herewith among the Issuer, DRR Tenant Corporation as Operating Tenant, the Trustee and Administrative Agent.

         "Construction Loan Proceeds Account" shall have the meaning specified in the Construction Loan Agreement.

         "Corporate Trust Office" shall mean the principal office of the Trustee at which at any particular time its corporate trust business shall be administered, which office at the date of execution of this Indenture is located at 1 Bank One Plaza, Suite IL1-0126, Chicago, IL 60670-0126, Attention: Global Corporate Trust Services, or at such other address within the United States as the Trustee may designate from time to time by notice to the Noteholders, the Insurer and the Issuer, or the principal corporate trust office of any successor Trustee at the address designated by such successor Trustee by notice to the Noteholders, the Insurer and the Issuer.

         "Default" shall mean any occurrence or circumstance that is, or with notice or the lapse of time or both would become, an Event of Default.

         "Default Payment" shall mean any money collected by or paid to the Trustee by any Person after the occurrence and during the continuance of an Event of Default, including the proceeds collected by the Trustee upon the sale or other disposition of Collateral or upon the exercise of any remedies under the Construction Loan Documents.

         "Default Payment Date" shall mean the first Business Day on which funds in an Account resulting from a deposit therein by the Trustee of a Default Payment are available to be disbursed as immediately available funds.

         "Default Rate" shall have the meaning specified in the Construction Loan Agreement.

         "Defeasance Collateral" shall have the meaning specified in Section 8.6(b) of the Construction Loan Agreement.

         "Defeasance  Redemption  Date"  shall  have the  meaning  specified  in
Section 9.1(b).

         "Depository" shall mean, with respect to any Global Note, DTC or such other Person as shall be designated as Depository by the Issuer pursuant hereto.

         "Depository Institution" shall mean any depository institution or trust company incorporated under the laws of the United States or any state thereof and subject to supervision and examination by federal or state banking authorities.

         "DTC" shall mean The Depository Trust Company, a New York corporation.

         "DTC Custodian" shall mean Bank One, National Association, as custodian of the Global Notes for the Depository under a custody agreement or any similar successor agreement.

         "Eligible Account" shall mean an account that is either: (a) maintained with an Eligible Institution or (b) a trust account maintained with the corporate trust department of a Depository Institution with corporate trust powers acting in its fiduciary capacity and which is subject to regulations or has established internal guidelines regarding fiduciary funds on deposit substantially similar to 12 CFR 9.10(b). Each Eligible Account shall (i) be a separate, identifiable and segregated account from all other funds held by the Depository Institution holding such Eligible Account, (ii) be established and maintained in the name of, or on behalf of, the Trustee, and clearly indicate that the funds deposited therein are held for the benefit of the Noteholders and the Issuer, (iii) provide that the Trustee possess all right, title and interest in all funds on deposit therein from time to time and all proceeds thereof, (iv) provide that it is under the sole dominion and control of the Trustee, on behalf of the Noteholders and the Issuer, and (v) be an account as to which the holder thereof has agreed that it has no right of setoff or banker's lien against, and no right to otherwise deduct from any funds in such account for any amount owed to such holder by the Noteholder or the Issuer. Notwithstanding the foregoing, an Eligible Account shall also include such other accounts having such other characteristics as are reasonably acceptable to the Trustee and the Issuer so long as the deposit of funds hereunder in such other accounts would not result, in and of itself, in the withdrawal, qualification or reduction of the then current ratings of the Rating Agencies assigned to the Notes, as confirmed in writing by the Rating Agencies.

         "Eligible Institution" shall mean any Depository Institution the short-term unsecured deposit or debt obligations of which (or, in the case of a Depository Institution that is the principal subsidiary of a holding company, the short-term unsecured debt obligations of such holding company) are rated at least "P-1" by Moody's and "A-1" by S&P; provided that, if any funds are to be held in an Eligible Account for more than 30 calendar days, an Eligible Institution shall mean a Depository Institution the long-term unsecured debt obligations of which (or, in the case of a Depository Institution or trust company that is the principal subsidiary of a holding company, the long-term unsecured debt obligations of such holding company) are rated at least "Aa3" by Moody's and "AA-" by S&P. Notwithstanding the foregoing, an "Eligible Institution" shall also include such other Depository Institutions having such other characteristics as are reasonably acceptable to the Trustee so long as the deposit of funds hereunder in such other Depository Institutions would not result, in and of itself, in the withdrawal, qualification or downgrading of the then current ratings of the Rating Agencies assigned to the Notes, as confirmed in writing by the Rating Agencies.

         "Euroclear" shall mean Morgan Guaranty Trust Company, Brussels Office, as operator of the Euroclear System, or any successor securities clearing agency.

         "Event of Default" shall have the meaning specified in the Construction Loan Agreement.

         "Fixed Rate Notes" shall have the meaning specified in the preamble of this Indenture.

         "Floating Rate Notes" shall have the meaning specified in the preamble of this Indenture.

         "Four-Year Date" shall mean December 15, 2004.

         "Global Note" shall mean a Regulation S Global Note or a Restricted Global Note, as the case may be.

         "Guarantee Payment Account" shall mean the Eligible Account established by the Trustee for the benefit of the Noteholders and the Insurer pursuant to
Section 7.2 for payments made with respect to the Notes by the Guarantor and all monies, securities, instruments, documents and other property on deposit therein.

         "Indenture" shall have the meaning specified in the preamble of this Indenture and shall include the terms of the Notes.

         "Independent" shall mean, when used with respect to any specified Person, that such Person (a) is in fact independent of the Issuer and any Affiliate of the Issuer, (b) does not have any direct financial interest or any material indirect financial interest in the Issuer or any Affiliate of the Issuer and (c) is not connected with the Issuer or any Affiliate of the Issuer as an officer, employee, promoter, underwriter, trustee, partner, director or person performing similar functions.

         "Independent Certificate" shall mean a certificate or opinion to be delivered to the Trustee under the circumstances described in, and otherwise complying with, the applicable requirements of Section 12.1, made by an Independent appraiser or other expert appointed by an Issuer Order, and such opinion or certificate shall state that the signator has read the definition of "Independent" in this Indenture and that the signator is Independent within the meaning thereof.

         "Individual Note" shall mean a Floating Rate Note or a Fixed Rate Note issued in definitive, certificated, fully registered form without interest coupons and substantially in the form attached hereto as Exhibit A-3 or B-3, respectively.

         "Information Request" shall mean an information request in the form of Exhibit H hereto, which Information Request, if delivered by a Beneficial Owner of a Global Note, shall include a certification as to such owner's beneficial ownership.

         "Insurer" shall have the meaning specified in the preamble of this Indenture.

         "Interest Payment Date" shall have the meaning specified in the Construction Loan Agreement.

         "Interest Period" shall have the meaning specified in the Construction Loan Agreement.

         "Issuer" shall have the meaning specified in the preamble of this Indenture.

         "Issuer Order" and "Issuer Request" shall mean a written order or request signed in the name of the Issuer by any one of its Authorized Officers and delivered to the Trustee at least one (1) Business Day (or such longer period as the Trustee may reasonably request) prior to the date of the requested action specified therein.

         "Legended Individual Note" shall mean an Individual Note bearing the Securities Legend which shall initially be all Individual Notes.

         "Lien" shall mean any assignment for security, charge, mortgage, pledge, security interest, conditional sale or other title retention agreement or similar lien.

         "Make  Whole   Amount"   shall  have  the  meaning   specified  in  the
Construction Loan Agreement.

         "Make Whole Hedge" shall have the meaning specified in Section 9.6(b).

         "Marriott" shall mean Marriott International, Inc. and its successors.

         "Moody's" shall mean Moody's Investors Service, Inc. or any successor thereto.

         "New Note" has the meaning specified in Section 2.8.

         "Noteholder" or "Holder" shall mean the Person in whose name a Note is registered in the Note Register.

         "Note Purchase Account" shall mean the Eligible Account established by the Trustee for the benefit of the Noteholders pursuant to Section 7.2 for payments made with respect to the purchase of the Notes by a Purchaser and all monies, securities, instruments, documents and other property or deposit therein.

         "Note Register" has the meaning specified in Section 2.5.

         "Note Registrar" shall mean the Trustee.

         "Notes" shall have the meaning specified in the preamble of this Indenture.

         "Notice of Claim" shall have the meaning specified in the Policy.

         "Officer's   Certificate"  shall  mean  a  certificate  signed  by  any
Authorized Officer of the Issuer, under the circumstances described in, and otherwise complying with, the applicable requirements of Section 12.1, and delivered to the Trustee and the Insurer. Unless otherwise specified, any reference in this Indenture to an Officer's Certificate shall be to an Officer's Certificate of any Authorized Officer of the Issuer.

         "Opinion of Counsel" shall mean one or more written opinions of counsel who may, except as otherwise expressly provided in this Indenture, be counsel to the Issuer (and, if expressly provided herein, may be an employee of the Issuer) and which opinion or opinions shall be addressed to the Trustee in its capacity as such, and shall comply with any applicable requirements of Section 12.1.

         "Opening Date" shall have the meaning specified in the Hotel Management Agreement.

         "Original Principal Amount" shall mean (i) with respect to the Notes, $179,000,000, (ii) with respect to the Floating Rate Notes, $70,000,000 and
(iii) with respect to the Fixed Rate Notes, $109,000,000.

         "Outstanding Principal Amount" shall mean the Original Principal Amount of the Notes reduced from time to time by the amount of any payment (including prepayment) of the Original Principal Amount made by the Issuer in accordance with the terms of the Notes; provided, however, that the Outstanding Principal Amount for any Note shall not be less than zero.

         "Paying Agent" shall mean the Trustee.

         "Payment Date" shall mean an Interest Payment Date, a Payoff Date, the Stated Maturity Date or a Default Payment Date.

         "Payment Date Statement" shall have the meaning specified in Section 2.12.

         "Payoff Date" shall mean the date on which all of the Notes are required to be redeemed or purchased, as the case may be, following the delivery of a Redemption Notice or a Purchase Notice, as the case may be.

         "Payment Account" shall mean the Eligible Account established by the Trustee for the benefit of the Noteholders and the Insurer pursuant to Section
7.2 for payments made with respect to the Notes by the Issuer and all monies, securities, instruments, documents and other property on deposit therein.

         "Permitted Investments" shall mean at any time, any one or more of the following obligations and securities, including those issued by, or entered into with, the Trustee as long as the rating level described in the applicable sub-paragraph, if any, is complied with:

                  (a) direct debt obligations of, and debt obligations fully guaranteed as to timely payment of principal and interest by, the United States, or any agency or instrumentality thereof, provided such obligations are backed by the full faith and credit of the United States;

                  (b) direct debt obligations of, and debt obligations fully guaranteed as to timely payment of principal and interest by government-sponsored corporations and agencies of the United States, whether or not backed by the full faith and credit of the United States, including, without limitation, debt obligations of Federal Home Mortgage Corporation, Federal National Mortgage Association, Student Mortgage Loan Marketing Association, Financing Corp. (FICO), Resolution Funding Corp. (REFCORP), Consolidated Systemwide Bonds and notes of the Farm Credit System and Consolidated Debt Obligations of the Federal Home Mortgage Loan Banks;

                  (c) commercial paper of a depository institution or other corporation organized under the law of the United States or any state thereof which commercial paper is rated at the time of purchase at least "A1" by Standard & Poor's and "P1" by Moody's;

                  (d) unsecured certificates of deposit, time deposits, federal funds or bankers' acceptances issued by any Depository Institution; provided that the short-term unsecured debt obligations of such Depository Institution (or in the case of the principal Depository Institution in a holding company system, the short-term unsecured debt obligations of such holding company) is rated at the time of purchase at least "A1" by Standard & Poor's and "P1" by Moody's;

                  (e) demand and time deposits of any Depository Institution which deposits are fully insured by the Federal Deposit Insurance Corporation;

                  (f) repurchase obligations with respect to any security described in clauses (a) and (b) of this definition and entered into with a Depository Institution (acting as principal) described in clause
         (d) above;

                  (g) debt obligations (other than stripped bonds or stripped coupons) bearing interest or sold at a discount and issued by any corporation incorporated under the laws of the United States or any state thereof which is rated at the time of purchase in at least the second highest generic long-term unsecured debt rating category of each of the Rating Agencies;

                  (h) money market funds rated at the time of purchase in at least the second highest money market rating category of each of the Rating Agencies;

                  (i) principal-only strips and interest-only strips in respect of non-callable obligations issued by the United States Treasury;

                  (j) Resolution Funding Corp. (REFCORP) securities stripped by the Federal Reserve Bank of New York; and

                  (k) any other instrument or security acceptable to the Rating Agencies as evidenced by a letter delivered to the Trustee from each such Rating Agency to the effect that the rating assigned to the Notes by such Rating Agency would not be downgraded, qualified or withdrawn if such instrument or security were included in the definition of "Permitted Investment."

         Unless otherwise specified herein, (i) any such Permitted Investment must be available for withdrawal without penalty and must mature no later than the Business Day immediately preceding the next Interest Payment Date; (ii) no such instrument shall have a remaining term to maturity in excess of 365 days;
(iii) no such instrument specified above (other than the instruments described in clauses (i) and (j) of this definition) shall constitute a Permitted Investment if such instrument evidences a right to receive only interest payments with respect to the obligations underlying such instrument; (iv) such instrument (other than interest-only strips described in clauses (i) and (j) of this definition) shall provide for a predetermined fixed dollar payment of principal that cannot vary or change; and (v) no such instrument shall constitute a "mortgage-backed" security.

         "Person" shall mean any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust (including any beneficiary thereof), unincorporated organization, or government or any agency or political subdivision thereof.

         "Policy" shall mean the Debt Service Insurance Policy of even date herewith issued by the Insurer to the Trustee for the benefit of the Noteholders, a copy of which is attached as Exhibit L, including any novation and assumption of liability by the Reinsurer thereunder, as provided for in the Assumption of Liability and Novation Endorsement to the Reinsurance Agreement.

         "Policy Event" shall mean the occurrence and continuation of any one of the following events:

         (1) the Trustee shall have delivered a valid Notice of Claim to the Insurer and the Reinsurer, the Insurer and/or the Reinsurer shall have failed to make all required payments then due under the Policy and such failure has not been cured in all respects; or

         (2)      the  Insurer  or  the  Reinsurer  shall  be the  subject  of a
                  bankruptcy,   insolvency  or  similar   proceeding   and  such
                  proceeding shall not have been dismissed.

         "Policy Payment Account" shall mean the segregated trust account established by the Trustee for the benefit of the Noteholders pursuant to
Section 7.2 for payments made with respect to the Notes by or for the account of the Insurer or the Reinsurer (other than payments made as a Purchaser) and all monies, securities, instruments, documents and other property on deposit therein.

         "Pool Members" shall mean the member companies, from time to time, of the Royal Indemnity Pool, which are, as of the date hereof, the Reinsurer, Globe Indemnity Company, American & Foreign Insurance Company, Safeguard Insurance Company, and Royal Insurance Company of America.

         "Predecessor Note" of any particular Note shall mean every previous Note evidencing all or a portion of the same indebtedness as that evidenced by such particular Note.

         "Prepayment Date" shall have the meaning specified in Section 9.1(a).

         "Principal Amount" shall mean the Original Principal Amount or Outstanding Principal Amount of the Notes, as the case may be, payable upon maturity or redemption in respect of the principal thereof in accordance with the terms of this Indenture.

         "Priority of Payments" shall have the meaning specified in Section 7.1(b).

         "Proceeding" shall mean any suit in equity, action at law or other judicial or administrative proceeding.

         "Purchase Notice" shall have the meaning specified in Section 9.2(a).

         "Purchaser" shall have the meaning specified in Section 9.2(a).

         "QIB" shall mean a qualified institutional buyer within the meaning of Rule 144A.

         "Rating Agencies" shall mean Moody's and S&P.

         "Rating Agency Condition" shall mean, with respect to any action, that the Rating Agencies shall have been given prior notice thereof and that the Rating Agencies shall have notified the Trustee, the Issuer and the Insurer that such action shall not result in a reduction, qualification or withdrawal of the then-current rating assigned to the Notes.

         "Record Date" shall mean, with respect to any Interest Payment Date, the Stated Maturity Date, Payoff Date or Default Payment Date as applicable, the close of business on the date (whether or not a Business Day) ten (10) calendar days preceding such date.

         "Redemption/Purchase Deposit Amount" shall mean, as of any date, an amount equal to the sum of the following as of such date: (i) the Outstanding Principal Amount of the Floating Rate Notes and the Make Whole Amount of the Fixed Rate Notes, if applicable, (ii) accrued and unpaid interest on the Notes to the date of deposit of the Redemption/Purchase Deposit Amount with the Trustee and (x) with respect to the Floating Rate Notes, interest which will accrue from such date of deposit through the scheduled Redemption Date at the fixed rate provided for in the Interest Rate Swap Agreement and (y) with respect to the Fixed Rate Notes, interest which will accrue from such date of deposit until the scheduled Redemption Date at the rate provided for under the Fixed Rate Notes, (iii) any unpaid Additional Amounts, (iv) any other amounts due or to become due through the Redemption Date pursuant to this Indenture and unpaid,
(v) accrued and unpaid interest at the Default Rate and due and unpaid Late Payment Fees, (vi) all amounts paid to the Trustee pursuant to the Policy and not previously reimbursed, and (vii) the amount of any Additional Premium then due or to become due on or prior to the Redemption Date to the Insurer pursuant to the Policy; provided, however, if the Notes are being redeemed in part on such date, the Redemption/Purchase Deposit Amount shall equal the sum of (A) the aggregate Outstanding Principal Amount of the Floating Rate Notes to be redeemed or the Make Whole Amount of the Fixed Rate Notes to be redeemed, (B) accrued and unpaid interest on the amount of clause (A) through such date and (x) with respect to the Floating Rate Notes, interest which will accrue from such date of deposit through the scheduled Redemption Date at the fixed rate provided for in the Interest Rate Swap Agreement and (y) with respect to the Fixed Rate Notes, interest which will accrue from such date of deposit until the scheduled Redemption Date at the rate provided for under the Fixed Rate Notes, (C) any Additional Amounts due with respect to the amount being paid in connection with such redemption and (D) Additional Premiums due or to become due on or prior to the Redemption Date as provided in the Policy.

         "Redemption Date" shall mean either a Prepayment Date or a Defeasance Redemption Date.

         "Redemption Notice" shall mean the notice of prepayment given by the Issuer to the Trustee pursuant to the Construction Loan Agreement.

         "Registered Owners" has the meaning specified in Section 2.7(b).

         "Regulation S" shall mean Regulation S under the Securities Act.

         "Regulation S Certificate" shall mean a certificate substantially in the form of Exhibit D hereto.

         "Regulation S Global Note" shall mean a Floating Rate Note or a Fixed Rate Note initially sold in an offshore transaction in reliance on Regulation S under the Securities Act and represented by one or more Global Notes in definitive, fully registered form without interest coupons, deposited with the DTC Custodian or any successor, and substantially in the form of Exhibit A-2 or B-2, respectively.

         "Reinsurance Agreement" shall mean the Quota Share Reinsurance Agreement including the Assumption of Liability and Novation Endorsement thereto of even date herewith issued by the Reinsurer, a copy of which is attached as Exhibit M.

         "Reinsurer" shall mean Royal Indemnity Company, a Delaware corporation, and its successors as reinsurer under the Reinsurance Agreement.

         "Restricted Global Note" shall mean a Floating Rate Note or a Fixed Rate Note initially sold within the United States to U.S. Persons that are QIBs issued in definitive, fully registered form without interest coupons, and represented by one or more Restricted Global Notes, deposited with the DTC Custodian or any successor, and substantially in the form of Exhibit A-1 or B-1, respectively.

         "Restricted Period" shall mean the period of forty (40) calendar days commencing on the day after the latest of (i) the day on which the Notes are first offered to Persons other than distributors (as defined in Regulation S under the Securities Act) in reliance on Regulation S under the Securities Act and (ii) the Closing Date.

         "Rule 144A" shall mean Rule 144A under the Securities Act.

         "Rule 144A Exchange Certificate" shall mean a certificate substantially in the form of Exhibit E hereto.

         "Rule 144A Information" shall mean such information as is specified pursuant to Rule 144A(d)(4) under the United States Securities Act (or any successor provision thereto) (which, at the date of this Indenture, consists of
(x) a very brief statement of the nature of the business, products and services (which statement shall be as of a date within 12 months prior to the date of the intended resale) of the Issuer and (y) the most recent financial statements for such period of time during the two fiscal years preceding the period covered in the most recent financial statements that the Issuer has been in operation. Such financial statements shall include a balance sheet (as of a date less than 16 months before the date of the intended transaction for which such information is required to be made available) and profit and loss and retained earnings statements (provided that if the balance sheet is not as of a date less than 6 months before the date of the intended transaction, such most recent profit and loss and retained earnings statements shall be for the period from the date of such balance sheet to a date less than 6 months before the date of the intended transaction) and shall be audited to the extent reasonably available.

         "S&P" shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. or any successor thereto.

         "Securities Act" shall mean the United States Securities Act of 1933, as amended.

         "Securities Legend" shall mean the legend set forth in Exhibit C hereto.

         "Special  Construction  Servicer"  shall have the meaning  specified in
Section 4.6.

         "State" shall mean any of the fifty states of the United States of America or the District of Columbia.

         "Stated Maturity Date" shall mean December 15, 2007.

         "Swap Policy" shall mean the Debt Service Insurance Policy dated December 14, 2000 issued by the Insurer to Merrill Lynch Capital Services, Inc., a copy of which is attached as Exhibit L, including any novation and assumption of liability by the Reinsurer, as provided in the Assumption of Liability and Novation Endorsement (Swap) to the Swap Reinsurance Agreement.

         "Swap Reinsurance Agreement" shall mean the Quota Share Reinsurance Agreement including the Assumption of Liability and Novation Endorsement (Swap) thereto dated December 14, 2000 issued by the Reinsurer, a copy of which is attached hereto as Exhibit M.

         "Transfer Agent" shall mean the Trustee.

         "Trustee" shall have the meaning specified in the preamble of this Indenture.

         "Trust Officer" shall mean when used with respect to the Trustee, any officer within the Corporate Trust Office (or any successor group of the Trustee) including any officer of the Trustee customarily performing functions similar to those performed by the persons who at the time shall be such officers, respectively, or any other officers to whom any corporate trust matter is referred because of his or her knowledge of and familiarity with the particular subject.

         "Two-Year Date" shall mean December 15, 2002.

         "United States" or "U.S." shall mean the United States of America and any State, Puerto Rico, Guam, American Samoa, the U.S. Virgin Islands and other territories or possessions of the United States of America.

         "Unlegended Individual Note" shall mean an Individual Note which does not bear the Securities Legend and which can only be issued if the Issuer determines under applicable law that the placement of the Securities Legend is no longer required.

         SECTION 1.2 Rules of Construction. Unless the context otherwise requires:

                  (1) a term has the meaning assigned to it;

                  (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with United States generally accepted accounting principles as in effect from time to time;

                  (3) "or" is not exclusive;

                  (4) "including" means including without limitation;

                  (5) words in the singular include the plural and words in the plural include the singular;

                  (6) all references to "$" are to U.S. dollars, unless otherwise stated;

                  (7) any agreement, instrument or statute defined or referred to herein or in any instrument or certificate delivered in connection herewith means such agreement, instrument or statute as from time to time amended, modified or supplemented and includes (in the case of agreements or instruments) references to all attachments thereto and instruments incorporated therein; references to a Person are also to its permitted successors and assigns; and

                  (8) all percentages resulting from any calculation in respect of a Note shall be rounded to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upwards (e.g., 9.8976545% (or .09876545) would be rounded to 9.87655% (or .0987655)), and all dollar amounts used in or resulting from such calculation in respect of a Note shall be rounded to the nearest cent (with one-half cent rounded upwards).


                                   ARTICLE II

                                    THE NOTES

         SECTION 1.3 Forms of the Notes Generally. (a) On the Closing Date, the Notes shall be in substantially the forms provided for in Exhibit A (in the case of the Floating Rate Notes) and Exhibit B (in the case of the Fixed Rate Notes) to this Indenture, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture, and may have such letters, numbers or other marks of identification or designation and such legends or endorsements placed thereon as may be required to comply with any law or with any rules made pursuant thereto or with the rules of any securities exchange on which the Notes may be listed or governmental agency or as may, consistent herewith, be determined by the Authorized Officers executing such Notes, as evidenced by their execution of the Notes. The Notes shall be typewritten, printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Notes, as evidenced by their execution of such Notes.

                  (1) Each Note shall be dated the date of its authentication. Each Note shall bear the Trustee's Certificate of Authentication as provided in
Section 2.2.

                  (2) On the Closing Date, the appropriate Authorized Officers of the Issuer will execute and deliver to the Trustee (i) a Restricted Global Floating Rate Note to be in an aggregate principal amount of up to $70,000,000 and a Restricted Global Fixed Rate Note to be in an aggregate principal amount of up to $109,000,000, and (ii) a Regulation S Global Floating Rate Note to be in an aggregate principal amount of up to $70,000,000 and a Regulation S Global Fixed Rate Note to be in an aggregate principal amount of up to $109,000,000; provided, however, that the aggregate principal amount of such Notes shall not exceed $179,000,000.

         Each Global Note (i) shall be delivered by the Trustee to DTC acting as the Depository or, pursuant to DTC's instructions, shall be delivered by the Trustee on behalf of DTC to and deposited with the DTC Custodian, and in either case shall be registered in the name of Cede and (ii) shall bear a legend substantially to the following effect:

                  "Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to the Issuer or its agent for registration of transfer, exchange or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein."

         Any Global Note may be deposited with such other Depository as the Issuer may from time to time designate, and shall bear such legend as may be appropriate; provided that such successor Depository maintains a book-entry system that qualifies to be treated as "registered form" under Section 163(f)(3) of the Code.

                  (3) If at any time the Depository for the Global Note notifies the Issuer that it is unwilling or unable to continue as Depository for such Global Note or if at any time the Depository for such Global Note shall no longer be eligible to act as such under this Section 2.1, the Issuer shall appoint a successor Depository with respect to such Global Note. Any such successor Depository must maintain a book-entry system that qualifies under
Section 163(f)(3) of the Code. If a successor Depository for such Global Note is not appointed by the Issuer within 90 days after the Issuer receives such notice or becomes aware of such ineligibility, the Issuer's election pursuant to this
Section 2.1 that such Notes be represented by a Global Note shall no longer be effective and the Issuer will execute, and the Trustee will authenticate and deliver Individual Notes in any authorized denominations in an aggregate principal amount equal to the principal amount of such Global Note in exchange for such Global Note. If the Trustee has instituted or has been directed to institute any judicial proceeding in a court to enforce the rights of the Noteholders under the Notes, and the Trustee has been advised by counsel that in connection with such proceeding it is necessary or appropriate for the Trustee to obtain possession of the Notes, the Trustee may in its sole discretion determine that the Notes represented by a Global Note shall no longer be represented by such Global Note. In such event, the Issuer hereby agrees to execute and the Trustee will authenticate and deliver, in exchange for such Global Note, Individual Notes (and if the Trustee has in its possession Individual Notes previously executed by the Issuer, the Trustee will authenticate and deliver such Notes), in authorized denominations, in an aggregate principal amount equal to the principal amount of such Global Note.

                  (4) The Global Notes shall in all respects be entitled to the same benefits under this Indenture as Individual Notes authenticated and delivered hereunder.

         Beneficial interests in the Global Notes shall be held in minimum denominations of $25,000 of Original Principal Amount and integral multiples of $1,000 of Original Principal Amount above such minimum amount. Beneficial Owners of a Global Note will be entitled to receive physical delivery of Individual Notes only as provided herein. The Individual Notes will be issuable in minimum denominations of $25,000 of Original Principal Amount and integral multiples of $1,000 of Original Principal Amount above such minimum amount.

         SECTION 1.4 Form of Trustee's Certificate of Authentication.

         The Trustee's certificate of authentication for Notes shall be in substantially the following form:

         This Note is one of the Notes designated above and referred to in the within-mentioned Indenture.

                                            ____________________________,
                                            as Trustee

                                            By:_________________________
                                               Authorized Officer

                                    OR

                                            ____________________________,
                                            as Authenticating Agent

                                            By:_________________________
                                               Authorized Officer

         SECTION 1.5 The Notes. (a) The Notes shall be designated as (i) the Issuer's Senior Secured Floating Rate Notes due December 15, 2007 and (ii) the Issuer's 7.90% Senior Secured Notes due December 15, 2007. Each Note shall rank pari passu with each other Note and be equally and ratably secured by the Collateral. The aggregate principal amount of Floating Rate Notes and Fixed Rate Notes that may be authenticated, delivered and outstanding at any time under this Indenture is limited to $70,000,000 and $109,000,000, respectively (except for Notes authenticated and delivered upon transfer of, or in exchange for, or in lieu of, other Notes pursuant to the provisions of this Indenture or the Notes). All Notes shall be substantially identical to all other Notes except as to denominations and tenor and except as may otherwise be provided by resolution of the Issuer and expressly permitted in this Indenture.

                  (1) The Notes shall be secured as provided in the Construction Loan Agreement.

         SECTION 1.6 Execution, Authentication and Delivery of the Notes. Each Note shall be executed manually or in facsimile on behalf of the Issuer by its Authorized Officer. Notes bearing the manual or facsimile signatures of individuals who were at any time the Authorized Officers of the Issuer shall bind the Issuer, notwithstanding that such individuals, or any of them, shall have ceased, for any reason, to hold such offices prior to the authentication and delivery of such Note or did not hold such offices at the date of any such Note.

         The Trustee is authorized, upon receipt of Notes duly executed on behalf of the Issuer for the purposes of the original issuance of Notes, (i) to authenticate such Notes in an aggregate principal amount not in excess of the aggregate principal amount specified herein and to deliver such Notes in accordance with the written order or orders of the Issuer signed on its behalf by any Authorized Officer and (ii) thereafter to authenticate and deliver Notes in accordance with the provisions hereinafter set forth.

         No Note shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Note a certificate of authentication substantially in the form provided for herein, executed by the Trustee by manual signature, and such certificate of authentication upon any Note shall be conclusive evidence, and the only evidence, that such Note has been duly authenticated and delivered hereunder and is entitled to the benefits of this Indenture.

         SECTION 1.7 Registration; Transfer and Exchange; Restrictions on Transfer of Notes. (a) The Trustee shall be the Note Registrar for the registration and transfer of the Notes. The Note Registrar shall cause to be maintained in accordance with the provisions of this Section 2.5 a register (the "Note Register") in which, subject to such reasonable regulations as it may prescribe, the Note Registrar shall provide for the registration of the Notes and of transfers and exchanges of Notes as herein provided.

                  (1) The Note Register shall show the amount of such Notes, whether a Note is a Fixed Rate Note or a Floating Rate Note, the date of issue, all subsequent transfers and changes of ownership in respect thereof and the names, taxpayer identifying numbers (if relevant to a specific Holder), and addresses of the Holders of the Notes and any payment instructions with respect thereto (if different from a Holder's registered address). The Note Register shall also include notations as to whether Notes have been paid or cancelled, and, in the case of mutilated, destroyed, stolen or lost Notes, whether such Notes have been replaced. In the case of the replacement of any of the Notes, the Note Register will include notations of the Note so replaced, and the Notes issued in replacement thereof. In the case of the cancellation of any of the Notes, the Note Register will include notations of the Note so cancelled and the date on which such Note was cancelled. The Note Registrar shall at all reasonable times during office hours make the Note Register available, upon reasonable advance request therefor, to the Trustee (if the Trustee is not then serving as Note Registrar), the Issuer or any Person authorized by the Issuer in writing for inspection and for the taking of copies thereof or extracts therefrom, and at the expense of the Issuer the Note Registrar shall deliver to such Persons all lists of Holders as they may request.

                  (2) A Note may be transferred by the Holder thereof only upon presentation and surrender of such Note at the Corporate Trust Office of the Note Registrar duly endorsed or accompanied by an assignment duly executed by such Holder or his duly authorized attorney-in-fact in such form as shall be satisfactory to the Note Registrar. Upon the transfer of any Note in accordance with the preceding sentence and subject to the provisions of this Section 2.5, the Issuer shall execute, the Authenticating Agent shall authenticate and the Note Registrar shall deliver to the transferee one or more new Notes of the same type (i.e., Fixed Rate Note or Floating Rate Note, as applicable) in authorized denominations, evidencing, in the aggregate, the same principal balance as the Note being transferred.

                  (3) A Note may be  exchanged  by the  Holder  thereof  for any number of new Notes of the same type (i.e., Fixed Rate Note or Floating Rate Note, as applicable) in authorized denominations, representing in the aggregate the same principal balance as the Note surrendered, upon surrender of the Note to be exchanged at the Corporate Trust Office of the Note Registrar. Notes delivered upon any such exchange will evidence the same obligations under the Notes and this Agreement, and will be entitled to the same rights and privileges, as the Notes surrendered. Upon the exchange of any Note in accordance with the preceding sentence, the Issuer shall execute, the Authenticating Agent shall authenticate and the Note Registrar shall deliver to the exchanging Holder one or more new Notes of the same type (i.e., Fixed Rate Note or Floating Rate Note, as applicable), in authorized denominations, evidencing, in the aggregate, the same principal balance as the Note being exchanged. No certifications shall be required in respect of any such exchange.

                  (4) If Individual Notes have been issued pursuant to Section 2.1(d), subject to Section 2.5(j), no restrictions shall apply to the transfer or registration of transfer of an Unlegended Individual Note to a transferee that takes delivery in the form of an Individual Note. By acceptance of a Legended Individual Note, whether upon original issuance or subsequent transfer, each Holder of such a Note acknowledges the restrictions on the transfer of such Note set forth in the Securities Legend and agrees that it will transfer such a Note only as provided herein. In addition to the provisions of Section 2.5(j), the following restrictions shall apply with respect to the transfer and registration of transfer of a Legended Individual Note to a transferee that takes delivery in the form of an Individual Note:

                           (1) The Note Registrar shall register the transfer of a Legended Individual Note if the requested transfer is (x) to the Issuer or an Affiliate of the Issuer (such Affiliate status to be certified in writing by an Authorized Officer of the Issuer in a form satisfactory to the Note Registrar) or (y) being made by a transferor who has provided the Note Registrar with a Rule 144A Exchange Certificate; and

                           (2) The Note Registrar shall register the transfer of a Legended Individual Note if the transferor has provided the Note Registrar with a Regulation S Certificate.

                  (5) Subject to Section 2.5(j), so long as the Global Notes remain outstanding and are held by or on behalf of the Depository, transfers of beneficial interests in any of such Global Notes, may be made only in accordance with this Section 2.5(f) and in accordance with Applicable Procedures.

                           (1) A beneficial interest in a Regulation S Global Note may be transferred to a transferee that is a QIB and takes delivery in the form of a beneficial interest in the Restricted Global Note only upon receipt by the Note Registrar of a Rule 144A Exchange Certificate.

                           (2) A beneficial interest in a Restricted Global Note may be transferred to a transferee that takes delivery in the form of a beneficial interest in a Regulation S Global Note only upon receipt by the Note Registrar of a Regulation S Certificate.

                           (3) No restrictions shall apply with respect to the transfer or registration of transfer of (x) a beneficial interest in a Restricted Global Note to a transferee that is a QIB that takes delivery in the form of a beneficial interest in a Restricted Global Note or (y) a beneficial interest in a Regulation S Global Note to a transferee that takes delivery in the form of a beneficial interest in a Regulation S Global Note.

                  (6) Upon acceptance for transfer of a beneficial interest in any Global Note for a beneficial interest in another Global Note as provided herein, the Note Registrar shall (or shall request the Depository to) endorse on the schedules affixed to each of such Global Notes (or on continuations of such schedules affixed to each of such Global Notes and made parts thereof) appropriate notations evidencing the date of such transfer and (x) in the case of the Global Note from which such transfer is made, a decrease in the principal balance of such Global Note equal to the principal balance being transferred and
(y) in the case of the Global Note into which such transfer is made, an increase in the principal balance of such Global Note equal to the principal balance being transferred.

                  (7) The following provisions shall apply to the placement of the Securities Legend on any Individual Note initially issued pursuant to
Section 2.1(d) or issued in exchange for or upon transfer of another Individual Note or of a beneficial interest in any of the Global Notes and to the removal of the Securities Legend from any Legended Individual Note.

                           (1) Unless determined otherwise by the Note Registrar in accordance with applicable law, an Individual Note initially issued pursuant to Section 2.1(d) in exchange for a beneficial interest in a Restricted Global Note or a Regulation S Global Note prior to the end of the Restricted Period shall bear the Securities Legend.

                           (2) Unless determined otherwise by the Issuer, based upon an Opinion of Counsel satisfactory to the Note Registrar, in accordance with applicable law, an Individual Note initially issued pursuant to Section 2.1(d) in exchange for a beneficial interest in an Regulation S Global Note shall not bear the Securities Legend.

                           (3) Upon the transfer, exchange or replacement of a Legended Individual Note, or upon specific request of a holder of a Legended Individual Note for removal of the Securities Legend therefrom, the Note Registrar shall deliver an Unlegended Individual Note or Notes if there is provided to the Note Registrar evidence reasonably satisfactory to the Note Registrar (which may include an Opinion of Counsel to the transferor or transferee) as may reasonably be required by the Note Registrar that neither the Securities Legend nor the restrictions on transfer set forth therein are required to ensure compliance with the provisions of the Securities Act.

                           (4) Upon the transfer, exchange or replacement of an Unlegended Individual Note for an Individual Note, the Note Registrar shall deliver a Legended or Unlegended Individual Note or Notes, as the Holder may request.

                  (8) Subject to the restrictions on transfer and exchange set forth in this Section 2.5, the holder of any Individual Note may transfer or exchange the same in whole or in part (in an initial principal balance equal to $25,000 or any integral multiple of $1,000 in excess thereof) by surrendering such Individual Note at the Corporate Trust Office of the Note Registrar, or at the office of any other Transfer Agent, together with an executed instrument of assignment and transfer satisfactory in form and substance to the Note Registrar in the case of transfer and a written request for exchange in the case of exchange. Subject to Section 2.1 and the restrictions imposed by this Section
2.5, the Beneficial Owner of a Global Note may, subject to Applicable Procedures, cause the Depository (or its nominee) to notify the Note Registrar in writing of a request for transfer or exchange of such beneficial interest in whole or in part (in an initial principal balance equal to $25,000 or any integral multiple of $1,000 in excess thereof) for an Individual Note or Notes. Following a proper request for transfer or exchange, the Note Registrar shall, within five Business Days of such request if made at such Corporate Trust Office, or within 10 Business Days if made at the office of another Transfer Agent (other than the Note Registrar), cause the Issuer to execute and the Authenticating Agent to authenticate, and the Note Registrar shall deliver at such Corporate Trust Office or such transfer agent, as the case may be, to the transferee (in the case of transfer) or holder (in the case of exchange) or send by first class mail at the risk of the transferee (in the case of transfer) or holder (in the case of exchange) to such address as the transferee or holder, as applicable, may request, an Individual Note or Notes, as the case may require, for a like aggregate principal balance and in such authorized denomination or denominations as may be requested. The presentation for transfer or exchange of any Individual Note shall not be valid unless made at the Corporate Trust Office of the Note Registrar or at the office of another Transfer Agent by the registered holder in person, or by a duly authorized attorney-in-fact. The Note Registrar or any other transfer agent may decline to accept any request for an exchange or registration of transfer of any Note during the period commencing on a Record Date and ending on the related Payment Date on the Notes.

                  (9) Transfer, registration and exchange shall be permitted as provided in this Section 2.5 without any charge to the Holder except for the expenses of delivery (if any) not made by regular mail and except, if the Note Registrar shall so require, the payment of a sum sufficient to cover any stamp duty, tax or governmental charge or insurance charge that may be imposed in relation thereto; provided that any Opinions of Counsel or certificates required by this Section 2.5 shall be at the expense of the Holder or its proposed transferee and provided further that, in the event of any exchange of beneficial interests in a Global Note for Individual Notes pursuant to Section 2.1(d) and stamp duties, taxes or governmental charges or insurance charges shall be an expense of the Issuer. Registration of the transfer of a Note by the Note Registrar shall be deemed to be the acknowledgment of such transfer on behalf of the Issuer.

                  (10) All Notes surrendered for registration of transfer or exchange shall be cancelled by the Note Registrar or the Trustee in accordance with their standard procedures.

                  (11) The Note Registrar shall provide to the Trustee (unless the Trustee is acting as Note Registrar) (i) upon receipt of a written request from the Trustee, notice of each registration of transfer of a Note, (ii) an updated copy of the Note Register at the beginning of each calendar quarter and
(iii) upon receipt of a written request therefor, a list of Holders of the Notes.

                  (12) Prior to due presentment of a Note for registration of transfer, the Issuer, the Trustee and any agent of the Issuer or the Trustee may treat the Person in whose name such Note is registered as the absolute and sole owner of such Note for the purpose of receiving payment of principal of, and interest (and Additional Amounts, if any) on such registered Note and for all other purposes whatsoever, whether or not such registered Note be overdue, and neither the Issuer, the Trustee nor any agent of the Issuer or the Trustee shall be affected by notice to the contrary, and payment of the principal of and interest on such registered Note by the Trustee shall be made only to or upon the order of such registered owner.

                  (13) The transfer of any Note, or beneficial interest therein, inconsistent with or contrary to this Indenture shall be deemed void ab initio for all purposes under this Indenture.

         Notwithstanding anything to the contrary in this Section, a Fixed Rate Note may be replaced or exchanged only for another Fixed Rate Note in accordance with this Indenture, and a Floating Rate Note may be replaced or exchanged only for another Floating Rate Note in accordance with this Indenture.

         SECTION 1.8 Mutilated, Destroyed, Lost and Stolen Notes. If any mutilated Note is surrendered to the Trustee, the Issuer shall execute, and the Trustee shall authenticate and deliver in exchange therefor, a new Note of like tenor and principal amount and bearing a number not contemporaneously outstanding. Each new Note issued pursuant to this Section in exchange for, in substitution for, or in lieu of a Predecessor Note shall be dated the date of such Predecessor Note.

         If there shall be delivered to the Issuer and the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Note and (ii) such security or indemnity as may be required by each of them to save each of them and any agent of either of them harmless, then, in the absence of notice to the Issuer or the Trustee that such Note has been acquired by a bona fide purchaser, the Issuer shall execute and upon its request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Note, a new Note of like kind (Fixed Rate or Floating Rate) tenor and principal amount and bearing a number not contemporaneously outstanding. In every case of mutilation or defacement, the applicant shall surrender to the Trustee the Note so mutilated or defaced. Upon the issuance of any substitute Note, the Issuer may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses connected therewith.

         Every new Note issued pursuant to this Section in lieu of any destroyed, lost or stolen Note shall constitute an original additional contractual obligation of the Issuer, evidencing the same debt as the Predecessor Note, whether or not the destroyed, lost or stolen Note shall be at any time enforceable by anyone, and any such new Note shall be entitled to all the benefits of this Indenture and of the other Basic Documents and the Construction Loan Agreement equally and proportionately with any and all other Notes and to the same extent as such Predecessor Note.

         All Notes shall be held and owned upon the express condition that, to the extent permitted by law, the foregoing provisions are exclusive with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes or negotiable instruments without their surrender.

         Notwithstanding anything to the contrary in this Section, a Fixed Rate Note may be replaced or exchanged only for another Fixed Rate Note in accordance with this Indenture, and a Floating Rate Note may be replaced or exchanged only for another Floating Rate Note in accordance with this Indenture.

         SECTION 1.9 Payment of Principal and Interest. (a0 The Issuer hereby authorizes and directs the Trustee to make or cause to be made payment of the principal of, interest on and Additional Amounts with respect to the Notes as set forth in this Indenture, including Section 7.1(b).

                  (1) Any interest shall be paid, unless otherwise provided in the text of the Notes, to the persons (the "Registered Owners") in whose names such Notes are registered on the Note Register maintained pursuant to Section 2.5(a) hereof at the close of business on the related Record Date; provided, however, that interest payable upon the Maturity Date of the principal of any Note shall be payable to the Person to whom such principal is payable. Principal of the Notes shall be payable when due against surrender of the Notes at the Corporate Trust Office of the Paying Agent. Payments of principal of and interest on, and Additional Amounts, if any, the Notes shall be made by check mailed on or before the due date for such payment to the person entitled thereto at such person's address appearing on the Note Register for the Notes maintained pursuant to Section 2.5(a) hereof, or, in the case of payments of principal, to such other address as the registered Holder shall provide in writing at the time of surrender of the Notes. Payments of principal of and interest and Additional Amounts, if any, on the Notes shall be paid by wire transfer of immediately available funds to such account with a bank in the United States as such Holder shall designate by written instruction received by the Trustee not less than five days prior to the applicable Payment Date.

         SECTION 1.10 Interest on New Notes. Interest shall be deemed to have been paid on each new Note (a "New Note") issued pursuant to Section 2.5 hereof in exchange for, in substitution for, or in lieu of a Predecessor Note to the date to which interest was paid on such Predecessor Note.

         SECTION 1.11 Cancellation. The Issuer may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Issuer may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly cancelled by the Trustee.

         All Notes delivered to the Trustee for payment, redemption, or exchange as herein or in the Notes provided shall be cancelled and destroyed by the Trustee or such other person as may be jointly designated by the Issuer and the Trustee, which shall thereupon furnish certificates of such destruction to the Issuer.

         SECTION 1.12 Transfer Agent and Paying Agent. The Trustee shall be the Transfer Agent for the Notes and the Paying Agent for the Notes.

         SECTION 1.13 Rule 144A Information. For so long as any of the Notes remain Outstanding and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act, the Issuer will, during any period in which the Issuer is not subject to Section 13 or 15(d) under the Securities Act make available the Rule 144A Information at its own expense to any Holder of a Note or any Beneficial Owner of a Global Note, to a prospective purchaser of a Note or beneficial interest therein who is a QIB, in each case at the Holder's written request to the Issuer or to the Trustee (which shall notify the Issuer in writing of any such request). Upon request by the Issuer, the Trustee shall so furnish the Rule 144A Information to the extent provided by the Issuer to the Trustee.

         SECTION 1.14 Provision of Payment Date Statements and Other Information to Holders. (a0 On each Payment Date, the Trustee shall forward a statement (the "Payment Date Statement") in respect of the distribution made on any such Payment Date by mail to (i) the Depository, (ii) the Rating Agencies, (iii) the Issuer, (iv) the Holders of Individual Notes that deliver an Information Request to the Trustee, (v) the Insurer and (vi) other Beneficial Owners of Notes that deliver an Information Request to the Trustee, confirming their beneficial ownership of Notes. To the extent such information is either known by a Trust Officer of the Trustee or furnished to the Trustee pursuant to Section 2.12(b) below by the Issuer, each Payment Date Statement will include the following information:

                           (1) the amount of the payment made on such Payment Date allocable to principal (or the Make Whole Amount, as applicable) and separately identifying the amount of any principal payment or prepayments (specifying the reason therefor) included therein;

                           (2) the amount of the payment made on such Payment Date allocable to interest and the amount of Additional Amounts, if any;

                           (3) if the payment to the Noteholders is less than the full amount payable on such Payment Date to such Holders, the amount of the shortfall;

                           (4) the Outstanding Principal Amount of the Floating Rate Notes and the Fixed Rate Notes after giving effect to any payment of principal on such Payment Date;

                           (5) LIBOR as determined on the Determination Date with respect to the Reset Date immediately preceding such Payment Date and the interest rate applicable to the Floating Rate Notes for the period commencing on such Payment Date and ending on (but not including) the next succeeding Payment Date;

                           (6) notice of the occurrence of a Default or Event of Default;

                           (7) notice of any claims made or payments made under the Policy or the Reinsurance Agreement;

                           (8) the then-current estimated date on which the Resort will first accept paying guests;

                           (9) the amount, if any, by which the Issuer's current construction project budget is estimated to exceed $298,000,000;

                           (10) the amount spent by or on behalf of the Issuer to acquire, construct, equip and furnish the Hotel as part of the construction project budget; and

                           (11) the then-remaining amounts of committed debt and equity funds available for payment of costs to acquire, construct, equip and furnish the Hotel.

         The Issuer shall provide the information specified in paragraphs (8) through and including (11) of the Payment Date Statement to the Trustee on or before the Deposit Date preceding the applicable Interest Payment Date.

                  (2) Additional information regarding the Notes and the Issuer shall also be prepared by the Issuer upon reasonable request by the Rating Agencies, the Trustee, any agent acting on its behalf, or any Beneficial Owner that provides to the Trustee an Information Request certifying to its beneficial ownership of Notes or any Noteholder that provides an Information Request and upon payment of the Trustee's fees and expenses in connection with providing such information. Such additional information (to the extent provided to the Trustee by the Issuer) shall be distributed by the Trustee to the Rating Agencies and, upon payment or reimbursement of the Trustee's costs and expenses of distribution thereof, to requesting Beneficial Owners that provide to the Trustee an Information Request certifying to their beneficial ownership of Notes and Noteholders that provide an Information Request.

                  (3) Within 60 days following the end of each calendar year, the Trustee shall prepare, or cause to be prepared, and provide to each Person who at any time during the calendar year was a Noteholder such customary information as the Trustee deems necessary or desirable for Noteholders to prepare their federal income tax returns. Such obligation of the Trustee shall be deemed to have been satisfied to the extent that substantially comparable information shall be provided by the Trustee pursuant to any requirements of the Code. Upon prior written request and the prior payment of the costs and expenses to be incurred in connection therewith, the Trustee will prepare such other reasonable reports as may be requested in writing by any Holder of a Note.

         SECTION 1.15 Provision of Financial Information of Insurer. (a0 The Insurer agrees that, while any of the Notes remain outstanding, it will deliver to the Trustee, for redelivery, upon request, to any Noteholder or prospective purchasers of Notes or the Initial Purchaser any quarterly or annual financial statements (which may be prepared in accordance with the statutory basis of accounting) that it most recently filed with the insurance regulatory authorities of its jurisdiction of domicile. The Insurer further agrees that, while any of the Notes remain outstanding, it will cause to be delivered to the Trustee, upon request, for redelivery to any holder of Notes or prospective purchasers of Notes or the Initial Purchaser quarterly and annual financial statements (which may be prepared in accordance with the statutory basis of accounting) presented on an individual and a combined basis based upon the financial statements most recently filed by the Reinsurer and each Pool Member with the insurance regulatory authorities of their respective jurisdictions of domicile.

                  (1) Upon the request of any Holder or Beneficial Owner for financial statements of the Insurer or the Pool Members (including the Reinsurer), the Trustee shall deliver a written request for such statements to the Insurer and upon receipt of such statements deliver such statements to the requesting Holder or Beneficial Owner.


                                   ARTICLE III

                                    COVENANTS

         SECTION 1.16 Payment of Principal and Interest;  Appointment of Agents.
(a) The Issuer shall duly and punctually pay to the Trustee the principal (and Make Whole Amounts, as applicable) of, interest on, and Additional Amounts with respect to the Notes and all other amounts due to the Trustee pursuant to this Indenture, the Construction Loan Agreement and the other Construction Loan Documents, all in accordance with the terms of the Notes, the Construction Loan Agreement, the other Construction Loan Documents and this Indenture.

                  (1) The Issuer hereby appoints the Trustee as the Paying Agent, the Calculation Agent, the Authenticating Agent, the Transfer Agent and the Note Registrar (collectively the "Agents"). Each Person which ceases to be the Trustee for any reason shall cease to be the Agents, and each Person which becomes a successor Trustee pursuant to Article V hereof shall become the Agents.

         SECTION  1.17   Performance  of  Obligations.   (a0  The  Issuer  shall
punctually perform and observe all its obligations and agreements specified in this Indenture and the Construction Loan Documents.

                  (1) The Issuer may contract with other Persons to assist it in performing its duties under this Indenture, and any performance of such duties by a Person identified to the Trustee in an Officer's Certificate of the Issuer shall be deemed to be action taken by the Issuer.

                  (2) So long as any Notes are outstanding or any amounts due with respect to the Notes or to the Holders, the Trustee or the Insurer pursuant to this Indenture remain unpaid, the Issuer shall not permit the validity or effectiveness of this Indenture to be impaired.

         SECTION 1.18 Further Instruments and Acts. Upon request of the Trustee, the Issuer shall execute and deliver such further instruments and do such further acts as may be reasonably necessary or proper to carry out more effectively the purposes of this Indenture and the Construction Loan Documents.

         SECTION 1.19 Notice of Events of Default. The Issuer shall give the Trustee, the Insurer, the Guarantor and the Rating Agencies written notice of each Default as provided in Section 4.1 and of each default on the part of any party to the Basic Documents or the Construction Loan Documents with respect to any of the provisions thereof to which the Issuer has knowledge.

         SECTION 1.20 Maintenance of Books and Records. The Issuer shall maintain and implement administrative and operating procedures reasonably necessary in the performance of its obligations hereunder and the Issuer shall keep and maintain at all times, or cause to be kept and maintained at all times at its principal office, all documents, books, records, accounts and other information reasonably necessary or advisable for the performance of its obligations hereunder to the extent required under applicable law.

         SECTION 1.21 Continuation of Ratings. The Issuer agrees to provide the Rating Agencies with information, to the extent reasonably obtainable by the Issuer, to allow the Rating Agencies to monitor the rating of the Notes. The Issuer shall pay such ongoing fees of the Rating Agencies as they may reasonably request to monitor the ratings of the Notes.


                                   ARTICLE IV

                                    REMEDIES

         SECTION 1.22 Notices of Default. The Issuer shall deliver to Trustee, the Insurer and the Guarantor (with a copy to the Rating Agencies), within five Business Days after obtaining knowledge of the occurrence thereof, written notice in the form of an Officer's Certificate of the occurrence of any Default, its status and what action the Issuer is taking or proposes to take with respect thereto. In addition, the Trustee shall deliver the notices required pursuant to
Section 5.5.

         SECTION 1.23 Exercise of Remedies. If an Event of Default has occurred and is continuing, the Insurer so long as no Policy Event has occurred and is continuing, or the Holders of greater than 50% of the Outstanding Principal Amount of the Notes if a Policy Event has occurred and is continuing, shall have the right (subject to providing an indemnity to the reasonable satisfaction of the Trustee) to direct the time, method and place of exercising any remedy available to the Trustee, and of conducting any Proceeding for any remedy available to the Trustee, with respect to the Notes, this Indenture, the Construction Loan Agreement, the Construction Loan Deed of Trust and each other Construction Loan Document, and of exercising any trust or power conferred on the Trustee; provided that:

                  (1) such direction shall not be in conflict with any rule of law or with this Indenture; and

                  (2) if Noteholders (and not the Insurer) have directed the Trustee to take the action in question, the Trustee need not take any action which might materially adversely affect the rights of any Noteholders not consenting to such action.

         SECTION 1.24 Limitation of Suits. No Noteholder shall have any right to institute any Proceeding, judicial or otherwise, with respect to this Indenture or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless:

                  (1) a Policy Event has occurred and is continuing;

                  (2) such Holder has previously given written notice to the Trustee of a continuing Event of Default;

                  (3) the Holders of greater than 50% of the Outstanding Principal Amount of Notes have made written request to the Trustee to institute such Proceeding in respect of such Event of Default in its own name as Trustee hereunder;

                  (4) such Holder or Holders has offered to the Trustee indemnity reasonably satisfactory to the Trustee against the costs, expenses and liabilities to be incurred or in respect of which it may be or become liable in complying with such request;

                  (5) the Trustee for sixty (60) calendar days after its receipt of such notice, request and offer of indemnity has failed to institute such Proceedings; and

                  (6) no direction inconsistent with such written request has been received by the Trustee during such 60-day period from the Holders of greater than 50% of the Outstanding Principal Amount of the Notes.

         It is understood and intended that no one or more Holders shall have any right in any manner whatsoever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Indenture, except in the manner herein provided.

         SECTION 1.25 Unconditional Rights of Noteholders To Receive Principal, Interest and Additional Amounts. Notwithstanding any other provisions in this Indenture and subject to the Priority of Payments, the Holder of each Note shall have the right, which is absolute and unconditional, to receive payment of the principal (or the Make Whole Amount, as applicable) of, interest on and Additional Amounts with respect to such Note, and such right shall not be impaired without the consent of such Holder.

         SECTION 1.26 Performance and Enforcement of Certain Obligations. (a0 Unless a Policy Event has occurred and is continuing, the Trustee may, and at the direction of the Insurer (subject to having been indemnified reasonably to its satisfaction) shall, take all lawful action to compel or secure the performance and observance by the Issuer and the Guarantor, of each of their respective obligations under this Indenture, the Construction Loan Agreement, Construction Loan Deed of Trust and each other Construction Loan Documents including the Completion Guaranty and the Payment Guaranty, and, if so directed, the Trustee shall exercise any and all rights, remedies, powers and privileges lawfully available under or in connection with all of such agreements, including the transmission of notices of default thereunder and the institution of legal, arbitral or administrative actions or proceedings to compel or secure performance thereunder.

                  (1) If an Event of Default and a Policy Event have occurred and are continuing, the Trustee may, and at the direction of the Holders of greater than 50% of the Outstanding Principal Amount of the Notes (subject to having been indemnified to its satisfaction), shall take all lawful action to compel or secure the performance and observance by the Insurer, the Issuer and the Guarantor of each of their respective obligations under this Indenture, the other Basic Documents, the Construction Loan Agreement, the Construction Deed of Trust, the other Construction Loan Documents (including the Completion Guarantee and the Payment Guarantee) and, if so directed, the Trustee shall exercise any and all rights, remedies, powers and privileges lawfully available under or in connection with all of such agreements, including the transmission of notices of default thereunder and the institutions of legal, arbitral or administrative actions or proceedings to compel or secure performance thereunder.

         SECTION 1.27 Special Construction Servicer. In the event that a Policy Event occurs prior to the Opening Date, the Trustee shall appoint a special construction servicer (the "Special Construction Servicer") to administer the application of the balance remaining in the Construction Loan Proceeds Account to the payment of Costs under the Construction Loan Agreement and to provide other services determined by the Trustee related to the construction of the Required Improvements on behalf of the Trustee for the benefit of the Noteholders. Any such Special Construction Servicer will be an entity that appears at the time of appointment on the list of "approved special servicers" for commercial mortgage securitizations maintained by S&P. The Special Construction Servicer will be required to perform its duties in the best interests of and for the sole benefit of the Noteholders (as determined by the Special Construction Servicer in its reasonable good-faith business judgment) in accordance with the terms of the Construction Loan Documents and in furtherance of and to the extent consistent with such terms, and in accordance with the higher of (a) the same care, skill, prudence and diligence with which the Special Construction Servicer services and administers similar construction mortgage loans for other third-party portfolios, giving due consideration to customary and usual standards of practice of prudent institutional commercial loan special servicers servicing commercial construction loans for third parties generally and (b) the same care, skill, prudence and diligence which the Special Construction Servicer uses for construction mortgage loans in its own portfolio. The administration of the Construction Loan Agreement by the Special Construction Servicer is required to be undertaken without regard to (i) any relationship (other than that created by this Indenture, the other Basic Documents and the Construction Loan Agreement) that it or any of its Affiliates may have with the Noteholders, the Issuer, the Guarantor, the Insurers or any of their respective Affiliates; (ii) ownership of any Note by it or any of its Affiliates; (iii) the adequacy of its compensation for its services or (iv) its ownership, servicing or special servicing of other mortgage loans. Any expenses incurred by the Trustee in retaining the Special Construction Servicer and all amounts of compensation, fees and expenses payable to the Special Construction Servicer shall be paid by the Issuer on demand.


                                    ARTICLE V

                                   THE TRUSTEE

         SECTION 1.28 Duties of the Trustee. (a) So long as no Policy Event has occurred and is continuing, the Trustee shall take all lawful action directed by the Insurer to enforce the Trustee's rights and exercise the remedies available to the Trustee, including at law and in equity, under or with respect to the Basic Documents, the Construction Loan Agreement, the Construction Loan Deed of Trust and all of the other Construction Loan Documents, and shall take all lawful actions directed by the Insurer to fully enable the Insurer to exercise its rights pursuant to Article XI of this Indenture. The Trustee shall authenticate the Notes and execute and deliver this Indenture, the Basic Documents, the Construction Loan Documents to which it is a party and any other documents, instruments or certificates to which it is a party to be executed and delivered in connection therewith.

                  (1) The Trustee shall hold the Policy, the Assignment of Reinsurance and the Assumption of Liability and Novation Endorsement for the benefit of the Noteholders and shall enforce all of the rights and powers, and satisfy all of the obligations, of the beneficiary thereunder.

                  (2) After the occurrence and during the continuance of an Event of Default, the Trustee shall exercise the rights and powers vested in it by this Indenture, the other Basic Documents, the Construction Loan Agreement and the other Construction Loan Documents, and use the same degree of skill and care in their exercise as a prudent person would use or exercise under the circumstances in the conduct of such Person's own affairs.

                  (3) Prior to the occurrence of an Event of Default, the Trustee undertakes to perform such duties and only such duties as are specifically specified in this Indenture, the Construction Loan Agreement, the other Construction Loan Documents and the other documents to which it is a party and no implied covenants or obligations shall be read into this Indenture and the other documents to which it is a party against the Trustee.

                  (4) In addition, prior to the occurrence of an Event of Default, in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions which are furnished to the Trustee and conform to the requirements of this Indenture and the other documents to which it is a party; however, in the case of any such certificates or opinions which by any provisions hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture and the other documents to which it is a party; provided, however, that the Trustee shall not be responsible for the accuracy or content of any resolution, certificate, statement, opinion, report, document, order or other instrument furnished by the Issuer hereunder.

                  (5) The Trustee may not be relieved from liability for its own negligent action or its own willful misconduct, except that:

                           (1) the Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer unless it is proved that the Trustee was negligent in ascertaining the pertinent facts;

                           (2) no provision of this Indenture or the other documents to which it is a party shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers, if it shall have reasonable grounds to believe that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it;

                           (3) anything in this Indenture and the other documents to which it is a party to the contrary notwithstanding, in no event shall the Trustee be liable for special, indirect or consequential loss or damage of any kind whatsoever (including, but not limited to, lost profits), even if the Trustee has been advised of the likelihood of such loss or damage and regardless of the form of action, or any insufficiency in the Accounts resulting from a loss, including loss of principal, on any Permitted Investment included therein; and

                           (4) the right of the Trustee to perform any discretionary act enumerated in this Indenture and the other documents to which it is a party shall not be construed as a duty, and the Trustee shall not be answerable for other than its negligence or willful misconduct in the performance of such act.

                  (6) Every provision of this Indenture and the other documents to which it is a party that in any way relates to the Trustee acting in any of its capacities is subject to this Section 5.1.

                  (7) The Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Issuer.

                  (8) Whether or not herein expressly so provided, every provision of this Indenture and the other documents to which it is a party relating to the conduct or affecting the liability of or affording protection to the Trustee (in any capacity in which it may serve) shall be subject to the provisions of this Section 5.1.

                  (9) The Trustee shall not be charged with knowledge of any Default, Event of Default or Policy Event unless either (1) a Trust Officer shall have actual knowledge of such Default, Event of Default or Policy Event or
(2) written notice of such Default, Event of Default or Policy Event shall have been received by a Trust Officer in accordance with the provisions of this Indenture.

                  (10) The Trustee accepts its appointment as the Agents.

         SECTION 1.29 Rights of Trustee. (a) The Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not investigate any fact or matter stated in such document.

                  (1) Any request or direction of the Issuer mentioned herein shall be sufficiently evidenced by an Issuer Order or an Issuer Request.

                  (2) Before the Trustee acts or refrains from acting, it may require an Officer's Certificate or an Opinion of Counsel. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officer's Certificate or Opinion of Counsel.

                  (3) The Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through Affiliates, delegates, agents or attorneys or a custodian or nominee, and the Trustee shall not be responsible for any misconduct or negligence on the part of, or for the supervision of, any such agent, attorney, custodian or nominee appointed with due care by it hereunder.

                  (4) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers.

                  (5) The Trustee may consult with counsel, and the advice or opinion of such counsel or any Opinion of Counsel shall be full and complete authorization and protection from liability in respect of any action taken, omitted or suffered by it hereunder in good faith and in reliance thereon.

                  (6) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture and the other documents to which it is a party at the request or direction of the Insurer or any of the Noteholders pursuant to this Indenture and the other documents to which it is a party or to institute, conduct or defend any litigation hereunder or in relation hereto at the request, order or direction of the Insurer or any of the Noteholders pursuant to this Indenture and the other documents to which it is a party, unless the Insurer or such Noteholders, as applicable, shall have offered to the Trustee reasonable security or indemnity satisfactory to the Trustee against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction.

                  (7) The Trustee shall not be bound to make any investigation into the facts or matters stated in any document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Issuer, personally or by an agent or attorney.

                  (8) The Trustee shall not be required to give any bond or surety in respect of the execution of the trust created hereby or the powers granted hereunder.

         SECTION 1.30 Individual Rights of Trustee. The Trustee, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Issuer or its Affiliates and with the other parties to the Basic Documents and the Construction Loan Documents and their respective Affiliates with the same rights it would have had if it were not Trustee.

         SECTION 1.31 Trustee's Disclaimer. The Trustee (i) shall not be responsible for, and makes no representation, as to the validity or adequacy of the Notes, any Basic Document or any Construction Loan Document, (ii) shall not be accountable for the Issuer's use of the proceeds from the Notes and (iii) shall not be responsible for any statement of the Issuer in this Indenture or in any document executed in connection with the sale of the Notes or in the Notes, any Basic Document, or any Construction Loan Document, other than the Trustee's Certificate of Authentication.

         The Trustee is and will be acting hereunder solely in its capacity as Trustee. All parties to this Indenture acknowledge and agree that where there is any reference herein to Trustee performing any activity, making any decision or determination, approving or consenting to any matter, exercising any rights, fulfilling any obligation, exercising any discretion or otherwise acting in any capacity, the Trustee will not be the party doing so unless it is specifically authorized and directed to do so in each instance by an appropriate direction hereunder. Any such performance, decision, determination, approval, consent or action to be made, taken, given or exercised by Trustee under any Basic Document that the Trustee is not so specifically authorized and directed to perform in each instance as required by the terms of this Indenture or such Basic Document may be made, taken, given or exercised by other parties who are beneficiaries or agents of beneficiaries of this Indenture.

         SECTION 1.32 Notice of Defaults; Notice of Requirement to Pay Additional Amounts. (a) If the Trustee obtains knowledge (as provided in Section 5.1(j)) of an Event of Default or Policy Event, the Trustee shall mail to each Noteholder, the Issuer, the Guarantor and the Insurer (with a copy to the Rating Agencies), notice of such Event of Default or Policy Event within five (5) calendar days after obtaining knowledge thereof; provided, however, that with respect to an Event of Default caused by a failure to pay when due the principal of, interest on or Additional Amounts with respect to the Notes, the notice shall be mailed promptly after obtaining such notice. If the Trustee receives a notice from the Issuer pursuant to Section 4.1, the Trustee will include a copy of such notice with its notice of an Event of Default. Where a notice of the occurrence of an Event of Default or Policy Event has been given by the Trustee pursuant to this Section 5.5 and the Event of Default or Policy Event is thereafter cured, the Trustee shall give notice that the Event of Default or Policy Event is no longer continuing within ten (10) calendar days after the Trustee obtains knowledge thereof.

                  (1) The Trustee shall deliver to the Issuer, the Guarantor and the Insurer, within five (5) Business Days after obtaining knowledge or receipt thereof, written notice of any event, condition or circumstance, or any notice, publication or communication, whether sent or published by a governmental entity or otherwise, the effect of which would require the Issuer to pay Additional Amounts hereunder. To the extent that the Trustee has received information sufficient for it to do so, the Trustee shall calculate the amount of any Additional Amounts required to be paid by the Issuer on any Deposit Date or otherwise, and shall deliver notice of such calculation to the Issuer, the Guarantor and the Insurers as soon as reasonably practicable under the circumstances.

         Absent manifest error, such calculation shall be binding on the Issuer, the Guarantor and the Insurer, and the Issuer's making of a payment in reliance on such calculation, even if such calculation is erroneous, shall not result in a Default or an Event of Default if the Issuer makes payment of any shortfall immediately after its receipt of written notice thereof from the Trustee.

                  (2) Before 5:00 p.m. (New York City time) on the Business Day next succeeding each Deposit Date or any other date on which the Trustee receives any payment, the Trustee shall provide to the Issuer, the Guarantor, the Insurer, and the Administrative Agent prompt notice of all amounts it receives under or pursuant to the Notes, the Construction Loan Agreement, the Construction Loan Deed of Trust, any interest rate protection agreement, any other Construction Loan Document (including proceeds collected by the Trustee upon the sale or other disposition of Collateral or upon the exercise of any remedies under the Construction Loan Documents), the Policy, the Assignment of Reinsurance and the Reinsurance Agreement, the Completion Guarantee and the Payment Guarantee. The Trustee shall specify in such notice the amount received and the source of such payment and any other relevant details concerning such payment.

         SECTION 1.33 Appointment of Administrative Agent. Until the principal of and interest on the Notes is indefeasibly paid in full, the Insurer is irrevocably appointed the "Administrative Agent" under and in accordance with the terms of the Construction Loan Agreement and the other Construction Loan Documents; provided, however, that (i) if a Policy Event occurs prior to the Opening Date, the Insurer shall cease to be the Administrative Agent and the Special Construction Servicer shall become the Administrative Agent and (ii) if a Policy Event occurs on or after the Opening Date, the Insurer shall cease to be the Administrative Agent and the Trustee may, at its option, appoint a successor Administrative Agent, or, if it does not appoint a successor Administrative Agent, the Trustee shall perform the duties of the Administrative Agent. Any Administrative Agent may resign (other than the Insurer, which may not resign unless a Policy Event occurs), and, if any such Administrative Agent resigns, a successor Administrative Agent shall be appointed as provided in the Construction Loan Agreement.

         Each Administrative Agent shall have the right and power to take such action as Administrative Agent and to exercise such powers under this Indenture, the Construction Loan Agreement, the other Construction Loan Documents and any other documents as are delegated to the Administrative Agent by the terms hereof and thereof, together with all such powers as are reasonably incidental thereto. The Insurer hereby accepts such appointment.

         SECTION 1.34 Compensation and Indemnity. (a) On the Closing Date and from time to time thereafter, the Issuer shall pay to the Trustee any costs, fees and expenses of its counsel and a fee as agreed upon between the Issuer and the Trustee in a letter agreement, dated as of the date hereof, as compensation for its services as Trustee, Paying Agent, Registrar and Transfer Agent, hereunder and under the Construction Loan Documents to which it is a party. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Issuer shall reimburse the Trustee upon request for all reasonable out-of-pocket expenses incurred or made by it, including costs of collection, in addition to the compensation to the Trustee for its services.  Such  expenses  shall  include,  but  will  not be  limited  to,  the reasonable compensation and expenses, disbursements and advances of the Trustee's agents (including any receiver), delegates, counsel, accountants and experts. The Issuer shall indemnify the Trustee against any and all loss, liability or expense (including reasonable attorney's fees) incurred by it in connection with the administration of this trust and the performance of its duties hereunder or under the Construction Loan Documents including the costs and expenses of defending against any claim or liability in connection with the exercise or performance of any powers or duties hereunder and thereunder. The Trustee shall notify the Issuer promptly of any claim for which it may seek indemnity. Failure by the Trustee to so notify the Issuer shall not relieve the Issuer of its obligations hereunder. The Issuer need not reimburse any expense or indemnity against any loss, liability or expense incurred by the Trustee through the Trustee's own willful misconduct, negligence or bad faith unless the act in question has been directed pursuant to this Indenture. To the extent the Trustee renders services or incurs expenses after an Event of Default involving a bankruptcy, insolvency or the like, the compensation for services and expenses incurred by it are intended to constitute expenses of administration under any applicable federal, state or foreign bankruptcy, insolvency or other similar law now or hereafter in effect.

                  (1) Indemnification by the Insurer. The Insurer shall indemnify and hold the Trustee harmless from and against any and all loss, damage, liability, cost and expense (including, without limitation, reasonable attorney's fees and disbursements) incurred by the Trustee, any of its Affiliates, or any of their respective officers, directors, shareholders, employees and agents, arising out of or in connection with any action taken by the Trustee under or pursuant to this Indenture, the Construction Loan Agreement or any of the other Construction Documents in accordance with or pursuant to written directions from the Insurer after the occurrence and during the continuance of an Event of Default.

                  (2) The Issuer's and the Insurer's payment obligations to the Trustee pursuant to this Section 5.7 shall survive the resignation or removal of the Trustee, the occurrence of any Policy Event, the payment in full of all the Notes, and the termination or discharge of any Basic Document or Construction Loan Document, and shall not be affected by any obligation which Issuer, the Insurer and the Trustee may have to provide indemnification under this Agreement.

         SECTION 1.35 Replacement of Trustee. (a) No resignation or removal of the Trustee, and no appointment of a successor Trustee, shall become effective until the acceptance of appointment by the successor Trustee pursuant to this
Section 5.8. The Trustee may resign at any time upon not less than sixty (60) calendar days prior written notice to the Issuer and the Insurer. So long as no Event of Default has occurred and is continuing the Issuer may remove the Trustee without cause by so notifying the Trustee; provided, however, if no Policy Event has occurred and is continuing, such removal shall require the consent of the Insurer. If an Event of Default has occurred and is continuing, the Insurer, so long as no Policy Event has occurred and is continuing, or the Holders of 662/3% of the Outstanding Principal Amount of the Notes, if a Policy Event has occurred or is continuing, may remove the Trustee without cause by so notifying the Trustee and the Issuer. The Issuer shall remove the Trustee promptly if:

                           (1) the Trustee fails to comply with Section 5.10;

                           (2) the Trustee is adjudged to be bankrupt or insolvent;

                           (3) a receiver or other public officer takes charge of the Trustee or its property; or

                           (4)  the  Trustee   otherwise  becomes  incapable  of
         acting.

If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason (the Trustee in such event being referred to herein as the retiring Trustee), (i) so long as no Event of Default has occurred and is continuing, the Issuer shall promptly appoint a successor Trustee, provided that so long as no Policy Event has occurred and is continuing, the appointment of any such successor Trustee shall be subject to the prior consent of the Insurer,
(ii) if an Event of Default has occurred and is continuing and no Policy Event has occurred and is continuing, the Insurer shall appoint a successor Trustee, or (iii) if an Event of Default has occurred and is continuing and a Policy Event has occurred and is continuing, Holders of 662/3% of the Outstanding Principal Amount of the Notes may appoint a successor Trustee.

                  (2) Any successor Trustee shall, without further act, be the Trustee under the other Basic Documents and the Construction Loan Agreement, and shall deliver a written acceptance of its appointment as Trustee (which shall include acceptance of its appointment as the Agents and as Trustee under the other Basic Documents and the Construction Loan Documents) to the retiring Trustee and to the Issuer and the Insurer. Thereupon, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to the Noteholders. If the retiring Trustee resigns or is removed, and the Issuer, the Insurer or the requisite Holders fail to appoint a successor Trustee as provided herein, the retiring Trustee, the Issuer, the Insurer or the Holders of greater than 50% of the Outstanding Principal Amount of the Notes may petition any court of competent jurisdiction for the appointment of a successor Trustee. If the Trustee fails to comply with Section 5.10, any Noteholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

                  (3) Notwithstanding the replacement of the Trustee pursuant to this Section 5.8, the Issuer's obligations under Section 5.7 shall continue for the benefit of the retiring Trustee.

         SECTION 1.36 Successor Trustee by Merger. (a) If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust business or assets to, another corporation or banking association, the resulting, surviving or transferee corporation or banking association without any further act shall be the successor Trustee; provided, however, that such corporation or banking association shall be otherwise qualified and eligible under Section 5.10. The Trustee shall provide the Rating Agencies with written notice of any such transaction.

                  (1) In case at the time such successor or successors by merger, conversion or consolidation to the Trustee shall succeed to the trusts created by this Indenture any of the Notes shall have been authenticated but not delivered, any such successor to the Trustee may adopt the Certificate of
Authentication of any predecessor trustee, and deliver such Notes so authenticated, and in case at that time any of the Notes shall not have been authenticated, any successor to the Trustee may authenticate such Notes either in the name of any predecessor hereunder or in the name of the successor to the Trustee. In all such cases such certificates shall have the full force which it is anywhere in the Notes or in this Indenture provided that the certificate of the Trustee shall have.

         SECTION 1.37 Eligibility; Disqualification. The Trustee or its parent shall have a combined capital and surplus of at least $250,000,000 as specified in its most recent published annual report and shall have a long-term senior unsecured debt rating of no lower than "BBB-" by S&P and "Baa3" by Moody's, or shall otherwise be acceptable to the Rating Agencies.

         SECTION 1.38 Unclaimed Funds. Subject to applicable laws with respect to abandoned property, any funds held by the Trustee (as Trustee or as Paying Agent) for the payment of principal (or the Make Whole Amount, as applicable) or purchase price on any Note that remains unclaimed for five (5) years and for the payment of interest (including interest which is a part of the purchase price) and Additional Amounts on any Note that remain unclaimed for ten (10) years, in each case, after such amount shall have become due and payable, shall be paid to the Insurer to the extent of any unreimbursed or outstanding amounts paid by the Insurer pursuant to the terms of the Policy and thereafter repaid to the Person which originally paid such funds to the Trustee, and the Holder of such Note shall thereafter look, as an unsecured general creditor, only to the Issuer, Insurer or Purchaser (whichever was liable to make the payment being sought) for payment thereof, and all liability of the Trustee with respect to such funds shall thereupon cease. The Trustee shall also adopt and employ, at the expense and direction of the Issuer, any other reasonable means of notification of such repayment (including, but not limited to, mailing notice of such repayment to the Holders whose Notes have been called but have not been surrendered for redemption or purchase or whose right to or interest in monies due and payable but not claimed is determinable from the records of the Trustee, at the last address of record for each such Holder).


                                   ARTICLE VI

                    NOTEHOLDERS' LISTS, REPORTS AND MEETINGS

         SECTION 1.39 Preservation of Information; Communications to Noteholders. The Trustee shall preserve in as current a form as is reasonably practicable, the names and addresses of Holders of Global Notes received by the Trustee in its capacity as Registrar.

         SECTION 1.40 Voting by Noteholders. Except as otherwise provided in the Indenture (including, without limitation, the provisions of Section 8.2) all resolutions of the Noteholders shall be passed by votes representing more than 50% of the Outstanding Principal Amount.

         SECTION 1.41 Purposes for Which Noteholder Meetings May Be Called. A meeting of Noteholders may be called at any time and from time to time pursuant to this Article VI to make, give or take any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be made, given or taken by the Noteholders.

         SECTION 1.42 Call, Notice and Place of Meetings.

                  (1) The Trustee may at any time call a meeting of Noteholders for any purpose specified in Section 6.3, to be held at such time and at such place as the Trustee shall determine. Notice of every meeting of Noteholders, setting forth the time and place of such meeting and in general terms the action proposed to be taken at such meeting, shall be given by the Trustee, in the manner provided in Section 11.4, not less than ten (10) nor more than 180 calendar days prior to the date fixed for the meeting.

                  (2) In case at any time the Issuer, pursuant to a resolution of the managing member of the Issuer, or the Holders of at least 10% of the Outstanding Principal Amount of the Notes shall have requested the Trustee to call a meeting of the Noteholders for any purpose specified in Section 6.3, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have made the first publication of the notice of such meeting within ten (10) calendar days after receipt of such request or shall not thereafter proceed to cause the meeting to be held as provided herein, then the Issuer or the Noteholders in the amount above specified, as the case may be, may determine the time and the place, for such meeting and may call such meeting for such purposes by giving notice thereof as provided in subsection (a) of this Section 6.4.

         SECTION 1.43 Persons Entitled to Vote at Meetings.

         To be entitled to vote at any meeting of the Noteholders a Person shall
(a) be a Holder of one or more of the outstanding Notes or (b) be a Person appointed by an instrument in writing as proxy by a Holder of one or more Notes. The only Persons who shall be entitled to be present or to speak at any meeting of Noteholders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel, any representatives of the Issuer and its counsel, and any representatives of the Insurer and its counsel.

         SECTION 1.44 Quorum; Action.

         Persons entitled to vote at least 51% of the Outstanding Principal Amount of the Notes shall constitute a quorum for a meeting of the Noteholders. In the absence of a quorum within 60 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of Noteholders, be dissolved. In any other case the meeting may be adjourned for a period of not less than ten (10) calendar days as determined by the chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than ten (10) calendar days as determined by the chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 12.4, except that such notice need be given only once not less than five (5) calendar days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage, as provided above, of the Outstanding Principal Amount of the Notes that shall constitute a quorum.

         Except as limited by the proviso to the first paragraph of Section 8.2, any resolution presented to a meeting or adjourned meeting duly reconvened at which a quorum is present as aforesaid may be adopted by the affirmative vote of the Holders of at least 51% of the Outstanding Principal Amount of the Notes; provided, however, that, except as limited by the proviso to the first paragraph of Section 8.2, any resolution with respect to any request, demand, authorization, direction, notice, consent, waiver or other action that this Indenture expressly provides may be made, given or taken by the Holders of a specified percentage, which is less than 51% of the Outstanding Principal Amount of the Notes, may be adopted at a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid by the affirmative vote of the Holders of such specified percentage of the Outstanding Principal Amount of the Notes.

         Any resolution passed or decision taken at any meeting of Holders of Notes duly held in accordance with this Article VI shall be binding on all the Noteholders, whether or not present or represented at the meeting.

         Notwithstanding the foregoing provisions of this Article VI, if any action is to be taken at a meeting of Noteholders with respect to any request, demand, authorization, direction, notice, consent, waiver or other action that this Indenture expressly provides may be made, given or taken by the Holders of a specified percentage in aggregate Outstanding Principal Amount of the Notes affected thereby, or of the Noteholders:

                  (1) there shall be no minimum quorum requirement for such meeting; and

                  (2) the aggregate Outstanding Principal Amount of the Notes that vote in favor of such request, demand, authorization, direction, notice, consent, waiver or other action shall be taken into account in determining whether such request, demand, authorization, direction, notice, consent, waiver or other action has been made, given or taken under this Indenture.

         SECTION 1.45 Determination of Voting Rights; Conduct and Adjournment of Meetings.

                  (1) Notwithstanding any other provisions of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Noteholders in regard to proof of the holding of the Notes and of the appointment of proxies and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate. Except as otherwise permitted or required by any such regulations, the holding of Notes shall be proved in the manner specified in Section 2.5(m) and the appointment of any proxy shall be proved in the manner specified in Section 2.5(m) or by having the signature of the person executing the proxy witnessed or guaranteed by any trust company, bank or banker authorized by Section 2.5(m). Such regulations may provide that written instruments appointing proxies, regular on their face, may be presumed valid and genuine without the proof specified in Section 2.5(m) or other proof.

                  (2) The Trustee shall, by an instrument in writing, appoint a chairman of the meeting, unless the meeting shall have been called by the Issuer or by Holders of Notes as provided in Section 6.4, in which case the Issuer or the Holders of Notes calling the meeting, as the case may be, shall in like manner appoint a chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by vote of the Persons entitled to vote at least 51% of the Outstanding Principal Amount of the Notes represented at the meeting.

                  (3) At any meeting each Noteholder or proxy shall be entitled to one vote for each $1,000 of the Outstanding Principal Amount of the Notes held or represented by him; provided, however, that no vote shall be cast or counted at any meeting in respect of any Note challenged as not Outstanding and ruled by the chairman of the meeting to be not Outstanding. The chairman of the meeting shall have no right to vote, except as a Noteholder or of a proxy.

                  (4) Any meeting of Noteholders duly called pursuant to Section
6.4 at which a quorum is present may be adjourned from time to time by Persons entitled to vote at least 51% of the Outstanding Principal Amount of the Notes represented at the meeting; and the meeting may be held as so adjourned without further notice.

         SECTION 1.46 Counting Votes and Recording Action of Meetings.

         The vote upon any resolution submitted to any meeting of Noteholders shall be by written ballots on which shall be subscribed the signatures of the Noteholders or their representatives by proxy and the Outstanding Principal Amount and serial numbers of the Notes held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in duplicate of all votes cast at the meeting. A record, at least in duplicate, of the proceedings of each meeting of Noteholders shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was given as provided in Section 6.4 and, if applicable, Section 6.8. Each copy shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one such copy shall be delivered to the Issuer, and another to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting. Any record so signed and verified shall be conclusive evidence of the matters therein stated.

                                   ARTICLE VII

                     ACCOUNTS, COLLECTIONS AND DISBURSEMENTS

         SECTION 1.47 Collection and Disbursements of Money.

                  (1) All moneys paid to or collected by the Trustee under or pursuant to the Notes, the Construction Loan Agreement, the Construction Loan Deed of Trust, any interest rate protection agreement or any other Construction Loan Document (including proceeds collected by the Trustee upon the sale or other disposition of Collateral or upon the exercise of any remedies under the Construction Loan Documents, but excluding moneys collected under the Completion Guaranty or the Payment Guaranty), after making any payments required pursuant to Section 2.3(f) of the Construction Loan Agreement, shall be deposited in the Payment Account for application in accordance with this Indenture. All moneys paid to or collected by the Trustee under the Policy, the Assignment of Reinsurance and the Reinsurance Agreement, shall be deposited by the Trustee in the Policy Payment Account for application in accordance with this Indenture. All moneys paid to or collected by the Trustee under the Completion Guarantee and the Payment Guarantee, after making any payments required pursuant to
Section 2.3(f) of the Construction Loan Agreement, shall be deposited by the Trustee in the Guarantee Payment Account for application in accordance with this Indenture. All moneys paid to the Trustee pursuant to Section 9.2(b) by a Purchaser, after making any payments required pursuant to Section 2.3(f) of the Construction Loan Agreement, shall be deposited by the Trustee in the Note Purchase Account for application in accordance with this Indenture.

                  (2) On each Interest Payment Date, Payoff Date, Default Payment Date and on the Stated Maturity Date the Trustee will pay the following amounts then held in the Accounts in the following order of priority (the "Priority of Payments"):

                           (1) first, out of the Payment Account and the Purchase Account only, to the Trustee for all amounts due to the Trustee in each of its capacities hereunder, including all amounts due under Section 5.7, and for all amounts due to the Trustee pursuant to the Construction Loan Documents and for any amounts due to a Special Construction Servicer appointed pursuant to Section 4.6;

                           (2) second, out of the Payment Account and the Purchase Account only, to the Insurer for all amounts due to the Insurer in both its capacities as Insurer and Administrative Agent under this Indenture and the Construction Loan Documents, including indemnification and reimbursement of costs and expenses, but exclusive of the amounts referred to in clauses fifth, sixth and seventh below;

                  (3) third, to the Holders of the Notes the amounts of interest and Additional Amounts due and unpaid with respect to the Notes, and any interest at the Default Rate, from the due date thereof until the date paid to the Noteholders;

                  (4) fourth, to the Holders of the Notes the amounts of principal (or, if applicable, Make Whole Amount) due and unpaid with respect to the Notes;

                  (5) fifth, to the Insurer the amount of all payments made under the Policy and the Swap Policy which have not been reimbursed to, or collected by, the Insurer;

                  (6) sixth, to the Insurer the amount of any interest at the Default Rate (to the extent not required to be paid under clause third above) and Late Payment Fees paid by the Issuer or for the Issuer's account under the Construction Loan Agreement and not previously paid to the Insurer pursuant to this clause sixth and the amount of interest at the Default Rate and Late Payment Fees then due and unpaid under the Construction Loan Agreement;

                  (7) seventh, to the Insurer all amounts due and unpaid under or pursuant to the Policy and the Swap Policy;

                  (8) eighth, to the Trustee amounts necessary to enable the Trustee to pay, repay, or reimburse third parties for amounts expended on Costs;

                  (9) ninth, if no Event of Default has occurred and is continuing to the Issuer, the Insurer, the Guarantor or a Purchaser, as the case may be, the amounts set forth in Section 7.3(a); and

                  (10) tenth, if the conditions set forth in Section 12.19 to the satisfaction and discharge of this Indenture have been satisfied, the balance in the Accounts to the Issuer or such other Person as may be legally entitled thereto or as may be ordered or directed by a court of competent jurisdiction.

         Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and the Trustee receives proceeds from the sale or other disposition of the Collateral or upon the exercise of remedies under or pursuant to the Construction Loan Documents, no payments from such proceeds shall be made pursuant to clause fifth of this Section 7.1(b) until the Outstanding Principal Amount of, accrued and unpaid interest on, and Additional Amounts, if any, with respect to the Notes have been paid in full.

         Notwithstanding anything in this Indenture to the contrary, all payments made by the Reinsurer under the Assignment of Reinsurance, the Assignment of Reinsurance (Swap), the Reinsurance Agreement or the Swap Reinsurance Agreement and all amounts due to the Reinsurer pursuant to any thereof, respectively, for all purposes of this Indenture, including specifically this Section 7.1(b) and Section 12.19, shall be deemed to have been made by the Insurer under the Policy or the Swap Policy, and shall be deemed due to the Insurer under the Policy or the Swap Policy, respectively.

         SECTION 1.48 The Accounts. On or prior to the Closing Date, the Trustee shall establish and thereafter maintain the Accounts at an Eligible Institution. The Accounts shall initially be held at Bank One, National Association. If any Eligible Institution ceases to be an Eligible Institution, the Issuer shall choose another Eligible Institution, which Eligible Institution shall be reasonably acceptable to the Insurer (so long as no Policy Event shall have occurred and be continuing) to hold the Accounts, and shall direct the Trustee in writing to transfer the Accounts to such Eligible Institution, and the Trustee shall cause the Accounts to be transferred to such Eligible Institution. All amounts deposited in the Accounts shall be held for the benefit of the Noteholders. The only permitted withdrawal from or application of funds on deposit in, or otherwise to the credit of, the Accounts, shall be in accordance with the provisions of this Indenture. The Trustee agrees to give the Issuer, the Insurer, the Guarantor, the Purchasers and the Noteholders prompt notice if any of the Accounts any funds on deposit therein, or otherwise to the credit thereof, shall become subject to any writ, order, judgment, warrant of attachment, execution or similar process.

         SECTION 1.49 General Provisions Regarding Accounts. (a) Any funds held in an Account shall be invested by the Trustee in Permitted Investments at the written direction of the Person which made the payment to the Trustee of the funds to be so invested; provided, however, that (i) if an Event of Default shall have occurred and is continuing and no Policy Event has occurred and is continuing, such funds shall be invested in Permitted Investments at the written direction of the Insurer, or (ii) if an Event of Default has occurred and is continuing and a Policy Event has occurred and is continuing, or, if no Permitted Investment has been designated in writing to the Trustee by the party having the right to make such designation, such funds shall be invested in the One Group Prime Institutional Fund. If no Event of Default has occurred and continuing, on each Interest Payment Date, Payoff Date and on the Stated Maturity Date all income or other gain (net of losses and investment expenses) from investments of monies deposited in the Accounts, shall be withdrawn by the Trustee from such account and remitted to the Issuer, the Insurer, the Guarantor or a Purchaser, whichever made the payment to the Trustee of the funds so deposited in the Accounts, pursuant to clause (ix) of the Priority of Payments, to the extent of the funds on deposit in the relevant Account after the payments required to be made pursuant to clauses (i) through (viii) of the Priority of Payments are made. If any investment of funds in an Account results in a loss such that the amount remaining on deposit will not be sufficient to pay in full, when due, the amounts for which the deposit of such funds was made, the Person which made the payment to the Trustee of the funds shall immediately pay to the Trustee an amount sufficient to pay in full, when due, such amounts for which the deposit was made, and if such additional amount is paid to the Trustee prior to the due date of the payment to be made with such funds, the existence of such deficiency shall not constitute an Event of Default notwithstanding any provision in the Construction Loan Documents to the contrary.

                  (b) The Trustee shall not in any way be held liable by reason of any insufficiency in the Accounts, resulting from any loss on any Permitted Investment included therein acquired at the direction of the Issuer, the Insurer, the Guarantor or a Purchaser pursuant to clause (a) of this Section 7.3.

         SECTION 1.50 Payment of Accounts Balances. At such time as the principal of, interest on and all other amounts due with respect to the Notes, and all amounts due to any other Person pursuant to this Indenture and the Policy have been indefeasibly paid in full, the Trustee shall withdraw from the Accounts any moneys then on deposit therein and disburse such moneys as follows: if from the (i) Payment Account, to the Issuer, (ii) the Policy Payment Account, to the Insurer, (iii) the Note Purchase Account, to the Purchaser, and (iv) the Guarantee Payment Account, to the Guarantor.


                                  ARTICLE VIII

                             SUPPLEMENTAL INDENTURES

         SECTION 1.51 Supplemental Indentures Without Consent of Noteholders. Without the consent of the Noteholders, but with prior notice to the Rating Agencies, the Issuer, the Insurer (so long as no Policy Event has occurred and is continuing) and the Trustee, when authorized by an Issuer Order, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

                  (1) to evidence the succession, in compliance with the applicable provisions hereof, of another Person to the Issuer, and the assumption by any such successor of the covenants of the Issuer herein and in the Notes;

                  (2) to add to the covenants of the Issuer, for the benefit of the Insurer and the Noteholders, or to surrender any right or power herein conferred upon the Issuer;

                  (3) to convey, transfer, assign, mortgage or pledge any additional property to or with the Trustee;

                  (4) to cure any ambiguity, to correct or supplement any provision herein or in any supplemental indenture that may be inconsistent with any other provision herein or in any supplemental indenture or to make any other provisions with respect to matters or questions arising under this Indenture which will not be inconsistent with other provisions of the Indenture; or

                  (5) to evidence and provide for the acceptance of the appointment hereunder by a successor trustee with respect to the Notes and to add to or change any of the provisions of this Indenture as shall be necessary to facilitate the administration of the trusts hereunder by more than one trustee, pursuant to the requirements of Article V;

provided, however, that (i) such action shall not, as evidenced by an Opinion of Counsel, adversely affect the interests of any Noteholder; (ii) the Rating Agency Condition shall have been satisfied with respect to such action and (iii) any additional property Environmental Report reasonably requested by the Trustee (if any additional real property is conveyed, transferred, assigned, mortgaged or pledged to or with the Trustee) shall have been received and shall be reasonably satisfactory to the Trustee. The Trustee is hereby authorized to join in the execution of any such supplemental indenture and to make any further appropriate agreements and stipulations that may be therein specified.

         SECTION 1.52 Supplemental Indentures with Consent of Noteholders. The Issuer, the Insurer and the Trustee, when authorized by an Issuer Order, also may (i) so long as a Policy Event has occurred and is continuing, with the consent of the Holders of greater than 50% of the Outstanding Principal Amount of the Notes affected thereby, or (ii) so long as no Policy Event has occurred and is continuing, with the prior consent of the Insurer and without consent of the Holders, enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to, or changing in any manner or eliminating any of the provisions of, this Indenture or modifying in any manner the rights of the Holders of the Notes under this Indenture; provided that (x) the Rating Agency Condition shall have been satisfied with respect to such action and (y) no such supplemental indenture shall, without the consent of the Holder of each outstanding Note affected thereby:

                  (1) change the Stated Maturity Date, any Interest Payment Date or any Payoff Date (or the dates on which a redemption or purchase is permitted), or reduce the Outstanding Principal Amount, the interest rate (or manner of calculation of the interest rate) or the Redemption/Purchase Deposit Amount with respect to any Note, or change any time or place of payment where, or the coin or currency in which, any principal (or the Make Whole Amount, as applicable) of, interest on or Additional Amounts with respect to any Note is payable (or modify the definition of "Additional Amounts" or "Make Whole Amount"), or impair the right to institute suit for the enforcement of the provisions of this Indenture requiring the application of funds available therefor, as provided in Article IV, to the payment of any such amount due on the Notes on or after the respective due dates thereof (or, in the case of redemption on or after the Redemption Date or, in the case of a purchase of the Notes by Marriott, on or after the Purchase Date);

                  (2) reduce the percentage of the Outstanding Principal Amount of the Notes the consent of the respective Noteholders of which is required for any such supplemental indenture, or the consent of the respective Noteholders of which is required for any waiver of future compliance with certain provisions of this Indenture or certain past defaults hereunder and their consequences provided for in this Indenture;

                  (3) modify any provision of this Indenture specifying a percentage of the aggregate Outstanding Principal Amount of the Notes necessary to amend this Indenture;

                  (4) modify any of the provisions of this Indenture in such manner as to affect the calculation of any amounts of principal or interest due with respect to the Notes, or the manner or method of calculating such amounts;

                  (5) change the dates upon which optional redemption or purchase of the Notes is permitted; or

                  (6) release the Insurer from all or any part of its obligations under or with respect to the Policy or release the Reinsurer from all or any part of its obligations under or with respect to the Assignment of Reinsurance or the Reinsurance Agreement.

         It shall not be  necessary  for any act of the  Noteholders  under this
Section 8.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

         Promptly after the execution by the Issuer, the Insurer and the Trustee of any supplemental indenture pursuant to this Section 8.2, the Trustee shall mail to the Guarantor and the Holders of the Notes to which such amendment or supplemental indenture relates a notice setting forth in general terms the substance of such supplemental indenture. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture.

         SECTION 1.53 Execution of Supplemental Indentures. In executing, or permitting the additional trusts created by, any supplemental indenture permitted by this Article VIII or the modification thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and subject to Sections 6.1 and 6.2, shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture and that all conditions precedent to the execution and delivery of such supplemental indenture have been satisfied. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture that affects the Trustee's own rights, duties, liabilities or immunities under this Indenture or otherwise.

         SECTION 1.54 Effect of Supplemental Indenture. Upon the execution of any supplemental indenture pursuant to the provisions hereof, this Indenture shall be and shall be deemed to be modified and amended in accordance therewith with respect to the Notes affected thereby, and the respective rights, limitations of rights, obligations, duties, liabilities and immunities under this Indenture of the Trustee, the Issuer, the Insurer and the Holders of the Notes shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

         SECTION 1.55 Reference in Notes to Supplemental Indentures. Notes authenticated and delivered after the execution of any supplemental indenture pursuant to this Article VIII may, and if required by the Issuer or the Insurer shall, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Issuer or the Trustee shall so determine, new Notes so modified as to conform, in the opinion of the Trustee and the Issuer, to any such supplemental indenture may be prepared and executed by the Issuer, and upon Issuer Order authenticated and delivered by the Trustee in exchange for Outstanding Notes.


                                   ARTICLE IX

               REDEMPTION OF NOTES; PURCHASE OF NOTES; DEFEASANCE

         SECTION 1.56 Redemption. (a) On any date on which the Issuer makes a prepayment of the Construction Loan, in whole or in part, pursuant to the Construction Loan Agreement (a "Prepayment Date"), principal of the Notes in an amount equal to the principal of the Construction Loan so prepaid shall be redeemed in accordance with this Article IX.

                  (1) If the Issuer has elected to defease the Construction Loan pursuant to the Construction Loan Agreement and the Issuer has delivered to the Trustee for deposit in the Payment Account the Defeasance Collateral, on the first Business Day following the Four-Year Date (also a "Defeasance Redemption Date"), the Notes shall be redeemed in whole pursuant to this Article IX. If the Trustee has required the Issuer to defease the Construction Loan pursuant to the Construction Loan Agreement and the Issuer has delivered to the Trustee for deposit in the Payment Account the Defeasance Collateral, on the first Business Day following the Two-Year Date (also a "Defeasance Redemption Date"), the Notes shall be redeemed in whole pursuant to this Article IX.

                  (c) In the event that, after the Defeasance Collateral has been delivered to the Trustee prior to the Two-Year Date or Four-Year Date, as applicable, an event occurs which would require the payment of any Additional Amounts on the Notes (the payment of which is not provided for in the Defeasance Collateral), then the Trustee promptly shall give notice of redemption to the Noteholders. The date of redemption shall be the first Business Day following the 30th calendar day after the Trustee gives such redemption notice. On such Redemption Date, the Issuer shall redeem the entire Outstanding Principal Amount of the Notes in accordance with this Article IX.

         SECTION 1.57 Purchase. (a) On any date on or after the Four-Year Date Marriott may purchase the Notes in whole but not in part. On any date on or after the Two-Year Date, (i) if an Event of Default has occurred and is continuing, Marriott may purchase the Notes, in whole but not in part, and (ii) if Marriott has not previously elected to purchase the Notes and any payment has been made pursuant to the Policy, the Swap Policy, the Reinsurance Agreement or the Swap Reinsurance Agreement on account of a claim made thereunder, the Insurer or the Reinsurer may purchase the Notes, in whole but not in part (the party electing to purchase the Notes under the preceding sentence or clause (i) or (ii) above being referred to as the "Purchaser"). In addition, if the Insurer or the Reinsurer elects to purchase the Notes under clause (ii) above, within ten (10) calendar days after receipt of notice from the Insurer or the Reinsurer, Marriott may instead elect to purchase the Notes under clause (i) above, which election by Marriott will supersede the election by the Insurer or the Reinsurer under clause (ii) above. Any election to purchase the Notes will be made by delivery from the Purchaser to the Trustee and to the Insurer (in the case of the first sentence of this Section 9.2(a) or clause (i) above) or Marriott (in the case of clause (ii) above) of written notice thereof (a "Purchase Notice"). A Purchase Notice shall be delivered at least 35 (or fewer, but not less than 30, with the consent of the Trustee) calendar days and not more than 95 calendar days prior to the date upon which a purchase will occur, which notice shall be irrevocable. The purchase price of the Notes shall be as set forth in Section 9.3(a).

                  (1) If the Purchaser is Marriott, simultaneously with the giving of a Purchase Notice, such Purchaser shall deliver to the Trustee for deposit into the Note Purchase Account the Redemption/Purchase Deposit Amount, and no Purchase Notice from such Purchaser shall be deemed to be effective unless and until such funds have been deposited. If the Insurer is the Purchaser, the Insurer shall deliver to the Trustee for deposit in the Note Purchase Account by 11:00 a.m. New York City Time on the Payoff Date an amount equal to the Outstanding Principal Amount of, accrued and unpaid interest on, and due and unpaid Additional Amounts with respect to the Notes as of the Payoff Date.

                  SECTION 1.58 Mechanics of Redemption or Purchase.

                  (1) If the Notes are to be redeemed in whole, the redemption price shall be 100% of the Outstanding Principal Amount of the Notes (or the Make Whole Amount of the Fixed Rate Notes, if applicable) plus accrued and unpaid interest thereon and any due and unpaid Additional Amounts with respect thereto as of the Payoff Date. If the Notes are to be redeemed in part, the redemption price shall be 100% of the portion of the Outstanding Principal Amount of the Notes (or the Make Whole Amount of the Fixed Rate Notes, if applicable) to be redeemed plus accrued and unpaid interest on and any due and unpaid Additional Amounts with respect to the amount being redeemed as of the Payoff Date. If the Notes are being purchased by Marriott, the purchase price shall be 100% of the Outstanding Principal Amount of the Notes (or the Make Whole Amount of the Fixed Rate Notes, if applicable) plus accrued and unpaid interest and any due and unpaid Additional Amounts as of the Payoff Date. If the Notes are being purchased by the Insurer, the purchase price shall be 100% of the Outstanding Principal Amount of the Notes (and not the Make Whole Amount of the Fixed Rate Notes), plus accrued interest and unpaid Additional Amounts as of the Payoff Date.

                  (2) If the Notes are to be partially redeemed, a ratable portion of each Note outstanding on the Payoff Date shall be redeemed.

                  (3) In the case of (i) a redemption pursuant to Section 9.1(a) or a purchase pursuant to Section 9.2, not more than five (5) calendar days following receipt of the Redemption Notice or the Purchase Notice, as the case may be, (ii) a redemption following a defeasance, not less than thirty (30) days prior to a Defeasance Redemption Date, or (iii) a redemption pursuant to Section 9.1(c), promptly after obtaining knowledge of the event requiring payment of Additional Amounts, the Trustee shall give notice of the redemption or purchase to the Noteholders and the Insurer, such notice to be in the form of Notice of Redemption/Purchase attached hereto as Exhibit I-1.

                  (4) Payments to the Noteholders in connection with a redemption or purchase of the Notes will be made pursuant to Section 7.1(b) hereof, provided, however, and notwithstanding the provisions of Section 7.1(b),
(i) if the Notes are to be redeemed, each Noteholder, as a condition to receiving payment under Section 7.1(b), shall surrender such Noteholder's Note to the Trustee for cancellation at the location specified in the Redemption Notice or (ii) if the Notes are to be purchased, each Noteholder, as a condition to receiving payment pursuant to Section 7.1(b), shall surrender such Noteholder's Note to the Trustee at the location specified in the Purchase Notice duly endorsed for transfer to the Purchaser. Further, notwithstanding the provisions of Section 7.1(b), if the funds required to be paid to the Trustee by the Issuer or a Purchaser have been so paid and deposited in the Payment Account or Note Purchase Account, as the case may be, if any Noteholder is not paid because such Noteholder failed to satisfy the condition specified in the preceding sentence, the amount due to such Noteholder shall be retained in the appropriate Account until the condition is satisfied and such amount is paid to such Noteholder (and the retention of such amount in such Account shall be taken into account by the Trustee in making payments and all subsequent payments pursuant to the Priority of Payments).

                  (5) If the Notes are redeemed by the Issuer, in whole or in part, all Notes delivered to the Trustee for cancellation shall be cancelled by the Trustee, provided, however, if any Note is redeemed in part, upon surrender of such Note to the Trustee for cancellation, the Issuer shall execute and the Trustee shall authenticate and deliver to the Holder of such Note a new Note in a principal amount equal to the unredeemed portion of such Note. If the Notes are purchased by the Purchaser, the Notes will remain outstanding and thereafter the Purchaser will be the Holder thereof. Notwithstanding anything herein to the contrary, upon the purchase of the Notes the Policy will terminate in accordance with its terms, and the Purchaser (rather than the Insurer) will have all of the rights and powers, granted to the Insurer pursuant to this Indenture (including
Section 12.2) and shall have the same rights and benefits as the Insurer pursuant to this Indenture (including Sections 12.3 and 12.4).

                  (6) If the Notes are to be purchased and the Purchaser has paid the Redemption/Purchase Deposit Amount to the Trustee pursuant to Section 9.2(b), on the Payoff Date the Notes shall be deemed to have been transferred to the Purchaser (whether or not Holders have delivered their Notes duly endorsed for transfer as required by Section 9.3(c)), from and after the Payoff Date the Holders' only rights with respect to the Notes shall be to receive payment therefor from the Trustee pursuant to Section 7.1(b), and the Trustee shall take all actions necessary to register the Notes in the name of the Purchaser.

         SECTION 1.59 Form of Redemption Notice or Purchase Notice. Redemption Notices shall be in the form and contain the information required by the Construction Loan Agreement. Purchase Notices shall state the Payoff Date and the Redemption/Purchase Deposit Amount as of such Payoff Date.

         SECTION 1.60 Notes Payable on Payoff Date. In the case of a redemption, the principal amount of the Notes to be redeemed shall become due and payable on the Payoff Date specified in the Redemption Notice and interest shall cease to accrue on the amount to be redeemed from and after such Payoff Date. From and after the Payoff Date the Notes or portions thereof redeemed shall cease to be outstanding for all purposes, and the Holders' rights shall be limited to receiving payment therefor, together with any Additional Amounts, in accordance with this Indenture.

         SECTION 1.61 Defeasance.

                  (1) If the Issuer elects or is required to defease the Notes pursuant to the Construction Loan Agreement and delivers the Defeasance Collateral and the Make Whole Hedge to the Trustee, the Defeasance Collateral shall be deposited in the Payment Account and disbursed in accordance with
Section 7.1(b). In addition, the Trustee shall deposit in the Payment Account all amounts received pursuant to the Make Whole Hedge in the Payment Account. The Trustee shall call the Notes for redemption on the Defeasance Redemption Date and, on such date, shall make the payments from the Payment Account as specified in Section 7.1(b).

                  (2) In order to ensure that the amount  deposited  pursuant to
Section 9.6(a) above is sufficient to pay any applicable Make Whole Amount on the Fixed Rate Notes, the Issuer shall enter into (and pre-fund) one or more interest rate hedging arrangements (a "Make Whole Hedge") with a counterparty or counterparties having long-term debt ratings at least equal to "AA-" by S&P and "Aa3" by Moody's. The Issuer shall remain liable for any shortfall on such deposit and for any Additional Amounts that become payable on the Notes.

                  (3) Notwithstanding the deposit of the Defeasance Collateral, the entering into and pre-funding of the Make Whole Hedge and the application of such Defeasance Collateral and the proceeds of the Make Whole Hedge as provided herein and in the Construction Loan Agreement, the Insurer shall remain liable for the payment of the entire Principal Amount of the Notes at the Stated Maturity Date, and interest when due in accordance with the terms of the Policy

         SECTION 1.62 Release of Collateral. If the Issuer has delivered a Notice of Redemption for a redemption of the Notes in whole and has paid the Redemption/Purchase Deposit Amount to the Trustee for deposit in the Payment Account, or the Issuer has elected or is required to fund the cash collateral account as described in Section 9.6 above and the Construction Loan Agreement and has delivered the Defeasance Collateral and the Make Whole Hedge to the Trustee, upon receipt of an Issuer Request and an Opinion of Counsel, the Trustee shall take or cause to be taken, at the Issuer's sole cost and expense, all action to release all of the Liens on and security interests in the Collateral as provided in the Construction Loan Agreement and, at the Issuer's sole cost and expense, shall execute and deliver all documents reasonably requested by the Issuer to accomplish such release. Notwithstanding the delivery of the Defeasance Collateral and the Make Whole Hedge to the Trustee by the Issuer and the release of the Collateral to the Issuer pursuant to this Section 9.7, the Issuer shall remain liable with respect to any Additional Amounts that become due with respect to the Notes, as provided in the Construction Loan Agreement.


                                    ARTICLE X

                              OBLIGATIONS ABSOLUTE

         SECTION 1.63 Issuer's Obligations Absolute. Nothing contained in this Indenture shall impair, as between the Issuer, the Guarantor, the Insurer and the Trustee, the obligation of the Issuer to pay to the Trustee all amounts due and payable under or pursuant to the Construction Loan Agreement, the Construction Loan Deed of Trust and the other Construction Loan Documents as and when the same shall become due and payable in accordance with the terms thereof, or prevent the Trustee or the Insurer from exercising all rights, powers and remedies otherwise permitted by this Indenture, any of the other Basic Documents or the Construction Loan Documents (including the Construction Loan Agreement and the Construction Loan Deed of Trust).


                                   ARTICLE XI

                                   THE INSURER

         SECTION 1.64 Effect of Payment by Insurer; Subrogation. THE ISSUER EXPRESSLY ACKNOWLEDGES AND AGREES THAT THE OBLIGATIONS OF THE ISSUER UNDER THIS INDENTURE, THE NOTES, THE CONSTRUCTION LOAN AGREEMENT, INCLUDING THE PAYMENT OF THE PRINCIPAL OF, AND INTEREST ON AND ADDITIONAL AMOUNTS WITH RESPECT TO, THE NOTES, THE CONSTRUCTION LOAN DEED OF TRUST AND THE OTHER CONSTRUCTION LOAN DOCUMENTS ARE OWED TO, AND ARE FOR THE BENEFIT OF THE TRUSTEE (ON BEHALF OF THE NOTEHOLDERS AND THE INSURER) AND NO PAYMENT MADE PURSUANT TO THE POLICY THE ASSIGNMENT OF REINSURANCE, OR THE REINSURANCE AGREEMENT ON ACCOUNT OF PRINCIPAL OR INTEREST ON THE NOTES OR ANY OTHER AMOUNT DUE TO THE NOTEHOLDERS SHALL MODIFY, AMEND, DIMINISH OR EXTINGUISH ANY AMOUNTS DUE FROM THE ISSUER TO THE TRUSTEE, OR OTHERWISE AFFECT THE OBLIGATIONS OF THE ISSUER OR THE RIGHTS AND REMEDIES OF THE TRUSTEE UNDER THIS INDENTURE, THE NOTES, THE CONSTRUCTION LOAN AGREEMENT, THE CONSTRUCTION LOAN DEED OF TRUST OR ANY OTHER CONSTRUCTION LOAN DOCUMENT. In addition to any other rights granted to the Insurer pursuant to the terms of this Indenture, the Issuer and the Trustee acknowledge that, without the need for any further action on the part of the Insurer, the Issuer, the Trustee or any other Person, to the extent payments are made with monies received pursuant to the Policy, the Reinsurance Policy or the Assignment of Reinsurance on account of principal of or interest on the Notes or any Additional Amounts to the Noteholders, the Insurer will be fully subrogated to the rights of the Noteholders to receive such amounts of principal, interest and Additional Amounts; provided, however, that to the extent such payment is derived from the sources and in the manner provided herein for the payment of such principal, interest or Additional Amounts, the Insurer shall be paid, in each case, only after the Noteholders have received payments as provided in
Section 7.1(b).

         SECTION 1.65 Rights of the Insurer.

                  (1) So long as no Policy Event has occurred and is continuing, to the extent that (i) the Trustee in its capacity as Trustee under this Indenture or (ii) the Trustee under the Construction Loan Documents (including the Construction Loan Agreement and the Construction Loan Deed of Trust) is required to take any actions (other than the collection and payment of moneys in accordance with the Construction Loan Documents), or grant any approvals, consents or waivers pursuant to the Construction Loan Documents, the Trustee will take such actions only at the direction of or with the prior approval of the Insurer.

                  (2) Without limiting paragraph (a), so long as no Policy Event has occurred and is continuing, the Trustee shall cooperate in all respects with any request by the Insurer for action to preserve or enforce the Insurer's rights or interests under this Indenture, including a request to institute Proceedings for the collection of all amounts then payable under this Indenture or the Construction Loan Documents and a request to enforce any judgment obtained and collect the amount adjudged due.

                  (3) Without limiting paragraph (a), so long as no Policy Event has occurred and is continuing, (i) the Insurer shall have all rights to direct the Trustee to enforce all rights and exercise all remedies under the Construction Loan Documents; (ii) no amendment, modification or waiver of any term of this Indenture or the Construction Loan Documents shall be made without the prior consent of the Insurer; (iii) the Trustee shall not be replaced without the prior written consent of the Insurer; (iv) the Insurer shall have the sole right to direct the time, method and place of conducting any Proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee, and the Noteholders shall have no right or entitlement to so direct the Trustee; and (v) no Noteholder shall have any right to institute any Proceeding, judicial or otherwise, with respect to the Construction Loan Documents, or for the appointment of a receiver or a trustee, or for any other remedy under the Construction Loan Documents.

                  (4) Notwithstanding anything in this Indenture, the Construction Loan Agreement or any other Construction Loan Document to the contrary, at its option the Insurer, in its own name or in the name of the Trustee, shall have the right , to the exclusion of the Trustee, to take any action under this Indenture, the Construction Loan Agreement and each other Construction Loan Document which the Trustee has the right to take pursuant to the terms and provisions thereof, including the right to exercise all remedies after the occurrence of a Default or Event of Default. If the Insurer elects or is required to take any such action in the name of the Trustee, the Trustee shall reasonably cooperate with the Insurer to facilitate the taking of such action, which actions by the Trustee shall be covered by the indemnification provided in Section 5.7.

                  (5) Each of the rights and remedies granted to the Insurer pursuant to this Indenture and the Construction Loan Documents are granted to the Insurer in its individual capacity as obligor under the Policy for the sole benefit of the Insurer to facilitate any recovery to which the Insurer may be entitled. No such grant contained herein or in any Construction Loan Document shall in any way create or be deemed to create any duty to, or trust relationship with, any Noteholder or the Trustee, and each Noteholder, by its acceptance of a Note hereunder, acknowledges and agrees that the sole duties and obligations of the Insurer to the Trustee for the benefit of the Noteholders shall be specified in the Policy.

         SECTION 1.66 Indemnification; Reimbursement of Costs. (a) The Issuer agrees to indemnify and hold harmless the Insurer and Affiliates, shareholders, directors, officers, employees and agents against any and all liabilities, costs, expenses and losses (including reasonable attorneys fees and disbursements) incurred by the Insurer in the performance of obligations and the exercise of its rights and remedies hereunder or under the Construction Loan Documents other than if caused by the gross negligence or willful misconduct of the Insurer, including, without limitation, for any amounts of indemnification paid to the Trustee pursuant to Section 5.7.

                  (1) The Issuer agrees to pay or reimburse the Insurer for all costs and expenses, including reasonable attorneys fees and disbursements, incurred by the Insurer in connection with this Indenture and the Construction Loan Documents, and the transactions contemplated hereby or thereby, including the reasonable fees and disbursements of consultants (including a construction consultant), other experts and counsel.

         SECTION 1.67 Liability of the Insurer. Unless specifically provided otherwise in a Construction Loan Document, so long as the Insurer performs all of its obligations under the Policy, the Insurer shall not be liable for taking or failing to take any action delegated to the Insurer hereunder or under the Construction Loan Documents.

         SECTION 1.68 Consents. Unless specifically provided otherwise in a Construction Loan Document, all actions by the Insurer hereunder, including the giving or withholding of consents, may be taken by the Insurer in its sole and absolute discretion.

         SECTION 1.69 Substitution of Reinsurer. If, pursuant to Assumption of Liability and Novation Endorsement to the Reinsurance Agreement, the Policy is deemed novated and amended and the obligations of the Insurer thereunder are assumed by the Reinsurer in substitution for the Insurer, the Reinsurer shall be substituted for the Insurer hereunder, all references to the Insurer shall thereafter refer to the Reinsurer, the Reinsurer shall have all of the rights, duties and obligations that the Insurer had prior to such substitution, including the right to receive all payments pursuant to Section 7.1(b) to be made on account of periods beginning after such substitution, and all references to the Policy shall mean the Policy as so amended. If the foregoing occurs, the Issuer and the Trustee shall join with the Insurer and the Reinsurer in executing and delivering any documents or instruments reasonably requested by the Issuer, the Trustee, the Insurer or the Reinsurer to effectuate the intent of this Section 11.6, including documents necessary to make the Reinsurer or party to this Indenture. Notwithstanding the foregoing, the Insurer shall continue to have the right to receive all payments under Section 7.1(b) on account of payments made by the Insurer prior to such substitution or which accrued to the benefit of the Insurer during periods prior to such substitution, all indemnification payments under this Indenture and the Construction Loan Documents for acts, events and occurrences prior to such substitution (even if claims therefor are made after such substitution) in its capacity as Insurer and Administrative Agent, and reimbursement of all costs and expenses that accrued prior to such substitution.

         SECTION 1.70 Notice of Failure to Pay Premiums. The Insurer shall give the Issuer, the Trustee and the Guarantor prompt written notice of any failure by the Issuer to pay premiums due with respect to the Policy, the Swap Policy, the Reinsurance Agreement or the Swap Reinsurance Agreement.


                                   ARTICLE XII

                                  MISCELLANEOUS

         SECTION 1.71 Compliance Certificates and Opinions, etc. Upon any application or request by the Issuer to the Trustee to take any action under any provision of this Indenture, the Issuer shall furnish to the Trustee and, if applicable, the Insurer (a) an Officer's Certificate stating that all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with, (b) if required hereunder, an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with and (c) if applicable, an Independent Certificate from a firm of certified public accountants meeting the applicable requirements of this Section 12.1, except that, in the case of any such application or request as to which the furnishing of such documents is specifically required by any provision of this Indenture, no additional certificate or opinion need be furnished.

         Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include:

                  (1) a statement that each signatory of such certificate or opinion has read or has caused to be read such covenant or condition and the definitions herein relating thereto;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements made or opinions given in such certificate or opinion are based;

                  (3) a statement that, in the opinion of each such signatory, such signatory has made such examination or investigation as is necessary to enable such signatory to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether, in the opinion of each such signatory, such condition or covenant has been complied with.

         The Trustee and the Insurer may conclusively rely on and be fully protected in acting in reliance on any such Officer's Certificate or Opinion of Counsel without any further investigation on its parts as to any matter specified therein.

         SECTION 1.72 Form of Documents Delivered to Trustee. (a) In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

                  (1) Any certificate or opinion of an Authorized Officer of the Issuer may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which such Officer Certificate or opinion is based are erroneous. Any such certificate of an Authorized Officer or Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Issuer, stating that the information with respect to such factual matters is in the possession of the Issuer, unless such officer or officers of the Issuer or such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

                  (2) Where any Person is required to make, give or execute two or more applications, requests, comments, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

                  (3) Whenever in this Indenture, in connection with any application or certificate or report to the Trustee, it is provided that the Issuer shall deliver any document as a condition of the granting of such application, or as evidence of the Issuer's compliance with any term hereof, it is intended that the truth and accuracy, at the time of the granting of such application or at the effective date of such certificate or report (as the case may be), of the facts and opinions stated in such document shall in such case be conditions precedent to the right of the Issuer to have such application granted or to the sufficiency of such certificate or report. The foregoing shall not, however, be construed to affect the Trustee's right to rely upon the truth and accuracy of any statement made or opinion given in any such document as provided in Article V.

         SECTION 1.73 Acts of Noteholders. (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Noteholders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Noteholders in person or by agents duly appointed in writing; and except as herein otherwise expressly provided such action shall become effective when such instrument or instruments are delivered to the Trustee, and, where it is hereby expressly required, to the Issuer. Such instrument or instruments (and the action embodied herein and evidenced thereby) are herein sometimes referred to as the "Act" of the Noteholders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 5.1) conclusive in favor of the Trustee and the Issuer, if made in the manner provided in this Section 12.3.

                  (1) The ownership of the Notes shall be proved by the Note Register.

                  (2) Any request, demand, authorization, direction, notice, consent, waiver or other action by the Holder of any Notes shall bind the Holder of every Note issued upon the registration thereof or in exchange therefor or in lieu thereof, in respect of anything done, omitted or suffered to be done by the Trustee or the Issuer in reliance thereon, whether or not notation of such action is made upon such Note.

         SECTION 1.74 Notices, etc., to the Trustee, the Issuer, the Insurer, the Guarantor and the Rating Agencies.

                  (1) Any request, demand, authorization, direction, notice, consent, waiver or Act of Noteholders or other documents provided or permitted by this Indenture shall be in writing and if such request, demand, authorization, direction, notice, consent, waiver or Act of Noteholders is to be made upon, given or furnished to or filed with:

                           (1) the Trustee by any Noteholder, the Insurer or the Issuer, shall be sufficient for every purpose hereunder if in writing and mailed first-class, postage prepaid or sent by facsimile to the Trustee addressed to:

                           1 Bank One Plaza, Suite IL1-0126
                           Chicago, IL  60670-0126
                           Attention:  Global Corporate Trust Services
                           Fax No.:  [(312) 407-4656]

Any notice to be given to the Trustee hereunder shall also be given to the Depository and shall not be deemed given to the Trustee until also given to the Depository;

                           (2) the Issuer by the Trustee, the Insurer or any Noteholder, shall be sufficient for every purpose hereunder if in writing and mailed first-class, postage prepaid or sent by facsimile to the Issuer addressed to:

                           Desert Ridge Resort LLC
                           CNL Center at City Commons
                           450 South Orange Avenue
                           Orlando, Florida 32801
                           Attention:  Chief Operating Officer
                           Fax No.:  (407) 650-1085

                  with a copy to:

                           Lowndes, Drosdick, Doster, Kantor & Reed
                           215 North Eola Drive
                           Orlando, Florida 32802
                           Attention:  Richard Fildes, Esq.
                           Fax No.:  (407) 843-4444

                  with a copy to:

                           Skadden, Arps, Slate, Meagher & Flom LLP
                           Four Times Square
                           New York, New York 10036
                           Attention:  Harvey R. Uris, Esq.
                           Fax No.:  (212) 735-2000

or at any other address previously furnished in writing to the Trustee by the Issuer. The Issuer shall promptly transmit any notice received by it from the Noteholders to the Trustee.

                           (3) the Insurer by the Issuer or the Trustee, shall be sufficient for every purpose hereunder if given in the manner required for notices pursuant to the terms of the Policy, including, without limitation, satisfying the requirements specified in the Policy for telephonic confirmation of deliveries by facsimile and delivery of original copies of required notices and documentation by internationally recognized overnight courier service or by personal delivery. The Insurer's address for notices, subject to any change of address pursuant to the terms of the Policy, shall be:

                           Financial Structures Limited
                           Chevron House, 11 Church Street
                           Hamilton, HMHX Bermuda
                           Attention: President
                           Fax No.: (441) 295-6448

                  with a copy to:

                           FSL Group, Inc.
                           10 Wright Street, Suite 120
                           Westport, CT 06880
                           Attention:  Martin J. Walker
                           Fax No.:  (203) 227-2555

                  with a copy to:

                           Kelley Drye & Warren LLP
                           101 Park Avenue
                           New York, NY  10178
                           Attention: John A. Garraty, Jr.
                           Fax No.: (212) 808-7897

with a copy to the Reinsurer. The Reinsurer's address for notices, subject to any change of address pursuant to the terms of the Reinsurance Agreement, shall be:

                           Royal Indemnity Company
                           9300 Arrowpoint Blvd.
                           Charlotte, NC  28273-8135
                           Attention: B.J. Rood, General Manager
                           Fax No.: (704) 543-3499

                           -and-

                           Royal Indemnity Company
                           9300 Arrowpoint Blvd.
                           Charlotte, NC  28273-8135
                           Attention:  Arthur W. Francis, Legal
                             and Regulatory Services
                           Fax No.:  (704) 522-2688

Any notice given to the Insurer shall be deemed to be given or delivered to the Insurer at the time and in the same manner in which any Notice of Claim is deemed to be "Received" (as defined in the Policy).

                           (4) the Rating Agencies by the Issuer or the Trustee, shall be sufficient for every purpose hereunder if in writing and mailed first-class, postage prepaid or sent by facsimile to the Rating Agencies addressed to:

                           Standard & Poor's Ratings Services
                           55 Water Street
                           New York, NY 10041
                           Attention: Structured Finance Surveillance Group Fax No.: (212) 438-7190

                           Moody's Investors Service, Inc.
                           99 Church Street
                           New York, NY 10004
                           Attention: Structured Finance Monitoring
                           Fax No.: (212) 553-4170

                           (5) the Guarantor by the Issuer, the Trustee or the Insurer, shall be sufficient for every purpose hereunder if in writing, and mailed first-class, postage prepaid or sent by facsimile to the Guarantor address to:

                           Marriott International, Inc.
                           One Marriott Drive
                           Washington, D.C. 20058
                           Attention:  Treasurer
                           Fax No.:  (301) 380-5067

                           Marriott International, Inc.
                           One Marriott Drive
                           Washington, D.C. 20058
                           Attention:  General Counsel
                           Fax No.:  (301) 380-6727

                  with a copy to:

                           Arent, Fox Kintner, Plotkin & Kahn
                           1050 Connecticut Ave., N.W.
                           Washington, D.C. 20036-5339
                           Attention:  Gerald L. Mitchell, Esq.
                           Fax No.:  (202) 857-6395

                  (2) The Issuer shall give the Insurer a copy of any notice given by the Issuer to any party hereunder.

                  (3) A copy of any notice given by or received by the Issuer or the Trustee shall be provided to the Insurer.

         SECTION 1.75 Notices to and from Noteholders; Waiver. (a) There may be, so long as a Global Note is held in its entirety on behalf of the Depository, the delivery of the relevant notice to the Depository for communication by them to the Beneficial Owners. Any such notice shall be deemed to have been given to the Beneficial Owners on the seventh (7th) calendar day after the date on which the said notice was given to the Depository.

         Notices to be given by any Noteholder shall be in writing and given by lodging the same with the Trustee. Such notice may be given by a Noteholder to the Trustee via the Depository in such manner as the Trustee and the Depository may approve for this purpose.

                  (1) Where this Indenture provides for notice in any manner, such notice may be waived in writing by any Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Noteholders shall be filed with the Trustee but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such a waiver.

                  (2) In case, by reason of the suspension of regular mail service as a result of a strike, work stoppage or similar activity, it shall be impractical to mail notice of any event to Noteholders when such notice is required to be given pursuant to any provision of this Indenture, then any manner of giving such notice as shall be satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice.

                  (3) Where this Indenture provides for notice to the Rating Agencies, failure to give such notice to the Rating Agencies shall not affect any other rights or obligations created hereunder, and shall not under any circumstance constitute a Default or an Event of Default.

                  (4) Notices to be given by any Noteholders shall be in writing and given by lodging the same with the Trustee. Such notice may be given by a Noteholder to the Trustee via the Depository in such manner as the Trustee and the Depository may approve for this purpose.

                  (5) At any time at which a Global Note is not held in its entirety on behalf of the Depository, notices to Noteholders shall be given by the Trustee to the Noteholders in writing at the address therefor set forth in the Note Register.

         SECTION 1.76 Payment and Notice Dates. All payments to be made and notices to be delivered pursuant to this Indenture shall be made by the responsible party as of the dates specified herein.

         SECTION 1.77 Alternative Payment and Notice Provisions. Notwithstanding any provision of this Indenture or any of the Notes to the contrary, the Issuer, subject to receipt of the prior consent of the Insurer, may enter into any agreement with any Noteholder providing for a method of payment, or notice by the Trustee or any Paying Agent, to such Holder that is different from the methods provided for in this Indenture for such payments or notices. The Issuer shall furnish to the Trustee a copy of each such agreement and the Trustee shall, if practicable, cause payments to be made and notices to be given in accordance with such agreements.

         SECTION 1.78 Effect of Headings and Table of Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

         SECTION 1.79 Successors and Assigns. All covenants and agreements in this Indenture and the Notes by the Issuer shall bind its successors and assigns, whether so expressed or not. All agreements of the Trustee in this Indenture shall bind its successors, co-trustees and agents.

         SECTION 1.80 Separability. In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         SECTION 1.81 Benefits of Indenture. Subject to Sections 9.1 and 9.2 and
Article XI, nothing in this Indenture or in the Notes, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder, and the Noteholders, any benefit or any legal or equitable right, remedy or claim under this Indenture.

         SECTION 1.82 Legal Holiday. In any case where the date on which any payment is due shall not be a Business Day, then (notwithstanding any other provision of the Notes or this Indenture) payment need not be made on such date, but may be made on the next succeeding Business Day with the same force and effect as if made on the date on which nominally due, and, except as otherwise expressly provided herein, interest shall continue to accrue for the period from and after any such nominal date.

         SECTION 1.83 Governing Law. THIS INDENTURE AND EACH NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

         SECTION 1.84 Counterparts. This Indenture may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

         SECTION 1.85 Recording of Indenture. If this Indenture is subject to recording in any appropriate public recording offices, such recording is to be effected by the Issuer and at its expense.

         SECTION 1.86 Corporate Obligation. No recourse may be taken, directly or indirectly (i) with respect to the obligations of the Trustee under this Indenture or any certificate or other writing delivered in connection herewith or therewith, against (A) the Trustee in its individual capacity, or (B) any partner, owner, beneficiary, agent, officer, director, employee or agent of the Trustee in its individual capacity, any holder of equity in the Trustee or in any successor or assign of the Trustee in its, his or her individual capacity, (it being understood that the Trustee has no such obligations in its individual capacity); (ii) with respect to the obligations of the Insurer or the Reinsurer under this Indenture, the Policy, the Reinsurance Agreement, the Assignment of Reinsurance or any certificate or other writing delivered in connection herewith or therewith, against any partner, owner, beneficiary, agent, officer, director, shareholder or employee of the Insurer or the Reinsurer or any Affiliate of either thereof, each in its, his or her individual capacity or any holder of equity in the Insurer or the Reinsurer or any Affiliate of either thereof, each in its, his or her individual capacity; and (iii) with respect to the obligations of the Issuer on the Notes or under the Indenture or any certificate or other writing delivered in connection herewith or therewith, against any partner, owner, beneficiary, agent, officer, director or employee of the Issuer or any Affiliate of the Issuer, each in its, his or her individual capacity, or any holder of equity in the Issuer or any Affiliate of the Issuer, each in its, his or her individual capacity, provided, however, nothing in this Section 12.16 shall limit the obligations and liabilities of the Guarantor under the Completion Guarantee or the Payment Guarantee.

         SECTION 1.87 Inspection. The Issuer agrees that, with reasonable prior notice, it will permit any representative of the Trustee and the Insurer during the Issuer's normal business hours, to examine all the books of account, records, reports and other papers of the Issuer, to make copies and extracts therefrom, to cause such books to be audited by independent certified public accountants, and to discuss the Issuer's affairs, finances and accounts with the Issuer's officers, employees and Independent certified public accountants, all at such reasonable times and as often as may be reasonably requested. Except with respect to any such information disclosed to or on behalf of the Noteholders, the Trustee and the Insurer shall and shall cause their respective representatives to hold in confidence all such information except to the extent disclosure may be required by law (and all reasonable applications for confidential treatment are unavailing).

         SECTION 1.88 Waiver of Immunities. To the extent that the Issuer has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service of notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, the Issuer hereby irrevocably waives such immunity in respect of its obligations under this Indenture and the Notes, to the extent permitted by law.

         SECTION 1.89 Satisfaction and Discharge. This Indenture, upon Issuer Request and receipt by the Trustee of an Opinion of Counsel, shall cease to be of further effect, and the Trustee, at the Issuer's expense, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture when all Notes (except those theretofore paid in full, which were lost, stolen or destroyed and replaced, or delivered to the Trustee for cancellation) and all amounts due to the Insurer (whether by virtue of the Insurer's rights of subrogation set forth in the last sentence of Section 11.1 or otherwise) have been indefeasibly paid in full (including all amounts of principal, interest and Additional Amounts, if any) or funds in an amount sufficient to make payment in full have been irrevocably deposited with the Trustee, in trust, for the purpose of making such payments, and all other amounts due and payable under this Indenture to the Trustee and the Insurer, including the fees and expenses of the Trustee in all of its capacities, have been paid in full. Notwithstanding the foregoing, the provisions of Sections 5.7, 11.3 and 12.16 shall survive such satisfaction and discharge. Any moneys deposited with the Trustee pursuant to this Section 12.19 shall be held by the Trustee in trust and applied to the payment to the Persons entitled thereto, all in accordance with the terms of the Notes and this Indenture, including Section 7.1(b). Upon the satisfaction and discharge of this Indenture as provided in this Section 12.19, the Collateral shall be released.


                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

                  IN WITNESS WHEREOF, the Issuer, the Trustee and the Insurer have caused this Indenture to be duly executed by their respective officers, thereunto duly authorized and duly attested, all as of the day and year first above written.

             DESERT RIDGE RESORT, LLC,
             as Issuer

             By:     Desert Ridge Resort Partners, LLC,
                     a Delaware limited liability company,
                     its sole member

             By:     CNL DRR Investor LP,
                     a Delaware limited partnership,
                     its managing member

                     By:      CNL Phoenix GP Corp., general partner


                              By:      /s/ C. Brian Strickland
                                       -----------------------
                              Name:    C. Brian Strickland
                              Title:   Senior Vice President of Finance
                                       and Administration



                              BANK ONE, NATIONAL ASSOCIATION,
                              not in its individual capacity but solely as the Trustee under this Indenture



                              By:      /s/ Chris Holly
                                       ------------------------
                              Name:    Chris Holly
                              Title:   Assistant Vice President



                               FINANCIAL STRUCTURES LIMITED,
                                        as Insurer


                               By:      /s/ David Ezekiel
                                        -----------------
                               Name:    David Ezekiel
                               Title:   Authorized Representative
                                        FSL-00-239