Form 10-K/A
period 2000-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2001-04-17
CIK 1017022

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. As of February 22, 2001, 52,984,310 shares were beneficially owned by non-affiliates. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of Shares of common stock outstanding as of February 22, 2001, was 53,913,501.

         The Form 10-K of CNL Hospitality Properties, Inc. (the "Company") for the year ended December 31, 2000 is being amended to include, in Item 5, additional information regarding the value and liquidity of the Company's common stock. The Form 10-K of the Company is being further amended to include, in Item 14(d), summarized financial information of Marriott International, Inc. ("Marriott"). Marriott is a guarantor of lease payments for several of the Company's tenants which lease hotel Properties with aggregate carrying values that represent more than 20 percent of the Company's total assets for the year ended December 31, 2000. This summarized information was not available to the Company at the time the Company filed its Form 10-K405 for the year ended December 31, 2000.

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

         As of December 31, 2000, the offering price per share of common stock was $10. Based on the continued sale of Shares through February 22, 2001, for $10 per Share, the Company estimates that the value of its Shares is $10. The Company's Shares are not publicly traded. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value of the shares may not be realized when an investor seeks to liquidate his or her common stock.

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

2000 Quarter                                  First        Second         Third        Fourth         Year
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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(d)      Other Financial Information.

         The following summarized financial information is filed as part of this report as a result of Marriott guaranteeing lease payments for several tenants relating to leased Properties whose aggregate carrying values represented more than 20 percent of the Company's total assets for the year ended December 31, 2000. The summarized financial information presented for Marriott as of December 31, 2000 and 1999, and for each of the years ended December 31, 2000, 1999 and 1998, was obtained from the Form 10-K filed by Marriott with the Securities and Exchange Commission for the year ended December 31, 2000.


                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)

      Consolidated Balance Sheets Data:
                                                                              December 31,
                                                                         2000             1999
                                                                     -------------    -------------
      Current Assets                                                      $ 1,415          $ 1,600
      Noncurrent Assets                                                     6,822            5,724
      Current Liabilities                                                   1,917            1,743
      Noncurrent Liabilities                                                3,053            2,673
      Stockholders' Equity                                                  3,267            2,908



      Consolidated Statements of Income Data:
                                                                          Year Ended December 31,
                                                                  2000            1999            1998
                                                              -------------   -------------    ------------

      Gross revenues                                             $ 10,072         $ 8,771         $ 8,004

      Costs and expenses (including income tax expense)             9,593           8,371           7,614
                                                              -------------   -------------    ------------

      Net income                                                   $  479          $  400          $  390
                                                              =============   =============    ============

      Basic earnings per share                                    $  1.99         $  1.62         $  1.56
                                                              =============   =============    ============

      Diluted earnings per share                                  $  1.89         $  1.51         $  1.46
                                                              =============   =============    ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April 2001.

                                    CNL HOSPITALITY PROPERTIES, INC.

                                    By:      ROBERT A. BOURNE
                                             President

                                             /s/ Robert A. Bourne
                                             ROBERT A. BOURNE