Form 10-Q
period 2001-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2001-05-15
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended March 31, 2001
                                                 ---------------


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period
                              from ---- to ----

                             Commission file number
                                     0-24097
                                     -------

                        CNL Hospitality Properties, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                         59-3396369
      -----------------------------------    -----------------------------
          (State of other jurisdiction           (I.R.S. Employer
       of incorporation or organization)        Identification No.)

            450 South Orange Avenue
                Orlando, Florida                       32801
      -----------------------------------    -----------------------------
             (Address of principal
               executive offices)                    (Zip Code)

        Registrant's telephone number(including area code) (407) 650-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

59,697,227 shares of common stock, $.01 par value, outstanding as of May 4, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                                                        Page


   Part I.      Item 1. Financial Information:

                    Condensed Consolidated Balance Sheets                                              2

                    Condensed Consolidated Statements of Earnings                                      3

                    Condensed Consolidated Statements of Stockholders' Equity                          4

                    Condensed Consolidated Statements of Cash Flows                                    5

                    Notes to Condensed Consolidated Financial Statements                               6

                Item 2. Management's Discussion and Analysis of Results                               12
                               of Operations and Financial Condition

                Item 3. Quantitative and Qualitative Disclosures about Market                         17
                                 Risk

   Part II.     Other Information and Signatures                                                      19



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               March 31, 2001    December 31, 2000
                                                                             -----------------   -----------------
                                ASSETS
Land, buildings and equipment on operating leases, less accumulated
   depreciation of $14,354,628 and $9,433,790, respectively                $     631,889,649    $     580,664,342
Investment in unconsolidated subsidiary                                            9,962,283           10,174,209
Cash and cash equivalents                                                         66,943,342           50,197,854
Restricted cash                                                                    4,069,447            3,263,712
Receivables                                                                          706,788            1,009,421
Prepaid expenses                                                                     388,377               28,170
Distribution receivable                                                              265,164                   --
Loan costs, less accumulated amortization of $266,192 and
   $152,621, respectively                                                          2,727,645            2,841,216
Accrued rental income                                                                632,481              597,234
Other assets                                                                       5,489,885            5,185,900
                                                                             -----------------    -----------------

                                                                           $     723,075,061    $     653,962,058
                                                                             =================    =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                                     $     169,946,655    $     170,055,326
Other notes payable                                                               23,160,433           19,581,950
Accounts payable and accrued expenses                                              3,538,259            2,126,365
Distributions payable                                                                743,540            1,089,394
Due to related parties                                                             1,004,374            1,359,417
Security deposits                                                                 17,808,576           15,418,626
Rents paid in advance                                                              3,171,074            2,271,836
                                                                             -----------------    -----------------
       Total liabilities                                                         219,372,911          211,902,914
                                                                             -----------------    -----------------

Commitments and contingencies                                                             --                   --

Minority interest                                                                 22,606,038           22,770,146
                                                                             -----------------    -----------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                           --                   --
    Excess shares, $.01 par value per shares
       Authorized and unissued 63,000,000 shares                                          --                   --
    Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 56,866,575 and 49,284,203 shares,
       respectively; outstanding 56,515,028 and
       49,002,042 shares, respectively                                               565,150              490,020
    Capital in excess of par value                                               498,437,358          432,403,246
    Accumulated distributions in excess of net earnings                          (15,121,335)         (10,877,836)
    Minority interest distributions in excess of contributions and
       accumulated earnings                                                       (2,785,061)          (2,726,432)
                                                                             -----------------    -----------------
          Total stockholders' equity                                             481,096,112          419,288,998
                                                                             -----------------    -----------------
                                                                           $     723,075,061    $     653,962,058
                                                                             =================    =================

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                                          Quarter Ended March 31,
                                                                        2001                   2000
                                                                   ----------------       ----------------
      Revenues:
          Rental income from operating leases                   $      14,614,217      $       2,725,894
          FF&E reserve income                                           1,224,589                159,237
          Dividend income                                                      --                926,817
          Interest and other income                                       874,393              1,769,209
                                                                  -----------------      -----------------
                                                                       16,713,199              5,581,157
                                                                  -----------------      -----------------
      Expenses:
          Interest and loan cost amortization                           3,599,652                  8,110
          General operating and administrative                            958,709                295,070
          Professional services                                            37,318                 45,337
          Asset management fees to related parties                        740,923                126,422
          Taxes                                                           468,558                     --
          Depreciation and amortization                                 4,920,838                916,641
                                                                  -----------------      -----------------
                                                                       10,725,998              1,391,580
                                                                  -----------------      -----------------
          Earnings Before Equity in Income (Loss) of
             Unconsolidated Subsidiary                                  5,987,201              4,189,577

      Equity in Income (Loss) of Unconsolidated Subsidiary                 52,938               (119,803)

      Minority Interest                                                  (510,917)              (124,690)
                                                                  -----------------      -----------------

      Net Earnings                                              $       5,529,222      $       3,945,084
                                                                  =================      =================

      Earnings Per Share of Common Stock:
          Basic                                                 $            0.11      $            0.13
                                                                  =================      =================
          Diluted                                               $            0.11      $            0.12
                                                                  =================      =================

      Weighted Average Number of Shares of
          Common Stock Outstanding:
             Basic                                                     52,219,376             31,200,726
                                                                  =================      =================
             Diluted                                                   56,013,923             38,622,874
                                                                  =================      =================



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended March 31, 2001 and Year Ended December 31, 2000

                                                                                                  Minority
                                                                                                  interest
                                                                              Accumulated      distributions
                                                                             distributions      in excess of
                                      Common stock            Capital in       in excess       contributions
                                  Number of       Par         excess of         of net        and accumulated
                                    Shares        value       par value        earnings           earnings              Total
                                 ------------ ------------   -------------   -------------   ------------------    --------------
Balance at December 31, 1999      28,902,914    $ 289,029    $ 256,231,833   $ (3,466,023)   $              --       $253,054,839

Subscriptions received for
    common stock through
    public offerings
    and distribution              20,368,404      203,684      203,480,360             --                   --        203,684,044
    reinvestment plan

Retirement of common stock          (269,276)      (2,693)      (2,500,791)            --                   --         (2,503,484)

Stock issuance costs                      --           --      (24,808,156)            --                   --        (24,808,156)

Net earnings                              --           --               --     20,670,462                   --         20,670,462

Minority interest
    distributions in excess of
    contributions and                     --           --               --             --           (2,726,432)        (2,726,432)
    accumulated earnings

Distributions declared and paid
    ($.74 per share)                      --           --               --    (28,082,275)                  --        (28,082,275)
                                  ----------- ------------   --------------  -------------   ------------------    --------------
Balance at December 31, 2000      49,002,042      490,020      432,403,246    (10,877,836)          (2,726,432)       419,288,998


Subscriptions received for
    common stock through
    public offerings and
    distribution reinvestment
    plan                           7,582,372       75,824       75,747,890             --                   --         75,823,714


Retirement of common stock           (69,386)        (694)        (637,657)            --                   --           (638,351)

Stock issuance costs                      --           --       (9,076,121)            --                   --         (9,076,121)

Net earnings                              --           --               --      5,529,222                   --          5,529,222

Minority interest
    distributions in
    excess of contributions and
    accumulated earnings                  --           --               --             --              (58,629)           (58,629)

Distributions declared and paid
   ($.19 per share)                       --           --               --     (9,772,721)                  --         (9,772,721)
                                 ------------ ------------   --------------  -------------   ------------------    --------------
Balance at March 31, 2001         56,515,028     $565,150    $ 498,437,358   $(15,121,335)   $      (2,785,061)    $  481,096,112
                                 ============ ============   ==============  =============   ==================    ==============

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Quarter Ended March 31,
                                                                            2001          2000
                                                                  ----------------  ----------------
          Net cash provided by operating activities                $  13,310,566    $    5,827,348

          Cash flows from investing activities:
             Additions to land, buildings and
                equipment on operating leases                        (54,182,183)         (125,645)
             Increase in restricted cash                                (805,735)         (133,908)
             Increase in other assets                                   (303,985)       (2,823,904)
                                                                  ----------------  ----------------

                  Net cash used in investing activities              (55,291,903)       (3,083,457)
                                                                  ----------------  ----------------

          Cash flows from financing activities:
             Principal payment of mortgage loans                        (108,671)               --
             Proceeds from mortgages loans and other
                notes payable                                          3,578,483        10,000,000
             Subscriptions received from
                stockholders                                          75,823,714        49,575,764
             Distributions to stockholders                            (9,772,721)       (5,522,124)
             Distributions to minority interest                       (1,079,508)      (10,000,000)
             Retirement of common stock                                 (638,351)         (134,363)
             Payment of stock issuance costs                          (9,076,121)       (6,492,452)
                                                                  ----------------  -----------------

                Net cash provided by financing activities             58,726,825        37,426,825
                                                                  ----------------  -----------------

          Net increase in cash and cash equivalents                   16,745,488        40,170,716

          Cash and cash equivalents at beginning of
             quarter                                                  50,197,854       101,972,441
                                                                  ----------------  -----------------

          Cash and cash equivalents at end of quarter             $   66,943,342    $  142,143,157
                                                                  ================  =================

          Supplemental schedule of non-cash financing activities:

             Distributions declared but not paid to
                minority interest                                 $      733,654    $      174,178
                                                                  ================  =================

          Supplemental schedule of non-cash investing activities:

             Amounts incurred but not paid for
                construction in progress                          $    2,796,513    $           --
                                                                  ================  =================




     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000

1.   Organization
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the state of Maryland. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors", a 71 percent owned subsidiary), CNL DRR Investor, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C., an 89 percent owned limited liability company), CNL LLB LP Holding, Ltd. and each of their subsidiaries. The Company is currently advised by CNL Hospitality Corp. (the "Advisor").

2.   Summary of Significant Accounting Policies
     ------------------------------------------
     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and its wholly owned subsidiaries, CNL Hospitality GP Corp. and CNL Hospitality LP Corp., as well as the accounts of CNL Hospitality Partners, LP, Hotel Investors, CNL DRR Investor, LP, CNL Philadelphia Annex, LLC, CNL LLB Holding, Ltd. and each of their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     REIT Modernization Act - In November 1999, Congress passed the Work Incentives Act of 1999, also known as the REIT Modernization Act ("RMA"), which allows a REIT to own up to 100 percent of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal income tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA were effective January 1, 2001. The Company, consistent with the requirements/provisions of the RMA, formed two subsidiaries, which made elections to be treated as TRS's (one directly owned and one indirectly owned through a joint venture).

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000

3.   Investment in Unconsolidated Subsidiary:
     ----------------------------------------

     In December 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC (the "Desert Ridge Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company (the "Resort Owner") that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. As of March 31, 2001, the Company had made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. This investment was accounted for using the equity method of accounting.

     The following presents unaudited condensed financial information for the Desert Ridge Joint Venture as of and for the quarter and year ended:

                                                           March 31, 2001       December 31, 2000
                                                          ----------------      -----------------
         Land, buildings and equipment                    $     66,381,753      $      43,803,084
         Other assets                                            8,085,109             15,350,499
         Cash and cash equivalents                               2,500,420              2,047,614
         Restricted cash                                       128,850,764            143,510,658
         Mortgages payable and accrued interest                179,000,000            179,000,000
         Other note payable                                      2,723,081                     --
         Accounts payable and accrued expenses                   4,672,819                     --
         Due to related parties                                  1,612,717              9,800,036
         Distribution payable                                      602,646                     --
         Partners' equity                                       17,206,783             15,911,819
         Net sales                                               1,201,394                     --
         Net income                                                120,313                     --

4.   Redemption of Shares:
     ---------- ----------
     The Company has a redemption plan such that prior to listing on a national securities exchange or over-the-counter market, if any, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. During the quarters ended March 31, 2001 and 2000, 69,386 and 14,605 shares, respectively, were redeemed at $638,351 and $134,363, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share at the discretion of the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


5.   Indebtedness:
     -------------

     At March 31, 2001 and December 31, 2000, indebtedness consisted of the following:

                                                                   March 31, 2001      December 31, 2000
                                                                  -----------------    ------------------
    Mortgages payable and accrued interest                        $    169,946,655     $     170,055,326
    Construction loan facility                                          13,475,824             9,897,341
    Tax incremental financing note                                       9,684,609             9,684,609
                                                                  -----------------    ------------------
                                                                   $    193,107,088     $     189,637,276
                                                                  =================    ==================

     As of March 31, 2001 and December 31, 2000, the Company had no amounts outstanding under its line of credit.

6.   Distributions:
     -------------

     For the quarter ended March 31, 2001, approximately 56 percent of the distributions paid to stockholders were considered ordinary income and approximately 44 percent were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarter ended March 31, 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001.

7.   Related Party Transactions:
     --------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer, CNL
     Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings of common stock, and the acquisition, management and sale of the assets of the Company.

     Amounts incurred relating to these transactions with affiliates were as follows for the quarters ended March 31:

                                                                              2001               2000
                                                                       ----------------    -----------------

    CNL Securities Corp.
    Selling commissions                                                $     5,055,374     $      3,718,126
    Marketing and due diligence expense                                        299,646              247,875
                                                                       ----------------    -----------------
                                                                       $     5,355,020     $      3,966,001

    Advisor and its affiliates
    Acquisition fees                                                   $     3,237,182     $      3,284,373
    Development fees                                                           395,823                   --
    Asset management fees                                                      740,923              126,422
                                                                       ----------------    -----------------
                                                                       $     4,373,928     $      3,410,795
                                                                       ----------------    -----------------

                                                                       $     9,728,948     $      7,376,796
                                                                       ================    =================


     Of these amounts, $1,004,374 is included in due to related parties in the accompanying condensed consolidated balance sheet as of March 31, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000

7.   Related Party Transactions Continued:
     -------------------------------------

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

                                                                              2001               2000
                                                                         --------------     -------------

           Stock issuance costs                                          $   1,439,509      $  1,167,684
           General operating and administrative expenses                       312,833           104,024
           Land, buildings and equipment on operating leases and
               other assets                                                     11,889               735
                                                                         --------------     -------------
                                                                         $   1,764,231      $  1,272,443
                                                                         ==============     =============

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $5,770,867 and $17,568,909 at March 31, 2001 and December 31, 2000,
     respectively.

8.   Concentration of Credit Risk:
     ----------------------------

     Crestline Capital Corporation, City Center Annex Tenant Corporation and WI Leasing, LLC each contributed more than 10 percent of the Company's total rental income for the quarter ended March 31, 2001. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains.

     Although the Company intends to acquire properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such as default is reduced due to the initial and continuing due diligence procedures performed by the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000

9.   Earnings Per Share:
     -------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters ended March 31, 2001 and 2000, approximately 3.8 and 7.4 million shares, respectively, related to the conversion of Hotel Investors' Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation.

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters ended March 31:

                                                                          2001                2000
                                                                     --------------      --------------
         Basic Earnings Per Share:
            Net earnings                                           $     5,529,222      $    3,945,084
                                                                     ==============      ==============

            Weighted average number of shares outstanding               52,219,376          31,200,726
                                                                     ==============      ==============

            Basic earnings per share                               $          0.11      $         0.13
                                                                     ==============      ==============

         Diluted Earnings Per Share:
            Net earnings                                           $     5,529,222      $    3,945,084

            Additional income attributable to investment in
               unconsolidated subsidiary assuming all
               Preferred Shares were converted                             515,503             857,241
                                                                     --------------      --------------

                  Adjusted net earnings assuming dilution          $     6,044,725      $    4,802,325
                                                                     ==============      ==============

             Weighted average number of shares outstanding              52,219,376          31,200,726

              Assumed conversion of Preferred Stock                      3,794,547           7,422,148
                                                                     --------------      --------------

                  Adjusted weighted average number of
                      shares outstanding                                56,013,923          38,622,874
                                                                     ==============      ==============

              Diluted earnings per share                           $          0.11      $         0.12
                                                                     ==============      ==============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000

10.  Commitments and Contingencies:
     -----------------------------

     At March 31, 2001, the Company had a commitment to acquire land for hotel development for an anticipated purchase price of approximately $2.7 million. This Property was subsequently purchased on April 6, 2001. The anticipated construction costs related to this project are approximately $14.3 million. In addition, as of March 31, 2001, the Company had a commitment to fund the remaining estimated construction costs of approximately $39 million, in connection with two other Properties under construction.

11.  Subsequent Events:
     -----------------

     During the period April 1, 2001 through May 4, 2001, the Company received subscription proceeds of $28,527,983 for an additional 2,852,798 shares of common stock.

     On April 1, 2001 and May 1, 2001, the Company declared distributions to stockholders of record on April 1, 2001 and May 1, 2001, totaling $3,597,701 and $3,744,013, respectively, or $0.06354 per Share, payable in June 2001.

     On April 27, 2001, the Company executed a commitment letter to finance the development of a hotel Property with development costs estimated at $17 million. Construction is expected to begin in July 2001 with anticipated opening in May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its Properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction
                                  ------------

     CNL Hospitality Properties, Inc. was organized pursuant to the laws of the state of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner of Hospitality Partners. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly-owned subsidiaries have been formed for purposes of acquiring or developing hotel properties ("Properties"). The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investor, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.), CNL LLB LP Holding, Ltd., and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing and furniture, fixture and equipment financing to operators of hotel chains. Secured equipment leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of secured equipment leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock.

                              Results of Operations
                              ---------------------

     Comparison of quarter ended March 31, 2001 to quarter ended March 31, 2000

     As of March 31, 2001, the Company directly owned 32 Properties, consisting of land, buildings and equipment, including two Properties on which hotel Properties are being constructed, and one property through a joint venture on which a resort is being constructed ("Desert Ridge Joint Venture"), and had entered into long-term, "triple-net" lease agreements relating to these Properties. The Property leases provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. No such contingent rent has been earned as of March 31, 2001. The Company's leases also require the establishment of cash separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital expenditures ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties are owned by the Company and have been reported as additional rent ("FF&E Reserve Revenue") for the quarters ended March 31, 2001 and 2000. The funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals and additions to furniture, fixtures and equipment of the Property and routine capital expenditures relating to the Property. The cash in the FF&E Account, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company.

     During the quarters ended March 31, 2001 and 2000, the Company earned rental income from operating leases and FF&E Reserve Revenue of $15,838,806 and $2,885,131, respectively. The increase in rental income and FF&E Reserve Revenue is due to the Company owning 32 Properties during the quarter ended March 31, 2001, as compared to 11 Properties during the quarter ended March 31, 2000 and due to the consolidation of Hotel Investors as of October 1, 2000. Because additional Property acquisitions are expected to occur, revenues for the quarter ended March 31, 2001, represent only a portion of revenues which the Company is expected to earn in future periods.

     During the quarters ended March 31, 2001 and 2000, the Company earned $874,393 and $1,769,209, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The decrease in interest income was primarily attributable to a decrease in the dollar amount invested in short-term, liquid investments and the period of time the funds were invested as compared to 2000. As net offering proceeds from the Company's offering are invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease.

     In connection with the Company's investment in Hotel Investors, the Company recorded $926,817 in dividend income and $119,803 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $807,014, for the quarter ended March 31, 2000. In December 2000, the Company purchased a majority ownership interest in Hotel Investors, which resulted in the consolidation of Hotel Investors. As such, no dividend income was recognized for the quarter ending March 31, 2001. The equity in income of unconsolidated subsidiaries for the quarter ended March 31, 2001 related to the Company's investment in the Desert Ridge Joint Venture.

     Operating expenses, excluding depreciation and amortization expense and interest expense, were $2,205,508 and $466,829 for the quarters ended March 31, 2001 and 2000, respectively (13 percent and 8 percent, respectively, of total revenues). The increase in operating expenses during the quarter ended March 31, 2001, as compared to 2000, was as a result of the Company owning 11 Properties during 2000 compared to 32 Properties in 2001 and the consolidation of Hotel Investors as of October 1, 2000. Additionally, interest expense increased from $8,110 for the quarter ended March 31, 2000 to $3,599,652 for the quarter ended March 31, 2001. The increase in interest expense was a result of indebtedness increasing from $10,000,000 at March 31, 2000 to approximately $193,000,000 at March 31, 2001. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

     Pursuant to an advisory agreement, CNL Hospitality Corp., the advisor to the Company ("the Advisor"), is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the quarters ended March 31, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

     Crestline Capital Corporation, City Center Annex Tenant Corporation, and WI Leasing, LLC each contributed more than 10 percent of the Company's total rental income. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the result of operations of the Company. However, management believes that the risk of such as default is reduced due to initial and continuing due diligence performed by the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2001 and subsequent years.

     Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. This information is presented to help shareholders to better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered an alternative to net earnings, cash flow generated from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:


                                                                      Quarter
                                                                  Ended March 31,
                                                            2001                    2000
                                                      ---------------          --------------
Net earnings                                          $   5,529,222           $   3,945,084
    Adjustments:
       Effect of unconsolidated subsidiary                   11,450                 595,185
       Amortization                                          64,060                  43,422
       Depreciation of real estate assets                 4,856,778                 873,219
                                                      ---------------         ---------------
FFO                                                   $  10,461,510           $   5,456,910
                                                      ===============         ===============

Weighted average shares:
          Basic                                          52,219,376              31,200,726
                                                      ===============         ===============
          Diluted                                        56,013,923              38,622,874
                                                      ===============         ===============



                         Liquidity and Capital Resources
                         -------------------------------

Common Stock Offerings

     The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisor On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Initial Offering"). Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). Upon completion of the 1999 Offering, on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 shares) from its 1999 Offering, including $965,194 (96,520 shares) issued pursuant to the reinvestment plan. Following the completion of the 1999 Offering on September 14, 2000, the Company commenced a third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the
Initial Offering and 1999 Offering. As of March 31, 2001, the Company had received subscription proceeds of $143,372,665 (14,337,267 shares) from its 2000 Offering, including $1,080,936 (108,094 shares) issued pursuant to the reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     As of March  31,  2001,  net  proceeds  to the  Company  from  its  Initial
Offering, 1999 Offering and 2000 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $697,149,000. The Company has used approximately $391,229,000 of net offering proceeds and $185,705,000 of loan proceeds to invest in 32 hotel Properties, including two on which hotel Properties are being constructed, approximately $8,800,000 to invest in a joint venture, approximately $26,318,000 to acquire an additional 22 percent ownership in Hotel Investors, approximately $3,260,000 to redeem 351,547 shares of common stock for and approximately $30,887,000 to pay acquisition fees and expenses, leaving approximately $50,950,000 available for investment in Properties and mortgage loans.

     During the period April 1, 2001 through May 4, 2001,  the Company  received
additional  net  offering   proceeds  of   approximately   $28,528,000  and  had
approximately $79,478,000 available for investment in Properties and mortgage loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in mortgage loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in mortgage loans and secured equipment leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $30,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, available cash flows from operations or permanent financing. Advances on the Line of Credit are subject to absolute discretion of the lender. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company elected to redeem shares, subject to certain conditions and limitations. During the quarters ended March 31, 2001 and 2000, 69,386 shares and 14,605 shares, respectively, were redeemed at $638,351 and $134,363, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share at the discretion of the Company.

Commitments

     The Company had a commitment to acquire land for future hotel development for an anticipated purchase price of approximately $2.7 million, which was subsequently acquired on April 6, 2001. The anticipated construction costs related to this project is approximately $14.3 million. In addition, as of March 31, 2000, the Company had a commitment to fund the remaining estimated construction costs of approximately $39 million, in connection with two properties under construction.

Cash and Cash Equivalents / Cash Flows

     Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At March 31, 2001, the Company had $66,943,342 invested in such short-term investments as compared to $50,197,854 at December 31, 2000. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock in the 2000 Offering. These funds will be used to purchase additional Properties, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

     During the quarters ended March 31, 2001 and 2000, the Company generated cash from operations of $13,310,566 and $5,827,348, respectively. Cash used in investing activities was $55,291,903 and $3,083,457 for the quarters ended March 31, 2001 and 2000, respectively. Cash used in investing activities for the first quarter includes additions to land, buildings and equipment of $54,182,183 and $125,645 for 2001 and 2000, respectively. The majority of these additions related to the acquisition of the following Properties, which are operated by tenants as the noted brand affiliation:


                 Brand Affiliation                Property Location         Purchase Date         Purchase Price
      ---------------------------------------- ------------------------ ---------------------- ---------------------
             Courtyard(R)by Marriott(R)           Overland Park, KS       February 2, 2001          $15,790,000
         SpringHill Suites(R)by Marriott(R)          Raleigh, NC          February 2, 2001            8,822,000
         SpringHill Suites(R)by Marriott(R)        Centerville, VA         March 23, 2001            11,414,000
         SpringHill Suites(R)by Marriott(R)         Charlotte, NC          March 23, 2001            11,773,000


     Cash provided by financing activities was $58,726,825 and $37,426,825 for the quarters ended March 31, 2001 and 2000, respectively. Cash provided by financing activities for the quarters ended March 31, 2001 and 2000 includes the receipt of $75,823,714 and $49,575,764 in subscriptions from stockholders. In addition, cash provided by financing activities for the quarters ended March 31, 2001 and 2000 includes payments of distributions of $9,772,721 and $5,522,124, respectively (or $.19 and $0.18 per share, respectively).

Liquidity Requirements

     The Company expects to meet its short-term liquidity requirements, other than for offering expenses, for the acquisition and development of Properties and investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its line of credit. Advances on the Line of Credit are subject to absolute discretion of the lender. No such borrowings had occurred through March 31, 2001.

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

     Due to the fact that the Company leases its Properties on a "triple-net" basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property insurance coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

Related Party Transactions

     During the quarters ended March 31, 2001 and 2000, affiliates of the Company incurred on behalf of the Company $1,287,509 and $933,778, respectively, for certain offering expenses, $109,819 and $81,955, respectively, for certain acquisition expenses, and $129,009 and $131,673, respectively, for certain operating expenses. As of March 31, 2001, the Company owed the Advisor and other related parties $1,004,374, for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

Other

     As of March 31, 2001 and 2000, the tenants of the Properties had established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment and routine capital expenditures relating to the hotel Properties ("the FF&E Reserve"). FF&E Reserve funds are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals, and additions to the furniture, fixtures, and equipment of the Property and routine capital expenditures related to the Property. Cash in the reserve accounts, any interest earned thereon, and any property purchased therewith remain, during and after the term of the lease, the property of the Company. For the quarters ended March 31, 2001 and 2000, revenues relating to the FF&E Reserve of the Properties owned by the Company totaled $1,224,589 and $159,237, respectively, and $4,069,447 of FF&E Reserve funds were classified as restricted cash as of March 31, 2001.

     The Company declared and paid distributions to its stockholders of $9,772,721 and $5,522,124 during the quarters ended March 31, 2001 and 2000, respectively. In addition, on April 1, 2001 and May 1, 2001, the Company declared distributions to stockholders of record on April 1, 2001 and May 1, 2001, totaling $3,597,701 and $3,744,013, respectively, or $0.6354 per share, payable in June 2001.

     For the quarters ended March 31, 2001 and 2000, approximately 56 percent and 48 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 44 percent and 52 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2001 and 2000, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to risks associated with market changes in interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's strategy to manage exposure to changes in interest rates has remained unchanged since December 31, 2000. Other than as described below, the Company does not foresee any significant changes in its exposure to fluctuations in interest rates or in how its manages this exposure in the near future. At March 31, 2001, the Company's fixed and variable rate debt instruments were as follows:


       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance              Maturity            Per Year          Variable Rate        Payments Due
     -------------------------- ---------------------- ----------------- ----------------------- ----------------
           $ 50,000,000             December 2007           8.335%                 -                 Monthly
             87,215,000               July 2009             7.67%*                 -                 Monthly
             32,732,000             December 2007           8.29%                  -                 Monthly
              9,685,000            September 2017          12.85%**                -                 Monthly
             13,475,000             November 2003             -             LIBOR + 275 bps          Monthly

     *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
     **Implicit interest on the TIF Note is 12.85 percent.


     Because the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rates on mortgages and other notes payable was 8.16 percent as of March 31, 2001.

     The Company's line of credit and construction loan facility bear interest at floating rates and both mature in 2003. As of March 31, 2001, there were no amounts outstanding under the line of credit. Approximately $13,475,000 was outstanding and approximately $41,525,000 was available for drawing under the construction loan facility as of March 31, 2001. Currently, the construction loan facility is being used to finance the construction of two hotel Properties. The estimated remaining cost to complete these Properties was $39,228,000 as of March 31, 2001. The Company's line of credit is available to finance commitments and for general business purposes. The Company's exposure to fluctuations in interest rates may increase in the future if the Company incurs debt to fund future acquisitions or otherwise.

     In the event of a change in interest rates, the fair value of these amounts could be affected. The following table presents the expected cash flows of principal for mortgages and other notes payable for the remainder of 2001, each of the next four years, and thereafter:


                                           Mortgages and
                                            Other Notes
                                              Payable
                                         ------------------
                   2001                      $  2,183,744
                   2002                         2,194,877
                   2003                        15,822,329
                   2004                         2,510,389
                   2005                         2,687,520
                   Thereafter                 167,708,229
                                         ------------------
                                             $193,107,088
                                         ==================

                                     PART II


Item 1.    Legal Proceedings.  Inapplicable.

Item 2.    Changes in Securities and Use of Proceeds.   Inapplicable.

Item 3.    Defaults upon Senior Securities.  Inapplicable.

Item 4.    Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.    Other Information.  Inapplicable.

Item 6.    Exhibits and Reports on Form 8-K.


           The following documents are filed as part of this report.

           (a) 3.1 CNL - American Realty Fund, Inc. amended and restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

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

               10.1 Advisory Agreement dated as of June 17, 2000, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp.
               (Previously   filed  as  Exhibit  10.2  to  the  1999  Form  S-11
               Registration No. 333-89691) (the "1999 Form S-11") and incorporated herein by reference.)

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

               10.6 Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as
               Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference.)

               10.7 Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park) (Previously filed as
               Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference.)

               10.8 Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference.)

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

               10.15 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends
               Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit
               10.15 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

               10.16 First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit
               10.16 to the Form 10-Q filed on November 10, 1999 and incorporated herein by reference.)

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

               10.42 Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan (Previously filed as Exhibit 10.49 to the 1999 Form S-11 incorporated herein by reference.)

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

               10.47 Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Previously filed as Exhibit 10.54 to the 1999 Form S-11 and incorporated herein by reference.)

               10.48 Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Previously filed as Exhibit 10.55 to the 1999 Form S-11 and incorporated herein by reference.)

               10.49 Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to the 1999 Form S-11 and incorporated herein by reference.)

           (b) The   Company   filed   two  reports  on Form 8-K  reporting  the
               acquisition of an interest in Desert Ridge Resort Partners, LLC on January 5, 2001 and the acquisition of two hotel properties on February 16, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                DATED this 15th day of May, 2001.

                  CNL HOSPITALITY PROPERTIES, INC.

                  By:      /s/ James M. Seneff, Jr.
                           --------------------------
                           JAMES M. SENEFF, JR.
                           Chairman of the Board and
                           Chief Executive Officer
                           (Principal Executive Officer)


                  By:      /s/ C. Brian Strickland
                           --------------------------
                           C. BRIAN STRICKLAND
                           Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)