Form 10-Q
period 2001-06-30
CNL HOSPITALITY PROPERTIES INC
filed 2001-08-14
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended June 30, 2001
                                                  -------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                             Commission file number
                                     0-24097
                             ----------------------

                        CNL Hospitality Properties, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Maryland                    59-3396369
             -----------------------       -----------------------
          (State of other jurisdiction        (I.R.S. Employer
                of incorporation or          Identification No.)
                    organization)

             450 South Orange Avenue
                Orlando, Florida                     32801
             -----------------------       -----------------------
              (Address of principal               (Zip Code)
               executive offices)

             Registrant's telephone number
             (including area code)              (407) 650-1000
                                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

67,888,080 shares of common stock, $.01 par value, outstanding as of August 6, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                              Page

   Part I.    Item 1. Financial Information:

                 Condensed Consolidated Balance Sheets          2

                 Condensed Consolidated Statements
                   of Earnings                                  3

                 Condensed Consolidated Statements of
                   Stockholders' Equity                         4

                 Condensed Consolidated Statements of
                   Cash Flows                                   6

                 Notes to Condensed Consolidated
                   Financial Statements                         7

              Item 2. Management's Discussion and
                        Analysis of Results Of
                        Operations and Financial
                        Condition                              14

              Item 3. Quantitative and Qualitative
                        Disclosures about Market
                        Risk                                   20

   Part II.   Other Information and Signatures                 21

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                              ----------------     ----------------
                                 ASSETS
Land, buildings and equipment on operating leases, less accumulated
   depreciation of $19,376,479 and $9,433,790, respectively                $      649,142,035  $       580,664,342
Investment in unconsolidated subsidiary                                             9,836,852           10,174,209
Cash and cash equivalents                                                          94,522,870           50,197,854
Restricted cash                                                                     5,875,618            3,263,712
Receivables                                                                           710,544            1,009,421
Prepaid expenses                                                                      493,578               28,170
Loan costs, less accumulated amortization of $479,452 and
   $152,621, respectively                                                           2,592,219            2,841,216
Accrued rental income                                                                 683,074              597,234
Other assets                                                                        9,487,972            5,185,900
                                                                              ----------------     ----------------
                                                                           $      773,344,762   $      653,962,058
                                                                              ================     ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                                     $      169,591,701   $      170,055,326
Other notes payable                                                                30,234,428           19,581,950
Accounts payable and accrued expenses                                               4,811,096            2,126,365
Distributions payable                                                                  84,211            1,089,394
Due to related parties                                                              2,059,259            1,359,417
Security deposits                                                                  17,808,576           15,418,626
Rents paid in advance                                                               2,259,054            2,271,836
                                                                              ----------------    -----------------
       Total liabilities                                                          226,848,325          211,902,914
                                                                              ----------------    -----------------

Commitments and contingencies                                                              --                   --

Minority interest                                                                          --           22,770,146
                                                                              ----------------    -----------------

Stockholders' equity:
   Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                            --                   --
   Excess shares, $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                           --                   --
   Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 64,883,367 and 49,284,203 shares, respectively;
       outstanding 64,479,760 and 49,002,042 shares, respectively                     644,797              490,020
   Capital in excess of par value                                                 568,253,623          432,403,246
   Accumulated distributions in excess of net earnings                            (19,320,111)         (10,877,836)
   Accumulated other comprehensive loss                                              (258,756)                  --
   Minority interest distributions in excess of contributions and
       accumulated earnings                                                        (2,823,116)          (2,726,432)
                                                                             -----------------    -----------------
       Total stockholders' equity                                                 546,496,437          419,288,998
                                                                             -----------------    -----------------

                                                                           $      773,344,762   $      653,962,058
                                                                             =================    =================

                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                   Quarter Ended                            Six Months Ended
                                                      June 30,                                  June 30,
                                              2001                2000                 2001                2000
                                         ---------------     ---------------     ---------------     ---------------

Revenues:
  Rental income from operating
    leases                                $ 15,509,464        $  3,250,909       $  30,123,681        $  5,976,803
  FF&E reserve income                        1,631,261             320,876           2,855,850             480,113
  Dividend income                                   --             926,918                  --           1,853,735
  Interest and other income                  1,061,639           2,191,979           1,936,032           3,961,188
                                         ---------------     ---------------     ---------------     ---------------
                                            18,202,364           6,690,682          34,915,563          12,271,839
                                         ---------------     ---------------     ---------------     ---------------
Expenses:
  Interest and loan cost amortization        3,470,675               8,112           7,070,327              16,222
  General operating and
    administrative                             449,132             315,666           1,407,841             610,347
  Professional services                        100,543              36,300             137,861              81,637
  Asset management fees to
    related party                              874,062             235,858           1,614,985             362,280
  Taxes                                        447,188              86,149             915,746              86,538
  Depreciation and amortization              5,021,851           1,083,503           9,942,689           2,000,144
                                         ---------------     ---------------     ---------------     ---------------
                                            10,363,451           1,765,588          21,089,449           3,157,168
                                         ---------------     ---------------     ---------------     ---------------

Earnings Before Equity in Loss of
  Unconsolidated Subsidiaries                7,838,913           4,925,094          13,826,114           9,114,671

Equity in Loss of Unconsolidated
  Subsidiaries After Deduction of
  Preferred Stock Dividends                   (245,609)           (140,634)           (192,671)           (260,437)

Minority Interest                             (535,082)           (141,520)         (1,045,999)           (266,210)
                                         ---------------     ---------------     ---------------     ---------------

Net Earnings                              $  7,058,222        $  4,642,940        $ 12,587,444        $  8,588,024
                                         ===============     ===============     ===============     ===============

Earnings Per Share of Common Stock:
  Basic                                   $       0.12        $       0.13        $       0.22        $       0.25
                                         ===============     ===============     ===============     ===============
  Diluted                                 $       0.12        $       0.13        $       0.22        $       0.25
                                         ===============     ===============     ===============     ===============

Weighted Average Number of Shares
  of Common Stock Outstanding:
    Basic                                   60,734,945          36,163,184          56,694,339          33,693,585
                                         ===============     ===============     ===============     ===============
    Diluted                                 64,321,000          43,525,866          60,363,679          40,975,359
                                         ===============     ===============     ===============     ===============

                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended June 30, 2001 and Year Ended December 31, 2000

                                                                                         Minority interest
                                                                                           distributions
                                                               Accumulated    Accumulated   in excess of
                            Common Stock          Capital in  distributions      other        contr. and
                      Number of         Par       excess of    in excess     comprehensive   accumulated               Comprehensive
                       shares          value      par value  of net earnings    loss          earnings      Total         income
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balance at
   December 31, 1999   28,902,914  $    289,029  $256,231,833  $ (3,466,023) $         --  $         --  $253,054,839  $         --

 Subscriptions
   received for com-
   mon stock through
   public offerings
   and distribution
   reinvestment plan   20,368,404       203,684   203,480,360            --            --            --   203,684,044            --


 Retirement of common
   stock                 (269,276)       (2,693)   (2,500,791)           --            --            --    (2,503,484)           --

 Stock issuance costs          --            --   (24,808,156)           --            --            --   (24,808,156)           --

 Net earnings                  --            --            --    20,670,462            --            --    20,670,462    20,670,462

 Minority interest
   distributions in
   excess of contri-
   butions and
   accumulated earnings        --            --            --            --            --    (2,726,432)   (2,726,432)           --

 Current period
   adjustments to
   recognize value of
   cash flow hedge             --            --            --            --            --            --            --            --
                                                                                                                       ------------
Total comprehensive
   income                      --            --            --            --            --            --            --  $ 20,670,462
                                                                                                                       ============
Distributions
   declared and paid
   ($.74 per share)            --            --            --   (28,082,275)           --            --   (28,082,275)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balance at
   December 31, 2000   49,002,042       490,020   432,403,246   (10,877,836)           --    (2,726,432)  419,288,998
                     ============  ============  ============  ============  ============  =============  ===========
 Subscriptions
   received for com-
   mon stock through
   public offerings
   and distribution
   reinvestment plan   15,599,164       155,991   155,835,643            --            --            --   155,991,634            --

 Retirement of common
   stock                 (121,446)       (1,214)   (1,116,085)           --            --            --    (1,117,299)           --

 Stock issuance costs          --            --   (18,869,181)           --            --            --   (18,869,181)           --

 Net earnings                  --            --            --    12,587,444            --            --    12,587,444    12,587,444

 Minority interest
   distributions in
   excess of contri-
   butions and
   accumulated earnings        --            --            --            --            --       (96,684)      (96,684)           --

 Current period
   adjustments to
   recognize value of
   cash flow hedge             --            --            --            --      (258,756)           --      (258,756)     (258,756)
                                                                                                                       ------------
 Total comprehensive
   income                      --            --            --            --            --            --            --  $ 12,328,688
                                                                                                                       ============
 Distributions
   declared and paid
   ($.38 per share)            --            --            --   (21,029,719)           --            --   (21,029,719)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balance at
   June 30, 2001       64,479,760  $    644,797  $568,253,623  $(19,320,111) $   (258,756) $ (2,823,116) $546,496,437
                     ============  ============  ============  ============  ============  ============  ============

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30,
                                                                           2001             2000
                                                                      -------------     -------------
          Net cash provided by operating activities                   $ 30,111,830      $ 14,746,948
                                                                      -------------     -------------

          Cash flows from investing activities:
             Additions to land, buildings and
                equipment on operating leases                          (67,909,910)      (78,421,993)
             Increase in restricted cash                                (2,611,906)         (445,355)
             Increase in other assets                                   (4,302,072)       (2,844,259)
             Investment in unconsolidated subsidiaries                    (620,895)               --
             Acquisition of remaining interest in CNL
                Hotel Investors, Inc.                                  (32,884,119)               --
                                                                      -------------     -------------
                Net cash used in investing activities                 (108,328,902)      (81,711,607)
                                                                      -------------     -------------

          Cash flows from financing activities:
             Principal payments on mortgage loans                         (463,625)               --
             Proceeds from mortgages loans and other
                notes payable                                           10,652,478        10,000,000
             Subscriptions received from
                stockholders                                           155,991,634        96,126,550
             Distributions to stockholders                             (21,029,719)      (11,936,334)
             Distributions to minority interest                         (2,544,366)      (10,264,022)
             Retirement of common stock                                 (1,117,299)         (578,455)
             Payment of stock issuance costs                           (18,869,181)      (12,414,132)
             Other                                                         (77,834)          (15,002)
                                                                      -------------     -------------

                Net cash provided by financing activities              122,542,088        70,918,605
                                                                      -------------     -------------

          Net increase in cash and cash equivalents                     44,325,016         3,953,946

          Cash and cash equivalents at beginning of
             period                                                     50,197,854       101,972,441
                                                                      -------------     -------------

          Cash and cash equivalents at end of period                  $ 94,522,870      $105,926,387
                                                                      =============     =============

          Supplemental schedule of non-cash financing activities:

             Distributions declared but not paid
                to minority interest                                  $   82,211        $    175,594
                                                                      =============     =============

          Supplemental schedule of non-cash investing activities:

             Amounts incurred but not paid for
                construction in progress                              $  2,870,144      $         --
                                                                      =============     =============


                See accompanying notes to condensed consolidated
                             financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000

1.   Organization
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investor, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C., an 89 percent owned limited liability company), CNL LLB LP Holding, Ltd. and each of their subsidiaries. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("FAS 142"). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that implementation of these pronouncements will have no material impact on the Company's results of operations.

     REIT Modernization Act - In November 1999, Congress passed the Work Incentives Act of 1999, also known as the REIT Modernization Act ("RMA"), which allows a REIT to own up to 100 percent of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal income tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA were effective January 1, 2001. The Company, consistent with the requirements/provisions of the RMA, has formed two subsidiaries, which have made elections to be treated as a TRS.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000

3.   Investment in Unconsolidated Subsidiary:
     ----------------------------------------

     In December 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC (the "Desert Ridge Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company (the "Resort Owner") that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. As of June 30, 2001, the Company had made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. This investment is accounted for using the equity method of accounting. Although this resort property is currently under construction, limited operations for the six months ended June 30, 2001 resulted from a golf course located on the premises.

     The following presents unaudited condensed financial information for the Desert Ridge Joint Venture as of and for the six months and year ended:

                                                               June 30,            December 31,
                                                                 2001                  2000
                                                          -------------------    -----------------
         Land, buildings and equipment                         $ 86,553,925         $ 43,803,084
         Other assets                                             8,132,273           15,350,499
         Cash and cash equivalents                                5,670,692            2,047,614
         Restricted cash                                        111,209,466          143,510,658
         Mortgage payable and accrued interest                  179,000,000          179,000,000
         Other note payable                                       1,160,717                   --
         Accounts payable and accrued expenses                   10,236,652                   --
         Due to related parties                                     419,146            9,800,036
         Distribution payable                                       516,772                   --
         Partners' equity                                        20,233,069           15,911,819
         Net sales                                                2,058,487                   --
         Gross profit                                             1,065,992                   --
         Net loss                                                  (437,888)                  --


     A portion of the mortgage payable held by the Desert Ridge Joint Venture bear interest at an annual rate of 185 basis points above 3-month LIBOR. The Desert Ridge Joint Venture has entered into an interest rate swap agreement (the "Swap") to effectively convert the variable rate portion of this mortgage to a fixed rate of 6.025 percent per annum. The Swap is being accounted for as a cash flow hedge under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." All terms of the Swap are identical to the terms of the underlying mortgage.

4.   Investment in Consolidated Subsidiary:
     --------------------------------------

     In 1999, the Company and Five Arrows Realty Securities II LLC ("Five Arrows") invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning approximately 49 percent and Five Arrows owning approximately 51 percent of Hotel Investors. In 2000, the Company, Five Arrows and Hotel Investors entered into a number of transactions whereby the Company acquired a 22 percent interest in Hotel Investors from Five Arrows for approximately $26.3 million, resulting in the Company owning approximately 71 percent of Hotel Investors at December 31, 2000.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.   Investment in Consolidated Subsidiary - Continued:
     --------------------------------------------------

     In June 2001, the Company acquired the remaining 29 percent of Hotel Investors from Five Arrows for approximately $32.9 million resulting in the Company owning 100 percent of Hotel Investors. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment) of approximately $10.8 million has been reflected in land, buildings and equipment on operating leases in the accompanying condensed consolidated balance sheets.

     The following presents unaudited pro forma information on the results of operations for the Company as if the acquisition had taken place on January 1, 2000:

                                         June 30,           December 31,
                                           2001                 2000
                                       ------------         ------------
         Revenues                      $ 34,915,563         $ 47,676,054
         Net earnings                    13,593,872           23,735,584

         Basic EPS                             0.24                 0.61
         Diluted EPS                           0.24                 0.61

5.   Redemption of Shares:
     ---------------------

     The Company has a redemption plan such that prior to listing on a national securities exchange or over-the-counter market, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. During the six months ended June 30, 2001 and 2000, 121,446 and 62,876 shares, respectively, were redeemed for $1,117,299 and $578,455, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

6.   Indebtedness:
     -------------

     At June 30, 2001 and December 31, 2000, indebtedness consisted of the following:

                                         June 30,           December 31,
                                           2001                 2000
                                       ------------         ------------
       Mortgages payable and accrued
         interest                      $169,591,701         $170,055,326
       Construction loan facility        20,549,819            9,897,341
       Tax incremental financing note     9,684,609            9,684,609
                                       ------------         ------------
                                       $199,826,129         $189,637,276
                                       ============         ============

     As of June 30, 2001 and December 31, 2000, the Company had no amounts outstanding under its line of credit.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000

7.   Distributions:
     -------------

     For the six months ended June 30, 2001 and 2000, approximately 48 percent and 51 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 52 percent and 49 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001.

8.   Related Party Transactions:
     ---------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer, CNL
     Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings of common stock, and the acquisition, development, management and sale of the assets of the Company.

     Amounts incurred relating to these transactions with affiliates were as follows for the six months ended June 30:

                                                2001            2000
                                            ------------    -------------

        CNL Securities Corp.:
          Selling commissions               $ 11,956,553      $ 7,209,499
          Marketing and due diligence
            expense                              700,593          480,633
                                            ------------    -------------

                                              12,657,146        7,690,132
                                            ------------    -------------

        Advisor and its affiliates:
          Acquisition fees                     8,395,329        6,241,911
          Development fees                       814,487               --
          Asset management fees                1,614,456          362,280
                                            ------------    -------------

                                              10,824,272        6,604,191
                                            ------------    -------------
                                            $ 23,481,418     $ 14,294,323
                                            ============    =============

     Of these amounts, $2,059,259 and $1,359,417 is included in due to related parties in the accompanying condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, respectively.

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

                                              2001             2000
                                          -----------     -----------

        Stock issuance costs              $ 2,658,239     $ 2,064,571
        General operating and
          administrative expenses             529,377         138,923
        Land, buildings and equipment
          on operating leases and
          other assets                         11,889             735
                                          -----------     -----------

                                          $ 3,199,505     $ 2,204,229
                                          ===========     ===========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000

8.   Related Party Transactions - Continued:
     ---------------------------------------

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $6,519,664 and $17,568,909 at June 30, 2001 and December 31, 2000,
     respectively.

9.   Concentration of Credit Risk:
     -----------------------------

     Two of the Company's tenants contributed 47 percent and 46 percent of total rental income for the quarter and six months ended June 30, 2001, respectively. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains for the quarter and six months ended June 30, 2001.

     Although the Company intends to acquire properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the initial and continuing due diligence procedures performed by the Company.

10.  Earnings Per Share:
     -------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters and six months ended June 30, 2001 and 2000, approximately 3.6 and
     7.4 million shares, respectively, and approximately 3.7 and 7.3 million shares, respectively, related to the conversion of Hotel Investors' Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


10.  Earnings Per Share - Continued:
     -------------------------------

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters and six months ended June 30:


                                                          Quarter Ended June 30,      Six Months Ended June 30,
                                                           2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
     Basic Earnings Per Share:
       Net earnings                                    $  7,058,222   $  4,642,940   $ 12,587,444   $  8,588,024
                                                       ============   ============   ============   ============

       Weighted average number of shares
         outstanding                                     60,734,945     36,163,184     56,694,339     33,693,585
                                                       ============   ============   ============   ============

       Basic earnings per share                        $       0.12   $       0.13       $   0.22   $       0.25
                                                       ============   ============   ============   ============

     Diluted Earnings Per Share:
       Net earnings                                    $  7,058,222   $  4,642,940   $ 12,587,444   $  8,588,024

       Additional income attributable to
         investment in unconsolidated
         subsidiary assuming all Preferred
         Shares were converted                              490,925        835,331      1,006,428      1,692,802
                                                       ------------   ------------   ------------   ------------

           Adjusted net earnings assuming
             dilution                                  $  7,549,147   $  5,478,271   $ 13,593,872   $ 10,280,826
                                                       ============   ============   ============   ============

     Weighted average number of shares
       outstanding                                       60,734,945     36,163,184     56,694,339     33,693,585

     Assumed conversion of Preferred Stock                3,586,055      7,362,682      3,669,340      7,281,774
                                                       ------------   ------------   ------------   ------------

           Adjusted weighted average number of
             shares outstanding                          64,321,000     43,525,866     60,363,679     40,975,359
                                                       ============   ============   ============   ============

     Diluted earnings per share                        $       0.12   $       0.13   $       0.23   $       0.25
                                                       ============   ============   ============   ============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000

11.  Commitments and Contingencies:
     ------------------------------

     At June 30, 2001, the Company had a commitment to fund an initial capital contribution of approximately $9.8 million to a joint venture which will own a resort currently under renovation in Hawaii. The Company's total contribution to the joint venture will be approximately $42 million and will be funded over the expected renovation period of approximately 12 months.

     At June 30, 2001, the Company had a commitment to fund the remaining capital contributions to the Desert Ridge Joint Venture of approximately $16.2 million, which will be funded over the remaining construction period of approximately 18 months.

     In addition, as of June 30, 2001, the Company had a commitment to fund the remaining estimated construction costs of approximately $33.9 million, in connection with two other Properties under construction. It is expected that this amount will be funded using proceeds from the Company's construction loan facility, which has approximately $34 million in available capacity.

     The Company obtained a commitment for a construction loan facility from a bank to be used by the Company to fund the land acquisition and the development of a hotel property. The commitment provides that the Company will be able to receive advances of up to $17 million until September 15, 2003. Interest expense on each advance is expected to be payable monthly, with all unpaid interest and principal due no later than 30 months from the date of the advance. Advances under the construction loan facility are expected to bear interest at a rate per annum equal to 300 basis points above 90-day London Interbank Offered Rate ("LIBOR"). The loan will be secured by a mortgage on the property and a $6 million certificate of deposit. As of June 30, 2001, the Company had not closed on the construction loan facility.

12.  Subsequent Events:
     ------------------

     During the period July 1, 2001 through August 6, 2001, the Company received subscription proceeds of $30,247,138 for an additional 3,024,714 shares of common stock.

     On July 1, 2001 and August 1, 2001, the Company declared distributions to stockholders of record on July 1, 2001 and August 1, 2001, totaling $4,170,904 and $4,336,016, respectively, or $0.06458 per Share, payable in September 2001.

     On July 25, 2001, the Company obtained a commitment for a revolving line of credit (the "Revolving LOC") from a bank to be used by the Company to fund the acquisition and development of Properties and investment in mortgage loans and secured equipment leases. The commitment provides that the Company will be able to receive advances of up to approximately $96.7 million for a period of five years. The Revolving LOC will replace the Company's existing $30 million line of credit. Interest payments are expected to be made monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC will bear interest at an annual rate of 225 basis points above 30-day LIBOR. The Revolving LOC will be collateralized by mortgages on hotel Properties. As of June 30, 2001, the Company had not closed on the line of credit.

     On July 28, 2001, the Company acquired a 49 percent interest in a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner to own and renovate a resort in Hawaii. The Company made an initial capital contribution of $9.8 million.

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

                                  Introduction
                                  ------------

          CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner of Hospitality Partners. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality
     Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investor, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C.), CNL LLB LP Holding, Ltd., and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing and furniture, fixture and equipment financing to operators of hotel chains. Secured equipment leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of secured equipment leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock.

                              Results of Operations
                              ---------------------

     Comparison of quarter and six months ended June 30, 2001 to quarter and six months ended June 30, 2000

     As of June 30, 2001, the Company owned 33 Properties, consisting of land, buildings and equipment, including three Properties on which hotel Properties are being constructed, and an interest in a joint venture on which a resort is being constructed ("Desert Ridge Joint Venture"), and had entered into long-term, "triple-net" lease agreements relating to these Properties. The Property leases generally provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. Certain other leases with tenants who are affiliated with the Company provide for lease payments equal to the greater of a base rent or rent based on a percentage of total hotel sales. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. No such contingent rent has been earned as of June 30, 2001. The Company's leases also require the establishment of separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital items ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties are owned by the Company and have been reported as additional rent ("FF&E Reserve Revenue") for the six months ended June 30, 2001 and 2000. The funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals and additions to furniture, fixtures and equipment of the Property and routine capital expenditures relating to the Property. The cash in the FF&E Account, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company.

          During the six months ended June 30, 2001 and 2000, the Company earned rental income from operating leases and FF&E Reserve Revenue of $32,979,531 and $6,456,916, respectively ($17,140,725 and $3,571,785 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). The increase in rental income and FF&E Reserve Revenue is due to the Company owning 33 Properties during the quarter ended June 30, 2001, as compared to 15 Properties during the quarter ended June 30, 2000 and due to the consolidation of Hotel Investors in October 2000. Because additional Property acquisitions are expected to occur, revenues for the quarter ended June 30, 2001 represent only a portion of revenues which the Company is expected to earn in future periods.

          During the six months ended June 30, 2001 and 2000, the Company earned $1,936,032 and $3,961,188, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income ($1,061,639 and $2,191,979 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments and the period of time the funds were invested as compared to 2000. As net offering proceeds from the Company's offering are invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease.

          In connection with the Company's investment in Hotel Investors, the Company recorded $1,853,735 in dividend income and $260,437 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $1,593,298, for the six months ended June 30, 2000. In October 2000, the Company purchased a majority ownership interest in Hotel Investors, which resulted in the consolidation of Hotel Investors. As such, no dividend income was recognized for the quarter or six months ended June 30, 2001. The equity in loss of unconsolidated subsidiaries for the quarter and six months ended June 30, 2001 related to the Company's investment in the Desert Ridge Joint Venture.

          Operating expenses, including depreciation and amortization expense and interest expense, were $21,089,449 and $3,157,168 for the six months ended June 30, 2001 and 2000, respectively ($10,363,451 and $1,765,588 of which was incurred during the quarters ended June 30, 2001 and 2001, respectively) representing 60 percent and 26 percent, respectively, of total revenues for the six months ended June 30, 2001 and 2000. The increase in operating expenses during the six months ended June 30, 2001, as compared to 2000, is the result of the Company owning 33 Properties during 2001 compared to 15 Properties in 2000 and the consolidation of Hotel Investors as of October 2000. Interest expense increased from $16,222 for the six months ended June 30, 2000 to $7,070,327 for the six months ended June 30, 2001, primarily due to the consolidation of Hotel Investors in October 2000 and an increase in the amount of indebtedness as compared to 2000. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

          Pursuant to an advisory agreement, CNL Hospitality Corp., the advisor to the Company (the "Advisor"), is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the quarters and six months ended June 30, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

          Two of the Company's tenants contributed 47 percent and 46 percent of total rental income for the quarter and six months ended June 30, 2001, respectively. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains. Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the result of operations of the Company. However, management believes that the risk of such as default is reduced due to initial and continuing due diligence performed by the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2001 and subsequent years.

          Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. The following information is presented to help stockholders better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered an alternative to net earnings, cash flow generated from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:


                                                          Quarter                        Six Months
                                                       Ended June 30,                  Ended June 30,
                                                   2001          2000               2001             2000
                                             -------------   -------------     --------------  --------------
Net earnings                                 $  7,058,222    $  4,642,940      $  12,587,444   $   8,588,024
    Adjustments:
       Effect of unconsolidated subsidiary         11,450         595,185             22,900       1,190,370
       Effect of minority interest               (396,851)        (55,765)          (822,225)       (111,530)
       Amortization of real estate assets          64,060           6,069            128,119          41,381
       Depreciation of real estate assets       4,957,791       1,077,434          9,814,570       1,958,763
                                             -------------   -------------     -------------   --------------

FFO                                          $ 11,694,672      $6,265,863       $21,730,808    $  11,667,008
                                             =============   =============     =============   ==============

Weighted average shares:
          Basic                                60,734,945      36,163,184        56,694,339       33,693,585
                                             =============   =============     =============   ==============

          Diluted                              64,321,000      43,525,866        60,363,679       40,975,359
                                             =============   =============     =============   ==============

                         Liquidity and Capital Resources
                         -------------------------------

     Common Stock Offerings

          The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisor. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Initial Offering"). Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). Upon completion of the 1999 Offering on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 shares) from its 1999 Offering, including $965,194 (96,520 shares) issued pursuant to the reinvestment plan. Following the completion of the 1999 Offering on September 14, 2000, the Company commenced a third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2000 Offering for sales of shares prior to July 1, 2001, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, were substantially the same as those for the Initial Offering and 1999 Offering. As of July 1, 2001, the percentage of gross proceeds payable to the managing dealer as expenses in connection with the offering increased and is expected to remain at the higher level for the remainder of the 2000 Offering. As of June 30, 2001, the Company had received subscription proceeds of $223,562,040 (22,356,204 shares) from its 2000 Offering, including $1,534,980 (153,498 shares) issued pursuant to the reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

          As of June 30, 2001, net proceeds to the Company from its Initial Offering, 1999 Offering and 2000 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $762,433,000. The Company has used approximately $382,018,000 of net offering proceeds and $190,049,000 of loan proceeds to invest in 33 hotel Properties, including three on which hotel Properties are being constructed, approximately $8,800,000 to invest in a joint venture, approximately $58,192,000 to acquire an additional 51 percent ownership in Hotel Investors, approximately $3,739,000 to redeem 403,607 shares of common stock and approximately $35,861,000 to pay acquisition fees and expenses, leaving approximately $83,774,000 available for investment in Properties and mortgage loans.

          During the period July 1, 2001 through August 6, 2001, the Company received additional net offering proceeds of approximately $30,247,000 and had approximately $114,021,000 available for investment in Properties and mortgage loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering, to purchase additional Properties and, to a lesser extent, invest in mortgage loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in mortgage loans and secured equipment leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings.

     Redemptions

          In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the six months ended June 30, 2001 and 2000, 121,446 shares and 62,876 shares, respectively, were redeemed at $1,117,299 and $578,455, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

     Commitments

          At June 30, 2001, the Company had a commitment to fund an initial capital contribution of approximately $9.8 million to a joint venture which will own a resort currently under renovation in Hawaii. The Company's total contribution in the joint venture will be approximately $42 million and will be funded over the expected renovation period of 12 months.

          At June 30, 2001, the Company had a commitment to fund the remaining capital contributions to the Desert Ridge Joint Venture of approximately $16.2 million, which will be funded over the remaining construction period of approximately 18 months.

          In addition, as of June 30, 2001, the Company had a commitment to fund the remaining estimated construction costs of approximately $33.9 million, in connection with two other Properties under construction. It is expected that this amount will be funded using proceeds from the Company's construction loan facility, which has approximately $34 million in available capacity.

     The Company obtained a commitment for a construction loan facility from a bank to be used by the Company to fund the land acquisition and the development of a hotel property. The commitment provides that the Company will be able to receive advances of up to $17 million until September 15, 2003. Interest expense on each advance is expected to be payable monthly, with all unpaid interest and principal due no later than 30 months from the date of the advance. Advances under the construction loan facility are expected to bear interest at a rate per annum equal to 300 basis points above 90-day LIBOR. The loan will be secured by a mortgage on the property and a $6 million certificate of deposit. As of June 30, 2001, the Company had not closed on the construction loan facility.

     On July 25, 2001, the Company obtained a commitment for a revolving line of credit (the "Revolving LOC") from a bank to be used by the Company to fund the acquisition and development of Properties and investment in mortgage loans and secured equipment leases. The commitment provides that the Company will be able to receive advances of up to approximately $96.7 million for a period of five years. The Revolving LOC will replace the Company's existing $30 million line of credit. Interest payments are expected to be made monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC will bear interest at an annual rate of 225 basis points above 30-day London Interbank Offered Rate ("LIBOR"). The Revolving LOC will be collateralized by mortgages on hotel Properties. As of June 30, 2001, the Company had not closed on the line of credit.

     Cash and Cash Equivalents / Cash Flows

          Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At June 30, 2001, the Company had $94,522,870 invested in such short-term investments as compared to $50,197,854 at December 31, 2000. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock in the 2000 Offering. These funds will be used to purchase additional Properties, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

          During the six months ended June 30, 2001 and 2000, the Company generated cash from operations of $30,111,830 and $14,746,948, respectively. Cash used in investing activities was $108,328,902 and $81,711,607 for the six months ended June 30, 2001 and 2000, respectively. Cash used in investing activities for the six months includes additions to land, buildings and equipment of $67,909,910 and $78,421,993 for 2001 and 2000, respectively and $32,884,119 for the acquisition of the remaining interest in Hotel Investors in June 2001. The majority of these additions in 2001 related to the acquisition of the following Properties, which are operated by tenants as the noted brand affiliation:

                 Brand Affiliation                Property Location         Purchase Date         Purchase Price
      ---------------------------------------- ------------------------ ---------------------- ---------------------
          Courtyard(R)by Marriott(R)             Overland Park, KS          February 2, 2001        $15,790,000
          SpringHill Suites(R)by Marriott(R)     Raleigh, NC                February 2, 2001          8,822,000
          SpringHill Suites(R)by Marriott(R)     Centreville, VA            March 23, 2001           11,414,000
          SpringHill Suites(R)by Marriott(R)     Charlotte, NC              March 23, 2001           11,773,000
          Land purchased for development         Edison, NJ                 April 6, 2001             2,705,000

          In 1999, the Company and Five Arrows Realty Securities II LLC ("Five Arrows") invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning approximately 49 percent and Five Arrows owning approximately 51 percent of Hotel Investors. In 2000, the Company, Five Arrows and Hotel Investors entered into a number of transactions whereby the Company acquired a 22 percent interest in Hotel Investors from Five Arrows for approximately $26.3 million, resulting in the Company owning approximately 71 percent of Hotel Investors at December 31, 2000.

          In June 2001, the Company acquired the remaining 29 percent of Hotel Investors from Five Arrows for approximately $32.9 million resulting in the Company owning 100 percent of Hotel Investors. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment) of approximately $10.8 million has been reflected in land, buildings and equipment on operating leases, in the accompanying condensed consolidated balance sheet.

          Cash provided by financing activities was $122,542,088 and $70,918,605 for the six months ended June 30, 2001 and 2000, respectively. Cash provided by financing activities for the six months ended June 30, 2001 and 2000 includes the receipt of $155,991,634 and $96,126,550 in subscriptions from stockholders. In addition, cash used in financing activities for the six months ended June 30, 2001 and 2000 includes payments of distributions of $21,029,719 and $11,936,334, respectively (or $.38 and $0.36 per share, respectively).

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

          Due to the fact that the Company leases a majority of its Properties on a "triple-net" basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property insurance coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

     Related Party Transactions

          During the six months ended June 30, 2001 and 2000, affiliates of the Company incurred on behalf of the Company $2,094,568 and $2,841,899, respectively ($807,059 and $1,908,121 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively), for certain offering expenses, $135,185 and $368,037, respectively ($25,366 and $286,082 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively), for certain acquisition expenses, and $161,631 and $438,451, respectively ($32,622 and $306,778 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively), for certain operating expenses. As of June 30, 2001, the Company owed the Advisor and other related parties $2,059,259 for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds with respect to shares sold prior to July 1, 2001.

     Other

          As of June 30, 2001 and 2000, the tenants of the Properties had contributed reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment and routine capital expenditures relating to the hotel Properties (the "FF&E Reserve"). FF&E Reserve funds are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals, and additions to the furniture, fixtures, and equipment of the Property and routine capital expenditures related to the Property. Cash in the reserve accounts, any interest earned thereon, and any property purchased therewith remain, during and after the term of the lease, the property of the Company. For the six months ended June 30, 2001 and 2000, revenues relating to the FF&E Reserve of the Properties owned by the Company totaled $2,855,850 and $480,113, respectively ($1,631,261 and $320,876 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). FF&E Reserve funds of $5,875,618 were classified as restricted cash as of June 30, 2001.

          The Company declared and paid distributions to its stockholders of $21,029,719 and $11,936,334 during the six months ended June 30, 2001 and 2000, respectively. In addition, on July 1, 2001 and August 1, 2001, the Company declared distributions to stockholders of record on July 1, 2001 and August 1, 2001, totaling $4,170,904 and $4,336,016, respectively, or $0.06458 per share, payable in September 2001.

          For the six months ended June 30, 2001 and 2000, approximately 48 percent and 51 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 52 percent and 49 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2001 and 2000, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          The Company is exposed to risks associated with market changes in interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's strategy to manage exposure to changes in interest rates has remained unchanged since December 31, 2000. Other than as described below, the Company does not foresee any significant changes in its exposure to fluctuations in interest rates or in how it manages this exposure in the near future. As of June 30, 2001, the Company's fixed and variable rate debt instruments were as follows:


       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance             Maturity             Per Year          Variable Rate        Payments Due
     -------------------------- ---------------------- ----------------- ----------------------- ----------------
             $ 50,000,000           December 2007           8.335%                  -                 Monthly
               86,866,930           July 2009                7.67%*                 -                 Monthly
               32,724,771           December 2007            8.29%                  -                 Monthly
                9,684,609           September 2017          12.85%**                -                 Monthly
               20,549,819           November 2003             -              LIBOR + 275 bps          Monthly

       *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
      **Implicit interest on the TIF Note is 12.85 percent.


          Because the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rates on mortgages and other notes payable was 8.01 percent as of June 30, 2001.

          The Company's construction loan facility bears interest at a floating rate and matures in 2003. Approximately $20,550,000 was outstanding and approximately $34,450,000 was available for drawing under the construction loan facility as of June 30, 2001. Currently, the construction loan facility is being used to finance the construction of two hotel Properties. The estimated remaining cost to complete these Properties was $33,900,000 as of June 30, 2001. The Company's exposure to fluctuations in interest rates may increase in the future if the Company incurs debt to fund future acquisitions or otherwise.

          In the event of a change in interest rates, the fair value of these amounts could be affected. The following table presents the expected cash flows of principal for mortgages and other notes payable for the remainder of 2001, each of the next four years, and thereafter:

                                                       Mortgages and
                                                        Other Notes
                                                          Payable
                                                     ------------------
                               2001                      $  1,953,456
                               2002                         2,238,942
                               2003                        22,943,686
                               2004                         2,561,289
                               2005                         2,742,216
                               Thereafter                 167,386,540
                                                     ------------------
                                                         $199,826,129
                                                     ==================

     The Company has secured a commitment to obtain a Revolving LOC for approximately $96.7 million to replace its existing $30 million line of credit. Under the terms of the new line of credit, interest expense on each advance is expected to be payable monthly, with all unpaid interest and principal due no later than 25 years from the end of the 5th loan year. Advances under the Revolving LOC are expected to bear interest at a rate per annum equal to 225 basis points above 30-day LIBOR. The Revolving LOC will be secured by mortgages on hotel properties and will be callable at the end of the 5th loan year. As of June 30, 2001, the Company had not closed on the Revolving LOC.

                                     PART II

     Item 1. Legal Proceedings. Inapplicable.
             ------------------

     Item 2. Changes in Securities and Use of Proceeds.   Inapplicable.
             ------------------------------------------

     Item 3. Defaults upon Senior Securities.  Inapplicable.
             -------------------------------

     Item 4. Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------


               (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 23, 2001 for the purpose of electing the board of directors.

               (b) Proxies for the annual meeting were solicited and there was no solicitation in opposition to management's solicitation.

               (c) One proposal was submitted to a vote of stockholders as follows:

                    (1) The stockholders approved the election of the following persons as directors of the Company:

                                    Name               For          Withheld
                          ---------------------    ------------   ------------
                          James M. Seneff, Jr.      27,732,693       76,781
                          Robert A. Bourne          27,730,579       97,720
                          Charles E. Adams          27,735,784       94,515
                          Mathew W. Kaplan          27,743,852       86,448
                          Craig M. McAllaster       27,726,920       81,553
                          Lawrence A. Dustin        27,731,769       98,530
                          John A. Griswold          27,830,299       97,470

     Item 5. Other Information.  Inapplicable.
             ------------------

     Item 6. Exhibits and Reports on Form 8-K.
             ---------------------------------

       The following documents are filed as part of this report.

           (a) 3.1 CNL American Realty Fund, Inc. amended and restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

               3.2  CNL American Realty Fund, Inc. Bylaws  (Previously  filed as
                    Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

               3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

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

               3.8 Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference.)

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

               4.9 Amendment No. 2 to the Bylaws of CNL Hospitality Properties. Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference.)

               10.1 Advisory  Agreement  dated as of June 17, 2001,  between CNL
                    Hospitality  Properties,  Inc.  and  CNL  Hospitality  Corp.
                    (Previously filed as Exhibit 10.2 to the 1999 Form S-11 Registration No. 333-89691) (the "1999 Form S-11") and incorporated herein by reference.)

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

           (b) No reports on Form 8-K were filed during the period April 1, 2001 through June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DATED this 14th day of August, 2001.

                                 CNL HOSPITALITY PROPERTIES, INC.

                                 By:      /s/ James M. Seneff, Jr.
                                          ------------------------
                                          JAMES M. SENEFF, JR.
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                 By:      /s/ C. Brian Strickland
                                          -----------------------
                                          C. BRIAN STRICKLAND
                                          Senior Vice President, Finance and
                                          Administration (Principal Financial
                                          and Accounting Officer)