Form 10-Q
period 2001-09-30
CNL HOSPITALITY PROPERTIES INC
filed 2001-11-14
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the three month period ended September 30, 2001
                                                ------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                             Commission file number
                                     0-24097
                             ----------------------
                        CNL Hospitality Properties, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                 59-3396369
    ---------------------------------          ---------------------------------
      (State of other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

         450 South Orange Avenue
            Orlando, Florida                                 32801
    ---------------------------------          ---------------------------------
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number
         (including area code)                          (407) 650-1000
                                               ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

76,512,963 shares of common stock, $.01 par value, outstanding as of November 8, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                                                     Page
   Part I.      Item 1. Financial Information:

                    Condensed Consolidated Balance Sheets                                              2

                    Condensed Consolidated Statements of Earnings                                      3

                    Condensed Consolidated Statements of Stockholders' Equity                          4

                    Condensed Consolidated Statements of Cash Flows                                    6

                    Notes to Condensed Consolidated Financial Statements                               8

                Item 2. Management's Discussion and Analysis of Results                               17
                            Of Operations and Financial Condition

                Item 3. Quantitative and Qualitative Disclosures about Market                         24
                            Risk

   Part II.     Other Information and Signatures                                                      26



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                             -----------------    -----------------
                                 ASSETS
Land, buildings and equipment on operating leases, less accumulated
   depreciation of $24,460,964 and $9,433,790, respectively                $      656,530,040   $      580,664,342
Investments in unconsolidated subsidiaries                                        164,928,188           10,174,209
Cash and cash equivalents                                                          39,936,575           50,197,854
Restricted cash                                                                     7,284,094            3,263,712
Receivables                                                                           605,577            1,009,421
Prepaid expenses                                                                      464,752               28,170
Loan costs, less accumulated amortization of $632,160 and
    $152,621, respectively                                                          4,433,530            2,841,216
Accrued rental income                                                                 699,173              597,234
Other assets                                                                        5,315,430            5,185,900
                                                                             -----------------    -----------------
                                                                           $      880,197,359   $      653,962,058
                                                                             =================    =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                                     $      169,237,560   $      170,055,326
Other notes payable                                                                43,357,264           19,581,950
Line of credit                                                                     36,000,000                   --
Accounts payable and accrued expenses                                               6,093,856            2,126,365
Distributions payable                                                                  94,352            1,089,394
Due to related parties                                                              2,852,895            1,359,417
Security deposits                                                                  17,683,239           15,418,626
Rents paid in advance                                                               1,343,134            2,271,836
                                                                             -----------------    -----------------
       Total liabilities                                                          276,662,300          211,902,914
                                                                             -----------------    -----------------

Commitments and contingencies                                                              --                   --

Minority interest                                                                          --           22,770,146
                                                                             -----------------    -----------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                            --                   --
    Excess shares, $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                           --                   --
    Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 72,679,948 and 49,284,203 shares, respectively;
       outstanding 72,213,119 and 49,002,042 shares, respectively                     722,130              490,020
    Capital in excess of par value                                                636,059,191          432,403,246
    Accumulated distributions in excess of net earnings                           (28,466,655)         (10,877,836)
    Accumulated other comprehensive loss                                           (2,231,882)                  --
    Minority interest distributions in excess of contributions and
       accumulated earnings                                                        (2,547,725)          (2,726,432)
                                                                             -----------------    -----------------
       Total stockholders' equity                                                 603,535,059          419,288,998
                                                                             -----------------    -----------------
                                                                           $      880,197,359   $      653,962,058
                                                                             =================    =================


     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                     Quarter Ended                         Nine Months Ended
                                                     September 30,                           September 30,
                                                2001                2000                2001                2000
                                          ---------------     ---------------     ---------------     ---------------
Revenues:
    Rental income from operating
       leases                             $   15,464,448      $    5,839,998      $   45,588,129      $   11,816,801
    FF&E reserve income                        1,446,933             421,658           4,302,783             901,771
    Dividend income                                   --             926,831                  --           2,780,566
    Hotel revenue                              1,150,876                  --           1,150,876                  --
    Interest and other income                    966,986           1,351,809           2,903,018           5,312,997
                                          ---------------     ---------------     ---------------     ---------------
                                              19,029,243          8,540,296           53,944,806          20,812,135
                                          ---------------     ---------------     ---------------     ---------------

Expenses:
    Interest and loan cost amortization        3,343,187               9,933          10,413,514              26,155
    General operating and
       administrative                            630,081             346,768           2,037,922             957,504
    Professional services                         45,405              35,626             183,266             117,263
    Asset management fees to
       related party                             809,967             641,136           2,424,952           1,003,416
    Hotel expense                              1,515,808                  --           1,515,808                  --
    Taxes                                         99,618              35,448           1,015,364             121,597
    Depreciation and amortization              5,084,485           1,956,354          15,027,174           3,956,498
                                          ---------------       -------------     ---------------     ---------------
                                              11,528,551           3,025,265          32,618,000           6,182,433
                                          ---------------       -------------     ---------------     ---------------

Earnings Before Equity in Loss of
    Unconsolidated Subsidiaries and
    Minority Interests                         7,500,692           5,515,031          21,326,806         14,629,702

Equity in Loss of Unconsolidated
    Subsidiaries After Deduction of
    Preferred Stock Dividends in 2000         (3,557,914)           (126,190)         (3,750,585)           (386,627)

Minority Interest                                (52,353)           (137,217)         (1,098,352)           (403,427)
                                          ---------------     ---------------     ---------------     ---------------
Net Earnings                              $    3,890,425      $    5,251,624      $   16,477,869      $   13,839,648
                                          ===============     ===============     ===============     ===============

Earnings Per Share of Common Stock:
    Basic                                 $         0.06      $         0.13      $         0.27      $         0.38
                                          ===============     ===============     ===============     ===============
    Diluted                               $         0.06      $         0.13      $         0.27      $         0.37
                                          ===============     ===============     ===============     ===============
Weighted Average Number of Shares
    of Common Stock Outstanding:
    Basic                                     68,897,098          41,094,629          60,806,624          36,178,713
                                          ===============     ===============     ===============     ===============
    Diluted                                   68,897,098          48,653,567          63,217,472          43,767,651
                                          ===============     ===============     ===============     ===============




     See accompanying notes to condensed consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Nine Months Ended September 30, 2001 and Year Ended December 31, 2000


                                                                                     Accumulated   Minority interest
                                          Common Stock              Capital in      distributions   distributions in
                                   Number of           Par          excess of         in excess           and
                                    shares            value         par value      of net earnings  accum. earnings        Total
                                ---------------  --------------   --------------  ---------------- ----------------  ---------------
Balance at December 31, 1999        28,902,914   $      289,029   $  256,231,833     $ (3,466,023)  $           --   $  253,054,839

Subscriptions received for
    common stock through public
    offerings and distribution
    reinvestment plan               20,368,404          203,684      203,480,360               --               --      203,684,044


Retirement of common stock            (269,276)          (2,693)      (2,500,791)              --               --       (2,503,484)

Stock issuance costs                        --               --      (24,808,156)              --               --      (24,808,156)

Net earnings                                --               --               --       20,670,462               --       20,670,462

Minority interest distributions
    in excess of contributions
    and accumulated earnings                --               --               --               --       (2,726,432)      (2,726,432)

Distributions declared and paid
    ($.74 per share)                        --               --               --      (28,082,275)              --      (28,082,275)
                                ---------------  ---------------  ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2000        49,002,042   $      490,020   $  432,403,246   $  (10,877,836)  $   (2,726,432)  $  419,288,998
                                ===============  ===============  ===============  ===============  ===============  ===============


     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
      Nine Months Ended September 30, 2001 and Year Ended December 31, 2000


                                                                                              Minority
                                                                                            distributions
                                                                 Accumulated   Accumulated   in excess of
                      Common Stock        Capital in            distributions     other       contr. and
                        Number of       Par        excess of      in excess   comprehensive  accumulated               Comprehensive
                         shares        value       par value   of net earnings    income      earnings        Total        income
                       ----------- ------------- -------------  ------------- ------------- -------------  ------------ ------------
 Balance at
   December 31, 2000   49,002,042  $    490,020  $432,403,246   $(10,877,836) $         --  $ (2,726,432)  $419,288,998 $        --

 Subscriptions
   received for com-
   mon stock through
   public offerings
   and distribution
   reinvestment plan   23,392,745       233,927   233,693,526             --            --            --    233,927,453          --


 Retirement of common
   stock                 (181,668)       (1,817)   (1,669,525)            --            --            --     (1,671,342)         --

 Stock issuance costs          --            --   (28,368,056)            --            --            --    (28,368,056)         --

 Net earnings                  --            --            --     16,477,869            --            --     16,477,869  16,477,869

 Minority interest
   distributions in
   excess of contri-
   butions and
   accumulated earnings        --            --            --             --            --       178,707        178,707          --

 Current period
   adjustments to
   recognize value of
   cash flow hedge             --            --            --             --    (2,231,882)           --     (2,231,882) (2,231,882)
                                                                                                                        ------------
Total comprehensive
   income                      --            --            --             --            --            --            --  $14,245,987
                                                                                                                        ============
Distributions
   declared and paid
   ($.74 per share)            --            --            --    (34,066,688)           --            --    (34,066,688)
                     ------------  ------------  -------------  ------------- ------------  ------------   -------------
 Balance at
   December 31, 2001  72,213,119   $    722,130  $636,059,191    (28,466,655)   (2,231,882)   (2,547,725)  603,535,059
                     ============  ============= =============  =============  ============  ============= =============

     See accompanying notes to condensed consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months            Nine Months
                                                                          Ended                  Ended
                                                                   September 30, 2001      September 30, 2000
                                                                   ------------------     -------------------
         Net cash provided by operating activities                  $      40,393,338     $       26,133,477
                                                                    ------------------    -------------------

         Cash flows from investing activities:
            Additions to land, buildings and
               equipment on operating leases                              (75,525,562)          (170,504,665)
            Increase in restricted cash                                    (4,020,382)              (787,122)
            (Increase) decrease in other assets                              (129,530)               658,430
            Investments in unconsolidated subsidiaries                   (162,490,900)                    --
            Acquisition of remaining interest in CNL
               Hotel Investors, Inc.                                      (32,884,119)                    --
                                                                    ------------------    -------------------

               Net cash used in investing activities                     (275,050,493)          (170,633,357)
                                                                    ------------------    -------------------
         Cash flows from financing activities:
            Principal payments on mortgage loans                             (817,766)                   --
            Proceeds from mortgages loans and other
               notes payable                                               24,090,705             10,000,000
            Proceeds from line of credit                                   36,000,000                     --
            Subscriptions received from
               stockholders                                               233,927,453            154,090,020
            Distributions to stockholders                                 (34,066,688)           (14,280,431)
            Distributions to minority interest                             (2,626,577)           (10,439,719)
            Retirement of common stock                                     (1,671,342)            (1,173,600)
            Payment of stock issuance costs                               (28,368,056)           (18,731,979)
            Payment of loan costs                                          (2,071,853)                    --
            Other                                                                  --                (98,713)
                                                                    ------------------    -------------------

               Net cash provided by financing activities                  224,395,876            119,365,578

                                                                    ------------------    -------------------

         Net decrease in cash and cash equivalents                        (10,261,279)           (25,134,302)

         Cash and cash equivalents at beginning of
            period                                                         50,197,854            101,972,441
                                                                    ------------------    -------------------

         Cash and cash equivalents at end of period                 $      39,936,575     $        76,838,139
                                                                    ==================    ===================



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                        Nine Months           Nine Months
                                                                           Ended                 Ended
                                                                       September 30,         September 30,
                                                                           2001                   2000
                                                                     -----------------     ------------------
         Supplemental schedule of non-cash financing
                activities:

                Distributions declared but not paid to
                       minority interest                             $         94,352      $         183,343
                                                                     =================     ==================


                Reduction in tax incremental financing
                       note through tax payments by tenant           $        315,391      $         315,391
                                                                     =================     ==================

                Loan costs capitalized to construction
                       in progress                                   $        162,624      $              --
                                                                     =================     ==================

          Supplemental schedule of non-cash investing activities:

                Amounts incurred but not paid for
                       construction in progress                      $      5,526,764      $              --
                                                                     =================    ===================



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.   Organization
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investor, LP, CNL WBR Investors, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C., an 89 percent owned limited liability company), CNL LLB LP Holding, Ltd. and each of their subsidiaries. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.


2.   Summary of Significant Accounting Policies
     ---------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("FAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles must be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In October 2001 the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of
     Long Lived Assets" ("FAS 144"), which requires long lived assets to be disposed of to be valued at the lower of the carrying amount of fair value less cost to sell. The Company expects that the implementation of these pronouncements will have no material impact on the Company's results of operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

2.   Summary of Significant Accounting Policies - Continued:
     -------------------------------------------------------

     REIT Modernization Act - In November 1999, Congress passed the Work Incentives Act of 1999, also known as the REIT Modernization Act ("RMA"), which allows a REIT to own up to 100 percent of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal income tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA were effective January 1, 2001. The Company, consistent with the requirements/provisions of the RMA, has formed seven subsidiaries, which have each made an election to be treated as a TRS.

     Risks and Uncertainties - The attacks on the World Trade Center and the Pentagon on September 11, 2001 adversely impacted economic activity during the weeks following the attacks, particularly affecting the travel and lodging industries. To the extent that the reduction in business and leisure travel experienced since the attacks is prolonged, the business of the Company's tenants and managers may be affected and hotel occupancy and revenues and, as a result, the Company's revenues may remain at reduced levels to the extent that rents and other revenues received by the Company are calculated as a percentage of hotel revenues. Further, the Company's TRS's, which lease certain properties from the Company, will likely be impacted by a reduction in hotel operating revenues. In addition, if the reduction in travel is protracted, the ability of the Company's tenants to make rental payments may be affected.

3.   Investments in Unconsolidated Subsidiaries:
     -------------------------------------------

     Desert Ridge Joint Venture

     In December 2000, the Company, through subsidiaries, acquired a 44 percent interest in Desert Ridge Resort Partners, LLC (the "Desert Ridge Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. Desert Ridge Joint Venture invested in Desert Ridge Resort, LLC, a single purpose limited liability company that owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. As of September 30, 2001, the Company had made an initial capital contribution of $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property (including acquisition of land, development and construction) is estimated to be $298 million. This investment was accounted for using the equity method of accounting. Although this resort property is currently under construction, limited operations for the nine months ended September 30, 2001 resulted from a golf course located on the premises.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.   Investments in Unconsolidated Subsidiaries - Continued:
     -------------------------------------------------------

     The following presents unaudited condensed financial information for the Desert Ridge Joint Venture as of and for the nine months and year ended:


                                                             September 30,          December 31,
                                                                  2001                  2000
                                                          -------------------    -----------------

         Land, buildings and equipment, net                     $ 109,172,911         $ 43,803,084
         Other assets                                               8,975,769           15,350,499
         Cash and cash equivalents                                  7,531,318            2,047,614
         Restricted cash                                           85,415,039          143,510,658
         Mortgage payable and accrued interest                    179,000,000          179,000,000
         Other note payable                                         1,218,515                   --
         Accounts payable and accrued expenses                     11,768,303                   --
         Due to related parties                                       187,595            9,800,036
         Distributions payable                                        262,125                   --
         Members' equity                                           18,658,499           15,911,819
         Net sales                                                  2,520,077                   --
         Gross profit                                               1,001,509                   --
         Net loss                                                  (2,964,344)                  --


     A portion of the mortgage payable held by the Desert Ridge Joint Venture bears interest at an annual rate of 185 basis points above 3-month LIBOR. The Desert Ridge Joint Venture has entered into an interest rate swap agreement (the "Swap") to effectively convert the variable rate portion of this mortgage to a fixed rate of 6.025 percent per annum. The Swap is being accounted for as a cash flow hedge under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). All terms of the Swap are identical to the terms of the underlying mortgage. The blended interest rate on the aggregate principal amount of the $179 million mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately 10.13 percent per annum.

     Waikiki Joint Venture

     In July 2001, the Company, through subsidiaries, acquired a 49 percent interest in WB Resort Partners, L.P. (the "Waikiki Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. Waikiki Joint Venture invested in WBM Resort, L.P., a single purpose limited liability company that owns the Waikiki Beach Marriott in Honolulu, Hawaii (the "Waikiki Property"), which is currently under going significant renovations. As of September 30, 2001, the Company had made total capital contributions of approximately $15.5 million of its anticipated $42 million investment in the Waikiki Joint Venture. The total cost of the Waikiki Property (including acquisition of land, development and renovation costs) is estimated to be $215 million. This investment is accounted for using the equity method of accounting. Although this resort property is currently undergoing significant renovations, it has remained partially open. Operations for the nine months ended September 30, 2001 resulted from the operations of the open portion of the resort.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

3.   Investments in Unconsolidated Subsidiaries - Continued:
     -------------------------------------------------------

     The following presents unaudited condensed financial information for the Waikiki Joint Venture as of and for the nine months ended September 30, 2001:

                   Land, buildings and equipment, net           $ 167,729,886
                   Other assets                                     5,974,851
                   Cash and cash equivalents                        1,969,387
                   Mortgage payable and accrued interest          130,431,239
                   Other note payable                               1,540,200
                   Accounts payable and accrued expenses           16,270,074
                   Distributions payable                              524,382
                   Partners' equity                                26,908,229
                   Net sales                                        4,931,045
                   Gross profit                                     1,994,904
                   Net loss                                        (4,179,738)


     Hilton Joint Venture

     On September 27, 2001, the Company and Hilton Hotels Corporation ("Hilton") formed a joint venture (the "Hilton Joint Venture") of which the Company owns a 63 percent interest and Hilton owns a 37 percent interest. The Hilton Joint Venture owns four properties: the Miami, Florida property and the Costa Mesa, California property, which were contributed by the Company, and the Auburn Hills, Michigan property and the Portland, Oregon property, which were contributed by Hilton. The total value of the four properties contributed, including adjustments for the proration of various operating assets and liabilities, was approximately $215,929,000 and approximately $21,000,000 will be expended to renovate the Miami, Florida and Costa Mesa, California properties. The Hilton Joint Venture has a commitment from a lender to obtain permanent financing totaling $100 million, to be secured by first mortgage liens on the four properties. Proceeds from the mortgage will be distributed to the Company and to Hilton such that, ultimately, the Company and Hilton will own 70 percent and 30 percent, respectively, of the Hilton Joint Venture. This transaction closed on October 2, 2001 (see footnote 12, "Subsequent Events"). The acquisition of the properties and the formation of the Hilton Joint Venture occurred through a series of transactions. The first transaction was the Company's acquisition of the Miami, Florida property for $78,500,000 which occurred on September 6, 2001. The second transaction occurred on September 17, 2001, whereby the Company acquired the Costa Mesa, California property for $58,108,000. The third transaction occurred on September 27, 2001 whereby the Company conveyed ownership of the Miami, Florida and Costa Mesa, California proper-ties and Hilton conveyed ownership of the Aurburn Hills, Michigan and Portland, Oregon properties to the Hilton Joint Venture. Although the Hilton Joint Venture will be 70 percent owned by the Company, it will accounted for under the equity method of accounting as Hilton has retained significant decision making authority for the entity. Hotel operations during the quarter ended September 30, 2001 related to the time period that the Company owned the Miami, Florida and the Costa Mesa, California properties prior to the formation of the Hilton Joint Venture.


     The following presents unaudited condensed financial information for the Hilton Joint Venture as of and for the nine months ended September 30, 2001:

                   Land, buildings and equipment, net           $ 214,102,644
                   Cash and cash equivalents                        1,048,740
                   Accounts receivable, net                           777,396
                   Inventory                                          561,071
                   Due from affiliates                                450,192
                   Prepaid and other assets                           492,309
                   Accounts payable and other accrued expenses      3,687,701
                   Partners' equity                               213,744,651
                   Net sales                                          287,719
                   Gross profit                                       120,191
                   Net loss                                           (91,233)

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

4.   Investment in Consolidated Subsidiaries:
     ----------------------------------------

     Hotel Investors

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

     In June 2001, the Company acquired the remaining 29 percent of Hotel Investors from Five Arrows for approximately $32.9 million resulting in the Company owning 100 percent of Hotel Investors. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value adjustment to book value) of approximately $10.8 million has been reflected in land, buildings and equipment on operating leases in the accompanying condensed consolidated balance sheets.

     The following presents unaudited pro forma information on the results of operations for the Company as if the acquisition had taken place on January 1, 2000:

                                   September 30,          December 31,
                                        2001                  2000
                                 -------------------    -----------------

         Revenues                     $ 53,944,805         $ 47,676,054
         Net earnings                   20,652,094           23,735,584

         Basic EPS                            0.34                 0.61
         Diluted EPS                          0.34                 0.61


5.   Redemption of Shares:
     ---------------------

     The Company has a redemption plan such that prior to listing on a national securities exchange or over-the-counter market, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. During the nine months ended September 30, 2001 and 2000, 181,668 and 127,565 shares, respectively, were redeemed for $1,671,342 and $1,211,868, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

6.   Indebtedness:
     -------------

     At September 30, 2001 and December 31, 2000, indebtedness consisted of the following:


                                                September 30,            December 31,
                                                    2001                     2000
                                              ------------------     ------------------
        Mortgages payable and accrued
           interest                                $169,237,560          $170,055,326
        Construction loan facilities                 33,988,055             9,897,341
        Tax incremental financing note                9,369,209             9,684,609
        Line of credit                               36,000,000                    --
                                              ------------------     ------------------
                                                   $248,594,824          $189,637,276
                                              ==================     ==================


     During September 2001, the Company obtained a revolving line of credit (the "Revolving LOC") from a bank to be used by the Company to fund the acquisition and development of properties and investments in mortgage loans and secured equipment leases. The Company is able to receive cash advances of up to approximately $96.7 million for a period of five years. Interest payments will be made monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC bear interest at an annual rate of 225 basis points above 30-day LIBOR (4.88 percent as of September 30, 2001). The Revolving LOC is collateralized by mortgages on certain hotel properties.

7.   Distributions:
     --------------

     For the nine months ended September 30, 2001 and 2000, approximately 59 percent and 54 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 41 percent and 46 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


8.   Related Party Transactions - Continued:
     ---------------------------------------

     Amounts incurred relating to these transactions with affiliates were as follows for the nine months ended September 30:

                                                  2001              2000
                                             ------------    --------------
     CNL Securities Corp.:
        Selling commissions                   $17,544,559       $11,553,242
        Marketing and due diligence expense     1,090,270           770,217
                                             ------------    --------------
                                               18,634,829        12,323,459
                                             ------------    --------------

     Advisor and its affiliates:
         Acquisition fees                      15,317,292         6,873,751
         Development fees                       1,828,882                --
         Asset management fees                  2,424,952         1,003,416
                                             ------------    --------------
                                               19,571,126         7,877,167
                                             ------------    --------------
                                              $38,205,955       $20,200,626
                                             ============    ==============

     Of these amounts, $2,852,895 and $1,359,417 is included in due to related parties in the accompanying condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, respectively.

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

                                               2001            2000
                                            -----------    ------------
           Stock issuance costs             $3,714,996       $3,156,163
           General operating and
                administrative expenses        729,623          334,115
           Land, buildings and equipment
                on operating leases and
                other assets                    11,889              735
                                            -----------    ------------
                                            $4,456,508       $3,491,013
                                            ===========    ============

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $3,337,100 and $17,568,909 at September 30, 2001 and December 31, 2000,
     respectively.

9.   Concentration of Credit Risk:
     -----------------------------

     Two of the Company's tenants contributed 44 percent and 42 percent of total rental income for the quarter and nine months ended September 30, 2001, respectively. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the quarter and nine months ended September 30, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

9.   Concentration of Credit Risk - Continued:
     -----------------------------------------

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

10.  Earnings Per Share:
     -------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters ended September 30, 2001 and 2000, 0 and approximately 7.6 million shares, respectively, and for the nine months ended September 30, 2001 and 2000, approximately 2.4 and 7.6 million shares, respectively, related to the conversion of Hotel Investors' Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation.

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters and nine months ended September 30:


                                                          Quarter Ended September 30,      Nine Months Ended September 30,
                                                             2001              2000             2001              2000
                                                       -------------     --------------    --------------    --------------
Basic Earnings Per Share:
   Net Earnings                                        $  3,890,425      $   5,251,624     $  16,477,869     $  13,839,648
                                                       =============     ==============    ==============    ==============

   Weighted average number of shares outstanding         68,897,098         41,094,629        60,806,624        36,178,713
                                                       =============     ==============    ==============    ==============

   Basic earnings per share                            $       0.06      $        0.13     $        0.27     $        0.38
                                                       =============     ==============    ==============    ==============

Diluted Earnings Per Share:
   Net Earnings                                        $  3,890,425      $   5,251,624       $16,477,869     $  13,839,648

   Additional income attributable to investment in
     unconsolidated subsidiary assuming all
     Preferred Shares were converted                             --            850,450         1,006,428         2,542,894
                                                       -------------     --------------    --------------    --------------
       Adjusted net earnings assuming
         dilution                                      $  3,890,425      $   6,102,074     $  17,484,297     $  16,382,542
                                                       =============     ==============    ==============    ==============
   Weighted average number of shares
     outstanding                                         68,897,098         41,094,629        60,806,624        36,178,713

     Assumed conversion of Preferred Stock                       --          7,588,938         2,410,848         7,588,938
                                                       -------------     --------------    --------------    --------------
       Adjusted weighted average number of
         shares outstanding                              68,897,098         48,653,567        63,217,472        43,767,651
                                                       =============     ==============    ==============    ==============
     Diluted Earnings Per Share                        $       0.06      $        0.13     $        0.28     $        0.37
                                                       =============     ==============    ==============    ==============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000

11.  Commitments and Contingencies:
     ------------------------------

     At September 30, 2001, the Company has a commitment to fund the remaining capital contributions to the Desert Ridge Joint Venture of approximately $16.2 million, which is to be funded over the remaining construction period of approximately 15 months.

     At September 30, 2001 the Company has a commitment to fund the remaining capital contributions to the Waikiki Joint Venture of approximately $26.5 million, which is to be funded over the remaining renovation period of approximately nine months.

     In addition, as of September 30, 2001, the Company has a commitment to fund the remaining estimated construction costs of approximately $33 million, in connection with three other properties under construction. It is expected that this amount will be funded using proceeds from the Company's construction loan facilities, which had approximately $38 million in available borrowing capacity as of September 30, 2001.

12.  Subsequent Events:
     ------------------

     During the period October 1, 2001 through November 8, 2001, the Company received subscription proceeds of $42,998,441 for an additional 4,299,844 shares of common stock.

     On October 1, 2001 and November 1, 2001, the Company declared distributions to stockholders of record on October 1, 2001 and November 1, 2001, totaling $4,671,324 and $4,790,030, respectively, or $0.06458 per Share, payable in January 2001.

     On October 2, 2001 the Hilton Joint Venture obtained mortgage financing from a lender in the amount of $100 million, collateralized by the Hilton Joint Venture's four hotel properties. The loan has a term of five years and bears annual interest at a variable rate equal to 230 basis points above one-month LIBOR subject to a three-year cap (the "Hilton Cap") of
     8.30 percent and a floor of 4.96 percent. The Hilton Cap will be accounted for as a cash flow hedge under the provisions of FAS 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                  Introduction
                                  ------------

     CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner of Hospitality Partners. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Hotel Investors, Inc. ("Hotel Investors"), CNL DRR Investor, LP, CNL WBR Investor, LP, CNL Philadelphia Annex, LLC (formerly known as Courtyard Annex L.L.C., and 89 percent owned limited liability company), CNL LLB LP Holding, Ltd., and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing and furniture, fixture and equipment financing to operators of hotel chains. Secured equipment leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of secured equipment leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock.

                              Results of Operations
                              ---------------------

Comparison of quarters and nine months ended September 30, 2001 and September 30, 2000

     As of September 30, 2001, the Company owned interests 39 Properties, consisting of land, buildings and equipment, including three Properties on which hotel Properties are being constructed, an interest in a joint venture in which a resort is being constructed ("Desert Ridge Joint Venture"), an interest in a joint venture in which a resort is being renovated ("Waikiki Joint Venture"), and had entered into "triple-net" lease agreements relating to these Properties. The Property leases generally provide for minimum base annual rental payments ranging from approximately $716,000 to $17,800,000, which are payable in monthly installments. In addition, certain of the leases also provide that, commencing in the second lease year, the annual base rent required under the terms of the leases will increase. Certain other leases with tenants who are affiliated with the Company provide for lease payments equal to the greater of a base rent or rent based on a percentage of total hotel sales. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. No such contingent rent has been earned as of September 30, 2001. The Company's leases also require the establishment of separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital items ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties where the tenant is an unrelated third party are owned by the Company and have been reported as additional rent ("FF&E Reserve Revenue") for the nine months ended September 30, 2001 and 2000. For these Properties, the funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals and additions to furniture, fixtures and equipment of the Property and routine capital expenditures relating to the Property. The cash in the FF&E Accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. Deposits into the FF&E Accounts for certain other Properties, where the tenant is a subsidiary of the Company, are owned by the tenant and are not reported as additional rent for the nine months ended September 30, 2001 and 2000.

     During the nine months ended September 30, 2001 and 2000, the Company earned rental income from operating leases and FF&E Reserve Revenue of $49,890,912 and $12,718,572, respectively ($16,911,381 and $6,261,656 of which was earned during the quarters ended September 30, 2001 and 2000, respectively). The increase in rental income and FF&E Reserve Revenue is due to the Company owning an interest in 39 Properties during the quarter ended September 30, 2001, as compared to 15 Properties during the quarter ended September 30, 2000 and due to the consolidation of Hotel Investors in October 2000. Because additional Property acquisitions are expected to occur, revenues for the quarter and nine months ended September 30, 2001 represent only a portion of revenues which the Company is expected to earn in future periods.

     During the nine months ended September 30, 2001 and 2000, the Company earned $2,903,018 and $5,312,997, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income ($966,986 and $1,351,809 of which was earned during the quarters ended September 30, 2001 and 2000, respectively). The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments and the period of time the funds were invested as compared to 2000. As net offering proceeds from the Company's offering are invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease.

     In connection with the Company's investment in Hotel Investors, the Company recorded $2,780,566 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,939, for the nine months ended September 30, 2000. In October 2000, the Company purchased an additional interest in Hotel Investors, which resulted in a majority ownership interest and the consolidation of Hotel Investors as of December 31, 2000. As such, no dividend income was recognized for the quarter or nine months ended September 30, 2001. The equity in loss of unconsolidated subsidiaries for the quarter and nine months ended September 30, 2001 related to the Company's investment in the Desert Ridge Joint Venture and the Waikiki Joint Venture.

     Operating expenses, including depreciation and amortization expense and interest expense, were $32,618,000 and $6,182,433 for the nine months ended September 30, 2001 and 2000, respectively ($11,528,551 and $3,025,265 of which was incurred during the quarters ended September 30, 2001 and 2001, respectively) representing 59 percent and 30 percent of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to 2000, was the result of the Company owning interests in 39 Properties during 2001 compared to 15 Properties in 2000 and the consolidation of Hotel Investors as of October 2000. Additionally, interest expense increased from $26,155 for the nine months ended September 30, 2000 to $10,413,514 for the nine months ended September 30, 2001 ($3,343,187 and $9,933 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively), primarily due to the consolidation of Hotel Investors in October 2000 and an increase in the amount of indebtedness as compared to 2000. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in mortgage loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

     Pursuant to an advisory agreement, CNL Hospitality Corp., the advisor to the Company ("the Advisor"), is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the quarters and nine months ended September 30, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

     Two of the Company's tenants contributed 44 percent and 42 percent of total rental income for the quarter and nine months ended September 30, 2001, respectively. In addition, a significant portion of the Company's rental income was earned from Properties operating as Marriott(R) brand chains during the nine months ended September 30, 2001. Although the Company intends to acquire Properties in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such as default is reduced due to initial and continuing due diligence performed by the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during 2001 and subsequent years.

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


                                                          Quarter                             Nine Months
                                                    Ended September 30,                   Ended September 30,
                                                   2001               2000               2001             2000
                                              ----------------    -------------      -------------    --------------

Net earnings                                     $ 3,890,425      $ 5,251,624        $ 16,477,869      $ 13,839,648
    Adjustments:
       Effect of unconsolidated subsidiaries         492,306          596,299             515,206         1,786,669
       Effect of minority interest                   (59,303)         (55,765)           (881,528)         (167,295)
       Amortization of real estate assets             64,058           53,487             192,179            94,868
       Depreciation of real estate assets          5,020,427        1,902,867          14,834,995         3,861,630
                                             -----------------   --------------     --------------   -----------------
FFO                                              $ 9,407,913      $ 7,748,512        $ 31,138,721      $ 19,415,520
                                             =================   ==============     ==============   =================
Weighted average shares:
          Basic                                   68,897,098       41,094,629          60,806,624        36,178,713
                                             =================   ==============     ==============   =================
          Diluted                                 68,897,098       48,653,567          63,217,472        43,767,651
                                             =================   ==============     ==============   =================


Risks and  Uncertainties

     The attacks on the World Trade  Center and the  Pentagon on  September  11,
2001 adversely impacted economic activity during the weeks following the attacks, particularly affecting the travel and lodging industries. To the extent that the reduction in business and leisure travel experienced since the attacks is prolonged, the business of the Company's tenants and managers may be affected and hotel occupancy and revenues and, as a result, the Company's revenues may remain at reduced levels to the extent that rents and other revenues received by the Company are calculated as a percentage of hotel revenues. Further, the Company's taxable REIT subsidiaries, which lease certain properties from the Company, will likely be impacted by a reduction in hotel operating revenues. In addition, if the reduction in travel is protracted, the ability of the Company's tenants to make rental payments may be affected.


                         Liquidity and Capital Resources
                         -------------------------------

Common Stock Offerings

     The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisor. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Initial Offering"). Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). Upon completion of the 1999 Offering on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 shares) from its 1999 Offering, including $965,194
(96,520 shares) issued pursuant to the reinvestment plan. Following the completion of the 1999 Offering on September 14, 2000, the Company commenced a third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2000 Offering for sales of shares prior to July 1, 2001, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, were substantially the same as those for the Initial Offering and 1999 Offering. As of July 1, 2001, the percentage of gross proceeds payable to the managing dealer and its affiliates as expenses in connection with the offering increased and is expected to remain at the higher level for the remainder of the 2000
Offering. As of September 30, 2001, the Company had received subscription proceeds of $301,497,858 (30,149,759 shares) from its 2000 Offering, including $2,076,271 (207,627 shares) issued pursuant to the reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     As of  September  30,  2001,  net  proceeds to the Company from its Initial
Offering, 1999 Offering and 2000 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $885,157,000. The Company has used approximately $338,658,000 of net offering proceeds and $244,355,000 of loan proceeds to invest in 39 hotel Properties, including three on which hotel Properties are being constructed, approximately $24,300,000 to invest in two joint ventures on which Properties are being constructed or renovated, approximately $136,061,000 to invest in the Hilton Joint Venture, approximately $58,192,000 to acquire an additional 51 percent ownership in Hotel Investors, approximately $4,293,000 to redeem 463,831 shares of common stock and approximately $46,404,000 to pay acquisition fees and expenses, leaving approximately $32,894,000 available for investment in Properties and mortgage loans.

     During the period October 1, 2001 through November 8, 2001, the Company received additional net offering proceeds of approximately $42,998,000 and debt proceeds from the Hilton Joint Venture of approximately $54,107,000 resulting in approximately $126,557,000 available for investment in Properties and mortgage loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering, to purchase additional Properties and, to a lesser extent, invest in mortgage loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in mortgage loans and secured equipment leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 2001 and 2000, 181,668 shares and 127,565 shares, respectively, were redeemed at $1,671,342 and $1,211,868, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

Commitments

     At September 30, 2001, the Company had a commitment to fund the remaining capital contributions to the Desert Ridge Joint Venture of approximately $16.2 million, which will be funded over the remaining construction period of approximately 18 months.

     At September 30, 2001 the Company had a commitment to fund the remaining capital contributions to the Waikiki Joint Venture of approximately $26.5 million, which will be funded over the remaining period of approximately nine months.

     In addition, as of September 30, 2001, the Company had a commitment to fund the remaining estimated construction costs of approximately $33 million, in connection with three other Properties under construction. It is expected that this amount will be funded using proceeds from the Company's construction loan facilities, which had approximately $38 million in available capacity as of September 30, 2001.

Cash and Cash Equivalents / Cash Flows

     Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At September 30, 2001, the Company had $39,936,575 invested in such short-term investments as compared to $50,197,854 at December 31, 2000. The decrease in the amount invested in short-term investments was primarily attributable to the initial investment into the Hilton Joint Venture and additional investments into the Waikiki Joint Venture to fund renovation costs, offset by proceeds received from the sale of common stock. These funds will be used to purchase additional Properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

     During the nine months ended September 30, 2001 and 2000, the Company generated cash from operations of $40,393,338 and $26,133,477, respectively. Cash used in investing activities was $275,050,493 and $170,633,357 for the nine months ended September 30, 2001 and 2000, respectively. Cash used in investing activities for the nine months includes additions to land, buildings and equipment of $75,525,562 and $170,504,665 for 2001 and 2000, respectively,
$32,884,119 for the acquisition of the remaining interest in Hotel Investors in June 2001, and $162,490,900 for investment in the Waikiki, Desert Ridge, and Hilton Joint Ventures. The majority of these additions in 2001 related to the acquisition of the following Properties, which are operated by tenants with the noted brand affiliation:


                 Brand Affiliation                Property Location         Purchase Date         Purchase Price
      ---------------------------------------- ------------------------ ---------------------- ---------------------
          Courtyard(R)by Marriott(R)             Overland Park, KS          February 2, 2001        $15,790,000
          SpringHill Suites(R)by Marriott(R)     Raleigh, NC                February 2, 2001          8,822,000
          SpringHill Suites(R)by Marriott(R)     Centreville, VA            March 23, 2001           11,414,000
          SpringHill Suites(R)by Marriott(R)     Charlotte, NC              March 23, 2001           11,773,000
          Land purchased for development         Edison, NJ                 April 6, 2001             2,705,000
          Hilton(R)Miami Airport & Towers*       Miami, FL                  September 6, 2001        77,905,000
          Hilton(R)Costa Mesa*                   Costa Mesa, CA             September 16, 2001       58,155,000
          Hilton Suites(R)Auburn Hills**         Auburn Hills, MI           September 26, 2001       32,433,000
          Embassy Suites(R)Portland**            Portland, OR               September 26, 2001       46,425,000


        * Property was purchased by Company as part of the Hilton Joint Venture. ** Property was contributed by Hilton to the Hilton Joint Venture.

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

     In June 2001, the Company acquired the remaining 29 percent of Hotel Investors from Five Arrows for approximately $32.9 million resulting in the Company owning 100 percent of Hotel Investors. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired. The resulting purchase price adjustment (fair value book value adjustment) of approximately $10.8 million has been reflected in land, buildings and equipment on operating leases, in the accompanying condensed consolidated balance sheet.

     On September 27, 2001, the Company and Hilton Hotels Corporation ("Hilton") formed a joint venture (the "Hilton Joint Venture") of which the Company owns a 63 percent interest and Hilton owns a 37 percent interest. The Hilton Joint Venture owns four properties: the Miami, Florida property and the Costa Mesa, California property, which were contributed by the Company, and the Auburn Hills, Michigan property and the Portland, Oregon property, which were contributed by Hilton. The total value of the four properties contributed, including adjustments for the proration of various operating assets and liabilities, was approximately $215,929,000 and approximately $21,000,000 will be expended to renovate the Miami, Florida and Costa Mesa, California properties. The Hilton Joint Venture has a commitment from a lender to obtain permanent financing totaling $100 million, to be secured by first mortgage liens on the four properties. Proceeds from the mortgage will be distributed to the Company and to Hilton such that, ultimately, the Company and Hilton will own 70 percent and 30 percent, respectively, of the Hilton Joint Venture. This transaction closed on October 2, 2001 (see footnote 12, "Subsequent Events"). The acquisition of the properties and the formation of the Hilton Joint Venture occurred through a series of transactions. The first transaction was the Company's acquisition of the Miami, Florida property for $78,500,000 which occurred on September 6, 2001. The second transaction occurred on September 17, 2001, whereby the Company acquired the Costa Mesa, California property for $58,108,000. The third transaction occurred on September 27, 2001 whereby the Company conveyed ownership of the Miami, Florida and Costa Mesa, California proper- ties and Hilton conveyed ownership of the Aurburn Hills, Michigan and Portland, Oregon properties to the Hilton Joint Venture. Although the Hilton Joint Venture will be 70 percent owned by the Company, it will accounted for under the equity method of accounting as Hilton has retained significant decision making authority for the entity. Hotel operations during the quarter ended September 30, 2001 related to the time period that the Company owned the Miami, Florida and the Costa Mesa, California properties prior to the formation of the Hilton Joint Venture.

     Cash provided by financing activities was $224,395,876 and $119,365,578 for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities for the nine months ended September 30, 2001 and 2000 includes the receipt of $233,927,453 and $154,090,020 in subscriptions from stockholders. In addition, cash used in financing activities for the nine months ended September 30, 2001 and 2000 includes payments of distributions of $36,693,265 and $24,720,150, respectively (or $0.58 and $0.55 per share, respectively).

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

Related Party Transactions

     During the nine months ended September 30, 2001 and 2000, affiliates of the Company incurred on behalf of the Company $3,857,919 and $3,258,476, respectively ($1,763,351 and $416,577 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively), for certain offering expenses, $218,389 and $554,019, respectively ($83,204 and $185,982 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively), for certain acquisition expenses, and $658,221 and $530,944, respectively ($496,590 and $92,493 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively), for certain operating expenses. As of September 30, 2001, the Company owed the Advisor and other related parties $2,852,895 for expenditures incurred on behalf of the Company and for acquisition fees. The Advisor has agreed to pay or reimburse to the Company all offering expenses
(excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds with respect to shares sold prior to July 1, 2001.

Other

     As of September 30, 2001 and 2000, the tenants of the Properties had contributed reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment and routine capital expenditures relating to the hotel Properties (the "FF&E Reserve"). FF&E Reserve funds are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease, which include replacements, renewals, and additions to the furniture, fixtures, and equipment of the Property and routine capital expenditures related to the Property. For Properties which are leased by unrelated third party tenants, cash in the reserve accounts, any interest earned thereon, and any property purchased therewith remain, during and after the term of the lease, the property of the Company. For Properties that are leased by tenants who are subsidiaries of the Company, cash in the reserve accounts, any interest earned thereon, and any property purchased therewith remain, during and after the term of the lease, the property of the tenant. For the nine months ended September 30, 2001 and 2000, revenues relating to the FF&E Reserve funds of the Company owned Properties leased by unrelated tenants totaled $4,302,783 and $901,771, respectively ($1,446,933 and $421,658 of which was earned during the quarters ended September 30, 2001 and 2000, respectively). FF&E Reserve funds of $7,284,094 and $3,263,712 were classified as restricted cash as of September 30, 2001 and December 31, 2000, respectively.

     The Company declared and paid distributions to its stockholders of $34,066,688 and $19,469,870 during the nine months ended September 30, 2001 and 2000, respectively. In addition, on October 1, 2001 and November 1, 2001, the Company declared distributions to stockholders of record on October 1, 2001 and November 1, 2001, totaling $4,671,324 and $4,790,030, respectively, or $0.06458 per share, payable in January 2002.

     For the nine months ended September 30, 2001 and 2000, approximately 59 percent and 54 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 41 percent and 46 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2001 and 2000, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.





Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to risks associated with market changes in interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's strategy to manage exposure to changes in interest rates has remained unchanged since December 31, 2000. Other than as described below, the Company does not foresee any significant changes in its exposure to fluctuations in interest rates or in how it manages this exposure in the near future. As of September 30, 2001, the Company's fixed and variable rate debt instruments were as follows:


       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance             Maturity             Per Year          Variable Rate        Payments Due
     -------------------------- --------------------  ----------------- ----------------------- ----------------
            $  50,000,000           December 2007           8.335%                 --                Monthly
               86,512,789           July 2009                7.67%*                --                Monthly
               32,724,771           December 2007            8.29%                 --                Monthly
                9,369,209           September 2017          12.85%**               --                Monthly
               30,291,224           November 2003              --             LIBOR + 275 bps        Monthly
                3,696,831           September 2003             --             LIBOR + 300 bps        Monthly
               36,000,000           September 2006             --             LIBOR + 225 bps        Monthly


      *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
     **Implicit interest on the TIF Note is 12.85 percent.

     Because the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rates on mortgages and other notes payable was approximately 7.6 percent as of September 30, 2001.

     The Company's construction loan facility bears interest at a floating rate and matures in 2003. Approximately $30,291,000 was outstanding and approximately $24,709,000 was available for drawing under the construction loan facility as of September 30, 2001. Currently, the construction loan facility is being used to finance the construction of two hotel Properties. The estimated remaining cost to complete these Properties was $19,990,000 as of September 30, 2001.

     The Company's construction loan bears interest at a floating rate and matures in 2003. Approximately $3,697,000 was outstanding and approximately $13,303,000 was available for drawing under the construction loan as of September 30, 2001. Currently, the construction loan is being used to finance the construction of one hotel Property. The estimated remaining cost to complete this Property was $12,991,000 as of September 30, 2001.

     During September 2001, the Company obtained a revolving line of credit (the "Revolving LOC") from a bank to be used by the Company to fund the acquisition and development of Properties and investment in mortgage loans and secured equipment leases. The Company will be able to receive advances of up to approximately $96.7 million for a period of five years. Interest payments will be made monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC bear interest at an annual rate of 225 basis points above 30-day LIBOR (approximately 2.63 percent as of September 30, 2001). The Revolving LOC is collateralized by mortgages on hotel Properties. As of September 30, 2001, the Company had $36 million outstanding under its line of credit. The Company's exposure to fluctuations in interest rates may increase in the future if the Company incurs debt to fund future acquisitions or otherwise.

     In the event of a change in interest rates, the fair value of these amounts could be affected. The following table presents the expected cash flows of principal for mortgages and other notes payable for the remainder of 2001, each of the next four years, and thereafter:

                                                       Mortgages and
                                                        Other Notes
                                                          Payable
                                                     ------------------
                               2001                      $  1,283,925
                               2002                         2,238,951
                               2003                        36,381,931
                               2004                         2,561,298
                               2005                         2,742,225
                               Thereafter                 203,386,494
                                                     ------------------
                                                         $248,594,824
                                                     ==================

                                                       PART II


Item 1.           Legal Proceedings.  Inapplicable.
                  -----------------

Item 2.           Changes in Securities and Use of Proceeds.   Inapplicable.
                  -----------------------------------------

Item 3.           Defaults upon Senior Securities.  Inapplicable.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------
                  Inapplicable


Item 5.           Other Information.  Inapplicable.
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

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

               10.1 Advisory  Agreement  dated as of June 17, 2001,  between CNL
                    Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the 1999 Form S-11 and incorporated herein by reference.)

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

              10.50 Form of Lease Agreement  (Previously  filed as Exhibit 10.57 to the 1999 Form S-11 and incorporated herein by reference.)

          (b) The Company filed one report on Form 8-K reporting the acquisition of the Hilton Properties on September 27, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 DATED this 14th day of November, 2001.

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