Form 10-K
period 2001-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2002-03-05
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     (Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

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

                     Common Stock, $0.01 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. As of February 22, 2002, 81,382,909 shares were beneficially owned by non-affiliates. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

     The number of Shares of common stock outstanding as of February 22, 2001, was 81,402,909.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2002.


                                                 CONTENTS


                                                                                                   Page

Part I

    Item 1.     Business                                                                             2
    Item 2.     Properties                                                                           5
    Item 3.     Legal Proceedings                                                                    7
    Item 4.     Submission of  Matters to a Vote of Security Holders                                 7


Part II
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                8
    Item 6.     Selected Financial Data                                                              9
    Item 7.     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                      10
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                          21
    Item 8.     Financial Statements and Supplementary Data                                         21
    Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                        47

Part III.

    Item 10.    Directors and Executive Officers of the Registrant                                  47
    Item 11.    Executive Compensation                                                              47
    Item 12.    Security Ownership of Certain Beneficial Owners and Management                      47
    Item 13.    Certain Relationships and Related Transactions                                      47


Part IV.

    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                     47

Signatures                                                                                          54

Schedule III - Real Estate and Accumulated Depreciation                                             56

Exhibits                                                                                            59



                                     PART I

Item 1.  Business


     CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased for generally five to 20 years, plus renewal options generally for up to an additional 20 years on a "triple-net" basis, which means that the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance. Third party tenants are operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). In 2001, the Company began operating Properties using independent third party managers, as permitted by the REIT Modernization Act of 1999. It is expected that the Company will move from triple-net lease activities to owning and operating Properties using third parties to manage the Properties' day to day operations.


         The Company may also provide mortgage financing ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock. The Company has not provided any Mortgage Loans or Secured Equipment Financing as of December 31, 2001. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

     The Company was formed in June 1996, at which time it received initial capital contributions of $200,000 for 20,000 shares of common stock from the Advisor. On July 9, 1997, the Company commenced an offering to the public of up to 16,500,000 shares of common stock ($165,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Initial Offering"). Of the 16,500,000 shares of common stock offered, 1,500,000 ($15,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on June 17, 1999, the Company had received aggregate subscription proceeds of $150,072,637 (15,007,264 shares), including $72,637 (7,264 shares) through the
Company's reinvestment plan. Following the completion of its Initial Offering, the Company commenced a second offering of up to 27,500,000 shares of common stock ($275,000,000) (the "1999 Offering"). Upon completion of the 1999 Offering on September 14, 2000, the Company had received aggregate subscription proceeds of $274,998,988 (27,499,899 shares) from its 1999 Offering, including $965,194
(96,520 shares) issued pursuant to the reinvestment plan. Following the completion of the 1999 Offering on September 14, 2000, the Company commenced a third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the reinvestment plan. As of July 1, 2001, the percentage of gross proceeds payable to the managing dealer and its affiliates as expenses in connection with the offering increased and is expected to remain at the higher level for the remainder of the 2000 Offering. As of December 31, 2001, the Company had received subscription proceeds of $353,639,032 (35,363,903 shares) from its 2000 Offering, including $2,717,677 (271,768 shares) issued pursuant to the reinvestment plan.

     As of December 31, 2001, net proceeds to the Company from its Initial Offering, 1999 Offering and 2000 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $909,276,000. The Company has used approximately $385,598,000 of net offering proceeds and $223,766,000 of loan proceeds to invest in 35 hotel Properties, including three on which hotel Properties are being constructed, approximately $40,694,000 to invest in two joint ventures on which Properties are being constructed or renovated, approximately $88,089,000 to invest in a partnership with Hilton Hotels Corporation (the "Hilton Partnership"), approximately $13,763,000 to invest in a partnership with a subsidiary of Interstate Property Corporation (the "Interstate Partnership"), approximately $60,183,000 to acquire an additional 51 percent ownership in Hotel Investors, approximately $4,944,000 to redeem 533,534 shares of common stock and approximately $57,983,000 to pay acquisition fees and expenses, leaving approximately $34,256,000 available for investment in Properties and mortgage loans.

     On August 9, 2001, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering") in an offering expected to commence immediately following the completion of the 2000 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are expected to be substantially the same as those for the 2000 Offering for shares sold subsequent to July 1, 2001. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     During the period January 1, 2002 through February 22, 2002, the Company received additional net offering proceeds of approximately $40,654,000 and had approximately $11,100,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering and 2002 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $96,725,000 line of credit available, as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Borrowings on the line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, absent the Company demonstrating that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000 Offering and 2002 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it shares on a national securities exchange or over-the-counter market, although there is no assurance that such a listing ("Listing") will occur. If Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

     The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic increases in base rent and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within six years, either in whole or in part, through (a) Listing or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met.

     For the next six years or until Listing occurs, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of Secured Equipment Leases to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the line of credit. The Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets as discussed above. If Listing occurs, the Company intends to invest in additional Properties, Mortgage Loans and Secured Equipment Leases.

     In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases and joint venture agreements, however, may require the Company to sell a Property at an earlier time if the tenant or joint venture partner exercises its option to purchase a Property after a specified portion of the lease or joint venture agreement term has elapsed or certain other events have occurred. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.


Leases


     As of December 31, 2001, the Company owned interests in 43 Properties (35 directly owned and eight held indirectly through joint ventures), generally consisting of land, buildings and equipment The Company had entered into "triple-net" lease agreements for 33 of it Properties operated and managed by third parties. These leases generally provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000. Certain of the leases also provide for increases in the annual base rent. In addition to annual base rent, certain tenants pay contingent rent computed as a percentage of gross sales of the Property over a minimum gross sales threshold. The eight Properties owned through joint ventures and two of the Properties owned by the Company are operated by the joint ventures or the Company using independent third party managers. In the future the Company plans to obtain additional Properties and assume certain existing "triple-net" leases and operate these Properties using independent third party managers.

     The Company's third party leases also require the establishment of separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital items ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties are owned by the Company and have been reported as additional rent. The funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease. The cash in the FF&E Accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company.


Certain Management Services


     Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the line of credit and the Secured Equipment Leases. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives the asset management fee, which is payable monthly in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value"), plus one-twelfth of 0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of the line of credit, equal to 2 percent of the purchase price of the equipment subject to each Secured Equipment Lease. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5 percent of gross proceeds, loan proceeds from permanent financing and the line of credit that are used to acquire Properties, but excluding loan proceeds used to finance Secured Equipment Leases.

     The Advisory Agreement continues until June 16, 2002, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.


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

Item 2.  Properties

     As of December 31, 2001, the Company owned interests directly or indirectly in 43 Properties, located in 21 states, consisting of land, buildings and equipment, including three Properties on which hotel Properties are being constructed; interests in two joint ventures with Marriott International, Inc., through which one resort is being constructed and one resort is being renovated; an interest in a joint venture with Hilton Hotels Corporation, which owns four Properties; and an interest in a joint venture with Interstate Property Corporation, which owns two Properties.

     Generally, Properties acquired or to be acquired by the Company consist of both land, building and equipment; although in some cases, the Company may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. The 43 Properties directly or indirectly owned by the Company as of December 31, 2001, conform generally to the following specifications of size, cost, and type of land and buildings.

     Hotel Properties. The lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing. The hotel sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.

     The hotel buildings generally are mid-rise construction. The Properties consist of limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities. The Properties include equipment and the Properties held conform to the Hotel Chain's approved design concepts.

     For leases to independent third parties, the tenants generally are required by the lease agreements to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment so as to comply with the tenant's or manager's obligations under the franchise agreement to reflect the current commercial image of the Hotel Chain. These capital expenditures generally will be paid by the tenant during the term of the lease. These expenditures are funded through a reserve fund, which the tenant is obligated to fund, in additional to its lease payment, up to a pre-determined amount. Generally, money in that fund is used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally would be responsible for replenishing the reserve fund and to pay a specified return on the amount of capital expenditures paid for by the Company in excess of amounts in the reserve fund.

     As of December 31, 2001, 31 directly owned Properties (including three under construction) were pledged as collateral under the Company's financing arrangements. For more detailed information relating to these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings".

     The following table lists the number of Properties owned, directly or indirectly through joint ventures, by the Company as of December 31, 2001, by state, including Properties under construction. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.


                   State                          Total Number of Properties
      ---------------------------------        ------------------------------
      Arizona                                                  3*
      California                                               6
      Colorado                                                 1
      Connecticut                                              2
      Florida                                                  6**
      Georgia                                                  3
      Hawaii                                                   1*
      Kansas                                                   1
      Maine                                                    1
      Massachusetts                                            2
      Maryland                                                 1
      Michigan                                                 1
      Nevada                                                   1
      New Jersey                                               2***
      North Carolina                                           2
      Oregon                                                   1
      Pennsylvania                                             1
      Texas                                                    3
      Utah                                                     1
      Virginia                                                 3
      Washington                                               1
                                               ------------------------------
      Total Number of Properties                              43


        *Includes one Property owned by a partnership currently under construction/renovation.
       **Includes two Properties currently under construction.
      ***Includes one Property currently under construction.

     Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 2001 (see Item 1. Business), are substantially the same as those described in Item 1. Business.

     Crestline Capital Corporation ("Crestline Tenant") through two of its subsidiaries leases eleven Properties owned by the Company. Properties include three Residence Inns(R) by Marriott(R), three Towneplace Suites(R) by Marriott(R), three SpringHill Suites(TM) by Marriott(R), and two Courtyards(R) by Marriott(R). The initial term of each lease is approximately 19 years (expiring in 2019) and the aggregate minimum base annual rent from these Properties is approximately $12,945,000.

     City Center Annex Tenant Corporation leases the Courtyard(R) by Marriott(R) Property in Philadelphia, Pennsylvania. The initial term of the lease is 15 years (expiring in 2015) and the aggregate minimum base annual rent is approximately $6,500,000.

     WI Leasing, LLC ("WI Tenant") leases seven Properties owned by Hotel Investors. Properties include three Residence Inns(R) by Marriott(R), three
Courtyards(R) by Marriott(R) and one Marriott Suites(R). The initial term of each lease is approximately 19 years (expiring in 2018) and the aggregate minimum base annual rent from these Properties is approximately $17,669,000. As noted in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events", below, the Company took assignment of these leases on February 22, 2002.

     LLB Tenant Corporation leases three Properties owned by the Company. Properties include one Courtyard(R) by Marriott (R), one Townplace Suites(R) by Marriott(R) and one Springhill Suites (TM) by Marriott(R). The initial term of each lease is approximately 15 years (expiring in 2016) and the aggregate minimum base annual rent from these Properties is approximately $10,884,000.

Item 3.  Legal Proceedings

     Neither the Company, nor any of its subsidiaries, nor any of their respective Properties, is a party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of February 22, 2002, there were 26,471 stockholders of record of common stock. There is no public trading market for the shares, and even though the Company intends to list the shares on a national securities exchange or over-the-counter market within six years, there is no assurance that one will develop and it is not known at this time if a public market for the shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available, subject to certain conditions and limitations. The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder, however, shares have historically been redeemed for $9.20 per share. For the years ended December 31, 2001 and 2000, 251,373 and 269,276 shares, respectively, were redeemed at $9.20 per share and retired pursuant to the redemption plan.

     As of December 31, 2001, the offering price per Share was $10.

     The Company is aware of the following trades in its shares other than purchases made in its public offering and redemptions of shares by the Company:

        Effective Date          No. of Shares             Price Per Share
        --------------          -------------             ---------------
         June 1, 2001               2,000                     $7.45*
       October 1, 2001            1,275.85                    $9.00
        *Value received by seller after broker fees and commissions

     The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2001 and 2000, the Company declared cash distributions of $48,409,660 and $28,082,275, respectively, to the stockholders. No amounts distributed to stockholders for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per share:


2001 Quarter                             First          Second           Third         Fourth         Year
------------                           ---------      ----------       ---------     ----------    -----------

Total distributions declared          $9,772,721     $11,256,998     $13,036,969    $14,342,972    $48,409,660
Distributions per share                    0.191           0.191           0.194          0.194          0.770

2000 Quarter                             First          Second           Third         Fourth         Year
------------                           ---------      ----------       ---------     ----------    -----------

Total distributions declared          $5,522,124      $6,414,210      $7,533,536     $8,612,405    $28,082,275
Distributions per share                    0.181           0.181           0.188          0.188          0.738


     On January 1, 2002 and February 1, 2002, the Company declared distributions totaling $4,998,298 and $5,133,486, respectively, or $0.064583 per share of common stock, payable in March 2002, to stockholders of record on January 1, 2002 and February 1, 2002, respectively.


     The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

Item 6.  Selected Financial Data

                                                2001                2000               1999                1998         1997 (1)(3)
                                          ----------------    ----------------   ----------------     --------------   -------------

 Year Ended December 31:

  Revenues                                   $71,462,544         $36,099,219        $10,677,505         $1,955,461         $ 46,071
  Net earnings                                19,328,376          20,670,462          7,515,988            958,939           22,852
  Cash flows from operating activities        52,937,964          43,650,561         12,890,161          2,776,965           22,469
  Cash flows used in investing              (295,990,882)       (334,236,686)      (130,231,475)       (34,510,982)        (463,470)
    activities
  Cash flows from financing activities       237,680,116         238,811,538        206,084,832         36,093,102        9,308,755
  Cash distributions declared                 48,409,660          28,082,275         10,765,881          1,168,145           29,776
  Funds from operations (2)                   40,838,412          30,053,368         10,478,103          1,343,105           22,852
  Earnings per share:
    Basic                                           0.30                0.53               0.47               0.40             0.03
    Diluted                                         0.30                0.53               0.45               0.40             0.03
  Cash distributions declared per share             0.77                0.74               0.72               0.47             0.05
  Weighted average number of shares
    outstanding:
    Basic                                     64,457,643          38,698,066         15,890,212          2,402,344          686,063
    Diluted                                   66,282,330          45,885,742         21,437,859          2,402,344          686,063


  At December 31:
    Total assets                            $901,406,487        $653,962,058       $266,968,274        $48,856,690       $9,443,476
    Mortgages payable                        168,883,882         170,055,326                 --                 --               --
    Other  notes  payable  and line of
      credit                                  65,071,680          19,581,950                 --                 --               --
    Total stockholders' equity               637,876,684         419,288,998        253,054,839         37,116,491        9,233,917


     (1) No operations commenced until the Company received minimum offering proceeds and funds were released from escrow on October 15, 1997.

     (2) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 2001, 2000, 1999, and 1998 net earnings included $118,038,
          $117,282, $35,238 and $44,160, respectively, of these amounts. No such amounts were earned during 1997.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

     (3) The weighted average number of shares outstanding is based upon the period the Company was operational.

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


                                  Introduction
                                  ------------


The Company


     CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties. The terms "Company" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased for generally, five to 20 years, plus renewal options generally for up to an additional 20 years, on a "triple-net" basis, which means that the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance. Third party tenants are operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). In 2001, the Company began operating other Properties using independent third party managers, as permitted by the REIT Modernization Act of 1999. It is expected that the Company will move from triple-net lease activities to owning and operating Properties using third parties to manage the Properties' day to day operations.

     The Company may also provide mortgage financing ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Hotel Chains. Secured Equipment Leases will be funded from the proceeds of financing to be obtained by the Company. The aggregate outstanding principal amount of Secured Equipment Leases will not exceed 10 percent of gross proceeds from the Company's offerings of shares of common stock. The Company has not provided any Mortgage Loans or Secured Equipment Financing as of December 31, 2001.

                         Liquidity and Capital Resources
                         -------------------------------

Common Stock Offerings

     On September 14, 2000, the Company commenced its third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the reinvestment plan. As of July 1, 2001, the percentage of gross proceeds payable to the managing dealer and its affiliates as expenses in connection with the offering increased and is expected to remain at the higher level for the remainder of the 2000 Offering. Since its formation, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $778,710,657 (77,871,066 shares), including $3,755,508 (375,552 shares) issued pursuant to Company's reinvestment plan.

     On August 9, 2001, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering") in an offering expected to commence immediately following the completion of the 2000 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the 2000 Offering for shares sold subsequent to July 1, 2001. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     As of December 31, 2001, net proceeds to the Company from its stock offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $909,276,000. The Company has used approximately $385,598,000 of net offering proceeds and $223,766,000 of loan proceeds to invest in 35 hotel Properties, including three on which hotel Properties are being constructed, approximately $40,694,000 to invest in two joint ventures on which Properties are being constructed or renovated, approximately $88,089,000 to invest in a joint venture with Hilton Hotels Corporation, approximately $13,763,000 to invest in a joint venture with Interstate Property Corporation, approximately $60,183,000 to acquire an additional 51 percent ownership in Hotel Investors,
approximately   $4,944,000  to  redeem   533,534  shares  of  common  stock  and
approximately  $57,983,000  to  pay  acquisition  fees  and  expenses,   leaving
approximately $34,256,000 available for investment in Properties and mortgage loans.

     During the period January 1, 2002 through February 22, 2002, the Company received additional net offering proceeds of approximately $40,654,000 and had approximately $11,100,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $96,725,000 line of credit available, as described below (See "Borrowings"). Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it shares on a national securities exchange or over-the-counter market, although there is no assurance that such a listing ("Listing") will occur. If Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the years ended December 30, 2001 and 2000, 251,373 shares and 269,276 shares, respectively, were redeemed at $2,312,634 and $2,503,484, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

Borrowings

     On September 14, 2001, the Company obtained a revolving line of credit (the "Revolving LOC") to fund acquisition and development of Properties and investments in Mortgage Loans and Secured Equipment Leases. The Company is able to receive cash advances of up to approximately $96.7 million for a period of five years. Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC bear interest at an annual rate of 225 basis points above 30-day LIBOR (4.10 percent as of December 31, 2001) and are collateralized by certain hotel Properties.

     As of December 31, 2001, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated joint ventures, were as follows:



       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance             Maturity             Per Year          Variable Rate        Payments Due
     -------------------------- ---------------------- ----------------- ----------------------- ----------------
             $ 50,000,000           December 2007           8.335%                 --                 Monthly
               86,151,860             July 2009              7.67%*                --                 Monthly
               32,732,022           December 2007            8.29%                 --                 Monthly
                9,684,609          September 2017           12.85%**               --                 Monthly
               42,118,898           November 2003             --             LIBOR + 275 bps          Monthly
                5,768,173          September 2003             --             LIBOR + 300 bps          Monthly
                7,500,000          September 2006             --             LIBOR + 225 bps          Monthly
         *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
        **Implicit interest on the TIF Note is 12.85 percent.


     The Company's objectives and strategies with respect to long-term debt are to minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rates on mortgages and other notes payable was approximately 6.69 percent as of December 31, 2001.

     The Company's construction loan facility, expiring in November 2003, bears interest at a floating rate. Approximately $42,119,000 was outstanding and approximately $12,881,000 was available under the construction loan facility as of December 31, 2001. Currently, the construction loan facility is being used to finance the construction of two hotel Properties. The estimated remaining cost to complete these Properties was $8,036,000 as of December 31, 2001.

     The Company's construction loan, expiring in September 2003, bears interest at a floating rate. Approximately $5,768,000 was outstanding and approximately $11,232,000 was available under the construction loan as of December 31, 2001. Currently, the construction loan is being used to finance the construction of one hotel Property. The estimated remaining cost to complete this Property was $9,975,000 as of December 31, 2001.

     The Company plans to use net proceeds it receives from the 2000 Offering and the 2002 Offering to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow under the Revolving LOC and obtain permanent financing in order to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Revolving LOC may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets.


Market Risk

     The Company may be subject to interest rate risk through any outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down any outstanding balances on the Revolving LOC from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially, as discussed above. At December 31, 2001, there was approximately $55,387,000 in variable rate debt was outstanding.

     In addition, the Company has issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages payable and notes payable under permanent financing arrangements at December 31, 2001, approximated the outstanding principal amount. The following table presents the expected cash flows of principal that are sensitive to these changes:

                                        Notes Payable
                                      ------------------

                2002                        $ 3,136,602
                2003                          2,393,876
                2004                          2,561,298
                2005                          2,742,225
                2006                          2,869,490
                Thereafter                  164,865,000
                                      ------------------
                                          $ 178,568,491
                                      ==================

Property Acquisitions and Investments

     Hotel Investors. In 1999, the Company and Five Arrows Realty Securities II LLC ("Five Arrows") invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning approximately 49 percent. In 2000, the Company acquired a 22 percent interest in Hotel Investors from Five Arrows for approximately $26.3 million, resulting in the Company owning approximately 71 percent of Hotel Investors. The results of Hotel Investors have been consolidated with those of the Company since October 1, 2000. In June 2001, the Company acquired the remaining 29 percent of Hotel Investors for approximately $32.9 million. Hotel Investors owns seven hotel Properties. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired.

     Desert Ridge Joint Venture. In December 2000, the Company acquired a 44 percent interest in Desert Ridge Resort Partners, LLC (the "Desert Ridge Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Desert Ridge Joint Venture owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. As of December 31, 2001, the Company had made an initial capital contribution of approximately $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property is estimated to be $298 million. The Desert Ridge Property is secured by a mortgage of $179 million (the "Desert Ridge Mortgage"), which is scheduled to mature on December 15, 2007. Although this resort property is currently under construction, limited operations for the year ended December 31, 2001 resulted from a golf course located on the premises. Development of a second golf course was completed and the course began operations in January 2002.

     A portion of the Desert Ridge Mortgage bears interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (the "LIBOR"). The Desert Ridge Joint Venture has entered into an interest rate swap agreement (the "DRR Swap") to effectively convert the variable rate portion of this mortgage to a fixed rate of 6.025 percent per annum. The DRR Swap is being accounted for as a cash flow hedge. All terms of the DRR Swap are identical to the terms of the underlying mortgage. The blended interest rate on the aggregate principal amount of the $179 million mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately 10.13 percent per annum.

     Waikiki Partnership. In July 2001, the Company acquired a 49 percent interest in WB Resort Partners, L.P. (the "Waikiki Partnership"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Waikiki Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii (the "Waikiki
Property"), which is currently undergoing significant renovations. As of December 31, 2001, the Company had made total capital contributions of approximately $27.7 million of its anticipated $42 million investment in the Waikiki Partnership. The total cost of the Waikiki Property is estimated to be $215 million. The Waikiki Property is secured by a mortgage in the amount of $130,000,000, which matures on August 15, 2006 and bears annual interest at a rate of 8.53 percent. Although this resort property is currently undergoing significant renovations, it has remained partially open. Operations for the year ended December 31, 2001 resulted from the operations of the open portion of the resort.

     Hilton Partnership. The Company and Hilton Hotels Corporation ("Hilton") formed a partnership (the "Hilton Partnership") of which the Company owns a 70 percent interest and Hilton owns a 30 percent interest. The Hilton Partnership owns four Properties in Miami, Florida and Costa Mesa, California, which were contributed by the Company, and Auburn Hills, Michigan and Portland, Oregon, which were contributed by Hilton. The total value of the four Properties contributed was valued at approximately $215,929,000. The Hilton Partnership intends to spend approximately $21,000,000 for renovations to the Miami, Florida and Costa Mesa, California Properties.

     The Hilton Partnership's Properties are encumbered by a $100,000,000 mortgage, which has a term of five years and bears annual interest at a variable rate equal to 230 basis points above 30-day LIBOR subject to a three-year cap of
8.30 percent and a floor of 4.96 percent. The Company intends to purchase an additional interest rate cap for the last two years of the Hilton Mortgage term, prior to the maturity of the Hilton Cap.

     Interstate Partnership. On November 19, 2001, the Company and a subsidiary of Interstate Property Corporation ("Interstate") formed a partnership (the "Interstate Partnership") of which the Company owns an 85 percent interest and Interstate owns a 15 percent interest. The Interstate Partnership owns two Properties in Manchester, Connecticut. The total value of the Properties obtained was approximately $20,372,000. One of the Properties is secured by a mortgage of approximately $6,736,000, which was assumed by the Interstate Partnership. The mortgage matures on January 1, 2011 and bears annual interest of 8.32 percent.


 Property Acquisitions. During 2001, the Company made the following additional acquisitions:

                Brand Affiliation                  Property Location         Purchase Date
     -----------------------------------------   ----------------------- ----------------------
         SpringHill Suites(TM)by Marriott(R)           Raleigh, NC          February 2, 2001
             Courtyard(R)by Marriott(R)             Overland Park, KS       February 2, 2001
         SpringHill Suites(TM)by Marriott(R)          Charlotte, NC          March 23, 2001
         SpringHill Suites(TM)by Marriott(R)         Centreville, VA         March 23, 2001
             Courtyard(R)by Marriott(R)                 Edison, NJ           April 6, 2001*
             Courtyard(R)by Marriott(R)                Oakland, CA         December 28, 2001
         SpringHill Suites (TM) by Marriott(R)        Richmond, VA         December 28, 2001
           * Land purchased for development on which a hotel Property is being built.


     The Company is operating the Oakland, CA and the Richmond, VA Properties using independent third party managers and is leasing the other five Properties on a triple-net basis to third party tenants.

Commitments

     The Company has commitments (i) to acquire three hotel Properties for an anticipated aggregate purchase price of approximately $90 million, (ii) to invest approximately $15 million in two new joint ventures, (iii) to fund the remaining total of $31 million in the Desert Ridge Joint Venture and the Waikiki Partnership, (iv) to acquire a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, for approximately $300,000, in which the Advisor and its affiliates lease office space, and (v) to fund the development of a new hotel Property for approximately $88 million. The Company also has committed to fund its prorata share of working capital shortfalls, debt service and construction commitments for the Hilton Partnership and Interstate Partnership if shortfalls arise. The acquisition of each of these additional Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Revolving LOC. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company currently is seeking additional Properties.

Subsequent Events

     During the period January 1, 2002 through February 22, 2002, the Company received subscription proceeds for an additional 4,065,377 shares ($40,653,770) of common stock.

     On January 18, 2002, the Company acquired a SpringHill Suites(TM) by Marriott(R) and a Townplace Suites(TM) by Marriott(R), both located in Manhattan Beach, California and a SpringHill Suites(TM) by Marriott(R) located in Plymouth Meeting, Pennsylvania for approximately $62 million. The Company plans to operate these Properties using affilates of Marriott, an independent third party manager.

     On January 18, 2002, the Company acquired an interest in a joint venture with Publications International, Ltd. ("PIL"), Hilton, and Marriott that owns a
77.5 percent interest in a joint venture with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The joint venture has licensed its rights to a wholly owned subsidiary, which will assemble, edit, publish and sell the Mobil Travel Guide. The Company's total capital contribution will be $3.4 million, with $1,787,500 being funded on January 18, 2002 and the remainder to be contributed by June 30, 2002.

     On February 22, 2002, the Company took assignment of its leases with Western International, Inc. for seven Hotel Investors' Properties. Effective
January 1, 2002, these Properties will be operated by the Company using affiliates of Marriott as an independent third party manager and the operations of these Properties will be reflected in the results of the Company. The Company paid consideration of approximately $54,000 for this assignment.

Cash and Cash Equivalents

     Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 2001, the Company had $44,825,052 invested in such short-term investments as compared to $50,197,854 at December 31, 2000. The decrease in the amount invested in short-term investments was primarily attributable to the acquisition of Properties during 2001 offset by proceeds received from the sale of common stock of the 2000 Offering. These funds will be used to purchase additional Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

Liquidity Requirements

     The Company expects to meet its short-term liquidity requirements, other than for offering expenses, for the acquisition and development of Properties and investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Revolving LOC.

     The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, Property acquisitions and development and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Revolving LOC and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short or long-term, unsecured or secured debt financing or equity financing.

     Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to a Property.

Distributions

     During the years ended December 31, 2001, 2000 and 1999, the Company generated cash from operations of $52,937,964, $43,650,561, and $12,890,161, respectively. The Company declared and paid distributions to its stockholders of $48,409,660, $28,082,275, and $10,765,881 during the years ended December 31,
2001, 2000 and 1999, respectively. In addition, on January 1, 2002 and February 1, 2002, the Company declared distributions to stockholders of record on January 1, 2002 and February 1, 2002, totaling $4,998,298 and $5,133,486, respectively, or $0.064583 per share, payable in March 2002.

     For the years ended December 31, 2001, 2000 and 1999, approximately 52 percent, 63 percent and 75 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 48 percent, 37 percent and 25 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2001, 2000 and 1999 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Related Party Transactions


     During the years ended December 31, 2001, 2000 and 1999, affiliates of the Company incurred on behalf of the Company $4,988,427, $4,363,326, and $3,257,822, respectively, for certain offering expenses, $261,373, $717,273, and $653,231, respectively, for certain acquisition expenses, and $742,876, $605,517, and $325,622, respectively, for certain operating expenses. As of December 31, 2001 and 2000, the Company owed the Advisor and other related parties $1,026,225 and $1,359,417, respectively, for expenditures incurred on behalf of the Company and for acquisition fees.

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was $6,928,363 and $17,568,909 at December 31, 2001 and 2000, respectively.

     The Board of Directors of the Company has authorized the Company to pursue the opportunity to acquire a 10 percent interest in a limited partnership that owns a building in which the Advisor leases office space. If consummated, the Company's investment in the partnership is expected to be approximately $300,000. The remaining interest in the limited partnership is expected to be owned by several affiliates of the Advisor.

     See  "Item  13.  Certain   Relationships  and  Related   Transactions"  for
information regarding other related party transactions of a non-operating nature.

Other

     As of December 31, 2001, 2000 and 1999, the tenants of the Properties have established reserve funds which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the hotel Properties ("the FF&E Reserve"). Funds in the FF&E Reserve from unrelated third party tenants have been paid, granted and assigned to the Company. For the years ended December 31, 2001, 2000 and 1999, revenues from unrelated third party lessees relating to the FF&E Reserve of the Properties owned by the Company totaled $5,786,879, $2,508,949, and $320,356, respectively.

     Management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

Critical Accounting Policies

     The Company's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as operating leases. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

     Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon purchase of a Property or the entrance into a joint venture, the fees and costs that are directly identifiable with that Property or investment are reclassified to land, building and equipment or allocated to the Company's investment in the joint venture, respectively. In the event a Property is not acquired or is no longer probable of being acquired, any costs directly related to the Property or joint venture will be charged to expense.

     The Company accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for subsidiaries that that partially owned by the Company, but for which operations of the investee are controlled by, or shared with, an unrelated third party. Currently, the Hilton Partnership and the Interstate Partnership are more than 50 percent owned by the Company but are not consolidated because control is shared with Hilton and Interstate, respectively. Changes in accounting regulations, if such changes occur, could require the consolidated of these joint ventures. If consolidation was required, the amounts reported for net income and total stockholder's equity would be the same as what would be reported under the equity method of accounting.

     In accordance with Staff Accounting Bulletin No. 101, the Company records FF&E reserve revenue for cash transferred by third party tenants into restricted FF&E Accounts during the years ended December 31, 2001, 2000 and 1999. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E Accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve revenue is not generated from hotels operated by the Company using independent third party managers, however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to third parties to operating Properties, using independent third party managers, the amount of FF&E reserve revenue is expected to decline.

     Management reviews its Properties and investments in unconsolidated subsidiaries periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occured by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.



                              Results of Operations
                              ---------------------

Comparison of year ended December 31, 2001 to year ended December 31, 2000

     As of December 31, 2001, the Company owned interests 43 Properties (35 directly owned and eight held indirectly through joint ventures), consisting of land, buildings and equipment, including three Properties on which hotel Properties are being constructed, an interest the Desert Ridge Joint Venture, an interest in the Waikiki Partnership, an interest in the Hilton Partnership, and an interest in the Interstate Partnership, and had entered into "triple-net" lease agreements or operates these Properties using independent third party managers.

     During the years ended December 31, 2001 and 2000, the Company earned rental income from operating leases, contingent rental income and FF&E reserve revenue of $66,817,430 and $26,681,838, respectively. The increase in rental income, contingent rental income and FF&E reserve income is due to the Company directly owning 35 Properties during the year ended December 31, 2001, as compared to 29 Properties during the year ended December 31, 2000. In addition, several of the Properties, which were owned for only a portion of 2000, were owned for a full year in 2001. Because additional Property acquisitions are expected to occur, revenues for the year ended December 31, 2001, represent only a portion of revenues which the Company is expected to earn in future periods. However, due to the fact that management expects that a majority of the new acquisitions will be operated by the Company using independent third party managers and the Company plans to take assignment of certain existing leases from unrelated tenants, rental income from operating leases, contingent rental income, and FF&E reserve revenues are not expected to continue to increase at the same rate in the future, but instead will be replaced by hotel operating revenues.

     During the years ended December 31, 2001 and 2000, the Company earned $3,494,238 and $6,637,318, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments during the year 2001 as compared with 2000. As net offering proceeds from the Company's offering are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid, investments is expected to remain constant or decrease.

     Four of the Company's tenants contributed approximately 70 percent and 75 percent of total rental income for the years ended December 31, 2001 and 2000, respectively. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the years ended December 31, 2001 and 2000. Although the Company acquires Properties in various states and regions, carefully screens its tenants in order to reduce risks of default and has acquired four Hilton Properties through the Hilton Partnership, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the initial and continuing due diligence procedures performed by the Company. It is expected that the percentage of total rental income contribution by these lessees will decrease as additional Properties are acquired and 2002 and subsequent years.

     Operating expenses, including interest expense and depreciation and amortization expense, were $43,892,956 and $13,525,893 for the years ended December 31, 2001 and 2000, respectively (61.4 percent and 37.5 percent, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2001, as compared to 2000, was as a result of the Company directly owning 29 Properties during 2000 compared to 35 Properties in 2001. Additionally, interest expense increased from $2,383,449 for the year ended December 31, 2000 to $14,653,011 for the year ended December 31, 2001, as a result of the Company securing additional permanent financing and draws on the Revolving LOC in 2001.

     Equity in loss of unconsolidated subsidiaries was $7,092,674 and $386,627 for the years ended December 31, 2001 and 2000, respectively. The increase in the loss from unconsolidated subsidiaries during the year ended December 31, 2001 was due primarily to pre-opening and marketing expenses incurred by the Desert Ridge Joint Venture during the year ended December 31, 2001 and operating losses at the Waikiki Property which occurred as a result of a significant portion of the Waikiki Property being closed for renovations. Additional pre-opening and marketing expenses are expected to be incurred during 2002 by the Desert Ridge Joint Venture in preparation for the expected opening of the Desert Ridge Property in January 2003. Operating losses at the Waikiki Property will likely continue until expected renovations are completed and international tourism rebounds from the events of September 11, 2001.

     Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). For the years ended December 31, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

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

Comparison of year ended December 31, 2000 to year ended December 31, 1999

     As of December 31, 2000, the Company directly owned 29 Properties, consisting of land, buildings and equipment, including two Properties on which hotel Properties are being constructed, and had entered into "triple-net" lease agreements relating to these Properties.

     During the years ended December 31, 2000 and 1999, the Company earned rental income from operating leases, contingent rental income and FF&E Reserve revenue of $26,681,838 and $4,230,995, respectively. The increase in rental income, contingent rental income and FF&E Reserve income was due to the Company owning 29 Properties during the year ended December 31, 2000, as compared to 11 Properties during the year ended December 31, 1999. In addition, several of the Properties, which were owned for only a portion of 1999, were owned for a full year in 2000.

     In October 2000, the Company acquired a majority interest in Hotel Investors, as described above in "Property Acquisitions and Investments." In connection with its investment, the Company recognized $2,780,063 in dividend income and $386,627 in equity in loss after deduction of preferred stock dividends, resulting in net earnings of $2,393,436 prior to consolidating Hotel Investors, for the year ended December 31, 2000. During the year ended December 31, 1999, the Company recognized $2,753,506 in dividend income and $778,466 in equity in loss after deduction of preferred stock dividends, resulting in net earnings attributable to this investment of $1,975,040.

     During the years ended December 31, 2000 and 1999, the Company earned $6,637,318 and $3,693,004, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and other income. The increase in interest income was primarily attributable to an increase in the dollar amount invested in short-term liquid investments and the period of time the funds were invested as compared to 1999.

     Operating expenses, including interest expense and depreciation and amortization expense, were $13,525,893 and $2,318,717 for the years ended December 31, 2000 and 1999, respectively (37.5 percent and 21.7 percent, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2000, as compared to 1999, was as a result of the Company owning 29 Properties during 2000 compared to 11 Properties in 1999.
Additionally, interest expense increased from $248,094 for the year ended December 31, 1999 to $2,383,449 for the year ended December 31, 2000, as a result of the Company securing permanent financing in 2000.

     For the years ended December 31, 2000 and 1999, the Company's operating expenses did not exceed the Expense Cap.

Other

     Management considers funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. The following information is presented to help stockholders better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to similarly titled measures reported by other companies. This information should not be considered an alternative to net earnings, cash flow generated from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States.

     The following is a reconciliation of net earnings to FFO for the years ended December 31, 2001 and 2000:

                                                                     Year Ended
                                                                    December 31,
                                                              2001               2000
                                                        ---------------     --------------

          Net earnings                                     $19,328,376       $20,670,462
              Adjustments:

                 Effect of unconsolidated subsidiaries       2,701,993         1,824,124
                 Effect of minority interest                  (940,654)         (271,674)
                 Amortization of real estate assets            534,851           131,490
                 Depreciation of real estate assets         19,213,846         7,698,966
                                                       -----------------   ---------------

          FFO                                              $40,838,412       $30,053,368
                                                       =================   ===============

          Weighted average shares:

                    Basic                                   64,457,643        38,698,066
                                                       =================   ===============
                    Diluted                                 66,282,330        45,885,742
                                                       =================   ===============


     The Company has made an election under Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1997. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders, with the exception of TRS entities which are subject to federal and state income taxes. As of the year ended December 31, 2001, no significant income had been realized by the Company's TRS entities. Accordingly, no provision for federal or state income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and Properties. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on all of its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2001, 2000 and 1999. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

     The attacks on the World Trade  Center and the  Pentagon on  September  11,
2001 adversely impacted economic activity during the weeks following the attacks, particularly affecting the travel and lodging industries. Although it appears that a recovery is occurring in the business and leisure travel sector, the business of the Company's tenants and managers may still be affected and hotel occupancy and revenues and, as a result, the Company's revenues may still remain at reduced levels to the extent that rents and other revenues received by the Company are calculated as a percentage of hotel revenues. Further, Properties that the Company operates using independent third party managers, may continue to be impacted by a reduction in hotel operating revenues. In addition, if the reduction in travel is protracted, the ability of the Company's tenants to make rental payments may be affected.

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolutions of these matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Item 8.   Financial Statements and Supplementary Data

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:


2001 Quarter                           First            Second              Third             Fourth              Year
------------                      --------------    --------------     --------------    ---------------    ---------------

  Revenue                           $16,713,199       $18,202,364        $19,029,243        $17,517,738        $71,462,544
  Net income                          5,529,222         7,058,222          3,890,425          2,850,507         19,328,376
  Earning per share:
     Basic                                 0.11              0.12               0.06               0.01               0.30
     Diluted                               0.11              0.12               0.06               0.01               0.30

2000 Quarter                          First            Second              Third             Fourth              Year
------------                      --------------    --------------     --------------    ---------------    ---------------

  Revenue                            $5,581,157        $6,690,682         $8,540,296       $ 15,287,084       $ 36,099,219
  Net income                          3,945,084         4,642,940          5,251,624          6,830,814         20,670,462
  Earning per share:
     Basic                                 0.13              0.13               0.13               0.14               0.53
     Diluted                               0.12              0.13               0.13               0.15               0.53

               CNL HOSPITALITY PROPERTIES, INC.
                        AND SUBSIDIARIES


                           CONTENTS
                           --------


                                                               Page
                                                               ----

Report of Independent Certified Public Accountants              23


Financial Statements:

  Consolidated Balance Sheets                                   24

  Consolidated Statements of Earnings                           25

  Consolidated Statements of Stockholders' Equity               26

  Consolidated Statements of Cash Flows                         29

  Notes to Consolidated Financial Statements                    32

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
CNL Hospitality Properties, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1)on page 47 present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative financial instruments.


/s/ PRICEWATERHOUSECOOPERS  LLP

Orlando, Florida
January 25, 2002, except as to Note 13 for which the date is February 22, 2002

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                  2001               2000
                                                                             ---------------    --------------
                                 ASSETS
    Land, buildings and equipment, less accumulated depreciation of
      $29,182,487 and $9,433,790, respectively                              $   699,239,959   $   581,528,928
    Investment in unconsolidated subsidiaries                                   135,271,048        10,174,209
    Cash and cash equivalents                                                    44,825,052        50,197,854
    Restricted cash                                                               8,493,446         3,263,712
    Receivables                                                                   1,266,862         1,009,421
    Due from related parties                                                      1,410,900                --
    Prepaid expenses and other assets                                             6,796,398         5,811,304
    Loan costs, less accumulated amortization of $980,303 and
      $152,621, respectively                                                      4,102,822         1,976,630
                                                                             ---------------   ---------------
                                                                            $   901,406,487   $   653,962,058
                                                                             ===============   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages payable and accrued interest                                  $   168,883,882   $   170,055,326
    Other notes payable                                                          57,571,680        19,581,950
    Line of credit                                                                7,500,000                --
    Accounts payable and accrued expenses                                         8,269,796         2,126,365
    Distributions payable                                                            87,685         1,089,394
    Due to related parties                                                        1,026,225         1,359,417
    Security deposits                                                            19,454,611        15,418,626
    Rents paid in advance                                                           735,924         2,271,836
                                                                             ---------------   ---------------
          Total liabilities                                                     263,529,803       211,902,914
                                                                             ---------------   ---------------

    Commitments and contingencies

    Minority interest                                                                    --        22,770,146
                                                                             ---------------   ---------------

    Stockholders' equity:
      Preferred stock, without par value.
        Authorized and unissued 3,000,000 shares                                         --                --
      Excess shares, $.01 par value per share.
        Authorized and unissued 63,000,000 shares                                        --                --
      Common stock, $.01 par value per share. Authorized
        150,000,000 and 60,000,000 shares, respectively; issued
        77,891,066 and 49,284,203 shares, respectively;
        outstanding 77,357,532 and 49,002,042 shares,
        respectively                                                                773,575           490,020
      Capital in excess of par value                                            681,152,253       432,403,246
      Accumulated distributions in excess of net earnings                       (39,959,120)      (10,877,836)
      Accumulated other comprehensive loss                                       (1,189,396)               --
      Minority  interest  distributions  in excess of contributions and
        accumulated earnings                                                     (2,900,628)       (2,726,432)

                                                                             ---------------   ---------------
          Total stockholders' equity                                            637,876,684       419,288,998
                                                                             ---------------   ---------------
                                                                            $   901,406,487   $   653,962,058
                                                                             ===============   ===============


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                   Year Ended December 31,
                                                        2001                 2000               1999
                                                   --------------       -------------     --------------

      Revenues:
        Rental income from
          operating leases                        $   61,030,551       $  24,172,889    $     3,910,639
        FF&E reserve income                            5,786,879           2,508,949            320,356
        Dividend income                                       --           2,780,063          2,753,506
        Hotel revenue                                  1,150,876                  --                 --
        Interest and other income                      3,494,238           6,637,318          3,693,004
                                                   --------------       -------------     --------------
                                                      71,462,544          36,099,219         10,677,505
                                                   --------------       -------------     --------------

      Expenses:
        Interest and loan cost amortization           14,653,011           2,383,449            248,094
        General operating and administrative           3,465,568           1,565,664            569,583
        Asset management fees to
          related parties                              3,326,688           1,335,488            106,788
        Hotel expense                                  1,515,808                  --                 --
        Taxes                                          1,183,184             410,836            126,384
        Depreciation and amortization                 19,748,697           7,830,456          1,267,868
                                                   --------------       -------------     --------------
                                                      43,892,956          13,525,893          2,318,717
                                                   --------------       -------------     --------------
      Earnings Before Equity in Loss of
        Unconsolidated Subsidiaries and
        Minority Interest                             27,569,588          22,573,326          8,358,788

      Equity in Loss of Unconsolidated
        Subsidiaries                                  (7,092,674)           (386,627)          (778,466)

      Minority Interest                               (1,148,538)         (1,516,237)           (64,334)
                                                   --------------       -------------     --------------

      Net Earnings                                $   19,328,376       $  20,670,462     $    7,515,988
                                                   ==============       =============     ==============

      Earnings Per Share of Common Stock:
        Basic                                     $         0.30       $        0.53     $         0.47
                                                   ==============       =============     ==============
        Diluted                                   $         0.30       $        0.53     $         0.45
                                                   ==============       =============     ==============

      Weighted Average Number of Shares of
        Common Stock Outstanding:
        Basic                                         64,457,643          38,698,066         15,890,212
                                                   ==============       =============     ==============
        Diluted                                       66,282,330          45,885,742         21,437,859
                                                   ==============       =============     ==============

          See accompanying notes to consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999




                                           Common Stock                     Accumulated   Minority interest
                                     -----------------------   Capital in  distributions  distributions in
                                      Number of      Par       excess of     in excess   excess of contr.and
                                       shares       value      par value  of net earnings  accum. earnings   Total
                                     ----------- ----------- ------------- -------------  ---------------- --------------

Balance at December 31, 1998          4,321,908  $   43,219  $  37,289,402 $   (216,130)  $          --  $  37,116,491

Subscriptions received for common
   stock through public offerings
   and distribution reinvestment
   plan                              24,593,891     245,939    245,692,968           --              --    245,938,907

Retirement of common stock              (12,885)       (129)      (118,413)          --              --       (118,542)

Stock issuance costs                         --          --    (26,632,124)          --              --    (26,632,124)

Net earnings                                 --          --             --    7,515,988              --      7,515,988

Distributions declared and paid
   ($.72 per share)                          --          --             --  (10,765,881)             --    (10,765,881)
                                     ----------- -----------  ------------ -------------  -------------- --------------
Balance at December 31, 1999         28,902,914  $  289,029  $ 256,231,833 $ (3,466,023)  $          --  $ 253,054,839
                                     =========== =========== ============= =============  ============== ==============


          See accompanying notes to consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                         Years Ended December 31, 2001,
                                  2000 and 1999





                                           Common Stock                     Accumulated    Minority interest
                                     -----------------------   Capital in  distributions   distributions in
                                      Number of      Par       excess of     in excess    excess of contr.and
                                       shares       value      par value  of net earnings  accum. earnings         Total
                                     ----------- ----------- ------------- -------------  ---------------- --------------


 Balance at December 31, 1999         28,902,914 $  289,029  $256,231,833  $ (3,466,023)  $            --  $ 253,054,839

 Subscriptions received for
   common stock through public
   offering and distribution
   reinvestment plan                  20,368,404    203,684   203,480,360            --                --    203,684,044

 Retirement of common stock             (269,276)    (2,693)   (2,500,791)           --                --     (2,503,484)

 Stock issuance costs                         --         --   (24,808,156)           --                --    (24,808,156)

 Net earnings                                 --         --            --    20,670,462                --     20,670,462

 Minority interest distributions
   in excess of contributions
   and accumulated earnings                   --         --            --            --        (2,726,432)    (2,726,432)

 Distributions declared and paid
   ($.74 per share)                           --         --            --   (28,082,275)               --    (28,082,275)
                                     ------------ ---------- ------------- -------------  ---------------- --------------


 Balance at December 31, 2000         49,002,042 $  490,020  $432,403,246  $(10,877,836)  $    (2,726,432) $ 419,288,998
                                     =========== =========== ============= =============  ================ =============

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                         Years Ended December 31, 2001,
                                  2000 and 1999

                                                                                       Minority
                                                                                       interest
                                                                                    distributions
                         Common Stock                     Accumulated   Accumulated in excess of
                   -----------------------  Capital in  distributions      other      contr. and
                    Number of      Par      excess of     in excess    comprehensive    accum.                    Comprehensive
                     shares       value     par value  of net earnings     loss        earnings       Total          Income
                   ----------- ----------- ------------- ------------- ------------- ------------ -------------  ---------------

 Balance at
 December 31, 2000 49,002,042  $  490,020  $432,403,246  $(10,877,836) $         --  $(2,726,432) $419,288,998   $           --

 Subscriptions
   received for
   common stock
   through public
   offerings and
   distribution
   reinvestment
   plan            28,606,863     286,069   285,782,557            --            --           --   286,068,626               --

 Retirement of
   common stock      (251,373)     (2,514)   (2,310,120)           --            --           --    (2,312,634)              --

 Stock issuance
   costs                   --          --   (34,723,430)           --            --           --   (34,723,430)              --

 Net earnings              --          --            --    19,328,376            --           --    19,328,376       19,328,376

 Minority interest
   distributions
   in excess of
   contributions
   and accumulated
   earnings                --          --            --            --            --     (174,196)     (174,196)              --

 Current period
   adjustments to
   recognize value
   of cash flow
   hedges of
   equity
   investees               --          --            --            --    (1,189,396)          --    (1,189,396)      (1,189,396)
                                                                                                                 ---------------
 Total comprehen-
   sive income             --          --            --            --            --           --            --   $   18,138,980
                                                                                                                 ===============
 Distributions
   declared and
   paid ($.77 per
   share)                  --          --            --   (48,409,660)           --           --   (48,409,660)
                   ----------- ----------- ------------- ------------- ------------  ------------ -------------
 Balance at
   December 31,
   2001            77,357,532  $  773,575  $681,152,253  $(39,959,120) $ (1,189,396) $(2,900,628) $637,876,684
                   =========== =========== ============= ============= ============= ============ =============

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                         2001           2000           1999
                                                     ------------- -------------  -------------

Cash flows from operating activities:
  Net earnings                                       $ 19,328,376  $  20,670,462  $  7,515,988
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                     19,748,697      7,830,456     1,230,499
      Amortization                                      1,181,580         65,994       130,769
      Distribution from investment in
        unconsolidated subsidiaries net of
        equity in earnings/losses                       9,277,923      1,123,687     1,478,111
      Minority interest                                 1,148,538      1,516,237        64,334
      Changes in operating assets and
        liabilities:
          Dividends receivable                                 --      1,215,993    (1,215,993)
          Receivables                                    (257,441)      (812,688)      (67,352)
          Interest payable                                     --             --       (66,547)
          Prepaid expenses                                (23,521)        19,975       (31,774)
          Accrued rental income                            (7,803)      (124,329)      (35,239)
          Accounts payable and accrued
            expenses                                      374,734        860,676        (2,191)
          Due to related parties -
            operating expenses                           (333,192)       360,696        12,923
          Security deposits                             4,035,985     10,376,573     3,624,554
          Rents paid in advance                        (1,535,912)       546,829       252,079
                                                     -------------  ------------- -------------

            Net cash provided by
              operating  activities                    52,937,964     43,650,561    12,890,161
                                                     ------------   ------------- -------------

Cash flows from investing activities:
  Additions to land, buildings and
      equipment on operating leases                  (117,233,515)  (310,711,912)  (85,089,887)
  Investment in unconsolidated
      subsidiaries                                   (129,032,824)   (10,174,209)  (39,879,638)
  Acquisition of additional interest in
      Hotel Investors, net of Hotel
      Investors' cash                                 (32,884,119)   (17,872,573)           --
  Increase (decrease) in certificate of
      deposit                                                  --      5,000,000            --
  Increase in restricted cash                          (5,229,734)    (2,988,082)     (193,223)
  Increase (decrease) in other assets                 (11,610,690)     2,510,090    (5,068,727)
                                                     ------------- -------------- -------------

            Net cash used in investing
              activities                             (295,990,882)  (334,236,686) (130,231,475)
                                                     ------------- -------------- -------------

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             Years Ended December 31,
                                                         2001          2000            1999
                                                     ------------- -------------- -------------

  Cash flows from financing activities:
    Proceeds from borrowings on line of
      credit                                            7,500,000             --            --
    Repayment of borrowings on line of
      credit                                                   --             --    (9,600,000)
    Payment of loan costs                              (2,953,874)    (1,342,713)      (47,334)
      Proceeds from mortgage loans and
      other notes payable                              37,989,731    102,081,950            --
    Principal payments on mortgage loans               (1,171,444)            --            --
    Contributions from minority interest
      of consolidated subsidiaries                             --             --     7,150,000
    Subscriptions received from
      stockholders                                    286,068,626    203,684,044   245,938,907
    Distributions to stockholders                     (48,409,660)   (28,082,275)  (10,765,881)
    Due from related parties - offering
      expenses                                         (1,410,900)            --            --
    Distributions to minority interest                 (2,896,299)   (10,217,828)           --
    Retirement of common stock                         (2,312,634)    (2,503,484)     (118,542)
    Payment of stock issuance costs                   (34,723,430)   (24,808,156)  (26,472,318)
                                                     ------------- -------------- -------------

      Net cash provided by financing
        activities                                    237,680,116    238,811,538   206,084,832
                                                     ------------- -------------- -------------
  Net increase (decrease) in cash and cash
    equivalents                                        (5,372,802)   (51,774,587)   88,743,518

  Cash and cash equivalents at beginning of
    year                                               50,197,854    101,972,441    13,228,923
                                                     ------------- -------------- -------------

  Cash and cash equivalents at end of year           $ 44,825,052  $  50,197,854  $101,972,441
                                                     ============= ============== =============




          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                             Years Ended December 31,
                                                         2001          2000           1999
                                                     ------------- -------------- -------------


  Supplemental disclosures of cash flow
    information:

      Cash paid during the year for                  $ 15,248,479  $   1,802,451  $    240,994
        interest                                     ============= ============== =============

  Supplemental schedule of non-cash
    investing activities:

      Amounts incurred but not paid for
        construction in progress                     $  6,601,248  $     832,551  $         --
                                                     ============= ============== =============

      Allocation of acquisition fees
        included in other assets to
        investment in unconsolidated
        subsidiaries and land, building,
        and equipment on operating leases            $ 10,656,920  $  16,182,043  $  4,470,836
                                                     ============= ============== =============

  Supplemental schedule of non-cash
    financing activities:

      Non-cash reduction in TIF Note                 $         --  $    315,391             --
                                                     ============= ============== =============

      Distributions declared not paid to
        minority interest at year end                $     87,685  $   1,089,394            --
                                                     ============= ============== =============


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties. The terms "Company" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company was formed primarily to acquire properties (the "Properties") located across the United States to be leased generally, five to 20 years, plus renewal options generally for up to an additional 20 years on a "triple-net" basis, which means that the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance. Third party tenants are operators of selected national and regional limited service, extended stay and full service hotel chains (the "Hotel Chains"). In 2001, the Company began operating other Properties using independent third party managers, as permitted by the REIT Modernization Act of 1999 ("RMA"). In November 1999, Congress passed RMA, which allows a REIT to own up to 100 percent of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants from being "rents from real property" under federal income tax law. A TRS may not operate or manage lodging facilities, but it may lease lodging facilities from its affiliated REIT, at market rates, as long as an independent contractor operates and manages the lodging facilities. The provisions of the RMA were effective January 1, 2001. The Company, consistent with the requirements of the RMA, formed nine subsidiaries (one consolidated and eight owned through unconsolidated joint ventures), which made elections to be treated as a TRS.


     The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

     Principles  of  Consolidation  - The  accompanying  consolidated  financial statements include the accounts of CNL Hospitality Properties, Inc., and its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

     Lease Accounting - Land, buildings and equipment for certain Properties are leased to unrelated third parties on a "triple-net" basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs.

     The Property leases are accounted for using the operating method. Under the operating method, revenue is recognized as rental payments are due. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

     The Company's leases also require the establishment of separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital items ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties leased to third party tenants are owned by the Company and have been reported as additional rent ("FF&E Reserve Revenue") for the years ended December 31, 2001, 2000 and 1999. For the years ended December 31, 2001, 2000 and 1999, revenues from the FF&E

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Reserve Revenue totaled $5,786,879, $2,508,949, and $320,356, respectively. For these Properties, the funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E Accounts , any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased.

     Land, Buildings and Equipment - Land, building, and equipment is recorded at historical cost. The Company's policy is to capitalize the cost of improvements and betterments and any interest incurred during the construction or renovation periods for hotel construction projects. Costs of repairs and maintenance are expensed as incurred. During the years ended December 31, 2001 and 2000, $1,552,422 and $52,780 of interest expense was capitalized, respectively.

     Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively. When the Properties or equipment are sold, the related cost and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected as income.

     Impairment of Long-Lived Assets - Management reviews its Properties and investments in unconsolidated subsidiaries periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amounts of these may not be recoverable through operations. Management determines whether impairment in value has occured by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the Individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

     Investment in Unconsolidated Subsidiaries - Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting since the decision making authority and control is shared. All major decisions are subject to approval of both parties concerning all aspects of the entities' operations. In the event of a disagreement among the parties, binding arbitration is used to settle disagreements. At December 31, 2001 the difference between the Company's carrying amount of its investments in unconsolidated subsidiaries and the underlying equity in the net assets of the subsidiaries was $15,340,381 due to acquisition fees and expenses which have been allocated to the Company's investment. These amounts are being amortized over the estimated lives of the buildings and equipment commencing when the hotel begins operations.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Income  Taxes - The  Company  has  made an  election  to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT, with the exception of TRS entities which are subject to federal and state income taxes. As of the year ended December 31, 2001, no significant income had been realized by the Company's wholly owned TRS entities. Accordingly, no provision for federal or state income taxes has been made in the accompanying consolidated financial statements. Notwithstanding the Company's qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and Properties.

     Earnings Per Share - Basic earnings per share ("EPS") is calculated based upon the weighted average number of shares of common stock outstanding during each year and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

     Reclassification - Certain items in the prior years' consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"), which requires long-lived assets to be disposed of to be valued at the lower of the carrying amount or fair value less the cost to sell the asset. The Company adopted FAS 141 beginning June 30, 2001 and will adopt FAS 144 beginning January 1, 2002. Implementation of FAS 141 did not have a material impact on the Company's results of operations. Implementation of FAS 144 is not expected to have a material impact on the Company's results of operations.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments The estimated fair value of cash and cash equivalents and accounts payable and accrued expenses approximates carrying value because of short maturities. The estimated fair value of long-term borrowings approximates carrying value as interest rates on the borrowings approximate current market rates.

     Implementation of Statement of Financial Accounting Standards 133 ("FAS 133") Effective January 1, 2001, the Company adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they quality for hedging accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company invests in two joint ventures, accounted for under the equity method, that have entered into interest rate hedges on variable rate debt. The Company's joint ventures have treated these hedges as cash flow hedges in accordance with FAS 133. Upon adoption of this standard on January 1, 2001, the fair value of the interest rate hedges was zero. Subsequent to the adoption of FAS 133 the Company's portion of the increased obligation under cash flow hedges reduced the carrying amount of the Company's investment in unconsolidated subsidiaries by $1,189,396 and has been reflected in accumulated other comprehensive loss.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

2.   Five Arrows Acquisition:
     -----------------------

     In 1999, the Company and Five Arrows Realty Securities II LLC ("Five Arrows") invested a total of approximately $86 million in Hotel Investors, resulting in the Company owning approximately 49 percent. In 2000, the Company acquired a 22 percent interest in Hotel Investors from Five Arrows for approximately $26.3 million, resulting in the Company owning approximately 71 percent of Hotel Investors. The results of Hotel Investors, which owns seven hotel Properties, have been consolidated with those of the Company since October 1, 2000. The net assets of Hotel Investors at September 30, 2000 were as follows:

             Cash                                   $      8,445,237
             Other assets                                162,787,701
             Liabilities                                 (91,079,932)
                                                    -----------------
             Net assets                             $     80,153,006
                                                    =================

     In June 2001, the Company acquired the remaining 29 percent of Hotel Investors for approximately $32.9 million. This transaction was accounted for under the purchase method of accounting. The purchase price approximated the fair value of the net assets acquired.

     The following presents unaudited pro forma information on the results of operations for the years ended December 31, 2001 and 2000 for the Company as if the acquisition had taken place on January 1, 1999:


                                         2001                 2000
                                     --------------      --------------

         Revenues                       71,462,544         $47,676,054
         Expenses                       43,892,956          22,945,999
         Net earnings                   20,334,804          21,767,326
         Basic EPS                            0.32                0.56
         Diluted EPS                          0.32                0.56


3.   Investment in Unconsolidated Subsidiaries:
     -----------------------------------------

     Desert Ridge Joint Venture. In December 2000, the Company acquired a 44 percent interest in Desert Ridge Resort Partners, LLC (the "Desert Ridge Joint Venture"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Desert Ridge Joint Venture owns the Desert Ridge Marriott Resort & Spa in Phoenix, Arizona (the "Desert Ridge Property"), which is currently under construction. As of December 31, 2001, the Company had made an initial capital contribution of approximately $8.8 million of its anticipated $25 million investment in the Desert Ridge Joint Venture. The total cost of the Desert Ridge Property is estimated to be $298 million. The Desert Ridge Property is secured by a mortgage of $179 million (the "Desert Ridge Mortgage"), which is scheduled to mature on December 15, 2007. Although this resort property is currently under construction, limited operations for the year ended December 31, 2001 resulted from a golf course located on the premises. Development of a second golf course was completed and the course began operations in January 2002.

     A portion of the Desert Ridge Mortgage bears interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (the "LIBOR"). The Desert Ridge Joint Venture has entered into an interest rate swap agreement (the "DRR Swap") to effectively convert the variable rate portion of this mortgage to a fixed rate of 6.025 percent per annum. The DRR Swap is being accounted for as a cash flow hedge. All terms of the DRR Swap are identical to the terms of the underlying mortgage. The blended interest rate on the aggregate principal amount of the $179 million mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately
     10.13 percent per annum.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     The following presents unaudited condensed financial information for the Desert Ridge Joint Venture as of December 31:

                                                                2001                   2000
                                                           --------------        --------------

          Land, buildings and equipment, net                $133,500,314           $43,803,084
          Other assets                                        82,644,318           160,908,771
          Mortgage and other notes payable                   181,884,596           179,000,000
          Other liabilities                                   26,969,771             9,800,036
          Members' equity                                      7,290,265            15,911,819
          Revenues                                             8,153,952                    --
          Cost of sales                                        2,235,307                    --
          Operating expenses                                  13,830,223                    --
          Net loss                                            (7,911,578)                   --
          Comprehensive loss                                 (11,102,816)                   --


     Waikiki Partnership. In July 2001, the Company acquired a 49 percent interest in WB Resort Partners, L.P. (the "Waikiki Partnership"), a joint venture with an affiliate of Marriott International, Inc. and a partnership in which an affiliate of the Advisor is the general partner. The Waikiki
     Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii (the "Waikiki Property"), which is currently undergoing significant renovations. As of December 31, 2001, the Company had made total capital contributions of approximately $27.7 million of its anticipated $42 million investment in the Waikiki Partnership. The total cost of the Waikiki Property is estimated to be $215 million. The Waikiki Property is secured by a mortgage in the amount of $130,000,000, which matures on August 15, 2006 and bears annual interest at a rate of 8.53 percent. Although this resort property is currently undergoing significant renovations, it has remained partially open. Operations for the year ended December 31, 2001 resulted from the operations of the open portion of the resort.


     The following presents unaudited condensed financial information for the Waikiki Partnership as of December 31, 2001:


             Land, buildings and equipment, net               $ 186,884,885
             Other assets                                         9,069,876
             Mortgage payable other notes payable               137,749,752
             Other liabilities                                   18,196,841
             Partners' equity                                    40,008,168
             Revenues                                            10,166,841
             Cost of sales                                        5,508,417
             Operating expenses                                  13,988,956
             Net loss                                            (9,330,532)

     Hilton Partnership. The Company and Hilton Hotels Corporation ("Hilton") formed a partnership (the "Hilton Partnership") of which the Company owns a 70 percent interest and Hilton owns a 30 percent interest. The Hilton Partnership owns four Properties: the Miami, Florida Property and the Costa Mesa, California Property, which were contributed by the Company, and the Auburn Hills, Michigan Property and the Portland, Oregon Property, which were contributed by Hilton. The total value of the four Properties contributed was valued at approximately $215,929,000. The Hilton Partnership intends to spend approximately $21,000,000 for renovations to the Miami, Florida and Costa Mesa, California Properties.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     The Hilton Partnership's Properties are encumbered by a $100,000,000 mortgage, which has a term of five years and bears annual interest at a variable rate equal to 230 basis points above 30-day LIBOR subject to a three-year cap of 8.30 percent and a floor of 4.96 percent. The Company intends to purchase an additional interest rate cap for the last two years of the Hilton Mortgage term, prior to the maturity of the Hilton Cap. The average annual interest rate incurred during the year ended December 31, 2001 was 4.96 percent.

     The following presents unaudited condensed financial information for the Hilton Partnership as of December 31, 2001:

            Land, buildings and equipment, net              $213,278,530
            Other assets                                      10,573,028
            Mortgages payable                                100,000,000
            Other liabilities                                  4,940,228
            Partners' equity                                 118,911,330
            Revenues                                          17,042,928
            Cost of sales                                      7,094,949
            Operating expenses                                 9,219,402
            Net income                                           728,577
            Comprehensive income                                 986,123

     Interstate Partnership. On November 19, 2001, the Company and a subsidiary of Interstate Property Corporation ("Interstate") formed a partnership (the "Interstate Partnership") of which the Company owns an 85 percent interest and Interstate owns a 15 percent interest. The Interstate Partnership owns two Properties in Manchester, Connecticut. The total value of the Properties obtained was approximately $20,372,000. One of the Properties is secured by a mortgage of approximately $6,736,000, which was assumed by the Interstate Partnership. The mortgage matures on January 1, 2011 and bears annual interest of 8.32 percent.

     The following presents unaudited condensed financial information for the Interstate Partnership as of December 31, 2001:


            Land, buildings and equipment, net             $ 21,049,569
            Other assets                                        571,152
            Mortgage payable                                  6,723,384
            Other liabilities                                   249,912
            Partners' equity                                 14,647,425
            Revenues                                            510,505
            Cost of sales                                       174,607
            Operating expenses                                  408,496
            Net loss                                            (72,598)

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

4.   Land, Buildings and Equipment:
     -----------------------------

     During the year ended December 31, 2001, the Company acquired seven Properties throughout the United States, including one Property which is under construction, resulting in a total of 43 Properties directly or indirectly owned (35 directly and eight through joint ventures). Substantially all of the Properties directly owned by the Company are pledged as collateral to secure mortgage or other long-term financing.

     Land, buildings and equipment consist of the following at December 31:

                                                2001                 2000
                                           --------------       -------------

          Land                             $ 106,173,723        $ 93,758,025
          Buildings                          521,230,538         446,132,337
          Equipment                           59,937,057          46,050,378
                                           --------------       -------------
                                             687,341,318         585,940,740
          Less accumulated depreciation      (29,182,487)         (9,433,790)
          Construction in progress            41,081,128           5,021,978
                                           --------------       -------------
                                           $ 699,239,959        $581,528,928
                                           ==============       =============


     At December 31, 2001, the Company leased substantially all of its land, building and equipment to third parties lessees. The lease terms generally range from five to 20 years and generally provide for minimum base annual rental payments ranging from approximately $716,000 to $6,500,000. Lease options allow the tenants to renew each of the leases for two to five successive five-year to ten-year periods subject to the same terms and conditions of the initial leases. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. Certain of the leases also provide for increases in annual base rent. In addition to annual base rent, the tenant may pay contingent rent computed as a percentage of gross sales of the Property. No such contingent rent has been earned as of December 31, 2001, 2000 or 1999.


     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 2001:

          2002                               $       74,985,725
          2003                                       76,162,610
          2004                                       76,162,610
          2005                                       76,162,610
          2006                                       76,162,610
          Thereafter                                611,638,925
                                                ----------------
                                             $      991,275,090
                                                ================

5.   Prepaid Expenses and Other Assets:
     ---------------------------------

     Other assets as of December 31, 2001 and 2000 were $ 6,796,398 and $5,811,304, respectively, and consist primarily of acquisition fees and expenses relating to Properties the Company intends to acquire.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999


6.   Indebtedness:
     ------------

     On September 14, 2001, the Company obtained a revolving line of credit (the "Revolving LOC") to fund acquisition and development of Properties and investments in Mortgage Loans and Secured Equipment Leases. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to approximately $96.7 million for a five-year period. Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year. Advances under the Revolving LOC bear interest at an annual rate of 225 basis points above 30-day LIBOR (4.10 percent as of December 31, 2001) and are collateralized by certain hotel Properties. At December 31, 2001, $7,500,000 was outstanding under the Revolving LOC.

     At December 31, 2001 and 2000, indebtedness collateralized by Properties, consisted of:

                                                                                 December 31, 2001        December 31, 2000
                                                                               ---------------------    ---------------------

        Mortgages payable,  bearing interest rates ranging from 7.50 percent to 7.75 percent,  with total  monthly  principal and
        interest  payments  of  $665,619,  maturing  July 31, 2009              $     86,151,860         $     87,555,326

        Mortgages payable,  bearing interest of 8.335 percent,  with monthly  interest only payments of  approximately  $347,000,
        maturing December 1, 2007                                                     50,000,000               50,000,000

        Mortgage  payable,  bearing  interest of 8.29 percent,  with
        monthly   principal  and  interest   payments  of  $257,116,
        maturing December 1, 2007                                                     32,732,022               32,500,000

        Construction   loan  facility  for  up  to  $55  million  in
        borrowings,  bearing  interest of London  Interbank  Offered
        Rate ("LIBOR") plus 275 basis points,  with monthly payments
        of interest  only,  maturing  November  15, 2003                              42,118,898                9,897,341

        Construction  loan  for up to  $17  million  in  borrowings, bearing  interest  of LIBOR  plus  300  basis  points,  with monthly  payments of interest only,  maturing  September 15,
        2003                                                                           5,768,173                       --

        Tax  Increment  Financing  Note,  bearing  interest of 12.85 percent,  with  principal  and  interest  payments  made  by incremental property tax payments paid by tenant,
        maturing December 1, 2017                                                      9,684,609                9,684,609
                                                                               ---------------------    ---------------------
                                                                                $    226,455,562         $    189,637,276
                                                                               =====================    =====================

     The majority of the Company's debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rates on mortgages and other notes payable was approximately 6.69 percent as of December 31, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

6.   Indebtedness - Continued:
     ------------------------

     The following is a schedule of maturities for all long-term borrowings at December 31, 2001:

         2002                                    $      3,136,602
         2003                                          50,280,947
         2004                                           2,561,298
         2005                                           2,742,225
         2006                                           2,869,490
         Thereafter                                   164,865,000
                                                 ----------------
           Total                                 $    226,455,562
                                                 ================

7.   Stockholders' Equity:
     ------------------=-

     On September 14, 2000, the Company commenced its third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the reinvestment plan. As of July 1, 2001, the percentage of gross proceeds payable to the managing dealer and its affiliates as expenses in connection with the offering increased and is expected to remain at the higher level for the remainder of the 2000 Offering. Since its formation, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $778,710,657 (77,871,066 shares), including $3,755,508 (375,552 shares) issued pursuant to Company's reinvestment plan.

     On August 9, 2001, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering") in an offering expected to commence immediately following the completion of the 2000 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the 2000 Offering for shares sold subsequent to July 1, 2001. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     During the years ended December 31, 2001, 2000 and 1999, the Company incurred $34,723,430, $24,808,156 and $26,632,124, respectively, in
     offering  costs,  including   $23,154,655,   $16,113,399  and  $18,475,145,
     respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 8). Stock issuance costs are recorded as a reduction in stockholders' equity.

     The Company has a redemption plan such that prior to listing on a national securities exchange or over-the-counter market, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of their shares for redemption, in accordance with the procedures outlined in the Company's prospectus. The Company may, at its sole option, redeem the shares to the extent it has sufficient available cash. During the years ended December 31, 2001, 2000 and 1999, 251,373, 269,276 and 12,885 shares, respectively,  were  redeemed  for  $2,321,634,  $2,503,484  and  $118,542, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

     For the years ended December 31, 2001, 2000 and 1999, approximately 52 percent, 63 percent and 75 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 48 percent, 37 percent and 25 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2001, 2000 and 1999 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999


8.   Related Party Transactions:
     --------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

     During the years ended December 31, 2001, 2000 and 1999, the Company incurred $21,803,780, $15,116,931 and $17,320,448 respectively, in selling commissions due to CNL Securities Corp. for services in connection with its offerings. A substantial portion of these amounts ($20,452,957, $14,557,335 and $16,164,488, respectively) were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $1,350,875, $1,016,468 and
     $1,154,697, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

     CNL Securities Corp. also receives a soliciting dealer servicing fee based upon the amount of 0.20 percent of "invested capital," as defined by the Company's prospectus, from its first offering and the 2000 Offering. As of December 31, 2001 and 2000, $293,002 and $300,145, respectively, of such fees were incurred and payable at December 31, 2001 and 2000, respectively. No fees were incurred in 1999.

     The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5 percent of the gross proceeds of the offerings, loan proceeds from permanent financing and the line of credit. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $21,056,878, $17,056,532 and $10,956,455, respectively, of these fees based on offering proceeds, including $8,686,554, $8,002,944 and $0, respectively, of debt acquisition fees.

     The Advisor is entitled to receive fees in connection with the development, construction, or renovation of a Property, generally equal to 4 percent of project costs. During the years ended December 31, 2001 and 2000, the Company incurred $2,107,404 and $2,125,857, respectively, of these fees. No such fees were incurred during 1999.

     The Company incurs operating expenses which, in general, are those expenses relating to its administrations. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which total operating expenses exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income. For the years ended December 31, 2001, 2000 and 1999, no amounts were due from the Advisor.

     The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month. The management fee is limited to fees that are competitive for similar services by third parties in the same geographic area. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $3,326,688, $1,335,488 and $106,788, respectively, of these fees.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999


8.   Related Party Transactions - Continued:
     --------------------------------------

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

                                                                  Years Ended December 31,
                                                          2001              2000              1999
                                                      -------------     -------------     -------------

               Stock issuance costs               $      4,705,448   $     3,851,925   $     3,854,739
               General operating and
                 administrative expenses                 1,092,071           542,870           351,846
               Land, buildings and equipment
                 on operating leases and
                 other assets                                   --                --               124
                                                     --------------     -------------     -------------
                                                  $      5,797,519   $     4,394,795   $     4,206,709
                                                     ==============     =============     =============

     The amounts due to related  parties  consisted of the following at December
     31:

                                                                            2001               2000
                                                                        -------------     ---------------
               Due to the Advisor:
                 Expenditures incurred on behalf
                   of the Company for accounting
                   and administrative services                       $       120,315      $      531,220
                 Acquisition fees                                            202,178             209,254
                                                                        -------------     ---------------
                                                                             322,493             740,474
                                                                        -------------     ---------------
               Due to CNL Securities Corp.:
                 Commissions                                                 678,061             598,899
                 Marketing support and due diligence
                   expense reimbursement fee                                  25,671              20,044
                                                                        -------------     ---------------
                                                                             703,732             618,943
                                                                        -------------     ---------------

                                                                     $     1,026,225      $    1,359,417
                                                                        =============     ===============



     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was $6,928,363 and $17,568,909 at December 31, 2001 and 2000, respectively.

     Due from related parties at December 31, 2001 consists of $1,301,632, which is due from an affiliate of the Advisor and $109,268 in operating receivables, which are due from various affiliates.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

9.   Concentration of Credit Risk:
     ----------------------------

     Four of the Company's tenants contributed approximately 70 percent and 75 percent of total rental income for the years ended December 31, 2001 and 2000, respectively. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the years ended December 31, 2001 and 2000. Although the Company acquires Properties in various states and regions, carefully screens its tenants in order to reduce risks of default and has acquired four Hilton Properties through the Hilton Partnership, failure of these lessees or the Marriott(R) brand chains could significantly impact the Company. Management believes that the risk of a default is reduced by the Company's initial and continuing due diligence procedures. It is expected that the percentage of total rental income contribution by these lessees will decrease as additional Properties are acquired during 2002 and subsequent years.

     In addition, the hotel industry is generally characterized as being intensely competitive. The Company's Properties do, and are expected to in the future, compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations. Additionally, any general downturn in the domestic hotel market could have a negative impact on the Company's operations.

10.  Earnings Per Share:
     ------------------

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the years ended December 31, 2001, 2000 and 1999, approximately 7.2 million and 5.5 million shares, respectively, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. For the year ended December 31, 2001, approxiamately 1.8 million shares relating to potentially dilutive securities were anti-dilutive and were excluded from the calculation.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

10.  Earnings Per Share - Continued:
     ------------------------------

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the years ended December 31, 2001, 2000 and 1999:


                                                                2001                  2000                1999
                                                            --------------       --------------      --------------
Basic Earnings Per Share:
   Net earnings                                          $     19,328,376     $     20,670,462    $      7,515,988
                                                            ==============       ==============      ==============
   Weighted average number of shares outstanding               64,457,643           38,698,066          15,890,212
                                                            ==============       ==============      ==============
   Basic earnings per share                              $           0.30     $           0.53    $           0.47
                                                            ==============       ==============      ==============

Diluted Earnings Per Share:
   Net earnings                                          $     19,328,376     $     20,670,462    $      7,515,988

   Additional income attributable to investment in
      unconsolidated subsidiary assuming all
      Preferred Shares were converted                                  --            3,563,543           2,129,899
                                                            --------------       --------------      --------------
         Adjusted net earnings assuming dilution         $     19,328,376     $     24,234,005    $      9,645,887
                                                            ==============       ==============      ==============

Weighted average number of shares outstanding                  64,457,643           38,698,066          15,890,212

Assumed conversion of Preferred Stock                                  --            7,187,676           5,547,647
                                                            --------------       --------------      --------------

         Adjusted weighted average number of
         shares outstanding                                    64,457,643           45,885,742          21,437,859
                                                            ==============       ==============      ==============
Diluted earnings per share                               $           0.30     $           0.53    $           0.45
                                                            ==============       ==============      ==============

11.  Commitments and Contingencies:
     -----------------------------

     In connection with the acquisition of an 89 percent interest in the CNL Philadelphia Annex, LLC, the Company and the minority interest holder each have the right to obligate the other to sell or buy, respectively, the 11 percent interest in CNL Philadelphia Annex, LLC. These rights are effective five years after the hotel's opening, which is planned for November 2004.

     In connection with the purchase of two Properties in June 2000, the Company may be required to make an additional payment (the "Earnout Provision") not to exceed $2,471,500 if certain earnout provisions are achieved by June 1, 2003. As of December 31, 2001, no such amounts were payable under this agreement.

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolutions of these matters will have a material adverse effect on the Company's financial condition or results of operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

11.  Commitments and Contingencies - Continued:
     -----------------------------------------

     The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $90 million, (ii) to invest approximately $15 million in two new joint ventures, (iii) to fund the remaining total of $31 million in the Desert Ridge Joint Venture and the Waikiki Partnership, and (iv) to acquire a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for approximately $300,000, and (v) to fund the development of a new hotel Property for approximately $88 million. The Company also has committed to fund its prorata share of working capital shortfalls and construction commitments for the Hilton Partnership and Interstate Partnership if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of each of these additional Properties is subject to the fulfillment of certain conditions. In order to acquire these Properties, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Revolving LOC. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company.

12.  Selected Quarterly Financial Data:
     ---------------------------------

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:


     2001 Quarter                          First            Second              Third             Fourth              Year
     ------------                     --------------    --------------     --------------    ---------------    ---------------

     Revenue                           $16,713,199       $18,202,364        $19,029,243        $17,517,738        $71,462,544
     Net income                          5,529,222         7,058,222          3,890,425          2,850,507         19,328,376
     Earnings per share:
       Basic                                  0.11              0.12               0.06               0.01               0.30
       Diluted                                0.11              0.12               0.06               0.01               0.30


     2000 Quarter                          First            Second              Third             Fourth              Year
     ------------                     --------------    --------------     --------------    ---------------    ---------------

     Revenue                            $5,581,157        $6,690,682         $8,540,296       $ 15,287,084       $ 36,099,219
     Net income                          3,945,084         4,642,940          5,251,624          6,830,814         20,670,462
     Earnings per share:
       Basic                                  0.13              0.13               0.13               0.14               0.53
       Diluted                                0.12              0.13               0.13               0.15               0.53

13.  Subsequent Events:
     -----------------

     During the period  January 1, 2002 through  January 25,  2002,  the Company
     received   subscription   proceeds  for  an  additional   1,589,242  shares
     ($15,892,422) of common stock.

     On January 1, 2002, the Company declared distributions totaling $4,998,298, or $0.064583 per share, of common stock, payable in March 2002, to stockholders of record on January 1, 2002.

     On January  18,  2002,  the Company  acquired a  SpringHill  Suites(TM)  by
     Marriott(R)  and a Townplace  Suites(TM)  by  Marriott(R),  both located in
     Manhattan  Beach,  California  and a SpringHill  Suites(TM) by  Marriott(R)
     located in Plymouth  Meeting,  Pennsylvania for  approximately $62 million.
     The  Company  plans  to  operate  these  Properties   using  Marriott,   an
     independent third party manager.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

13.  Subsequent Events - Continued:
     -----------------------------

     On January 18, 2002, the Company acquired a 25 percent interest in a joint venture with Publications International, Ltd. ("PIL"), Hilton, and Marriott that owns a 77.5 percent interest in a joint venture with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's total capital contribution will be $3.4 million, of which $1,787,500 was funded on January 18, 2002 with the remainder to be funded by June 30, 2002.

     On February 22, 2002, the Company took assignment of its leases with Western International, Inc. for seven Hotel Investors' Properties. Effective January 1, 2002, these Properties will be operated by the Company using affiliates of Marriott as an independent third party manager and the operations of these Properties will be reflected in the results of the Company. The Company paid consideration of approximately $54,000 for this assignment.

     The Company currently is seeking additional Properties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

      1.  Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at December 31, 2001 and 2000

          Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

          All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

      (a)      Exhibits


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

               3.2 CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as
               Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

               3.3 CNL American Realty Fund, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

               3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67787) (the 1998 Form S-11") and incorporated herein by reference.)

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

               3.7 Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference.)

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

               4.7 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference.)

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

               10.42 Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan (Previously filed as Exhibit 10.49 to the 1999 Form S-11 and incorporated herein by reference.)

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

               10.50 Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-11 - Registration No. 333-67124, the "2001 Form S-11", and incorporated herein by reference.)

     21. Subsidiaries of the Registrant (Filed herewith.)

     27. Financial Data Schedule (Filed herewith.)

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

     (d) Other Financial Information

               The Company is required to file audited financial information of a guarantor, Marriott International, Inc. ("Marriott"), of several of its tenants as a result of Marriott guaranteeing lease payments for several of the Company's tenants which leased more than 20 percent of the Company's total assets for the year ended December 31, 2001. Marriott is a public company and as the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2002.

                             CNL HOSPITALITY PROPERTIES, INC.

                             By:      ROBERT A. BOURNE
                                      Vice Chairman President and Treasurer

                                      /s/ Robert A. Bourne
                                      -----------------------------------
                                      ROBERT A. BOURNE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date

/s/ James M. Seneff, Jr.                   Chairman of the Board and Chief                      March 4, 2002
----------------------------
James M. Seneff, Jr.                       Executive Officer (Principal
                                           Executive Officer)




/s/ Robert A. Bourne                       Vice Chairman President and Treasurer                March 4, 2002
---------------------------

Robert A. Bourne



/s/ Matthew W. Kaplan                      Director                                             March 4, 2002
---------------------------
Matthew W. Kaplan



/s/ C. Brian Strickland                    Senior Vice President, Finance &                     March 4, 2002
---------------------------
C. Brian Strickland                        Administration (Principal  Financial
                                           and Accounting Officer)



/s/ Charles E. Adams                       Independent Director                                 March 4, 2002
---------------------------
Charles E. Adams



/s/ Lawrence A. Dustin                     Independent Director                                 March 4, 2002
---------------------------
Lawrence A. Dustin



/s/ John A. Griswold                       Independent Director                                 March 4, 2002
----------------------------
John A. Griswold



/s/ Craig M. McAllaster                    Independent Director                                 March 4, 2002
----------------------------
Craig M. McAllaster


CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001


Properties the Company                                                                Costs Capitalized
  has Invested in Under                                Initial Costs              Subsequent to Acquisition
  Operating Leases:                        -------------------------------------- --------------------------
                                                                                    Carrying
                              Encumbrances     Land       Buildings   Equipment   Improvements     Costs
                              ------------ ------------ ------------ ------------ ------------  ------------
Residence Inn by Marriott:

  Atlanta, Georgia            $         -- $  1,907,479 $ 13,459,040 $  1,270,174 $    173,319  $         --
  Duluth, Georgia                       --    1,019,497   10,017,402    1,140,942      137,147            --
  Orlando, Florida              30,275,405    3,532,687           --           --   29,151,193            --
  Merrifield, Virginia                  --    2,621,040   15,499,358    2,011,476      (83,503)           --
  Palm Desert, California               --    2,186,790   14,211,931    1,375,396        4,533            --
  Las Vegas, Nevada             17,311,184    3,784,463   28,809,831    1,333,202    2,023,789            --
  Plano, Texas                   5,758,406    1,409,287    9,876,280      682,567      724,519            --
  Phoenix, Arizona              10,296,526    2,215,181   18,670,889    1,090,121    1,275,027            --
  Salt Lake, Utah                       --    2,329,871   11,658,677    1,479,849        4,324            --
  San Diego, California                 --    2,002,314   12,924,317    1,701,280       28,850            --

Courtyard by Marriott:
  Alpharetta, Georgia                   --    2,460,479   10,916,325    1,392,450       16,515            --
  Edison, NJ                     5,768,173    2,770,068           --           --    4,108,368            --
  Oakland, CA                           --    3,238,826   17,607,812    1,124,658           --            --
  Orlando, Florida              17,305,000    9,025,240   24,583,035    4,284,741           --            --
  Overland Park, KS                     --    1,419,211   13,014,165    2,316,808           --            --
  Palm Desert, California               --    1,488,906   11,268,720    1,598,905       21,206            --
  Philadelphia, Pennsylvania    42,416,631    7,408,660   55,819,611    5,160,389      293,611            --
  Plano, Texas                   6,510,287    1,686,729   10,511,792      770,295      809,923            --
  Scottsdale Arizona            10,649,081    2,869,201   16,474,852      948,896    1,257,180            --
  Seattle, Washington           18,370,567    7,552,190   28,558,057    1,464,447    2,487,775            --
  Weston, Florida               11,843,493    1,809,838           --           --   12,007,933            --

Marriott Suites:
  Dallas, Texas                 17,255,810    2,777,725   28,900,548    1,954,411    1,927,209            --

Springhill Suites:
  Centerville, VA                       --    1,482,115    9,431,634    1,222,799           --            --
  Charlotte, NC                         --    1,602,996    9,307,241    1,588,179     (144,540)           --
  Durham, NC                            --    1,039,753    6,924,761    1,401,381       12,218            --
  Gaithersburg, Maryland                --    2,592,431   11,931,078    1,683,008      (70,407)           --
  Orlando, Florida              17,740,000    8,749,895   26,380,932    3,716,553           --            --
  Richmond, VA                          --      844,603    9,367,961      830,897           --            --

TownePlace Suites:
  Mount Laurel, New Jersey              --    1,223,679    6,395,420      623,253        7,290            --
  Newark, California                    --    2,304,707   10,828,211    1,353,030           --            --
  Scarborough, Maine                    --      918,734    6,108,981      611,883       11,786            --
  Tewksbury, Massachusetts              --    1,059,743    7,982,137      590,519        3,410            --

Wyndham:

  Billerica, Massachusetts              --    3,838,446   20,471,101    2,255,001           --            --
  Denver, Colorado                      --    3,882,969   13,436,260    2,094,428           --            --

Fairfield Inn:

  Orlando, Florida              14,955,000    9,076,860   20,318,202    3,362,656           --            --
                              ------------ ------------ ------------ ------------ ------------  ------------
                              $226,455,563 $106,132,613 $511,666,564 $ 54,434,594 $ 56,188,675  $         --
                              ============ ============ ============ ============ ============  ============

                                                                       Date
                                                                      of Con-    Date
      Land       Buildings     Equipment      Total     Depreciation struction Acquired
 ------------ ------------- ------------- ------------ ------------- --------- --------
 $  1,913,900 $  13,504,345 $   1,391,767 $ 16,810,012 $   1,789,595    1997    Aug-98
    1,022,920    10,051,037     1,241,031   12,314,988     1,433,546    1997    Aug-98
    3,532,687            --     3,335,648   32,683,880            --    2002    Feb-02
    2,609,542    15,431,362     2,007,468   20,048,372       951,941    2000    Jul-00
    2,186,790    14,211,931     1,379,929   17,778,650       827,822    1999    Jun-00
    4,319,014    30,126,172     1,506,099   35,951,285     1,219,707    1998    Feb-99
    1,608,347    10,327,414       756,892   12,692,653       471,264    1998    Feb-99
    2,528,072    19,517,746     1,205,400   23,251,218       803,908    1999    Jun-99
    2,329,926    11,658,956     1,483,839   15,472,721       670,663    1999    Aug-00
    2,002,314    12,924,317     1,730,130   16,656,761     1,180,676    1999    Dec-99


    2,460,595    10,916,842     1,408,331   14,785,768       630,449    2000    Aug-00
    2,770,068            --            --    6,878,437            --    2002    Jul-02*
    3,238,826    17,607,812     1,124,658   21,971,296            --    2001    Dec-01
    9,025,240    24,583,035     4,284,741   37,893,016     1,373,202    2000    Nov-00
    1,419,211    13,014,165     2,316,808   16,750,184       601,633    2000    Feb-01
    1,488,906    11,268,720     1,620,111   14,377,737       766,165    1999    Jun-00
    4,405,982    58,878,490     5,397,800   68,682,271     4,705,198    1999    Nov-99
    1,924,977    10,991,880       861,882   13,778,739       513,132    1998    Feb-99
    3,274,472    17,221,808     1,053,849   21,550,129       707,440    1999    Jun-99
    8,618,928    29,852,202     1,591,339   40,062,469     1,183,928    1999    Jun-99
    1,813,062            --       847,495   13,817,771            --    2002    Feb-02


    3,170,076    30,221,096     2,168,721   35,559,893     1,350,339    1998    Feb-99


    1,482,115     9,431,634     1,222,799   12,136,548       307,857    2000    Mar-01
    1,602,996     9,307,241     1,443,639   12,353,875       344,673    2001    Mar-01
    1,039,753     6,924,761     1,413,599    9,378,114       342,934    2000    Feb-01
    2,581,008    11,878,503     1,676,600   16,136,111       759,829    2000    Jul-00
    8,749,895    26,380,932     3,716,553   38,847,380     1,238,462    2000    Dec-00
      844,603     9,367,961       830,897   11,043,461            --    2001    Dec-01


    1,224,035     6,397,283       628,324    8,249,642       332,383    1999    Aug-00
    2,304,707    10,828,211     1,353,030   14,485,948       541,322    2000    Nov-00
      822,710     6,196,767       631,907    7,651,384       325,062    1999    Aug-00
    1,059,771     7,982,351       593,686    9,635,808       377,006    1999    Aug-00


    3,838,446    20,471,101     2,255,001   26,564,548     1,320,375    1999    Jun-00
    3,882,969    13,436,260     2,094,428   19,413,657     1,005,593    1999    Jun-00


    9,076,860    20,318,202     3,362,656   32,757,718     1,106,386    2000    Nov-00
------------- ------------- ------------- ------------ -------------
$ 106,173,723 $ 521,230,538 $  59,937,057 $728,422,446 $  29,182,487
============= ============= ============= ============ =============

*Estimated completion date (property under construction)

(1) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999 are summarized as follows:

                                                               Accumulated
                                                   Cost(2)(4)  Depreciation
                                                 ------------- ------------
    Properties the Company has Invested
      in Under Operating Leases:
        Balance, December 31, 1998               $ 28,752,549  $   384,166
          Acquisitions                             85,078,556           --
          Depreciation expense (3)                         --    1,219,168
                                                 ------------- ------------

        Balance, December 31, 1999                113,831,105    1,603,334
          Acquisitions                            477,131,613           --
          Depreciation expense (3)                         --    7,830,456
                                                 ------------- ------------
        Balance, December 31, 2000                590,962,718    9,433,790
          Acquisitions                            137,459,728           --
          Depreciation expense (3)                         --   19,748,697
                                                 ------------- ------------
        Balance, December 31, 2001               $728,422,446  $29,182,487
                                                 ============= ============

(2) As of December 31, 2001, 2000 and 1999, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $728,422,446, $590,962,718 and $113,831,105, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(3) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4) During the years ended December 31, 2001, 2000 and 1999, the Company incurred acquisition fees totaling $5,473,005, $16,182,043 and $4,470,836, respectively, paid to the Advisor. Acquisition fees are included in land and buildings on operating leases at December 31, 2001, 2000 and 1999.

                                  EXHIBIT INDEX


              Exhibit Number

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

               3.2 CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as
               Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

               3.3 CNL American Realty Fund, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

               3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67787) (the 1998 Form S-11") and incorporated herein by reference.)

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

               3.7 Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference.)

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

               4.7 Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference.)

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

               10.50 Form of Lease Agreement (Previously filed as Exhibit 10.57 to the 1999 Registrant's Registration Statement on Form S-11 - Registration No. 333-67124, the "2001 Form S-11", and incorporated herein by reference.)

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:

                   Name of Subsidiary                  State of Incorporation
                   ------------------                  ----------------------
    CNL Hospitality GP Corp.                                  Delaware
    CNL Hospitality LP Corp.                                  Delaware
    CNL Hospitality Partners, LP                              Delaware
    CNL Hotel Investors, Inc.                                 Maryland
    CNL Philadelphia Annex, LLC                               Delaware
    CNL Philadelphia Hospitality Management, Inc.             Delaware
    CNL LLB LP Holding, Ltd.                                  Florida
    CNL LLB SHS Management, LP                                Delaware
    CNL LLB F-Inn Management, LP                              Delaware
    CNL LLB C-Hotel Management, LP                            Delaware
    CNL LLB SHS Management Corp.                              Delaware
    CNL LLB F-Inn Management Corp.                            Delaware
    CNL C-Hotel Management Corp.                              Delaware
    CNL LLB GP Holding Corp.                                  Florida
    CNL Phoenix GP Corp.                                      Delaware
    CNL DRR Investor, LP                                      Delaware
    CNL WBR GP Corp.                                          Delaware
    CNL WBR Investor, L.P.                                    Delaware
    CNL CY-Edison, LLC                                        Delaware
    CNL Hotel CY-Edison, LP                                   Delaware
    CNL CY-Weston, LLC                                        Florida
    CNL Hotel CY-Weston, Ltd.                                 Florida
    CNL RI-Orlando, LLC                                       Florida
    CNL Hotel RI-Orlando, Ltd.                                Florida
    CNL MI-4, LLC                                             Delaware
    CNL Hotel MI-4, LP                                        Delaware
    CNL Hospitality Leasing Corp.                             Delaware
    CNL HHC, LLC                                              Delaware
    CNL IHC, LLC                                              Delaware