Form 10-K/A
period 2001-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2002-04-19
CIK 1017022

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

                 For the transition period from to ____________


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

     The number of Shares of common stock outstanding as of February 22, 2002, was 81,402,909.

     The Form 10-K of CNL Hospitality Properties, Inc. (the "Company") for the year ended December 31, 2001 is being amended to restate the diluted weighted average number of shares outstanding from 66,282,330 to 64,457,643, in Items 6, 7 and 8; to restate the number of authorized shares of common stock from 60,000,000 to 150,000,000 as of December 31, 2000 in Item 8; and to include, in
Item 14(d), summarized financial information of Marriott International, Inc. ("Marriott"). Marriott is a guarantor of lease payments for several of the Company's tenants which lease hotel Properties with aggregate carrying values that represent more than 20 percent of the Company's total assets for the year ended December 31, 2001. This summarized information was not available to the Company at the time the Company filed its Form 10-K for the year ended December 31, 2001. The changes herein have no effect on the operating results of the Company for any of the years presented.

                                     PART II

Item 6.  Selected Financial Data

                                             2001          2000          1999          1998       1997 (1)(3)
                                         ------------  ------------  ------------  ------------  ------------

Year Ended December 31:
 Revenues                                $ 71,462,544  $ 36,099,219  $ 10,677,505  $  1,955,461  $     46,071
 Net earnings                              19,328,376    20,670,462     7,515,988       958,939        22,852
 Cash flows from operating activities      52,937,964    43,650,561    12,890,161     2,776,965        22,469
 Cash flows used in investing activities (295,990,882) (334,236,686) (130,231,475)  (34,510,982)     (463,470)
 Cash flows from financing activities     237,680,116   238,811,538   206,084,832    36,093,102     9,308,755
 Cash distributions declared               48,409,660    28,082,275    10,765,881     1,168,145        29,776
 Funds from operations (2)                 40,838,412    30,053,368    10,478,103     1,343,105        22,852
 Earnings per share:
     Basic                                       0.30          0.53          0.47          0.40          0.03
     Diluted                                     0.30          0.53          0.45          0.40          0.03
 Cash distributions declared per share           0.77          0.74          0.72          0.47          0.05
 Weighted average number of shares
   outstanding:
     Basic                                 64,457,643    38,698,066    15,890,212     2,402,344       686,063
     Diluted                               64,457,643    45,885,742    21,437,859     2,402,344       686,063


At December 31:

 Total assets                            $901,406,487  $653,962,058  $266,968,274  $ 48,856,690  $  9,443,476
 Mortgages payable                        168,883,882   170,055,326            --            --            --
 Other notes payable and line of credit    65,071,680    19,581,950            --            --            --
 Total stockholders' equity               637,876,684   419,288,998   253,054,839    37,116,491     9,233,917


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

     During the period January 1, 2002 through February 22, 2002, the Company received additional net offering proceeds of approximately $40,654,000 and had approximately $11,100,000 available for investment in Properties and Mortgage Loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering and the 2002 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $96,725,000 line of credit available, as described below (See "Borrowings"). Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow, absent a satisfactory showing that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000
Offering and the 2002 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it shares on a national securities exchange or over-the-counter market, although there is no assurance that such a listing ("Listing") will occur. If Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

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

     In addition, the Company has issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages payable and notes payable under permanent financing arrangements at December 31, 2001, approximated the outstanding principal amount. The following table presents the expected cash payments of principal relating to fixed rate mortgages and notes payable:

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

    *Land purchased for development on which a hotel Property is being built.


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

     On January 18, 2002, the Company acquired a SpringHill Suites(TM) by Marriott(R) and a TownePlace Suites(TM) by Marriott(R), both located in Manhattan Beach, California and a SpringHill Suites(TM) by Marriott(R) located in Plymouth Meeting, Pennsylvania for approximately $62 million. The Company plans to operate these Properties using affiliates of Marriott, an independent third party manager.

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

     In accordance with Staff Accounting Bulletin No. 101, the Company recorded FF&E reserve revenue for cash transferred by third party tenants into restricted FF&E Accounts during the years ended December 31, 2001, 2000 and 1999. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E Accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve revenue is not generated from hotels operated by the Company using independent third party managers, however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to third parties to operating Properties, using independent third party managers, the amount of FF&E reserve revenue is expected to decline.

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

     Four of the Company's tenants contributed approximately 70 percent and 75 percent of total rental income for the years ended December 31, 2001 and 2000, respectively. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the years ended December 31, 2001 and 2000. Although the Company acquires Properties in various states and regions, carefully screens its tenants in order to reduce risks of default and has acquired four Hilton Properties through the Hilton Partnership, failure of these lessees or the Marriott(R) brand chains could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the initial and continuing due diligence procedures performed by the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and 2002 and subsequent years.

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

     The following is a reconciliation of net earnings to FFO for the years ended December 31, 2001 and 2000:

                                                                           Year Ended
                                                                          December 31,
                                                                    2001                2000
                                                             -----------------    ---------------

               Net earnings                                       $19,328,376        $20,670,462
                  Adjustments:
                     Effect of unconsolidated subsidiaries          2,701,993          1,824,124
                     Effect of minority interest                     (940,654)          (271,674)
                     Amortization of real estate assets               534,851            131,490
                     Depreciation of real estate assets            19,213,846          7,698,966
                                                             -----------------    ---------------

               FFO                                                $40,838,412        $30,053,368
                                                             =================    ===============

               Weighted average shares:

                     Basic                                         64,457,643         38,698,066
                                                             =================    ===============
                     Diluted                                       64,457,643         45,885,742
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

Item 8.   Financial Statements and Supplementary Data

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:


2001 Quarter                    First           Second           Third            Fourth            Year
---------------------      --------------   --------------   --------------   --------------   --------------

Revenue                    $  16,713,199    $  18,202,364    $  19,029,243    $  17,517,738    $  71,462,544
Net income                     5,529,222        7,058,222        3,890,425        2,850,507       19,328,376
Earning per share:
  Basic                             0.11             0.12             0.06             0.01             0.30
  Diluted                           0.11             0.12             0.06             0.01             0.30

2000 Quarter                   First            Second           Third            Fourth            Year
----------------------     --------------   --------------   --------------   --------------   --------------

Revenue                    $   5,581,157    $   6,690,682    $   8,540,296      $15,287,084    $  36,099,219
Net income                     3,945,084        4,642,940        5,251,624        6,830,814       20,670,462
Earning per share:
  Basic                             0.13             0.13             0.13             0.14             0.53
  Diluted                           0.12             0.13             0.13             0.15             0.53


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

               Report of Independent Certified Public Accountants
               --------------------------------------------------


To the Board of Directors and Shareholders
CNL Hospitality Properties, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative financial instruments.



/s/ PRICEWATERHOUSECOOPERS  LLP

Orlando, Florida
January 25, 2002, except as to Note 13 for which the date is February 22, 2002

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                 2001                2000
                                                                            ---------------     --------------
                                 ASSETS
    Land, buildings and equipment, less accumulated depreciation of
       $29,182,487 and $9,433,790, respectively                             $  699,239,959      $ 581,528,928
    Investment in unconsolidated subsidiaries                                  135,271,048         10,174,209
    Cash and cash equivalents                                                   44,825,052         50,197,854
    Restricted cash                                                              8,493,446          3,263,712
    Receivables                                                                  1,266,862          1,009,421
    Due from related parties                                                     1,410,900                 --
    Prepaid expenses and other assets                                            6,796,398          5,811,304
    Loan costs, less accumulated amortization of $980,303 and
       $152,621, respectively                                                    4,102,822          1,976,630
                                                                            ---------------     --------------
                                                                            $  901,406,487      $ 653,962,058
                                                                            ===============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages payable and accrued interest                                  $  168,883,882      $ 170,055,326
    Other notes payable                                                         57,571,680         19,581,950
    Line of credit                                                               7,500,000                 --
    Accounts payable and accrued expenses                                        8,269,796          2,126,365
    Distributions payable                                                           87,685          1,089,394
    Due to related parties                                                       1,026,225          1,359,417
    Security deposits                                                           19,454,611         15,418,626
    Rents paid in advance                                                          735,924          2,271,836
                                                                            ---------------     --------------
           Total liabilities                                                   263,529,803        211,902,914
                                                                            ---------------     --------------

    Commitments and contingencies

    Minority interest                                                                   --         22,770,146
                                                                            ---------------     --------------
    Stockholders' equity:
        Preferred stock, without par value.
           Authorized and unissued 3,000,000 shares                                     --                 --
        Excess shares, $.01 par value per share.
           Authorized and unissued 63,000,000 shares                                    --                 --
        Common stock, $.01 par value per share. Authorized
           150,000,000 shares, issued 77,891,066 and
           49,284,203 shares, respectively; outstanding 77,357,532
           and 49,002,042 shares, respectively                                     773,575            490,020
        Capital in excess of par value                                         681,152,253        432,403,246
        Accumulated distributions in excess of net earnings                    (39,959,120)       (10,877,836)
        Accumulated other comprehensive loss                                    (1,189,396)                --
        Minority  interest  distributions  in excess of contributions
           and accumulated earnings                                             (2,900,628)        (2,726,432)
                                                                            ---------------     --------------
           Total stockholders' equity                                          637,876,684        419,288,998
                                                                            ---------------     --------------
                                                                            $  901,406,487    $   653,962,058
                                                                            ===============     ==============

                 See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS




                                                                   Year Ended December 31,
                                                        2001                2000              1999
                                                   --------------     --------------     --------------
      Revenues:
          Rental income from
           operating leases                        $  61,030,551      $  24,172,889      $   3,910,639
          FF&E reserve income                          5,786,879          2,508,949            320,356
          Dividend income                                     --          2,780,063          2,753,506
          Hotel revenue                                1,150,876                 --                 --
          Interest and other income                    3,494,238          6,637,318          3,693,004
                                                   --------------     --------------     --------------
                                                      71,462,544         36,099,219         10,677,505
                                                   --------------     --------------     --------------
      Expenses:
          Interest and loan cost amortization         14,653,011          2,383,449            248,094
          General operating and administrative         3,465,568          1,565,664            569,583
          Asset management fees to
             related parties                           3,326,688          1,335,488            106,788
          Hotel expense                                1,515,808                 --                 --
          Taxes                                        1,183,184            410,836            126,384
          Depreciation and amortization               19,748,697          7,830,456          1,267,868
                                                   --------------     --------------     --------------
                                                      43,892,956         13,525,893          2,318,717
                                                   --------------     --------------     --------------
      Earnings Before Equity in Loss of
          Unconsolidated Subsidiaries and
          Minority Interest                           27,569,588         22,573,326          8,358,788

      Equity in Loss of Unconsolidated
          Subsidiaries                                (7,092,674)          (386,627)          (778,466)

      Minority Interest                               (1,148,538)        (1,516,237)           (64,334)
                                                   --------------     --------------     --------------

      Net Earnings                                 $  19,328,376      $  20,670,462      $   7,515,988
                                                   ==============     ==============     ==============

      Earnings Per Share of Common Stock:
          Basic                                    $        0.30      $        0.53      $        0.47
                                                   ==============     ==============     ==============
          Diluted                                  $        0.30      $        0.53      $        0.45
                                                   ==============     ==============     ==============
      Weighted Average Number of Shares of
          Common Stock Outstanding:
          Basic                                       64,457,643         38,698,066         15,890,212
                                                   ==============     ==============     ==============
          Diluted                                     64,457,643         45,885,742         21,437,859
                                                   ==============     ==============     ==============



                    See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999




                                                                                                 Minority
                                                                                                 interest
                                       Common Stock                            Accumulated    distributions
                              ------------------------------    Capital in     distributions    in excess of
                                Number of          Par          excess of     in excess of      contr. and
                                  shares          value         par value     net earnings    accum.earnings      Total
                              --------------  --------------  --------------  --------------  --------------  --------------

Balance at December 31, 1998      4,321,908   $      43,219   $  37,289,402   $    (216,130)  $          --   $  37,116,491

Subscriptions received for
  common stock through
  public offerings and
  distribution reinvestment
  plan                           24,593,891         245,939     245,692,968              --              --     245,938,907

Retirement of common stock          (12,885)           (129)       (118,413)             --              --        (118,542)

Stock issuance costs                     --              --     (26,632,124)             --              --     (26,632,124)

Net earnings                             --              --              --       7,515,988              --       7,515,988

Distributions declared and
  paid ($.72 per share)                  --              --              --     (10,765,881)             --     (10,765,881)
                              --------------  --------------  --------------  ------------------------------  --------------

Balance at December 31, 1999     28,902,914   $     289,029   $ 256,231,833   $  (3,466,023)  $          --   $ 253,054,839
                              ==============  ==============  ==============  ============== ===============  ==============

                  See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999



                                                                                                 Minority
                                                                                                 interest
                                       Common Stock                            Accumulated    distributions
                              ------------------------------    Capital in     distributions    in excess of
                                Number of          Par          excess of     in excess of      contr. and
                                  shares          value         par value     net earnings    accum.earnings      Total
                              --------------  --------------  --------------  --------------  --------------  --------------

Balance at December 31, 1999     28,902,914   $     289,029   $ 256,231,833   $  (3,466,023)  $          --   $ 253,054,839


Subscriptions received for
  common stock through
  public offering and
  distribution reinvestment
  plan                           20,368,404         203,684     203,480,360              --              --     203,684,044


Retirement of common stock         (269,276)         (2,693)     (2,500,791)             --              --      (2,503,484)

Stock issuance costs                     --              --     (24,808,156)             --              --     (24,808,156)

Net earnings                             --              --              --      20,670,462              --      20,670,462

Minority interest distribu-
  tions in excess of
  contributions and
  accumulated earnings                   --              --              --              --      (2,726,432)     (2,726,432)

Distributions declared and
  paid ($.74 per share)                   --              --             --     (28,082,275)             --     (28,082,275)
                              --------------  --------------  ------------------------------  --------------  --------------
Balance at December 31, 2000     49,002,042   $     490,020   $ 432,403,246   $ (10,877,836)  $  (2,726,432)  $ 419,288,998
                              ==============  ============== ===============  ==============  ============== ===============




          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999




                                                                                          Minority
                                                                                          interest
                        Common Stock                       Accumulated    Accumulated   distributions
              ----------------------------    Capital in   distributions      other      in excess of
                 Number of        Par         excess of    in excess of  comprehensive   contr. and                   Comprehensive
                  shares         value        par value    net earnings       loss      accum.earnings     Total          income
              -------------- ------------- -------------- -------------- -------------- -------------- -------------- --------------

 Balance at
 December 31,
 2000            49,002,042  $    490,020  $ 432,403,246  $ (10,877,836) $          --  $   2,726,432  $ 419,288,998  $          --

 Subscrip-
 tions
 received for
 common stock
 through
 public
 offerings
 and
 distribution
 reinvestment
 plan            28,606,863       286,069     285,782,557             --             --             --    286,068,626             --

 Retirement
 of common
 stock             (251,373)       (2,514)    (2,310,120)            --             --             --     (2,312,634)            --

 Stock
 issuance
 costs                   --            --    (34,723,430)            --             --             --    (34,723,430)            --

 Net earnings            --            --             --     19,328,376             --             --     19,328,376     19,328,376

 Minority
 interest
 distribu-
 tions in
 excess of
 contribu-
 tions and
 accumulated
 earnings                --            --             --             --             --       (174,196)      (174,196)            --

 Current
 period
 adjustments
 to recognize
 value of
 cash flow
 hedges of
 equity
 investees               --            --             --             --     (1,189,396)            --     (1,189,396)    (1,189,396)
                                                                                                                      --------------
 Total
 comrehen-
 sive income             --            --             --             --             --             --             --  $  18,138,980
                                                                                                                      ==============
 Distribu-
 tions
 declared
 and paid
 ($.77 per
 share)                  --            --             --    (48,409,660)            --             --    (48,409,660)
              -------------- ------------- -------------- -------------- -------------- -------------- --------------
 Balance at
 December 31,
 2001            77,357,532  $    773,575  $ 681,152,253  $ (39,959,120) $  (1,189,396) $  (2,900,628) $ 637,876,684
              ============== ============= ============== ============== ============== ============== ==============


     See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                              2001             2000              1999
                                                          -------------    -------------     ------------

Cash flows from operating activities:
   Net earnings                                          $  19,328,376    $  20,670,462     $  7,515,988
      to net cash provided by operating
      activities:
        Depreciation                                        19,748,697        7,830,456        1,230,499
        Amortization                                         1,181,580           65,994          130,769
        Distribution from investment in
          unconsolidated subsidiaries net of
          equity in earnings/losses                          9,277,923        1,123,687        1,478,111
        Minority interest                                    1,148,538        1,516,237           64,334
        Changes in operating assets and
          liabilities:
            Dividends receivable                                    --        1,215,993       (1,215,993)
            Receivables                                       (257,441)        (812,688)         (67,352)
            Interest payable                                        --               --          (66,547)
            Prepaid expenses                                   (23,521)          19,975          (31,774)
            Accrued rental income                               (7,803)        (124,329)         (35,239)
            Accounts payable and accrued
              expenses                                         374,734          860,676           (2,191)
            Due to related parties -
              operating expenses                              (333,192)         360,696           12,923
            Security deposits                                4,035,985       10,376,573        3,624,554
            Rents paid in advance                           (1,535,912)         546,829          252,079
                                                          -------------    -------------     ------------

              Net cash provided by
                 operating  activities                      52,937,964       43,650,561       12,890,161
                                                          -------------    -------------     ------------

Cash flows from investing activities:
    Additions to land, buildings and
        equipment on operating leases                     (117,233,515)    (310,711,912)     (85,089,887)
    Investment in unconsolidated
        subsidiaries                                      (129,032,824)     (10,174,209)     (39,879,638)
    Acquisition of additional interest in
        Hotel Investors, net of Hotel
        Investors' cash                                    (32,884,119)     (17,872,573)              --
    Increase (decrease) in certificate of
        deposit                                                     --        5,000,000               --
    Increase in restricted cash                             (5,229,734)      (2,988,082)        (193,223)
    Increase (decrease) in other assets                    (11,610,690)       2,510,090       (5,068,727)
                                                          -------------    -------------     ------------
              Net cash used in investing
                 activities                               (295,990,882)    (334,236,686)    (130,231,475)
                                                          -------------    -------------     ------------

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      Years Ended December 31,
                                                              2001              2000             1999
                                                          -------------    -------------    -------------

Cash flows from financing activities:
    Proceeds from borrowings on line of
     credit                                                  7,500,000               --               --
    Repayment of borrowings on line of
     credit                                                         --               --       (9,600,000)
    Payment of loan costs                                   (2,953,874)      (1,342,713)         (47,334)
    Proceeds from mortgage loans and
     other notes payable                                    37,989,731      102,081,950               --
    Principal payments on mortgage loans                    (1,171,444)              --               --
    Contributions from minority interest
     of consolidated subsidiaries                                   --               --        7,150,000
    Subscriptions received from
     stockholders                                          286,068,626      203,684,044      245,938,907
    Distributions to stockholders                          (48,409,660)     (28,082,275)     (10,765,881)
    Due from related parties - offering
     expenses                                               (1,410,900)              --               --
    Distributions to minority interest                      (2,896,299)     (10,217,828)              --
    Retirement of common stock                              (2,312,634)      (2,503,484)        (118,542)
    Payment of stock issuance costs                        (34,723,430)     (24,808,156)     (26,472,318)
                                                          -------------    -------------     ------------

     Net cash provided by financing
        activities                                         237,680,116      238,811,538      206,084,832
                                                          -------------    -------------     ------------

Net increase (decrease) in cash and cash
   equivalents                                              (5,372,802)     (51,774,587)      88,743,518

Cash and cash equivalents at beginning of
   year                                                     50,197,854      101,972,441       13,228,923
                                                          -------------    -------------     ------------

Cash and cash equivalents at end of year                 $  44,825,052    $  50,197,854     $101,972,441
                                                          =============    =============     ============


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      Years Ended December 31,
                                                             2001               2000             1999
                                                          -------------    -------------     ------------

Supplemental disclosures of cash flow information:

     Cash paid during the year for interest              $  15,248,479    $   1,802,451     $    240,994
                                                          =============    =============     ============
Supplemental schedule of non-cash investing activities:

    Amounts incurred but not paid for
        construction in progress                         $   6,601,248    $     832,551     $         --
                                                          =============    =============     ============
    Allocation of acquisition fees included
        in other assets to investment
        in unconsolidated subsidiaries and
        land, building, and equipment on
        operating leases                                 $  10,656,920    $  16,182,043     $  4,470,836
                                                          =============    =============     ============

Supplemental schedule of non-cash financing activities:

     Non-cash reduction in TIF Note                      $          --    $     315,391     $         --

                                                          =============    =============     ============

     Distributions declared not paid to
        minority interest at year end                    $      87,685     $  1,089,394     $         --
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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Hospitality Properties, Inc. was wasorganized pursuant to the laws of the State of Maryland on June 12, 1996. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of CNL Hospitality Partners, LP. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties. The terms "Company" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp. and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     For the years ended December 31, 2001, 2000 and 1999, revenues from the FF&E Reserve Revenue totaled $5,786,879, $2,508,949, and $320,356, respectively. For these Properties, the funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E Accounts , any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased.

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

     Implementation of Statement of Financial Accounting Standards 133 ("FAS 133") Effective January 1, 2001, the Company adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they quality for hedging accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company invests in two joint ventures, accounted for under the equity method, that have entered into interest rate hedges on variable rate debt. The Company's joint ventures have treated these hedges as cash flow hedges in accordance with FAS 133. Upon adoption of this standard on January 1, 2001, the fair value of the interest rate hedges was zero. Subsequent to the adoption of FAS 133, the Company's portion of the increased obligation under cash flow hedges reduced the carrying amount of the Company's investment in unconsolidated subsidiaries by $1,189,396 and has been reflected in accumulated other comprehensive loss.

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


           Cash                                 $   8,445,237
           Other assets                           162,787,701
           Liabilities                            (91,079,932)
                                                --------------
           Net assets                           $  80,153,006
                                                ==============

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

     The following presents unaudited pro forma information on the results of operations for the years ended December 31, 2001 and 2000 for the Company as if the acquisition had taken place on January 1, 1999:



                                       2001                 2000
                                  --------------   -----------------

           Revenues                    $71,462,544         $47,676,054
           Expenses                     43,892,956          22,945,999
           Net earnings                 20,334,804          21,767,326
           Basic EPS                          0.32                0.56
           Diluted EPS                        0.32                0.56


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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

3.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     The following presents unaudited condensed financial information for the Desert Ridge Joint Venture as of December 31:

                                                       2001            2000
                                                  -------------   -------------
           Land, buildings and equipment, net     $133,500,314    $ 43,803,084
           Other assets                             82,644,318     160,908,771
           Mortgage and other notes payable        181,884,596     179,000,000
           Other liabilities                        26,969,771       9,800,036
           Members' equity                           7,290,265      15,911,819
           Revenues                                  8,153,952              --
           Cost of sales                             2,235,307              --
           Operating expenses                       13,830,223              --
           Net loss                                 (7,911,578)             --
           Comprehensive loss                      (11,102,816)             --


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

     Land, buildings and equipment consist of the following at December 31:

                                                 2001             2000
                                            --------------  --------------
           Land                             $ 106,173,723   $  93,758,025
           Buildings                          521,230,538     446,132,337
           Equipment                           59,937,057      46,050,378
                                            --------------  --------------
                                              687,341,318     585,940,740
           Less accumulated depreciation      (29,182,487)     (9,433,790)
           Construction in progress            41,081,128       5,021,978
                                            --------------  --------------

                                            $ 699,239,959   $ 581,528,928
                                            ==============  ==============

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

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 2001:


                2002                             $ 74,985,725
                2003                               76,162,610
                2004                               76,162,610
                2005                               76,162,610
                2006                               76,162,610
                Thereafter                        611,638,925
                                                 -------------
                                                 $991,275,090
                                                 =============

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

     At December 31, 2001 and 2000, indebtedness collateralized by Properties, consisted of:

                                                                 December 31, 2001    December 31, 2000
                                                                 -----------------    -----------------

     Mortgages payable, bearing interest rates ranging
     from 7.50 percent to 7.75 percent, with total
     monthly principal and interest payments of $665,619,
     maturing July 31, 2009                                      $      86,151,860    $      87,555,326

     Mortgages payable, bearing interest of 8.335 percent,
     with monthly interest only payments of approximately
     $347,000, maturing December 1, 2007                                50,000,000           50,000,000

     Mortgage  payable,  bearing  interest  of 8.29  percent,
     with  monthly   principal   and  interest   payments  of
     $257,116, maturing December 1, 2007                                32,732,022           32,500,000

     Construction loan facility for up to $55 million in
     borrowings, bearing interest of London Interbank Offered
     Rate ("LIBOR") plus 275 basis points,with monthly
     payments of interest only, maturing
     November 15, 2003                                                  42,118,898            9,897,341

     Construction loan for up to $17 million in borrowings,
     bearing interest of LIBOR plus 300 basis points, with
     monthly payments of interest only, maturing
     September 15, 2003                                                  5,768,173                   --

     Tax Increment Financing Note, bearing interest of
     12.85 percent, with principal and interest payments made
     by incremental property tax payments paid by tenant,
     maturing December 1, 2017                                           9,684,609            9,684,609
                                                                 -----------------    -----------------
                                                                 $     226,455,562    $     189,637,276
                                                                 =================    =================

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

6.   Indebtedness - Continued:
     ------------------------

     The following is a schedule of maturities for all long-term borrowings at December 31, 2001:

                2002                                             $       3,136,602
                2003                                                    50,280,947
                2004                                                     2,561,298
                2005                                                     2,742,225
                2006                                                     2,869,490
                Thereafter                                             164,865,000
                                                                 -----------------
                  Total                                          $     226,455,562
                                                                  ================

7.   Stockholders' Equity:
     --------------------

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

8.   Related Party Transactions - Continued:
     ---------------------------------------

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

                                                             Years Ended December 31,
                                                     2001              2000             1999
                                                -------------     -------------     -------------

           Stock issuance costs                 $   4,705,448     $   3,851,925     $   3,854,739
           General operating and
             administrative expenses                1,092,071           542,870           351,846
           Land, buildings and equipment
             on operating leases and
             other assets                                  --                --               124
                                                -------------     -------------     -------------
                                                $   5,797,519     $   4,394,795     $   4,206,709
                                                =============     =============     =============

     The amounts due to related  parties  consisted of the following at December 31:

                                                                       2001               2000
                                                                  -------------     -------------
           Due to the Advisor:
             Expenditures incurred on behalf
               of the Company for accounting
               and administrative services                        $     120,315     $     531,220
             Acquisition fees                                           202,178           209,254
                                                                  -------------     -------------
                                                                        322,493           740,474
                                                                  -------------     -------------
           Due to CNL Securities Corp.:
             Commissions                                                678,061           598,899
             Marketing support and due diligence
               expense reimbursement fee                                 25,671            20,044
                                                                   -------------     ------------
                                                                        703,732           618,943
                                                                   -------------     ------------
                                                                  $   1,026,225     $   1,359,417
                                                                  =============     =============

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

10.  Earnings Per Share:
     ------------------

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the years ended December 31, 2000 and 1999, approximately 7.2 million and 5.5 million shares, respectively, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. For the year ended December 31, 2001, approximately 1.8 million shares relating to potentially dilutive securities were anti-dilutive and were excluded from the calculation.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2001, 2000 and 1999

10.  Earnings Per Share - Continued:
     ------------------------------

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the years ended December 31, 2001, 2000 and 1999:

                                                          2001              2000             1999
                                                     -------------     -------------     -------------
     Basic Earnings Per Share:
     Net earnings                                    $  19,328,376     $  20,670,462     $   7,515,988
                                                     =============     =============     =============

     Weighted average number of shares outstanding      64,457,643        38,698,066        15,890,212
                                                     =============     =============     =============

     Basic earnings per share                        $        0.30     $        0.53     $        0.47
                                                     =============     =============     =============
     Diluted Earnings Per Share:
      Net earnings                                   $  19,328,376     $  20,670,462     $   7,515,988

     Additional income attributable to investment in
      unconsolidated subsidiary assuming all
      Preferred Shares were converted                           --         3,563,543         2,129,899
                                                     -------------     -------------     -------------

        Adjusted net earnings assuming dilution      $  19,328,376     $  24,234,005     $   9,645,887
                                                     =============     =============     =============

     Weighted average number of shares outstanding      64,457,643        38,698,066        15,890,212

     Assumed conversion of Preferred Stock                      --         7,187,676         5,547,647
                                                     -------------     -------------     -------------
        Adjusted weighted average number of
        shares outstanding                              64,457,643        45,885,742        21,437,859
                                                     =============     =============     =============

     Diluted earnings per share                      $        0.30     $        0.53     $        0.45
                                                     =============     =============     =============


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

12.  Selected Quarterly Financial Data:
     ---------------------------------

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

     2001 Quarter                  First            Second           Third           Fourth            Year
     ------------             -------------    -------------    --------------    -------------    -------------

     Revenue                  $  16,713,199    $  18,202,364    $   19,029,243    $   7,517,738    $  71,462,544
     Net income                   5,529,222        7,058,222         3,890,425        2,850,507       19,328,376
     Earnings per share:
       Basic                           0.11             0.12              0.06             0.01             0.30
       Diluted                         0.11             0.12              0.06             0.01             0.30

     2000 Quarter                  First            Second           Third           Fourth            Year
     ------------             -------------    -------------    --------------    -------------    -------------

     Revenue                  $   5,581,157    $   6,690,682    $    8,540,296    $  15,287,084    $  36,099,219
     Net income                   3,945,084        4,642,940         5,251,624        6,830,814       20,670,462
     Earnings per share:
       Basic                           0.13             0.13              0.13             0.14             0.53
       Diluted                         0.12             0.13              0.13             0.15             0.53


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(d)  Other Financial Information.

     The following summarized financial information is filed as part of this report as a result of Marriott guaranteeing lease payments for several tenants relating to leased Properties whose aggregate carrying values represented more than 20 percent of the Company's total assets for the year ended December 31, 2001. The summarized financial information presented for Marriott as of December 31, 2001 and 2000, and for each of the years ended December 31, 2001, 2000 and 1999, was obtained from the Form 10-K filed by Marriott with the Securities and Exchange Commission for the year ended December 31, 2001.



                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)


     Consolidated Balance Sheets Data:
     --------------------------------
                                          December 28,       December 29,
                                             2001                2000
                                        ---------------     --------------


     Current Assets                           $ 2,130            $ 1,645
     Noncurrent Assets                          6,977              6,592
     Current Liabilities                        1,802              1,917
     Noncurrent Liabilities                     3,827              3,053
     Stockholders' Equity                       3,478              3,267


     Consolidated Statements of Income Data:
     --------------------------------------

                                                             Fiscal Year       Fiscal Year      Fiscal Year
                                                                Ended,            Ended,           Ended,
                                                             December 28,      December 29,     December 31,
                                                                 2001             2000             1999
                                                            --------------    -------------    -------------
     Gross revenues                                         $       10,198    $      10,135    $       8,771

     Costs and expenses (including income tax expense)               9,962            9,656            8,371
                                                            --------------    -------------    -------------
     Net income                                             $          236    $         479    $         400
                                                            ==============    =============    =============
     Basic earnings per share                               $         0.97    $        1.99    $        1.62
                                                            ==============    =============    =============
     Diluted earnings per share                             $         0.92    $        1.89    $        1.51
                                                            ==============    =============    =============


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April 2002.

                                             CNL HOSPITALITY PROPERTIES, INC.

                                             By:      ROBERT A. BOURNE
                                                      President

                                                      /s/ Robert A. Bourne
                                                      ------------------------
                                                      ROBERT A. BOURNE