Form 10-Q
period 2002-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2002-05-15
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended March 31, 2002
                                                  --------------

                                       OR

     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission file number
                                     0-24097
                             ----------------------

                        CNL Hospitality Properties, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                          59-3396369
         ----------------------------       ----------------------------
         (State of other jurisdiction            (I.R.S. Employer
      of incorporation or organization)         Identification No.)

            450 South Orange Avenue
              Orlando, Florida                         32801
         ----------------------------       ----------------------------
            (Address of principal                   (Zip Code)
              executive offices)

         Registrant's telephone number
            (including area code)                (407) 650-1000
                                            ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

88,879,850 shares of common stock, $.01 par value, outstanding as of May 8, 2002.

               CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                    Page

   Part I.      Item 1. Financial Information:

                    Condensed Consolidated Balance Sheets                             1

                    Condensed Consolidated Statements of Earnings                     2

                    Condensed Consolidated Statements of Stockholders' Equity         3

                    Condensed Consolidated Statements of Cash Flows                   5

                    Notes to Condensed Consolidated Financial Statements              7

                Item 2. Management's Discussion and Analysis of Results              15
                          Of Operations and Financial Condition

                Item 3. Quantitative and Qualitative Disclosures about
                          Market Risk                                                20

   Part II.     Other Information and Signatures                                     22


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,          December 31,
                                                                               2002                 2001
                                                                         ----------------     ----------------

                                 ASSETS
Land, buildings and equipment, less accumulated depreciation of
   $35,234,670 and $29,182,487, respectively                            $    805,542,202     $    699,239,959
Investments in unconsolidated subsidiaries                                   137,413,244          135,271,048
Cash and cash equivalents                                                     39,223,102           44,825,052
Restricted cash                                                                9,696,181            8,493,446
Receivables                                                                    3,545,684            1,266,862
Due from related parties                                                       2,549,358            1,410,900
Prepaid expenses and other assets                                              6,851,192            6,796,398
Loan costs, less accumulated amortization of $1,242,577 and
   $980,303, respectively                                                      4,632,142            4,102,822
                                                                        -----------------    -----------------

                                                                        $  1,009,453,105     $    901,406,487
                                                                        =================    =================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                                  $    168,383,733     $    168,883,882
Other notes payable                                                           69,049,520           57,571,680
Line of credit                                                                49,703,340            7,500,000
Accounts payable and accrued expenses                                          9,497,017            8,357,481
Due to related parties                                                           870,360            1,026,225
Security deposits                                                             17,808,576           17,808,576
Rents paid in advance                                                          2,175,768            2,381,959
                                                                        -----------------    -----------------
       Total liabilities                                                     317,488,314          263,529,803
                                                                        -----------------    -----------------



Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                       --                   --
    Excess shares, $.01 par value per share.
      Authorized and unissued 63,000,000 shares                                       --                   --
    Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 85,311,040 and 77,891,066 shares, respectively;
       outstanding 84,697,918 and 77,357,532 shares, respectively                846,979              773,575
    Capital in excess of par value                                           746,674,549          681,152,253
    Accumulated distributions in excess of net earnings                      (51,739,958)         (39,959,120)
    Accumulated other comprehensive loss                                        (876,974)          (1,189,396)
    Minority interest distributions in excess of contributions and
       accumulated earnings                                                   (2,939,805)          (2,900,628)
                                                                        -----------------    -----------------
       Total stockholders' equity                                            691,964,791          637,876,684
                                                                        -----------------    -----------------
                                                                        $  1,009,453,105     $    901,406,487
                                                                        =================    =================



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                                            Quarter Ended
                                                                              March 31,
                                                                       2002                2001
                                                                   -------------       -------------

     Revenues:
         Hotel revenue                                             $ 14,661,413       $          --
         Rental income from operating leases                         10,893,593          14,614,217
         FF&E reserve income                                          1,141,351           1,224,589
         Interest and other income                                      450,214             874,393
                                                                  --------------      --------------
                                                                     27,146,571          16,713,199
                                                                  --------------      --------------

     Expenses:
         Hotel expense                                                8,724,393                  --
         Interest and loan cost amortization                          4,274,811           3,599,652
         General operating and administrative                         1,824,044           1,464,585
         Asset management fees to related parties                     1,381,339             740,923
         Depreciation and amortization                                6,052,183           4,920,838
                                                                  --------------      --------------
                                                                     22,256,770          10,725,998
                                                                  --------------      --------------

     Earnings Before Equity in (Loss) Income of Unconsolidated
         Subsidiaries and Minority Interests                          4,889,801           5,987,201

     Equity in (Loss) Income of Unconsolidated Subsidiaries          (1,169,900)             52,938

     Minority Interests                                                 (69,231)           (510,917)
                                                                  --------------      --------------

     Net Earnings                                                 $    3,650,670      $   5,529,222
                                                                  ==============      ==============

     Earnings Per Share of Common Stock:
                 Basic                                            $         0.05      $        0.11
                                                                  ==============      ==============
                 Diluted                                          $         0.05      $        0.11
                                                                  ==============      ==============


     Weighted Average Number of Shares of Common Stock
          Outstanding:
                  Basic                                              80,748,135          52,219,376
                                                                  ==============      ==============
                  Diluted                                            80,748,135          56,013,923
                                                                  ==============      ==============







     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended March 31, 2002 and Year Ended December 31, 2001



                                                                                             Minority
                                                                                             interest
                                                                Accumulated                distributions
                             Common Stock                      distributions  Accumulated  in excess of
                      -------------------------    Capital in        in           other        contr.
                        Number of       Par        excess of      excess of   comprehensive  and accum.                Comprehensive
                         shares        value       par value    net earnings      loss       earnings        Total         income
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at
  December 31, 2000    49,002,042   $    490,020  $432,403,246  $(10,877,836) $         --  $ (2,726,432) $419,288,998  $         --

Subscriptions
  received for
  common stock
  through public
  offerings
  and distribution
  reinvestment plan    28,606,863        286,069   285,782,557            --            --            --   286,068,626            --

Retirement of
  common stock           (251,373)        (2,514)   (2,310,120)           --            --            --    (2,312,634)           --

Stock issuance
  costs                        --             --   (34,723,430)           --            --            --   (34,723,430)           --

Net earnings                   --             --            --    19,328,376            --            --    19,328,376    19,328,376

Minority interest
  distributions in
  excess of
  contributions and
  accumulated
  earnings                     --            --            --            --            --      (174,196)     (174,196)           --

Current period
  adjustments to
  recognize value of
  cash flow hedges
  of equity
  investees                    --            --            --            --    (1,189,396)           --    (1,189,396)   (1,189,396)
                                                                                                                        ------------

Total comprehensive
  income                       --            --            --            --            --            --            --   $18,138,980
                                                                                                                        ============

Distributions
 declared and paid
 ($.77 per share)              --            --            --   (48,409,660)           --            --   (48,409,660)
                     ------------   -----------  ------------- ------------  ------------  ------------  ------------
Balance at
  December 31, 2001    77,357,532  $    773,575  $681,152,253  $(39,959,120) $  1,189,396) $ (2,900,628) $637,876,684
                     ============  ============  ============  ============  ============  ============  ============

     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
          Quarter Ended March 31, 2002 and Year Ended December 31, 2001

                                                                                              Minority
                                                                                              interest
                                                                Accumulated                distributions
                             Common Stock                      distributions   Accumulated  in excess of
                      --------------------------   Capital in        in           other        contr.
                       Number of        Par        excess of     excess of    comprehensive  and accum.                Comprehensive
                        shares         value       par value    net earnings      loss        earnings        Total        income
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------


Balance at
  December 31, 2001    77,357,532   $   773,575  $681,152,253  $(39,959,120) $ (1,189,396) $ (2,900,628)  $637,876,684  $         --

Subscriptions
  received for
  common stock
  through public
  offerings and
  distribution
  reinvestment plan     7,417,132        74,171    74,097,153            --            --            --     74,171,324            --

Retirement of common
  stock                   (76,746)         (767)     (705,293)           --            --            --       (706,060)           --

Stock issuance
  costs                        --            --    (7,869,564)           --            --            --     (7,869,564)           --

Net earnings                   --            --            --     3,650,670            --            --      3,650,670     3,650,670

Minority interest
  distributions in
  excess of
  contributions and
  accumulated
  earnings                     --            --            --            --            --       (39,177)       (39,177)           --

Current period
  adjustments to
  recognize changes
  in value of cash
  flow hedges of
  equity investees             --            --            --            --       312,422            --        312,422       312,422
                                                                                                                        ------------

Total comprehensive
  income                       --            --            --            --            --            --                 $  3,963,092
                                                                                                                        ============

Distributions
  declared and paid
  ($.19 per share)             --            --            --   (15,431,508)           --            --    (15,431,508)
                      -----------   -----------  ------------  ------------  ------------  ------------   ------------

Balance at
  March 31, 2002       84,697,918   $   846,979  $746,674,549  $(51,739,958) $   (876,974) $ (2,939,805)  $691,964,791
                      ===========   ===========  ============  ============  ============  ============   ============


     See accompanying notes to condensed consolidated financial statements.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Quarter Ended March 31,
                                                                  2002              2001
                                                             --------------     --------------

         Net cash provided by operating activities            $  14,682,746      $  13,310,566
                                                             --------------     --------------

         Cash flows from investing activities:
            Additions to land, buildings and
               equipment on operating leases                   (110,190,328)       (54,182,183)
            Investment in unconsolidated subsidiaries            (7,937,260)                --
            Increase in restricted cash                          (1,202,735)          (805,735)
            Increase in other assets                             (3,399,594)          (303,985)
                                                             --------------     --------------

               Net cash used in investing activities           (122,729,917)       (55,291,903)
                                                             --------------     --------------

         Cash flows from financing activities:
            Principal payments on mortgage loans                   (500,149)          (108,671)
            Proceeds from mortgages loans and other
               notes payable                                     11,477,840          3,578,483
            Draw on line of credit                               42,203,340                 --
            Subscriptions received from
               stockholders                                      74,171,324         75,823,714
            Distributions to stockholders                       (15,431,508)        (9,772,721)
            Distributions to minority interest                     (108,408)        (1,079,508)
            Retirement of common stock                             (706,060)          (638,351)
            Payment of stock issuance costs                      (7,869,364)        (9,076,121)
            Payment of loan costs                                  (791,594)                --
                                                             --------------     --------------
               Net cash provided by financing activities        102,445,221         58,726,825
                                                             --------------     --------------

         Net (decrease) increase in cash and cash
            equivalents                                          (5,601,950)        16,745,488

         Cash and cash equivalents at beginning of
            period                                               44,825,052         50,197,854
                                                             --------------     --------------

         Cash and cash equivalents at end of period           $  39,223,102      $  66,943,342
                                                             ==============     ==============





     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                        Quarter Ended March 31,
                                                       2002                2001
                                                  --------------     --------------

  Supplemental schedule of non-cash financing activities:

     Distributions declared but not paid
       to minority interest                       $      108,408     $      733,654
                                                  ==============     ==============

     Reduction in tax incremental financing       $       73,706     $           --
       tenant                                     ==============     ==============

  Supplemental schedule of non-cash investing activities:

     Amounts incurred but not paid for
       construction in progress                   $    3,525,946     $    2,796,513
                                                  ==============     ==============



     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

1.   Organization:
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland, to invest in hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc. and its subsidiaries. As of March 31, 2002, the Company owned interests in 47 Properties. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services and operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company's operations are in the process of changing from those that were previously reported prior to March 31, 2002. This is the result of a shift in the Company's business focus from the leasing of owned Properties to third party tenants in exchange for rental revenue to an emphasis on leasing Properties to taxable REIT subsidiaries ("TRS") and engaging third party managers to conduct day to day operations. This transition has resulted in a decrease of rental income from operating leases and an increase in hotel operating revenues and related hotel operating expenses.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, the Company is only subject to income taxes on the profits and losses from its TRS operations and is not subject to income taxes on its other operations, as consistent with its REIT status. During the quarter ended March 31, 2002, the Company estimates that its TRS entities had no taxable income, and accordingly made no provision for federal income taxes. As of March 31, 2002, the Company's TRS entities had no difference between the bases of its assets or liabilities under generally accepted accounting principles and their tax bases.

     Segment Information - The Company derives all significant revenues from a single line of business, hotel real estate ownership.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

3.   Assignment of Third Party Leases:
     --------------------------------

     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Marriott International, Inc. ("Marriott"). The operations of these Properties have been reflected in the results of the operations for the Company for the quarter ended March 31, 2002. The Company paid approximately $54,000 for this assignment.

     The following presents unaudited pro forma information on the results of operations for the quarter ended March 31, 2001 as if the assignment had taken place on January 1, 2001:

                      Revenues                   $  23,636,950
                      Expenses                      17,523,722
                      Net Earnings                   5,655,249
                      Basic EPS                           0.11
                      Diluted EPS                         0.11


4.   Investments in Unconsolidated Subsidiaries:
     ------------------------------------------

     On January 18, 2002, the Company acquired a 25 percent interest in a joint venture with Publications International, Ltd. ("PIL"), Hilton Hotels Corporation, and Marriott that owns a 77.5 percent interest in a joint venture with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's total capital contribution will be $3.4 million, of which $1,787,500 was funded on January 18, 2002 with the remainder to be funded by June 30, 2002.

     The Company also holds investments in several other joint ventures and partnerships with third parties who share the decision-making control for these entities. The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the quarter ended March 31, 2002:


                        Desert Ridge
                           Resort          WB Resort       CNL HHC          CNL IHC       CTM Partners,
                        Partners, LLC    Partners, LP    Partners, LP    Partners, LP*         LLC           Total
---------------------  --------------- --------------- --------------- ---------------- --------------- ---------------

Land, buildings, and
    equipment, net       $165,650,613    $194,984,765    $211,371,502     $ 20,928,920   $      18,686    $592,954,486
Other assets               41,703,217      10,898,487      12,458,540          836,269      12,110,040      78,006,553
Mortgages and other
    notes payable         181,936,020     143,242,523     100,228,513        6,701,277       2,283,615     434,391,948
Other liabilities          19,118,386      11,340,273       7,530,169          350,664       3,258,545      41,598,037
Partners' capital           6,299,424      51,300,456     116,071,360       14,713,248       6,586,566     194,971,054
Revenues                    1,449,836      10,222,118      16,668,497        1,223,394         698,109      30,261,954
Cost of sales                 633,629       4,300,247       6,520,239          335,166         864,753      12,654,034
Expenses                    1,924,051       8,974,565       8,811,502          822,404         396,790      20,929,312
Net income (loss)          (1,107,844)     (3,052,694)      1,336,756           65,824        (563,434)     (3,321,392)
Income (loss)
    allocable to the
    Company                  (468,951)     (1,495,819)        935,729               --        (140,859)     (1,169,900)
Other comprehensive
    income (loss)
    allocable to the
    Company                   439,107              --        (126,685)              --              --         312,422
Difference between
    carrying amount of
    investment and
    Company's share of
    partners' capital       3,208,209       3,596,233       7,439,635          844,249              --      15,088,326
Company's ownership
    interest at end of
    period                     42.33%           49.00%         70.00%           85.00%          25.00%              --



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2001:

                         Desert Ridge
                            Resort         WB Resort       CNL HHC         CNL IHC       CTM Partners,
                        Partners, LLC    Partners, LP    Partners, LP    Partners, LP*        LLC **         Total
---------------------  --------------- --------------- --------------- ---------------- --------------- ---------------

Land, buildings, and
    equipment, net       $133,500,314    $186,884,885    $213,278,530    $  21,049,569    $         --    $554,713,298
Other assets               82,644,318       9,069,876      10,573,028          571,152              --     102,858,374
Mortgages and other
    notes payable         181,884,596     137,749,752     100,000,000        6,723,384              --     426,357,732
Other liabilities          26,969,771      18,196,841       4,940,228          249,912              --      50,356,752
Partners' capital           7,290,265      40,008,168     118,911,330       14,647,425              --     180,857,188
Revenues                    8,153,952      10,166,841      17,564,259          510,505              --      36,395,557
Cost of sales               2,235,307       5,508,417       7,094,949          174,607              --      15,013,280
Expenses                   13,830,223      13,988,956       9,219,402          408,496              --      37,447,077
Net income (loss)          (7,911,578)     (9,330,532)      1,249,908          (72,598)             --     (16,064,800)
Income (loss)
    allocable to
    the Company            (3,395,649)     (4,571,961)        874,936               --              --      (7,092,674)
Other comprehensive
    Income (loss)
    allocable to
    the Company            (1,369,679)             --         180,283               --              --      (1,189,396)
Difference between
    carrying amount of
    investment and
    Company's share of
    partners' capital       2,946,751       3,622,986       4,341,824          670,072              --      11,581,633
Company's ownership
    interest at end of
    period                     42.33%          49.00%          70.00%           85.00%              --              --


* Net income for the quarter ended March 31, 2002 was allocated to the other partner to restore the deficit created by losses during the year ended December 31, 2001 in accordance with the partnership agreement.
**   Entity did not exist until January 2002.

The difference between the carrying amount of the investments in the above joint ventures and partnerships and the Company's share of partners' capital results of various acquisition costs and fees which were not assumed by the joint ventures or partnerships upon formation. These amounts are amortized over 36 years.

The  Company  had   distributions   receivable   from  its  joint  ventures  and
partnerships of $2,549,358 and $1,410,900 as of March 31, 2002 and December 31, 2001, respectively.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

5.   Property Acquisitions:
     ---------------------

     During the quarter ended March 31, 2002, the Company acquired a SpringHill Suites(TM) by Marriott(R) and a TownePlace Suites(TM) by Marriott(R), both located in Manhattan Beach, California, a SpringHill Suites(TM) by Marriott(R) located in Plymouth Meeting, Pennsylvania and a Courtyard(R) by Marriott(R) located in Somerset County, New Jersey for approximately $100 million. These Properties are leased by a TRS and are being managed by an affiliate of Marriott(R). The operations of these Properties have been included in the results of operations of the Company for the quarter ended March 31, 2002.


6.   Indebtedness:
     -------------

     Indebtedness consisted of the following at:

                                                      March 31, 2002        December 31, 2001
                                                    -----------------       -----------------

     Mortgages payable and accrued interest         $    168,383,733        $    168,883,882
     Construction loan facilities                         59,438,617              47,887,071
     Tax incremental financing note                        9,610,903               9,684,609
     Line of credit                                       49,703,340               7,500,000
                                                    -----------------       -----------------
                                                    $    287,136,593        $    233,955,562
                                                    =================       =================


7.   Distributions:
     -------------

     For the quarters ended March 31, 2002 and 2001, approximately 41 percent and 56 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 59 percent and 44 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarter ended March 31, 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002.

8.   Related Party Transactions:
     --------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company's assets.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


8.   Related Party Transactions - Continued:
     --------------------------------------

     Amounts incurred relating to these transactions with affiliates were as follows for the quarter ended March 31:

                                                                              2002               2001
                                                                       ----------------    ----------------
     CNL Securities Corp.:
       Selling commissions (the majority of which was reallowed
         to unaffiliated broker-dealer firms)                           $    5,559,007      $    5,055,374
       Marketing and due diligence expense                                     370,957             299,646
                                                                       ----------------    ----------------
                                                                             5,929,964           5,355,020
                                                                       ----------------    ----------------

     Advisor and its affiliates:
       Acquisition fees                                                      4,435,323           3,237,182
       Development fees                                                        338,972             395,823
       Asset management fees                                                 1,381,339             740,923
                                                                       ----------------    ----------------
                                                                             6,155,634           4,373,928
                                                                       ----------------    ----------------
                                                                        $   12,085,598      $    9,728,948
                                                                       ================    ================

     Of these amounts, $870,360 and $1,026,225 is included in due to related parties in the accompanying condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, respectively.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarter ended March 31:

                                                                             2002                2001
                                                                       ----------------    ----------------
       Stock issuance costs                                             $      692,734      $    1,439,509
       General operating and administrative expenses                           412,205             312,833
       Land, buildings and equipment and other assets                               --              11,889
                                                                       ----------------    ----------------
                                                                        $    1,104,939      $    1,764,231
                                                                       ================    ================

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $4,321,695 and $6,928,363 at March 31, 2002 and December 31, 2001,
     respectively.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

9.   Concentration of Credit Risk:
     ----------------------------

     Three of the Company's tenants contributed approximately 26 percent of total revenues for the quarter ended March 31, 2002. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the quarter ended March 31, 2002.

     Although the Company intends to acquire properties in various states and regions, has become the tenant of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of these lessees, the Company's hotels or the Marriott(R) brand chains could significantly impact the results of operations. Management believes that the risk of such a default is reduced through future acquisition and diversification and due to the initial and continuing due diligence procedures performed by the Company.

10.  Earnings Per Share:
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters ended March 31, 2002 and 2001, 0.0 and approximately 3.8 million shares, respectively, related to the conversion of CNL Hotel Investors, Inc. Preferred Stock to the Company's common stock, were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the quarters ended March 31:

                                                                             2002                2001
                                                                       ----------------    ----------------
       Basic Earnings Per Share:
         Net earnings                                                   $    3,650,670      $    5,529,222
                                                                       ================    ================

         Weighted average number of shares outstanding                      80,748,135          52,219,376
                                                                       ================    ================

         Basic earnings per share                                       $         0.05      $         0.11
                                                                       ================    ================

       Diluted Earnings Per Share:
           Net earnings                                                 $    3,650,670      $    5,529,222

           Additional income attributable to investment in
             unconsolidated subsidiary assuming all
             Preferred Shares were converted                                        --             515,503
                                                                       ----------------    ----------------

                Adjusted net earnings assuming
                  dilution                                              $    3,650,670      $    6,044,725
                                                                       ================    ================

           Weighted average number of shares
             outstanding                                                    80,748,135          52,219,376

           Assumed conversion of Preferred Stock                                    --           3,794,547
                                                                       ----------------    ----------------

                Adjusted weighted average number of
                  shares outstanding                                        80,748,135          56,013,923
                                                                       ================    ================

         Diluted earnings per share                                     $         0.05      $         0.11
                                                                       ================    ================

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001

11.  Commitments and Contingencies:
     -----------------------------

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) to invest approximately $15 million in two new joint ventures, (iii) to fund the remaining total of approximately $23 million in two existing partnerships and (iv) to acquire a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for approximately $300,000. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the investment in the partnerships described above is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit.

12.  Subsequent Events:
     -----------------

     During the period April 1, 2002 through May 8, 2002, the Company received subscription proceeds of $41,715,719 for an additional 4,171,572 shares of common stock.

     On April 1, 2002 and May 1, 2002, the Company declared distributions to stockholders of record on April 1, 2002 and May 1, 2002, totaling $5,481,155 and $5,689,451, respectively, or $0.06458 per share, payable in June 2002.

     On April 22, 2002, the Company completed its third offering of up to 45,000,000 shares of common stock ($450,000,000) and immediately commenced its fourth offering of up to 45,00,000 shares of common stock ($450,000,000).

     The Company currently is seeking additional Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction
                                  ------------

          CNL Hospitality Properties, Inc. was organized pursuant to the laws of the State of Maryland on June 12, 1996. Various other wholly owned subsidiaries have been formed for purposes of acquiring or developing hotel properties ("Properties"). The term "Company" or "Registrant" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing to operators of hotel chains.

                              Results of Operations
                              ---------------------

     Comparison of quarters ended March 31, 2002 and March 31, 2001

          As of March 31, 2002, the Company owned interests in 47 Properties (39 directly owned and eight held indirectly through joint ventures), consisting of land, buildings and equipment, including one parcel of land on which a hotel Property is being constructed, and interests in three partnerships where hotels or resorts are being constructed or renovated and had entered into "triple-net" lease agreements or operates these Properties using third party managers.

          During the quarters ended March 31, 2002 and 2001, the Company earned rental income from operating leases and FF&E reserve income of $12,034,944 and $15,838,806, respectively. Although the number of Properties owned by the Company increased, the decrease in rental income and FF&E reserve income was due to the Company taking assignment of leases on seven existing Properties and engaging third party managers to operate these Properties. Additionally, two Properties that were acquired at the end of 2001 are also operated by third party managers. This resulted in rental income from operating leases and FF&E reserve income for these Properties being replaced by hotel operating revenues and expenses during the first quarter of 2002. Additional Property leases may be assigned to the Company and these, and other Properties acquired in the future, will likely be leased to a taxable REIT subsidiary and operated using third party mangers, consistent with the Company's strategy. As a result, the amount of rental income from operating leases is expected to continue to decline as a percentage of total revenues while hotel operating revenue is expected to increase. Hotel operating revenue during the quarter ended March 31, 2002 was $14,661,413.

          During the quarters ended March 31, 2002 and 2001, the Company earned $450,214 and $874,393, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and other income. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments and the period of time the funds were invested in such accounts as compared to 2001. As net offering proceeds are invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease.

          Operating expenses, including depreciation and amortization, and interest, and hotel operating expenses, were $22,256,770 and $10,725,998 for the quarters ended March 31, 2002 and 2001, respectively. The increase in operating expenses during the period, as compared to 2001, was the result of the Company owning interests in 47 Properties during 2002 compared to 32 Properties in 2001. During the quarter ended March 31, 2002, the Company incurred hotel expenses of $8,724,393, due to the Company's operation of a portion of its Properties using third party managers. No such expense was incurred during the quarter ended March 31, 2001. Additionally, interest expense increased from $3,599,652 for the quarter ended March 31, 2001 to $4,274,811 for the quarter ended March 31, 2002, primarily due to increased borrowing on the revolving line of credit. Operating expenses are expected to increase as the Company acquires additional Properties and invests in mortgage loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

          Equity in losses of unconsolidated subsidiaries of $1,169,900 for the quarter ended March 31, 2002 was primarily due to pre-opening and marketing expenses incurred during the construction of a resort owned through a joint venture and losses at a resort partially closed for renovations. Losses are expected to continue through the remainder of 2002 as construction and renovation activities are completed and the resorts become fully operational.

          Three of the Company's tenants contributed approximately 26 percent of total revenues for the quarter ended March 31, 2002. In addition, a significant portion of the Company's rental income was earned from properties operating as Marriott(R) brand chains for the quarter ended March 31, 2002.

          Although the Company intends to acquire properties in various states and regions, has become the tenant of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of these lessees, the Company's hotels or the Marriott(R) brand chains could significantly impact the results of operations. Management believes that the risk of such a default is reduced through future acquisition and diversification and due to the initial and continuing due diligence procedures performed by the Company.

          The attacks on the World Trade Center and the Pentagon on September 11, 2001 adversely impacted economic activity during the months following the attacks, particularly affecting the travel and lodging industries. Although it appears that a recovery is occurring in the business and leisure travel sector, the business of the Company's tenants and managers may still be affected, impacting hotel occupancy and revenues and, as a result, the Company's revenues may still remain at reduced levels to the extent that rents and other revenues received by the Company are calculated as a percentage of hotel revenues. Further, Properties that are operated using third party managers may continue to be impacted by a reduction in hotel operating revenues. In addition, if the reduction in travel is protracted, the ability of the Company's tenants to make rental payments may be affected. In such an event, the Company would rely, to the extent available, on the credit enhancement features under these leases. The credit enhancements to the Company's leases may expire and/or have funding limitations.

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

                                                                           Quarter
                                                                       Ended March 31,
                                                                  2002                 2001
                                                          -----------------    -----------------

           Net earnings                                    $     3,650,670      $     5,529,222
            Adjustments:
              Effect of unconsolidated subsidiaries              2,771,367               11,450
              Effect of minority interest                          (59,885)                  --
              Amortization of real estate assets                   270,030               64,060
              Depreciation of real estate assets                 5,782,153            4,856,778
                                                          -----------------    -----------------

           Funds From Operations                           $    12,414,335      $    10,461,510
                                                          =================    =================
           Weighted average Shares:
              Basic                                             80,748,135           52,219,376
                                                          =================    =================
              Diluted                                           80,748,135           56,013,923
                                                          =================   ==================

                         Liquidity and Capital Resources
                         -------------------------------

     Common Stock Offerings

          On September 14, 2000, the Company commenced its third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering").
     Of the 45,000,000 shares of common stock offered, up to 5,000,000 were available to stockholders purchasing shares through the reinvestment plan. On August 9, 2001, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering") in an offering to commence immediately following the completion of the 2000 Offering. Of the
     45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the 2000 Offering for shares sold subsequent to July 1, 2001. On April 22, 2002, the Company completed its 2000 Offering and immediately commenced the selling of shares under the 2002 Offering. Since its formation, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $852,881,981 (85,288,198 shares), including $4,413,305 (441,331 shares) issued pursuant to Company's reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

          As of March 31, 2002, net proceeds to the Company from its stock offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $1,069,907,000. The Company has used approximately $567,770,000 of net offering proceeds and $228,635,000 of loan proceeds to invest in 39 hotel Properties, including one parcel of land on which a hotel Property is being constructed, approximately $126,869,000 to invest in four partnerships, including two on which Properties are being constructed or renovated, approximately $5,675,000 to redeem 616,839 shares of common stock, approximately $48,703,000 to pay down the revolving line of credit and approximately $64,385,000 to pay acquisition fees and expenses, leaving approximately $27,870,000 available for investment in Properties and mortgage loans.

          During the period April 1, 2002 through May 8, 2002, the Company received additional net offering proceeds of approximately $41,716,000 and had approximately $44,086,000 available for investment in Properties and mortgage loans. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of shares from the 2000 Offering and 2002 Offering, to purchase additional Properties and, to a lesser extent, invest in mortgage loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in mortgage loans, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings.

     Redemptions

          In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the quarters ended March 31, 2002 and 2001, 76,746 shares and 69,386 shares, respectively, were redeemed for $706,060 and $638,351, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

     Commitments

          From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

          The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) to invest approximately $15 million in two new joint ventures, (iii) to fund the remaining total of approximately $23 million in two existing joint ventures and (iv) to acquire a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for approximately $300,000. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the investment in the partnerships described above is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit.

     Cash and Cash Equivalents / Cash Flows

          Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties. At March 31, 2002, the Company had $39,223,102 invested in short-term investments as compared to $44,825,052 at December 31, 2001. The decrease in the amount invested in short-term investments was primarily attributable to Property acquisitions during the first quarter of 2002 and additional investments in joint ventures to fund renovation costs, offset by proceeds received from the sale of common stock. These funds will be used to purchase additional Properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

          During  the  quarters  ended  March  31,  2002 and 2001,  the  Company generated cash from operations of $14,682,746 and $13,310,566, respectively. Cash used in investing activities was $122,729,917 and $55,291,903 for the quarters ended March 31, 2002 and 2001, respectively. Cash used in investing activities for the quarters ended March 31, 2002 and 2001 consist primarily of additions to land, buildings and equipment of $110,190,328 and $54,182,183, respectively, and $7,937,260 for investment in two joint ventures primarily to fund renovation costs in 2002. During the quarter ended March 31, 2002, the Company made the following Property acquisitions:

              Brand Affiliation              Property Location         Purchase Date         Purchase Price
     -----------------------------------   ----------------------   -------------------   -------------------
     SpringHill Suites(TM)by Marriott(R)    Manhattan Beach, CA       January 18, 2002         $20,000,000
     TownePlace Suites(TM)by Marriott(R)    Manhattan Beach, CA       January 18, 2002         $15,000,000
     SpringHill Suite(TM)by Marriott(R)     Plymouth Meeting, PA      January 18, 2002         $27,000,000
         Courtyard(R)by Marriott(R)         Somerset County, NJ        March 1, 2002           $37,750,000

         These Properties are being operated using third party managers.

          Cash provided by financing activities was $102,445,221 and $58,726,825 for the quarters ended March 31, 2002, and 2001, respectively. Cash provided by financing activities for the quarters ended March 31, 2002 and 2001 includes the receipt of $74,171,324 and $75,823,714, respectively, in subscriptions from stockholders. In addition, distributions to stockholders for the quarters ended March 31, 2002 and 2001, were $15,431,508 and $9,772,721, respectively (or $0.19 and $0.19 per share, respectively).

     Liquidity Requirements

          The Company expects to meet its short-term liquidity requirements, including payment of offering expenses, Property acquisitions and development and investment in Mortgage Loans, with cash flows from operations, advances under its revolving line of credit and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

          Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property insurance coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant or manager's insurance policy lapses or is insufficient to cover a claim relating to a Property.

     Related Party Transactions

          During the quarters ended March 31, 2002 and 2001, affiliates incurred on behalf of the Company $1,283,926 and $1,287,509, respectively, for certain offering expenses. Affiliates also incurred certain acquisition and operating expenses on behalf of the Company. As of March 31, 2002 and December 31, 2001, the Company owed the Advisor and other related parties $870,360 and $1,026,225, respectively, for expenditures incurred on behalf of the Company and for acquisition fees.

          The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was $4,321,695 and $6,928,363 at March 31, 2002 and December 31, 2001,
     respectively.

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

     Other

          In accordance with Staff Accounting Bulletin No. 101, the Company has recorded FF&E reserve income for cash transferred by third party tenants into restricted FF&E accounts during the quarters ended March 31, 2002 and 2001. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E reserve bank accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve income is not generated from hotels operated using third party managers, however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to acting as tenant for these Properties and engaging third parties to manage operations, the amount of FF&E reserve income is expected to decline. For the quarters ended March 31, 2002 and 2001, FF&E reserve income totaled $1,141,351 and $1,224,589, respectively. FF&E reserve funds of $9,696,181 and $8,493,446 were classified as restricted cash as of March 31, 2002 and December 31, 2001, respectively.

          The Company declared and paid distributions to its stockholders of $15,431,508 and $9,772,721 during the quarters ended March 31, 2002 and 2001, respectively. In addition, on April 1, 2002 and May 1, 2002, the Company declared distributions to stockholders of record on April 1, 2002 and May 1, 2002, totaling $5,481,155 and $5,689,451, respectively, or $0.06458 per share of common stock, payable in June 2002.

          For the quarters ended March 31, 2002 and 2001, approximately 41 percent and 56 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 59 percent and 44 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          As of March 31,  2002,  the  Company's  fixed and  variable  rate debt
     instruments,   excluding  debt  of  unconsolidated  partnerships,  were  as follows:

       Principal and Accrued                              Fixed Rate                                    Interest
         Interest Balance             Maturity             Per Year            Variable Rate          Payments Due
       ---------------------- ---------------------- ---------------------- ---------------------- ----------------------
            $50,000,000             December 2007           8.335%                  --                   Monthly
             85,626,367               July 2009             7.67%*                  --                   Monthly
             32,757,366             December 2007           8.29%                   --                   Monthly
              9,610,903            September 2017          12.85%**                 --                   Monthly
             50,949,488             November 2003            --               LIBOR + 275 bps            Monthly
              8,489,129            September 2003            --               LIBOR + 300 bps            Monthly
             49,703,340            September 2006            --               LIBOR + 225 bps            Monthly
            *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
           **Implicit interest on the TIF Note is 12.85 percent.

          The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) to maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was 6.78 percent as of March 31, 2002.

          The Company's construction loan facility, expiring in November 2003, bears interest at a floating rate. Approximately $50,949,000 was outstanding and approximately $4,051,000 was available under the construction loan facility as of March 31, 2002. The construction loan facility was used to finance the construction of two hotel Properties which have been completed and have begun operations.

          The Company's construction loan, expiring in September 2003, bears interest at a floating rate. Approximately $8,489,000 was outstanding and approximately $8,511,000 was available under the construction loan as of March 31, 2002. Currently, the construction loan is being used to finance the construction of one hotel Property. The estimated remaining cost to complete this Property was $7,254,000 as of March 31, 2002.

          The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down any outstanding balances on its revolving line of credit from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At March 31, 2002, approximately $109,142,000 in variable rate debt was outstanding.

          In addition, the Company has issued fixed rate mortgages payable and notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as March 31,2002 approximated the outstanding principal amount.

          The Company plans to use net proceeds it receives from the 2002 Offering to purchase additional Properties and, to a lesser extent, to invest in Mortgage Loans. In addition, the Company intends to borrow under its revolving line of credit and obtain permanent financing in order to acquire additional Properties, to invest in Mortgage Loans, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, unless approved by a majority of the independent directors, is 300 percent of the Company's net assets.

          The following is a schedule of the Company's fixed and variable rate debt maturities for the remainder of 2002, each of the next four years, and thereafter:

                         Mortgages Payable                       Total Mortgages
                            and Accrued        Other Notes       and Other Notes
                             Interest            Payable             Payable
                         -----------------  -----------------  -----------------
       2002               $      2,636,454   $             --    $     2,636,454
       2003                      2,393,876         59,438,617         61,832,493
       2004                      2,561,298                 --          2,561,298
       2005                      2,742,225                 --          2,742,225
       2006                      2,869,490         49,703,340         52,572,830
       Thereafter              164,791,293                 --        164,791,293
                         -----------------  -----------------  -----------------
                          $    177,994,636   $    109,141,957    $   287,136,593
                         =================  =================  =================


                                     PART II


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities and Use of Proceeds.   Inapplicable.
            -----------------------------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable
            ---------------------------------------------------

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

       The following documents are filed as part of this report.

       (a) Exhibits

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


         (b) The Company filed no reports on Form 8-K during the period January 1, 2002 through March 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 15th day of May, 2002.

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