Form 10-Q
period 2002-06-30
CNL HOSPITALITY PROPERTIES INC
filed 2002-08-14
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended June 30, 2002
                                                  -------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to
                                 -----------------       -------------------

                             Commission file number
                                     0-24097
                                   -----------

                        CNL Hospitality Properties, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                             59-3396369
    ----------------------------------       ----------------------------------
        (State of other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)

          450 South Orange Avenue
             Orlando, Florida                               32801
      ----------------------------------     ----------------------------------
  (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number
           (including area code)                        (407) 650-1000
                                                   ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

100,321,456 shares of common stock, $.01 par value, outstanding as of August 6, 2002.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                          Page

Part I.  Financial Information

           Item 1. Financial Statements

             Condensed Consolidated Balance Sheets                          1

             Condensed Consolidated Statements of Earnings                  2

             Condensed Consolidated Statements of Stockholders' Equity      3

             Condensed Consolidated Statements of Cash Flows                5

             Notes to Condensed Consolidated Financial Statements           7


           Item 2. Management's Discussion and Analysis of Financial       17
                     Condition and Results of Operations

           Item 3. Quantitative and Qualitative Disclosures about Market   24
                     Risk

Part II. Other Information and Signatures                                  26

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 30,        December 31,
                                                                        2002              2001
                                                                   ----------------  ----------------
                        ASSETS
Land, buildings and equipment, less accumulated depreciation of
  $42,073,602 and $29,182,487, respectively                        $   867,204,966   $   699,239,959
Investments in unconsolidated subsidiaries                             149,918,662       135,271,048
Cash and cash equivalents                                               48,169,968        44,825,052
Restricted cash                                                         11,398,229         8,493,446
Receivables                                                              8,049,333         1,266,862
Due from related parties                                                 3,170,701         1,410,900
Prepaid expenses and other assets                                       13,608,622         6,796,398
Loan costs, less accumulated amortization of $1,530,111 and
  $980,303, respectively                                                 4,341,463         4,102,822
                                                                   ----------------  ----------------

                                                                   $ 1,105,861,944   $   901,406,487
                                                                   ================  ================


          LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                             $   167,880,192   $   168,883,882
Other notes payable                                                     73,563,066        57,571,680
Line of credit                                                          64,373,368         7,500,000
Other liabilities                                                        6,328,934                --
Accounts payable and accrued expenses                                    9,947,784         8,357,481
Due to related parties                                                   1,526,443         1,026,225
Security deposits                                                       11,382,576        17,808,576
Rents paid in advance                                                    1,469,395         2,381,959
                                                                   ----------------  ----------------
     Total liabilities                                                 336,471,758       263,529,803
                                                                   ----------------  ----------------

Commitments and contingencies                                                   --                --

Stockholders' equity:
  Preferred stock, without par value.
    Authorized and unissued 3,000,000 shares                                    --                --
  Excess shares, $.01 par value per share.
    Authorized and unissued 63,000,000 shares                                   --                --
  Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 95,580,152 and 77,891,066 shares, respectively;
    outstanding 94,884,721 and 77,357,532 shares, respectively             948,847           773,575
  Capital in excess of par value                                       837,855,323       681,152,253
  Accumulated distributions in excess of net earnings                  (64,040,953)      (39,959,120)
  Accumulated other comprehensive loss                                  (2,398,699)       (1,189,396)
  Minority interest distributions in excess of contributions and
    accumulated earnings                                                (2,974,332)       (2,900,628)
                                                                   ----------------  ----------------

     Total stockholders' equity                                        769,390,186       637,876,684
                                                                   ----------------  ----------------

                                                                   $ 1,105,861,944   $   901,406,487
                                                                   ================  ================

                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                            Quarter Ended                   Six Months Ended
                                               June 30,                          June 30,
                                        2002             2001              2002           2001
                                   ---------------  ---------------  ---------------  ---------------
 Revenues:
   Hotel revenue                   $   17,865,704   $           --   $   32,527,117   $           --
   Rental income from
     operating leases                  11,146,060       15,509,464       22,039,653       30,123,681
   FF&E reserve income                  1,235,237        1,631,261        2,376,588        2,855,850
   Interest and other income            2,059,027        1,061,639        2,509,241        1,936,032
                                   ---------------  ---------------  ---------------  ---------------
                                       32,306,028       18,202,364       59,452,599       34,915,563
                                   ---------------  ---------------  ---------------  ---------------

 Expenses:
   Hotel expense                       11,075,561               --       19,799,954               --
   Interest and loan cost
     amortization                       4,883,946        3,470,675        9,158,757        7,070,327
   General operating and
     administrative                       960,938          996,863        2,784,982        2,461,448
   Asset management fees to
     related parties                    1,693,690          874,062        3,075,029        1,614,985
   Depreciation and amortization        6,838,932        5,021,851       12,891,115        9,942,689
                                   ---------------  ---------------  ---------------  ---------------
                                       25,453,067       10,363,451       47,709,837       21,089,449
                                   ---------------  ---------------  ---------------  ---------------

 Earnings Before Equity in
   Loss of Unconsolidated
   Subsidiaries and Minority
   Interests                            6,852,961        7,838,913       11,742,762       13,826,114


 Equity in Loss of
   Unconsolidated
   Subsidiaries                        (2,032,316)        (245,609)      (3,202,216)        (192,671)

 Minority Interests                       (63,604)        (535,082)        (132,835)      (1,045,999)
                                   ---------------  ---------------  ---------------  ---------------

 Net Earnings                      $    4,757,041   $    7,058,222   $    8,407,711   $   12,587,444
                                   ===============  ===============  ===============  ===============
 Earnings Per Share of Common
   Stock:
       Basic                       $         0.05   $         0.12   $         0.10   $         0.22
                                   ===============  ===============  ===============  ===============
       Diluted                     $         0.05   $         0.12   $         0.10   $         0.22
                                   ===============  ===============  ===============  ===============

 Weighted Average Number of
   Shares of Common Stock
   Outstanding:
       Basic                           89,490,267       60,734,945       85,233,690       56,694,339
                                   ===============  ===============  ===============  ===============
       Diluted                         89,490,267       60,734,945       85,233,690       56,694,339
                                   ===============  ===============  ===============  ===============


                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
              EQUITY Six Months Ended June 30, 2002 and Year Ended
                                December 31, 2001
                                   (UNAUDITED)

                                                                                           Minority
                                                                                           interest
                      Common Stock                         Accumulated    Accumulated    distributions
             -----------------------------    Capital in   distribtuions      other         in excess
               Number of          Par         excess of    in excess of   comprehensive    and accum.                  Comprehensive
                 shares          value        par value    net earnings       loss          earnings       Total           income
             --------------  -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance at
 December 31,
 2000           49,002,042   $    490,020   $432,403,246   $(10,877,836)  $         --   $ (2,726,432)  $419,288,998   $         --

Subscriptions
 received for
 common stock
 through
 public offer-
 ings and
 distribution
 reinvestment
 plan           28,606,863        286,069    285,782,557             --             --             --    286,068,626             --

Retirement of
 common stock     (251,373)        (2,514)    (2,310,120)            --             --             --     (2,312,634)            --

Stock issuance
 costs                  --             --    (34,723,430)            --             --             --    (34,723,430)            --

Net earnings                           --             --     19,328,376             --             --     19,328,376     19,328,376

Minority
 interest
 distributions
 in excess of
 contribu-
 tions and
 accumulated
 earnings               --             --             --             --             --       (174,196)      (174,196)            --

Current period
 adjustments
 to recognize
 value of cash
 flow hedges
 of equity
 investees              --             --             --             --     (1,189,396)            --     (1,189,396)    (1,189,396)
                                                                                                                       -------------

Total compre-
 hensive
 income                 --             --             --             --             --             --             --   $ 18,138,980
                                                                                                                       =============

Distributions
 declared and
 paid ($.77
 per share)             --             --             --    (48,409,660)            --             --    (48,409,660)
             --------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 December 31,
 2001           77,357,532   $    773,575   $681,152,253   $(39,959,120)  $ (1,189,396)  $ (2,900,628)  $637,876,684
             ==============  =============  =============  =============  =============  =============  =============


                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                     Six Months Ended June 30, 2002 and Year
                             Ended December 31, 2001
                                   (UNAUDITED)

                                                                                           Minority
                                                                                           interest
                      Common Stock                         Accumulated    Accumulated    distributions
              ----------------------------    Capital in   distribtuions      other         in excess
               Number of          Par         excess of    in excess of   comprehensive    and accum.                  Comprehensive
                 shares          value        par value    net earnings       loss          earnings       Total           income
              -------------  -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 December 31,
 2001           77,357,532   $    773,575   $681,152,253   $(39,959,120)  $ (1,189,396)  $ (2,900,628)   $637,876,684   $         --

Subscriptions
 received for
 common stock
 through
 public offer-
 ings and
 distribution
 reinvestment
 plan           17,689,086        176,891    176,713,965             --             --             --    176,890,856             --

Retirement of
 common stock     (161,897)        (1,619)    (1,487,833)            --             --             --     (1,489,452)            --

Stock issuance
 costs                  --             --    (18,523,062)            --             --             --    (18,523,062)            --

Net earnings            --             --             --      8,407,711             --             --      8,407,711      8,407,711

Minority
 interest
 distributions
 in excess of
 contribu-
 tions and
 accumulated
 earnings               --             --             --             --             --        (73,704)       (73,704)            --

Current period
 adjustments
 to recognize
 changes in
 value of cash
 flow hedges
 of equity
 investees                             --             --             --     (1,209,303)            --     (1,209,303)    (1,209,303)
                                                                                                                       -------------
Total compre-
 hensive income         --             --             --             --             --             --             --   $  7,198,408
                                                                                                                       =============

Distributions
 declared and
 paid ($.38
 per share)             --             --             --    (32,489,544)            --             --    (32,489,544)
              -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance at
 June 30,
 2002           94,884,721   $    948,847   $837,855,323   $(64,040,953)  $ (2,398,699)  $ (2,974,332)  $769,390,186
              =============  =============  =============  =============  =============  =============  =============

                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                          Six Months Ended June 30,
                                                          2002                 2001
                                                    -----------------   -----------------

 Net cash provided by operating activities          $     28,582,691    $     30,111,830
                                                    -----------------   -----------------

 Cash flows from investing activities:
   Additions to land, buildings and
     equipment on operating leases                      (175,762,128)        (67,909,910)
   Investment in unconsolidated subsidiaries             (25,255,893)           (620,895)
   Acquisition of remaining interest in CNL
     Hotel Investors, Inc.                                        --         (32,884,119)
   Increase in restricted cash                            (2,904,783)         (2,611,906)
   Increase in other assets                              (16,678,253)         (4,302,072)
                                                    -----------------   -----------------

     Net cash used in investing activities              (220,601,057)       (108,328,902)
                                                    -----------------   -----------------


 Cash flows from financing activities:
   Principal payments on mortgage loans                   (1,003,690)           (463,625)
   Proceeds from mortgage loans and other
     notes payable                                        15,991,386          10,652,478
   Draw on  line of credit                                56,873,368                  --
   Subscriptions received from
     stockholders                                        176,890,856         155,991,634
   Distributions to stockholders                         (32,489,544)        (21,029,719)
   Distributions to minority interest                        (98,131)         (2,544,366)
   Retirement of common stock                             (1,489,452)         (1,117,299)
   Payment of stock issuance costs                       (18,523,062)        (18,869,181)
   Payment of loan costs                                    (788,449)                 --
   Other                                                          --             (77,834)
                                                    -----------------   -----------------
     Net cash provided by financing activities           195,363,282         122,542,088
                                                    -----------------   -----------------

 Net increase in cash and cash
   Equivalents                                             3,344,916          44,325,016

 Cash and cash equivalents at beginning of
   Period                                                 44,825,052          50,197,854
                                                    -----------------   -----------------

 Cash and cash equivalents at end of period         $     48,169,968    $     94,522,870
                                                    =================   =================



                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)





                                                          Six Months Ended June 30,
                                                          2002                2001
                                                    -----------------   -----------------

 Supplemental schedule of non-cash financing activities:

     Distributions declared but not paid to
       minority interest                            $         98,131    $         82,211

                                                    =================   =================

     Reduction in tax incremental financing
       note through tax payments by tenant          $         73,704    $             --

                                                    =================   =================

     Assumption of loan with Crestline
       lease assumption                             $      3,576,133    $             --
                                                    =================   =================

 Supplemental schedule of non-cash investing activities:

     Amounts incurred but not paid for
       construction in progress                     $      2,981,783    $      2,870,144
                                                    =================   =================


     See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

1.   Organization:
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland, to primarily acquire interests in hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Philadelphia Annex, LLC, CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP and its other subsidiaries. As of June 30, 2002, the Company owned interests in 49 Properties. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services and operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company's operations have changed from those that were previously reported in prior years as permitted by the REIT Modernization Act of 1999, which became effective beginning 2001. This is the result of a shift in the Company's business from the leasing of owned Properties to third-party tenants in exchange for rental revenue to an emphasis on leasing Properties to taxable REIT subsidiaries ("TRS") and engaging third-party managers to conduct day-to-day operations. Under this new structure, when possible, the Company negotiates various types of credit enhancements on a case-by-case basis for its TRS Properties (see Note 6, "Indebtedness" for additional information on credit enhancements). This transition has resulted in the replacement of rental income from operating leases with hotel operating revenues and related hotel operating expenses. This is also reflected as a reduction in rental income from operating leases and an increase in hotel operating revenues as a percentage of total revenues. This trend is expected to continue throughout the remainder of 2002 and into the future.

     During the quarter and six months ended June 30, 2002, the Company, consistent with its strategy to lease hotel Properties to TRS entities and engage third party managers to conduct day-to-day operations, took assignment of several leases which had been previously leased to third parties. See Note 3, "Assignment of Third Party Leases" for specific information pertaining to these three individual transactions.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

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

     Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, the Company is only subject to income taxes on the profits and losses from its TRS operations and is not subject to income taxes on its other operations, as consistent with its REIT status. During the quarter and six months ended June 30, 2002, the Company estimates that its TRS entities had no taxable income, and accordingly made no provision for federal income taxes.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     Segment Information - The Company derives all significant revenues from a single line of business, hotel real estate ownership.

     Recent Accounting Pronouncements - In April 2002, the FASB issued FAS Statement No. 145, "Recussion of FASB Statements NO. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt." and an amendment of that Statement, FASB Statement No. 64, "Estinguishments of Debt Made to Satisfy SInking-Fund Requirements." This statement also rescinds FASB Statement No.44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13. "Accounting for Leases, " to eliminate an inconsistency between the required accounting for sale-leaseback tranaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occuring after May 15, 2002. All other provisions of this statment are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of Statement 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of Statement 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

     In July 2002, the FASB issued FAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severence costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

3.   Assignment of Third Party Leases:
     --------------------------------

     Western  International  Leases
     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven hotel Properties. These Properties are being leased by a TRS of the Company and are managed by affiliates of Marriott International, Inc. ("Marriott"). The operations of these Properties have been reflected in the results of the operations for the Company for the quarter and six months ended June 30, 2002. The Company paid approximately $69,000 for this assignment.

     Crestline MI-3 Leases
     Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Marriott. The operations of these Properties are reflected in the consolidated results of operations for the Company effective June 28, 2002. In connection with this transaction, CCCL Leasing, LLC agreed to give up its claim to security deposits totaling approximately $4.0 million. Additionally, the Company assumed a liquidity facility loan of approximately $3.6 million and paid approximately $25,000 in legal fees and other expenses. These transactions resulted in net other income of approximately $0.4 million being recognized by the Company during the quarter and six months ended June 30, 2002. See Note 6, "Indebtedness", for a summary of the terms of the loan that was assumed by the Company.

     Crestline  Atlanta  Leases
     Effective June 30, 2002, the Company took assignment of its leases from CC GB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand. The operations of the Properties are reflected in the consolidated results of operations for the Company effective June 30, 2002. In connection with this transaction, CC GB Leasing, LLC forfeited its claim to security deposits totaling $1.4 million and the Company assumed net assets of approximately $59,000, resulting in other income of approximately $1.5 million being recognized by the Company during the quarter and six months ended June 30, 2002.

4.   Investments in Unconsolidated Subsidiaries:
     ------------------------------------------

     Mobile  Travel
     Guide In January 2002, the Company acquired a 25 percent interest in a joint venture with Publications International, Ltd. ("PIL"), Hilton Hotels Corporation, and Marriott that owns a 77.5 percent interest in a joint venture with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's required total capital contribution was approximately $3.6 million, the remainder of which was funded in June 2002. EMTG has engaged Dustin/Massagli LLC, a company of which one of the Company's directors, is president, a director and principal stockholder, to manage its business.

     San Francisco Joint Venture
     In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Joint Venture"), a joint venture with an affiliate of Marriott. The San Francisco Joint Venture purchased a
     Courtyard by Marriott in downtown San Francisco (the "San Francisco Downtown Property") for approximately $82 million. The purchase was financed with equity investments of $13 million each from the Company and Marriott as well as $56 million in borrowings consisting of two loans from a third-party lender. One of the loans is in the amount of $41 million and requires interest payments equal to the greater of one-month LIBOR plus
     3.25 percent, or 6.25%. The other loan is in the amount of $15 million and interest payments are equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Joint Venture and the Property is managed by a subsidiary of Marriott.


     Office Building

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed 16.67 percent, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.






                            INTENTIONALLY LEFT BLANK

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The Company also holds investments in several other joint ventures and partnerships with third parties who share the decision-making control for these entities. The borrowers on the loans for the joint ventures below are legally separate entities, having separate assets and liabilities, from the Company and, therefore, the assets and credit of the respective joint ventures are not available to satisfy the debts and other obligations of the Company. Likewise, the assets and credits of the Company are not available to satisfy the debts and other obligations of the borrowers on the loans of the joint ventures. The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the six months ended June 30, 2002:

                     Desert Ridge
                        Resort      WB Resort                    CNL IHC        CY-SF           CTM
                      Partners,     Partners,      CNL HHC      Partners,       Hotel        Partners,    CNL Plaza,
                          LLC           LP       Partners, LP       LP*       Parent, LP        LLC          Ltd.         Total
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Land, buildings,
  and equipment,
  net                $198,054,512  $198,033,897  $209,801,330   $20,778,780  $ 82,200,000  $   148,259   $ 54,899,322  $763,916,100
Other assets           10,515,498    11,507,229    14,331,326     1,146,147            --   15,436,641     10,977,994    63,914,835
Mortgages and other
  notes payable       183,614,394   147,179,155   100,413,333     6,680,267    56,000,000    2,313,582     63,925,586   560,126,317
Other liabilities      19,671,293    14,636,921     9,755,126       290,646       200,000    2,484,092        823,858    47,861,936
Partners' capital       5,284,323    47,725,050   113,964,197    14,954,014    26,000,000   10,787,226      1,127,872   219,842,682
Revenues                2,508,145    22,108,287    32,335,940     2,748,557            --      799,684        897,255    61,397,868
Cost of sales           1,481,682     9,562,306    13,053,945       760,005            --    1,687,225        269,177    26,814,340
Expenses                3,262,053    19,006,459    17,744,875     1,604,615            --      837,733        650,438    43,106,173
Net income (loss)      (2,235,590)   (6,460,478)    1,537,120       383,937            --   (1,725,274)       (22,360)   (8,522,645)
Income (loss)
  allocable to the
  Company                (946,325)   (3,165,634)    1,075,984       264,638            --     (431,319)           440    (3,202,216)
Other comprehensive
  (loss)
  allocable to the
  Company                (794,405)           --      (414,898)           --            --           --             --    (1,209,303)
Difference between
  carrying amount of
  investment and
  Company's share of
  partners' capital     3,462,487     3,563,661     7,387,447       838,326     3,118,255           --             --    18,370,176
Company's ownership
  interest at end of       42.33%        49.00%        70.00%        85.00%        50.00%       25.00%          10.00%           --
  period


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2001:

                     Desert Ridge
                        Resort       WB Resort                    CNL IHC        CY-SF           CTM
                      Partners,      Partners,      CNL HHC      Partners,       Hotel        Partners,    CNL Plaza,
                          LLC           LP       Partners, LP       LP*       Parent, LP**      LLC**        Ltd.**         Total
                    -------------  ------------- -------------  ------------  ------------  ------------  ------------ -------------

Land, buildings,
  and equipment,
  net               $ 133,500,314  $186,884,885  $213,278,530   $21,049,569   $        --   $        --   $        --  $554,713,298
Other assets           82,644,318     9,069,876    10,573,028       571,152            --            --            --   102,858,374
Mortgages and other
  notes payable       181,884,596   137,749,752   100,000,000     6,723,384            --            --            --   426,357,732
Other liabilities      26,969,771    18,196,841     4,940,228       249,912            --            --            --    50,356,752
Partners' capital       7,290,265    40,008,168   118,911,330    14,647,425            --            --            --   180,857,188
Revenues                8,153,952    10,166,841    17,564,259       510,505            --            --            --    36,395,557
Cost of sales           2,235,307     5,508,417     7,094,949       174,607            --            --            --    15,013,280
Expenses               13,830,223    13,988,956     9,219,402       408,496            --            --            --    37,447,077
Net income (loss)      (7,911,578)   (9,330,532)    1,249,908       (72,598)           --            --            --   (16,064,800)
Income (loss)
  allocable to
  the Company          (3,395,649)   (4,571,961)      874,936            --            --            --            --    (7,092,674)
Other comprehensive
  income (loss)
  allocable            (1,369,679)           --       180,283            --            --            --            --    (1,189,396)
  to the Company
Difference between
  carrying amount
  of investment and
  Company's share
  of partners'
  capital               3,196,751     3,622,986     7,650,572       870,072            --            --            --    15,340,381
Company's ownership
  interest at end
  of period                42.33%        49.00%        70.00%        85.00%            --            --            --            --



* A portion of the net income for the six months ended June 30, 2002 was allocated to the other partner to restore the deficit created by losses during the year ended December 31, 2001 in accordance with the partnership agreement.
** These entities were not formed until 2002 and therefore are not presented for the year ended December 31, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

4.   Investment in Unconsolidated Subsidiaries - Continued:
     -----------------------------------------------------

     The difference between the carrying amount of the investments in the above joint ventures and partnerships and the Company's share of partners' capital results from various acquisition costs and fees which were not assumed by the joint ventures and partnerships upon formation. These amounts are amortized over 36 years.

     The Company had distributions receivable from its joint ventures and partnerships of $3,170,701 and $1,410,900 as of June 30, 2002 and December 31, 2001, respectively, which are included in due from related parties in the accompanying consolidated balance sheets.


5.   Property Acquisitions:
     ---------------------

     During the six months ended June 30, 2002, the Company acquired a SpringHill Suites(TM) by Marriott(R) and a TownePlace Suites(TM) by Marriott(R), both located in Manhattan Beach, California, a SpringHill Suites(TM) by Marriott(R) located in Plymouth Meeting, Pennsylvania, a Courtyard(R) by Marriott(R) located in Somerset County, New Jersey and a Marriott Hotel located in Bridgewater, New Jersey for approximately $162 million. These Properties are leased by TRS entities and are being managed by affiliates of Marriott. The operations of these Properties have been included in the results of operations of the Company for the quarter and six months ended June 30, 2002.

6.   Indebtedness:
     ------------

Indebtedness consisted of the following at:
                                                      June 30, 2002     December 31, 2001
                                                    -----------------   -----------------

     Mortgages payable and accrued interest         $    167,880,192    $    168,883,882
     Construction loan facilities                         63,952,163          47,887,071
     Tax incremental financing note                        9,610,903           9,684,609
     Line of credit                                       64,373,368           7,500,000
                                                    -----------------   -----------------
                                                    $    305,816,626    $    233,955,562
                                                    =================   =================


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

7.   Distributions:
     -------------

     For the six months ended June 30, 2002 and 2001, approximately 62 percent and 48 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 38 percent and 52 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002.

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

     Amounts incurred relating to these transactions with affiliates were as follows for the six months ended June 30:

                                                          2002                 2001
                                                    -----------------   -----------------

CNL Securities Corp.:
     Selling commissions (the majority of which was
       reallowed to unaffiliated broker-dealer
       firms)                                       $     13,284,947    $     11,956,553
     Marketing and due diligence expense                     884,581             700,593
                                                    -----------------   -----------------
                                                          14,169,528          12,657,146
                                                    -----------------   -----------------

Advisor and its affiliates:
     Acquisition fees                                     10,290,560           8,395,329
     Development fees                                      1,003,940             814,487
     Asset management fees                                 3,075,029           1,614,456
                                                    -----------------   -----------------
                                                          14,369,529          10,824,272
                                                    -----------------   -----------------
                                                     $    28,539,057    $     23,481,418
                                                    =================   =================

     Of these amounts, $1,526,443 and $1,026,225 is included in due to related parties in the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, respectively.

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

                                                                    2002               2001
                                                               --------------     --------------

           Stock issuance costs                                $   1,844,170      $   2,658,239
           General operating and administrative expenses             602,687            529,377
           Land, buildings and equipment and other assets                 --             11,889
                                                               --------------     --------------
                                                               $   2,446,857      $   3,199,505
                                                               ==============     ==============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

8.   Related Party Transactions - Continued:
     --------------------------------------

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this affiliate was $4,980,516 and $6,928,363 at June 30, 2002 and December 31, 2001,
     respectively.


     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed 16.67 percent, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.


9.   Concentration of Credit Risk:
     ----------------------------

     One of the Company's tenants contributed approximately 16 percent and 13 percent of total revenues for the quarter and six months ended June 30, 2002. In addition, a significant portion of the Company's rental income was earned from properties operating as various Marriott(R) brands for the quarter and six months ended June 30, 2002.

     Although the Company intends to acquire properties in various states and regions, has become the tenant of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of these lessees, the Company's hotels or the Marriott(R) brands could significantly impact the results of operations. Management believes that the risk of such a default will be reduced through future acquisition and diversification and due to the initial and continuing due diligence procedures performed by the Company.

10.  Earnings Per Share:
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarters and six months ended June 30, 2001 approximately 3.6 million shares and approximately 3.7 million shares, respectively, related to the conversion of CNL Hotel Investors, Inc. Preferred Stock to the Company's common stock, however, were anti-dilutive after the application of the "if converted method" and were, therefore, excluded from the EPS calculation.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001

10.  Earnings Per Share - Continued:
     ------------------------------

     The following represents the calculation of earnings per share for the quarters and six months ended June 30:

                                      Quarter Ended June 30,                Six Months Ended June 30,
                                      2002               2001                2002                2001
                               -----------------   -----------------   -----------------   -----------------
 Basic and Diluted Earnings
     Per Share:
   Net earnings                $      4,757,041    $      7,058,222    $      8,407,711    $     12,587,444
                               =================   =================   =================   =================

   Weighted average number of
     shares outstanding              89,490,267          60,734,945          85,233,690          56,694,339
                               =================   =================   =================   =================

   Basic and Diluted
     earnings per share        $           0.05    $           0.12    $           0.10    $           0.22
                               =================   =================   =================   =================

11.  Commitments and Contingencies:
     -----------------------------

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) construct or complete construction on three properties with an estimated value of approximately $82 million and (iii) fund the remaining total of approximately $23 million in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the investment in the partnerships described above is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, nine leases currently to third party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the stated deadline, the Company has agreed to return security deposits it holds on three of the Properties which total approximately $3.2 million. Both parties have agreed that should the conversion occur, the Company would not be obligated to pay any additional consideration for the leasehold position and that Marriott would participate, through incentive fees, in any additional earnings above what was otherwise the minimum rent.

     The Company has received various credit enhancement guarantees from third party managers who have guaranteed a certain level of performance for Properties they manage which are leased to TRS entities. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. These guarantees normally expire when (i) a predefined operating performance threshold is achieved for twelve consecutive months, (ii) the guarantee term expires (typically three to five years) or (iii) maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as other liabilities in the accompanying consolidated balance sheets. As of June 30, 2002 and December 31, 2001, these other liabilities were approximately $2,753,000 and $0, respectively, representing guarantee funding which potentially could be earned back in the future. Additionally, as of June 30, 2002 and December 31, 2001, the Company had approximately $49,925,000 and $50,000,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary.

     In connection with the lease  assumptions for nine Properties  discussed in
     Note 3, "Assignment of Third Party Leases", the Company assumed a liquidity facility loan in the amount of approximately $3.6 million. The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the any of any fiscal year.

12.  Subsequent Events:
     -----------------

     During the period July 1, 2002 through August 6, 2002, the Company received subscription proceeds of $53,837,165 for an additional 5,383,716 shares of common stock.

     On July 3, 2002, the Company acquired land on which a hotel Property will be developed for approximately $3.3 million.

     On July 1, 2002 and August 1, 2002, the Company declared distributions to stockholders of record on July 1, 2002 and August 1, 2002, totaling $6,146,220 and $6,438,865, respectively, or $0.06458 per share, payable in September 2002.

     The Company currently is seeking additional Properties or other real estate related investment opportunities.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offering, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction
                                  ------------

          CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland, to invest in hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Philadelphia Annex, LLC, CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP and its other subsidiaries. As of June 30, 2002, the Company owned interests in 49 Properties. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services and operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing to operators of hotel chains and may enter into other permitted investments.

          The Company's operations have changed from those that were previously reported in prior years as permitted by the REIT Modernization Act of 1999, which became effective beginning 2001. This is the result of a shift in the Company's business from the leasing of owned Properties to third-party tenants in exchange for rental revenue to an emphasis on leasing Properties to taxable REIT subsidiaries ("TRS") and engaging third-party managers to conduct day-to-day operations. Under this new structure, when possible, the Company negotiates various types of credit enhancements on a case-by-case basis for its TRS Properties (see Note 6, "Indebtedness" for additional information on credit enhancements). This transition has resulted in the replacement of rental income from operating leases with hotel operating revenues and related hotel operating expenses. This is also reflected as a reduction in rental income from operating leases and an increase in hotel operating revenues as a percentage of total revenues. This trend is expected to continue throughout the remainder of 2002 and into the future.

          During the quarter and six months ended June 30, 2002, the Company, consistent with its strategy to lease hotel Properties to TRS entities and engage third party managers to conduct day-to-day operations, took assignment of several leases which had been previously leased to third parties. See Note 3, "Assignment of Third Party Leases" for specific information pertaining to these three individual transactions.

                              Results of Operations
                              ---------------------

     Comparison of quarter and six months ended June 30, 2002 to quarter and six months ended June 30, 2001

     Owned Properties

          As of June 30, 2002, the Company owned interests in 49 Properties (40 directly owned and nine held indirectly through joint ventures), consisting of land, buildings and equipment, including one parcel of land on which a hotel Property is being constructed, and interests in three partnerships where hotels or resorts are being constructed or renovated. Of these Properties 36 are leased to TRS entities and operated by third-party managers, resulting in hotel revenues and expenses being reported in the consolidated statements of operations for the Company. The remaining other Properties are leased on a "triple-net" basis to third-party operators resulting in rental income from operating leases being reported in the consolidated statement of operations for the Company.

     Revenues

          During the six months ended June 30, 2002 and 2001, the Company earned rental income from operating leases and FF&E reserve income of $24,416,241 and $32,979,531, respectively ($12,381,297 and $17,140,725 of which was earned during the quarters ended June 30, 2002 and 2001, respectively). Although the number of Properties owned by the Company increased, the decrease in rental income and FF&E reserve income was due to the Company taking assignment of leases on seven existing Properties and engaging third party managers to operate these Properties as of January 1, 2002. Additionally, two Properties that were acquired at the end of 2001 are also operated using third party managers. This resulted in rental income from operating leases and FF&E reserve income for these Properties being replaced by hotel operating revenues and expenses during the first half of 2002. As noted above, additional Property leases were assigned to the Company at the end of June 2002 and it is expected that other existing third party leases may be assigned to the Company in the future. Consistent with the Company's strategy, these Properties, and additional Properties acquired in the future, will likely be leased to taxable REIT subsidiaries and operated using third party managers. As a result, the amount of rental income from operating leases is expected to continue to decline as a percentage of total revenues while hotel operating revenue is expected to increase. Hotel operating revenue during the six months ended June 30, 2002 was $32,527,117 ($17,865,704 of which was earned during the quarter ended June 30, 2002).

     Interest and Other Income

          During the six months ended June 30, 2002 and 2001, the Company earned $611,424 and $1,936,032, respectively ($161,210 and $1,061,639 of which was earned during the quarters ended June 30, 2002 and 2001, respectively), in interest income from investments in money market accounts and other short-term, highly liquid investments. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments and the period of time the funds were invested in such accounts as compared to 2001. As net offering proceeds are invested in interests in Properties, used to make mortgage loans and enter into other permitted investments, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease depending on the amount of future offering proceeds and the timing of investments.

          In June 2002, the Company recognized other income of $1,897,817 which represents the net of the release of the Company's obligation to repay approximately $5.5 million in security deposits resulting from the assumption of leases on eleven of its existing Properties offset by the assumption of a liquidity facility loan of approximately $3.6 million. See
     Item 3. "Qualitative and Quantitative Disclosures About Market Risk" for additional information related to the liquidity facility loan.

     Operating Expenses

          Operating expenses, including depreciation and amortization and interest expenses, were $47,709,837 and $21,089,449 for the six months ended June 30, 2002 and 2001, respectively ($25,453,067 and $10,363,451 of which was incurred during the quarters ended June 30, 2002 and 2001, respectively). The increase in operating expenses during the period, as compared to 2001, was the result of the Company owning interests in 49 Properties during 2002 compared to 33 Properties in 2001. During the six months ended June 30, 2002, the Company incurred hotel expenses of $19,799,954 ($11,075,561 of which was incurred during the quarter ended June 30, 2002), due to the Company's leasing of a portion of its Properties which are operated by third party managers. No such expense was incurred during the six months ended June 30, 2001. Additionally, interest expense increased from $7,070,327 for the six months ended June 30, 2001 to $9,158,757 for the six months ended June 30, 2002 (which includes an increase from $3,470,675 to $4,883,946 for the quarters ended June 30, 2001 and 2002, respectively), primarily due to increased borrowing on the revolving line of credit. Operating expenses are expected to increase as the Company acquires interests in additional Properties and invests in mortgage loans or other permitted investments. However, general operating and administrative expenses, exclusive of interest expense, as a percentage of total revenues is expected to decrease as the Company acquires interests in additional Properties and invests in mortgage loans or other permitted investments.

     Losses From Unconsolidated Subsidiaries

          Equity in losses of unconsolidated subsidiaries of $3,202,216 for the six months ended June 30, 2002 ($2,032,316 for the quarter ended June 30,
     2002) was primarily due to pre-opening and marketing expenses incurred during the construction of a resort owned through a joint venture and losses at a resort which was open but undergoing significant renovations. Losses are expected to continue through the remainder of 2002 as construction and renovation activities are completed and the resorts become fully operational.

     Concentration of Credit Risk

          One of the Company's tenants contributed approximately 16 percent and 13 percent of total revenues for the quarter and six months ended June 30, 2002. In addition, a significant portion of the Company's rental income was earned from properties operating as various Marriott(R) brands for the quarter and six months ended June 30, 2002.

          Although the Company intends to acquire properties in various states and regions, has become the tenant of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of these lessees, the Company's hotels or the Marriott(R) brands could significantly impact the results of operations. Management believes that the risk of such a default will be reduced through future acquisition and diversification and due to the initial and continuing due diligence procedures performed by the Company.

     Current Economic Conditions

          The attacks on the World Trade Center and the Pentagon on September 11, 2001, adversely impacted economic activity during the months following the attacks, particularly affecting the travel and lodging industries. These declines are in addition to more modest declines which began to affect the hotel industry earlier in 2001 as a result of the general slowdown in business activity within the U.S. economy. As a result of these conditions, most of our hotel operators and managers have reported declines in the operating performance of our hotels. Many of our leases and operating agreements contain features such as guarantees which are intended to require payment of minimum returns to us despite operating declines at our hotels. However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged. Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company's revenues and cash flows may still decline or remain at reduced levels for extended periods.

          An uninsured loss or a loss in excess of insured limits could have a material adverse impact on the operating results of the Company. Management feels that the Company has obtained reasonably adequate insurance coverage on its Properties. However, certain types of losses, such as from terrorist attacks may be either uninsurable, too difficult to obtain or too expensive to justify insuring against. Furthermore, an insurance provider could elect to deny coverage under a claim.

          Management of the Company currently knows of no other trends that will have a material adverse effect on liquidity, capital resources or results of operations.

     Hotel Operating Statistics

          Management regularly reviews operating statistics such as revenue per available room ("REVPAR"), average daily rate ("ADR") and occupancy for the Company's Properties in order to gauge how well the Company's Properties are performing as compared with the industry and past results. Out of the 49 total Properties, the Company has year-to-year comparative data on 26. The following table summarizes REVPAR, ADR and occupancy for these Properties for the quarter and six months ended June 30, 2002.

                                Six Months Ended          Quarter Ended
                                    June 30,                 June 30,                 Variance
                               --------------------    --------------------    --------------------
                                                                                 Six
                                                                                Months     Quarter
                                  2002      2001          2002       2001        Ended      Ended
                                  ----      ----          ----       ----        -----      -----
     North America (26 hotels)
        REVPAR                  $ 65.60   $ 71.56       $ 65.90    $ 70.92      $ (5.96)    $(5.02)
        ADR                     $ 94.26   $105.37       $ 92.79    $102.77      $(11.11)    $(9.98)
        Occupancy                 69.6%     67.9%         71.0%      69.0%          1.7%       2.0%

     Note that the Company did not operate or have interests in all of the 26 Properties used in the table above during the quarter and six months ended June 30, 2001, however, the operating results for these Properties are still used for comparative purposes and analysis of performance.

          Funds from Operations Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. The following information is presented to help stockholders better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered an alternative to net earnings, cash flow generated from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States of America.

         The following is a reconciliation of net earnings to FFO:

                                                           Quarter                               Six Months
                                                        Ended June 30,                         Ended June 30,
                                                    2002                2001               2002                2001
                                              ----------------     ---------------     --------------      ---------------

Net earnings                                  $     4,757,041      $    7,058,222      $   8,407,711       $   12,587,444
    Adjustments:
       Effect of unconsolidated subsidiaries        2,707,879              11,450          5,479,246               22,900
       Effect of minority interest                    (58,515)           (396,851)          (118,400)            (822,225)
       Amortization of real estate assets             272,619              64,060            542,649              128,119
       Depreciation of real estate assets           6,566,313           4,957,791         12,348,466            9,814,570
       Effect of assumption of liabilities          3,576,133                  --          3,576,133                   --
                                              ----------------     ---------------     --------------      ---------------

Funds From Operations                         $    17,821,470      $   11,694,672      $  30,235,805       $   21,730,808
                                              ================     ===============     ==============      ===============

Weighted average shares:
       Basic                                       89,490,267          60,734,945         85,233,690           56,694,339
                                              ================     ===============     ==============      ===============

       Diluted                                     89,490,267          60,734,945         85,233,690           56,694,339
                                              ================     ===============     ==============      ===============

                         Liquidity and Capital Resources
                         -------------------------------

     Common Stock Offerings

          On September 14, 2000, the Company commenced its third offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering").
     Of the 45,000,000 shares of common stock offered, up to 5,000,000 were available to stockholders purchasing shares through the reinvestment plan. On August 9, 2001, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering") in an offering which commenced immediately following the completion of the 2000 Offering on April 22, 2002. Of the 45,000,000 shares of common stock being offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the 2000 Offering. Since its formation through June 30, 2002, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $955,601,512 (95,560,151 shares), including $5,205,562 (520,556 shares) issued pursuant to the Company's reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings. The Company has received $80,529,887 (8,052,989 shares) from the inception of the 2002 Offering through June 30, 2002.

          As of June 30, 2002, net proceeds to the Company from its stock offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $1,227,747,000. The Company used approximately $629,270,000 of net offering proceeds and $237,177,000 of loan proceeds to invest in 40 hotel Properties, including a parcel of land on which a hotel Property is being constructed, approximately $145,445,000 to invest in six partnerships, including two on which Properties are being constructed or renovated, approximately $6,457,000 to redeem 692,849 shares of common stock, approximately $79,000,000 to pay down the revolving line of credit and approximately $69,301,000 to pay acquisition fees and expenses, leaving approximately $61,097,000 available for investment in Properties and mortgage loans.

          During the period July 1, 2002 through August 6, 2002, the Company received additional net offering proceeds of approximately $53,837,165, paid down the revolving line of credit by $24,000,000 and had approximately $83,149,000 available for investment in Properties and mortgage loans or other permitted investments. The Company expects to use the uninvested net proceeds from the 2000 Offering, plus any additional net proceeds from the sale of shares from the 2002 Offering, primarily to purchase interests in additional Properties and, to a lesser extent, invest in mortgage loans or other permitted investments. In addition, the Company intends to borrow money to acquire interests in additional Properties, to invest in mortgage loans, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings.

     Redemptions

          In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the six months ended June 30, 2002 and 2001, 161,897 shares and 121,446 shares, respectively, were redeemed for $1,489,452 and $1,117,299, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

     Commitments and Contingencies

          From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

          The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) construct two properties with an estimated value of approximately $82 million and (iii) fund the remaining total of approximately $23 million in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the investment in the partnerships described above is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit and permanent financing.

          The Company has entered into an agreement whereby if certain conditions are met, nine leases currently to third party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the stated deadline, the Company has agreed to return security deposits it holds on three of the Properties which total approximately $3.2 million. Both parties have agreed that should the conversion occur, the Company would not be obligated to pay any additional consideration for the leasehold position and that any additional earnings by the Company under this structure would be allocated between the Company and Marriott, the manager of the Properties.

     Cash and Cash Equivalents / Cash Flows

          Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties. At June 30, 2002, the Company had $48,169,968 invested in short-term investments as compared to $44,825,052 at December 31, 2001. The increase in the amount invested in short-term investments was primarily attributable to the timing of Property acquisitions during the first half of 2002 and additional investments in joint ventures to fund renovation costs, offset by proceeds received from the sale of common stock. These funds will be used to purchase interests in additional Properties, to make mortgage loans or invest in other permitted investments, to pay offering expenses and acquisition fees and expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

          During the six months ended June 30, 2002 and 2001, the Company generated cash from operating activities of $28,582,691 and $30,111,830, respectively, and cash used in investing activities was $220,601,057 and $108,328,902 for the six months ended June 30, 2002 and 2001, respectively. Cash used in investing activities for the six months ended June 30, 2002 and 2001, consist primarily of additions to land, buildings and equipment of $175,762,128 and $67,909,910, respectively, and investments of $25,255,893 and $620,895, respectively, into various joint ventures. Additionally, during the six months ended June 30, 2001, the Company acquired the remaining interest of CNL Hotel Investors, Inc. for $32,884,119 results in 100 percent ownership by the Company. During the six months ended June 30, 2002, the Company made the following Property acquisitions:

               Brand Affiliation                 Property Location           Purchase Date             Purchase Price
       -----------------------------------   ------------------------   ------------------------   ---------------------

       SpringHill Suites(TM)by Marriott(R)    Manhattan Beach, CA          January 18, 2002             $20,000,000
       TownePlace Suites(TM)by Marriott(R)    Manhattan Beach, CA          January 18, 2002             $15,000,000
       SpringHill Suite(TM)by Marriott(R)     Plymouth Meeting, PA         January 18, 2002             $27,000,000
           Courtyard(R)by Marriott(R)         Somerset County, NJ           March 1, 2002               $37,750,000
               Marriott Hotel                   Bridgewater, NJ             June 14, 2002               $61,500,000

          These Properties are being operated using third party managers.


          In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Joint Venture"), a joint venture with an affiliate of Marriott. The San Francisco Joint Venture purchased a Courtyard by Marriott in downtown San Francisco (the "San Francisco Downtown Property") for approximately $82 million. The purchase was financed with equity investments of $13 million each from the Company and Marriott as well as $56 million in borrowings consisting of two loans from a third-party lender. One of the loans is in the amount of $41 million and requires interest payments equal to the greater of one-month LIBOR plus
     3.25 percent, or 6.25%. The other loan is in the amount of $15 million and interest payments are equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Joint Venture and the Property is managed by a subsidiary of Marriott.

          Cash   provided  by  financing   activities   was   $195,363,282   and
     $122,542,088   for  the  six  months  ended  June  30,   2002,   and  2001,
     respectively. Cash provided by financing activities for the six months ended June 30, 2002 and 2001, includes the receipt of $176,890,856 and
     $155,991,634, respectively, in subscriptions from stockholders. In addition, distributions to stockholders for the six months ended June 30, 2002 and 2001, were $32,489,544 and $21,029,719, respectively (or $0.38 per share, respectively).

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

          Management believes that the Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property insurance coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant or manager's insurance policy lapses or is insufficient to cover a claim relating to a Property and covers the Company's interest in all Properties except for the Waikiki Beach Marriott of which the Company has a 49 percent interest.

     Related Party Transactions

          During the six months ended June 30, 2002 and 2001, affiliates incurred on behalf of the Company $2,684,736 and $2,094,568, respectively ($1,400,809 and $807,059 of which was incurred during the quarters ended June 30, 2002 and 2001, respectively), for certain offering expenses. Affiliates also incurred certain acquisition and operating expenses on behalf of the Company. As of June 30, 2002 and December 31, 2001, the
     Company owed the Advisor and other related parties $1,526,443 and $1,026,225, respectively, for expenditures incurred on behalf of the Company and for acquisition fees.

          The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was $4,980,516 and $6,928,363 at June 30, 2002 and December 31, 2001,
     respectively.

          In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed 16.67 percent, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

     Other

          In accordance with Staff Accounting Bulletin No. 101, the Company has recorded FF&E reserve income for cash transferred by third party tenants into restricted FF&E accounts during the six months ended June 30, 2002 and 2001. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E reserve bank accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve income is not generated from hotels leased by TRS entities and operated by third party managers, however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to acting as tenant for these Properties and engaging third parties to manage operations, the amount of FF&E reserve income is expected to decline. For the six months ended June 30, 2002 and 2001, FF&E reserve income totaled $2,376,588 and $2,855,850, respectively ($1,235,237 and
     $1,631,261 of which was earned during the quarters ended June 30, 2002 and 2001, respectively). FF&E reserve funds of $11,398,229 and $8,493,446 were classified as restricted cash as of June 30, 2002 and December 31, 2001, respectively.

          The Company declared and paid distributions to its stockholders of $32,489,544 and $21,029,719 during the six months ended June 30, 2002 and 2001, respectively. In addition, on July 1, 2002 and August 1, 2002, the Company declared distributions to stockholders of record on July 1, 2002 and August 1, 2002, totaling $6,146,220 and $6,438,865, respectively, or $0.06458 per share of common stock, payable in September 2002.

          For the six months ended June 30, 2002 and 2001, approximately 62 percent and 48 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 38 percent and 52 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

          In connection with the assumption of certain third party leases, the company has incurred certain costs. These costs have been expensed as lease termination payments.

          Recent Accounting Pronouncements - In April 2002, the FASB issued FAS Statement No. 145, "Rescission of FASB Statements NO. 4, 44, and 64,
     Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt." and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No.44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13. "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of Statement 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of Statement 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

          In July 2002, the FASB issued FAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          As of June 30, 2002, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated joint ventures, were as follows:

       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance             Maturity             Per Year          Variable Rate        Payments Due
      -----------------------   -------------------    ---------------  ----------------------   -------------
             $50,000,000            December 2007           8.335%                --                 Monthly
              85,411,049              July 2009             7.67%*                --                 Monthly
              32,469,143            December 2007           8.29%                 --                 Monthly
               9,610,903           September 2017          12.85%**               --                 Monthly
              52,017,052            November 2003            --             LIBOR + 275 bps          Monthly
              11,935,111           September 2003            --             LIBOR + 300 bps          Monthly
              64,373,368           September 2006            --             LIBOR + 225 bps          Monthly

           *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
          **Implicit interest on the TIF Note is 12.85 percent.

          The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately seven percent as of June 30, 2002.

          The Company's construction loan facility, expiring in November 2003, bears interest at a floating rate. Approximately $52,017,000 was outstanding and approximately $2,983,000 was available under the construction loan facility as of June 30, 2002. The construction loan facility was used to finance the construction of two hotel Properties which have been completed and have begun operations.

          The Company's construction loan, expiring in September 2003, bears interest at a floating rate. Approximately $11,935,000 was outstanding and approximately $5,065,000 was available under the construction loan as of June 30, 2002. Currently, the construction loan is being used to finance the construction of one hotel Property. The estimated remaining cost to complete this Property was $3,111,000 as of June 30, 2002.

          The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down any outstanding balances on its revolving line of credit from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At June 30, 2002, approximately $128,326,000 in variable rate debt was outstanding.

          The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as of June 30, 2002, approximated the outstanding principal amount.

          The Company plans to use net proceeds it receives from the 2002 Offering to purchase additional Properties and, to a lesser extent, to invest in mortgage loans and other permitted investments. In addition, the Company intends to borrow under its revolving line of credit and obtain permanent financing in order to acquire interests in additional Properties, to invest in mortgage loans or other permitted investments and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, unless approved by a majority of the independent directors, is 300 percent of the Company's net assets.

          The Company has received various credit enhancement guarantees from third party managers who will guarantee a certain level of performance for many of the Company's Properties leased to its subsidiaries. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. These guarantees normally expire when (i) a predefined operating performance threshold is achieved for twelve consecutive months, (ii) the guarantee term expires (typically three to five years) or (iii) maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as liabilities. As of June 30, 2002 and December 31, 2001, these liabilities were $2,753,000 and $0, respectively, representing guarantee funding which potentially could be earned back in the future. Additionally, as of June 30, 2002 and December 31, 2001, the Company had approximately $49,925,000 and $50,000,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary.

          In connection with the lease assumptions on nine Properties the Company assumed a liquidity facility loan in the amount of approximately $3.6 million. The facility was provided by the manager of the Properties of fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the any of any fiscal year.

          The following is a schedule of the Company's fixed and variable rate debt maturities, for the remainder of 2002, each of the next four years, and thereafter:

                       Fixed Rate
                    Mortgages Payable     Variable Rate      Total Mortgages
                       and Accrued         Other Notes       and Other Notes
                         Interest            Payable             Payable
                   -----------------    ----------------    ----------------

       2002         $   2,260,849       $          --       $    2,260,849
       2003             2,393,876          63,952,163           66,346,039
       2004             2,561,298                  --            2,561,298
       2005             2,742,225                  --            2,742,225
       2006             2,879,930          64,373,368           67,253,298
       Thereafter     164,652,917                  --          164,652,917

                   -----------------    ----------------    ----------------
                    $ 177,491,095       $ 128,325,531       $  305,816,626
                   =================    ================    ================

                                     PART II


Item 1.           Legal Proceedings.  Inapplicable.
                  -----------------

Item 2.           Changes in Securities and Use of Proceeds.   Inapplicable.
                  -----------------------------------------

Item 3.           Defaults upon Senior Securities.  Inapplicable.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

                  (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on June 14, 2002 for the purpose of electing the board of directors.

                  (b) Proxies  for  the  annual  meeting  were  solicited  and there was no solicitation in opposition to management's solicitation.

                  (c) One proposal was submitted to a vote of stockholders as follows:

                        1. The  stockholders approved the election of the
                           following persons as directors of the Company:



                                     Name                       For                     Withheld
                            ----------------------     ----------------------     -------------------
                             James M. Seneff, Jr.            44,891,868                  436,452
                             Robert A. Bourne                44,894,961                  433,359
                             Charles E. Adams                44,884,583                  443,737
                             Matthew W. Kaplan               44,910,281                  418,039
                             Craig M. McAllaster             44,904,691                  423,629
                             Lawrence A. Dustin              44,895,881                  432,439
                             John A. Griswold                44,901,491                  426,829

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

     3.8  Amendment  No. 3 to the  Bylaws of CNL  Hospitality  Properties,  Inc.
          (Previously   filed  as  Exhibit   3.9  to  the  2002  Form  S-11  and
          incorporated herein by reference.)

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

     4.9  Amendment  No. 3 to the  Bylaws of CNL  Hospitality  Properties,  Inc.
          (Previously   filed  as  Exhibit   3.9  to  the  2002  Form  S-11  and
          incorporated herein by reference.)

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

(b) The Company filed a Current Report on Form 8-K on June 19, 2002 to report the acquisition of one hotel Property and a Current Report on Form 8-K on June 27, 2002 to report the acquisition of one hotel Property and the formation of the San Francisco Joint Venture.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DATED this 14th day of August, 2002.


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

                               By:  /s/ C. Brian Strickland
                                    ------------------------
                                    C. BRIAN STRICKLAND
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)