Form 10-Q
period 2002-09-30
CNL HOSPITALITY PROPERTIES INC
filed 2002-11-08
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the three month period ended        September 30, 2002
                                          ------------------------------

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                             Commission file number
                                     0-24097
                             ----------------------

                        CNL Hospitality Properties, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     59-3396369
------------------------------------        ------------------------------------
  (State of other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

      450 South Orange Avenue
         Orlando, Florida                                 32801
------------------------------------        ------------------------------------
 (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number
 (including area code)                                 (407) 650-1000
                                            ------------------------------------

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

116,936,825 shares of common stock, $.01 par value, outstanding as of November 4, 2002.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                                           Page

Part I.  Financial Information

         Item 1. Financial Statements

           Condensed Consolidated Balance Sheets                            1

           Condensed Consolidated Statements of Earnings                    2

           Condensed Consolidated Statements of Stockholders' Equity        3

           Condensed Consolidated Statements of Cash Flows                  5

           Notes to Condensed Consolidated Financial Statements             7

         Item 2. Management's Discussion and Analysis of Financial         18
                  Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market     26
                  Risk

         Item 4. Controls and Procedures                                   28

Part II. Other Information and Signatures                                  29

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                September 30,        December 31,
                                                                                    2002                 2001
                                                                              ----------------     ----------------

                                 ASSETS
Land, buildings and equipment, less accumulated depreciation of
  $49,010,344 and $29,182,487, respectively                                    $  865,149,133       $  699,239,959
Investments in unconsolidated subsidiaries                                        157,136,029          135,271,048
Cash and cash equivalents                                                          63,673,557           44,825,052
Restricted cash                                                                    14,047,273            8,493,446
Receivables                                                                         5,550,097            1,266,862
Due from related parties                                                            4,757,828            1,410,900
Prepaid expenses and other assets                                                  27,977,162            6,796,398
Loan costs, less accumulated amortization of $1,795,792 and
  $980,303, respectively                                                            4,091,794            4,102,822
                                                                              ----------------     ----------------

                                                                               $1,142,382,873       $  901,406,487
                                                                              ================     ================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest                                         $  167,791,136       $  168,883,882
Other notes payable                                                                25,979,184           57,571,680
Line of credit                                                                     24,152,343            7,500,000
Other liabilities                                                                  10,431,931                   --
Accounts payable and accrued expenses                                              15,135,216            8,357,481
Due to related parties                                                              1,321,497            1,026,225
Security deposits                                                                  11,382,576           17,808,576
Rents paid in advance                                                                 845,876            2,381,959
                                                                              ----------------     ----------------
    Total liabilities                                                             257,039,759          263,529,803
                                                                              ----------------     ----------------

Commitments and contingencies                                                              --                   --

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                            --                   --
    Excess shares, $.01 par value per share.
       Authorized and unissued 63,000,000 shares                                           --                   --
    Common stock, $.01 par value per share. Authorized 150,000,000 shares; issued 110,623,921 and 77,891,066 shares, respectively;
       outstanding 109,830,484 and 77,357,532 shares, respectively                  1,098,305              773,575
    Capital in excess of par value                                                972,473,429          681,152,253
    Accumulated distributions in excess of net earnings                           (81,020,223)         (39,959,120)
    Accumulated other comprehensive loss                                           (4,275,810)          (1,189,396)
    Minority interest distributions in excess of contributions and
       accumulated earnings                                                        (2,932,587)          (2,900,628)
                                                                              ----------------     ----------------
         Total stockholders' equity                                               885,343,114          637,876,684
                                                                              ----------------     ----------------
                                                                               $1,142,382,873       $  901,406,487
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

                                   CNL HOSPITALITY PROPERTIES, INC.
                                          AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (UNAUDITED)

                                                  Quarter Ended                    Nine Months Ended
                                                  September 30,                      September 30,
                                             2002              2001                2002              2001
                                       ---------------    ---------------    ---------------    ---------------

Revenues:
    Hotel revenue                      $   37,648,057     $    1,150,876     $   70,175,174     $    1,150,876
    Rental income from
      operating leases                      7,249,677         15,464,448         29,289,330         45,588,129
    FF&E reserve income                     1,063,480          1,446,933          3,440,068          4,302,783
    Interest and other income                 315,098            966,986          2,824,339          2,903,018
                                        ---------------    ---------------    ---------------    ---------------
                                           46,276,312         19,029,243        105,728,911         53,944,806
                                       ---------------    ---------------    ---------------    ---------------

 Expenses:
    Hotel expense                          25,782,205          1,515,808         45,582,159          1,515,808
    Interest and loan cost
      amortization                          4,771,181          3,343,187         13,827,651         10,413,514
    General operating and
      administrative                        1,333,182            775,104          4,118,164          3,236,552
    Asset management fees to
      related parties                       1,743,860            809,967          4,818,889          2,424,952
    Depreciation and
      amortization                          7,313,308          5,084,485         20,306,710         15,027,174
                                       ---------------    ---------------    ---------------    ---------------
                                           40,943,736         11,528,551         88,653,573         32,618,000
                                       ---------------    ---------------    ---------------    ---------------


Earnings Before Equity in
    Loss of Unconsolidated
    Subsidiaries and Minority
    Interests                               5,332,576          7,500,692         17,075,338         21,326,806

Equity in Loss of
    Unconsolidated
    Subsidiaries                           (2,926,619)        (3,557,914)        (6,128,835)        (3,750,585)

     Minority Interests                       (62,850)           (52,353)          (195,685)        (1,098,352)
                                       ---------------    ---------------    ---------------    ---------------

     Net Earnings                      $    2,343,107     $    3,890,425     $   10,750,818     $   16,477,869
                                       ===============    ===============    ===============    ===============

Earnings Per Share of Common
    Stock:
         Basic                         $         0.02     $         0.06     $         0.12     $         0.27
                                       ===============    ===============    ===============    ===============
         Diluted                       $         0.02     $         0.06     $         0.12     $         0.27
                                       ===============    ===============    ===============    ===============

 Weighted Average Number of
    Shares of Common Stock
    Outstanding:
         Basic                            100,749,086         68,897,098         90,622,101         60,806,624
                                       ===============    ===============    ===============    ===============
         Diluted                          100,749,086         68,897,098         90,622,101         63,217,472
                                       ===============    ===============    ===============    ===============

          See accompanying notes to condensed consolidated financial statements.

                                    CNL HOSPITALITY PROPERTIES, INC.
                                           AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Nine Months Ended September 30, 2002 and Year Ended December 31,2001
                                               (UNAUDITED)

                                                                                             Minority
                                                                                             interest
                                                                                           distributions
                             Common Stock                       Accumulated   Accumulated    in excess
                     ---------------------------   Capital in  distribution      other       of contr.
                       Number of        Par        Excess of    excess of    comprehensive   and accum.               Comprehensive
                        shares         value       par value   net earnings       loss       earnings        Total        income
                     ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
 Balance at
 December 31, 2000     49,002,042  $    490,020  $432,403,246  $(10,877,836) $         --  $ (2,726,432) $419,288,998  $         --

 Subscriptions
   received for
   common stock
   through public
   offerings and
   distribution
   reinvestment
   plan                28,606,863       286,069   285,782,557            --            --            --   286,068,626            --

 Retirement of common    (251,373)       (2,514)   (2,310,120)           --            --            --    (2,312,634)           --
   stock

 Stock issuance costs          --            --   (34,723,430)           --            --            --   (34,723,430)           --

 Net earnings                  --            --            --    19,328,376            --            --    19,328,376    19,328,376

 Minority interest
   distributions in
   excess of
   contributions and
   accumulated
   earnings                    --            --            --            --            --      (174,196)     (174,196)           --

 Current period
   adjustments to
   recognize changes
   in value of                                                                                                                   --
   cash flow hedges
   of equity
   investees                   --            --            --            --    (1,189,396)           --    (1,189,396)   (1,189,396)
                                                                                                                      --------------
 Total comprehensive
   income                      --            --            --            --            --            --            --  $ 18,138,980
                                                                                                                      ==============
 Distributions
   declared and paid
   ($.77 per share)            --            --            --   (48,409,660)           --            --   (48,409,660)
                      ------------   ----------- ------------- ------------- ------------- ------------- -------------

 Balance at
 December 31, 2001     77,357,532  $    773,575  $681,152,253  $(39,959,120) $ (1,189,396) $ (2,900,628) $637,876,684
                     ============= ============= ============= ============= ============= ============= =============

          See accompanying notes to condensed consolidated financial statements.


                                          CNL HOSPITALITY PROPERTIES, INC.
                                                  AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                         Nine Months Ended September 30, 2002 and Year Ended December 31, 2001
                                                    (UNAUDITED)


                                                                                             Minority
                                                                                              interest
                                                                                           distributions
                             Common Stock                       Accumulated   Accumulated    in excess
                     ---------------------------   Capital in  distribution      other       of contr.
                       Number of        Par        Excess of    excess of    comprehensive   and accum.               Comprehensive
                        shares         value       par value   net earnings       loss       earnings        Total        income
                     ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------


 Balance at
 December 31, 2001     77,357,532  $    773,575  $681,152,253  $(39,959,120) $ (1,189,396) $ (2,900,628) $637,876,684 $          --

 Subscriptions
   received for
   common stock
   through public
   offerings and
   distribution
   reinvestment
   plan                32,735,697       327,357   327,029,613            --            --            --   327,356,970            --

 Retirement of common    (262,745)       (2,627)   (2,414,630)           --            --            --    (2,417,257)           --
   stock

 Stock issuance costs          --            --   (33,293,807)           --            --            --   (33,293,807)           --

 Net earnings                  --            --            --    10,750,818            --            --    10,750,818    10,750,818

 Minority interest
   distributions in
   excess of
   contributions and
   accumulated
   earnings                    --            --            --            --            --       (31,959)     (31,959)           --

 Current period
   adjustments to
   recognize changes
   in value of                                                                                                          --
   cash flow hedges
   of equity
   investees                   --            --            --            --    (3,086,414)           --    (3,086,414)   (3,086,414)
                                                                                                                       -------------
 Total comprehensive
   income                      --            --            --            --            --            --            --  $  7,664,404
                                                                                                                      ==============
  Distributions
  declared and paid
   ($.58 per share)            --            --            --   (51,811,921)           --             --  (51,811,921)
                     ------------- ------------- ------------- ------------- ------------- ------------- -------------
 Balance at
 September 30, 2002   109,830,484  $  1,098,305  $972,473,429  $(81,020,223) $ (4,275,810) $ (2,932,587) $885,343,114
                     ============= ============= ============= ============= ============= ============= =============

          See accompanying notes to condensed consolidated financial statements.

                               CNL HOSPITALITY PROPERTIES, INC.
                                       AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                                2002                2001
                                                          ----------------     ----------------

 Net cash provided by operating activities                $    50,647,771      $    40,393,338
                                                          ----------------     ----------------

 Cash flows from investing activities:
   Additions to land, buildings and
     equipment on operating leases                           (181,241,594)         (75,525,562)
   Investment in unconsolidated subsidiaries                  (42,006,993)        (162,490,900)
   Acquisition of remaining interest in CNL
     Hotel Investors, Inc.                                             --          (32,884,119)
   Deposit on real estate assets                               (8,104,000)                  --
   Increase in restricted cash                                 (5,553,827)          (4,020,382)
   Increase in other assets                                   (17,654,699)            (129,530)
                                                          ----------------     ----------------
     Net cash used in investing activities                   (254,561,113)        (275,050,493)
                                                          ----------------     ----------------
 Cash flows from financing activities:
   Principal payments on mortgage loans                        (1,092,746)            (817,766)
   Net reduction of mortgage loans and other
     notes payable                                            (31,518,792)          24,090,705
   Draw on line of credit                                      16,652,343           36,000,000
   Subscriptions received from stockholders                   327,356,970          233,927,453
   Distributions to stockholders                              (51,811,921)         (34,066,688)
   Distributions to minority interest                            (308,482)          (2,626,577)
   Retirement of common stock                                  (2,417,257)          (1,671,342)
   Payment of stock issuance costs                            (33,293,807)         (28,368,056)
   Payment of loan costs                                         (804,461)          (2,071,853)
                                                          ----------------     ----------------
     Net cash provided by financing activities                222,761,847          224,395,876
                                                          ----------------     ----------------
 Net increase (decrease) in cash and cash
   equivalents                                                 18,848,505          (10,261,279)

 Cash and cash equivalents at beginning of
   period                                                      44,825,052           50,197,854
                                                          ----------------     ----------------

 Cash and cash equivalents at end of period               $    63,673,557      $    39,936,575
                                                          ================     ================



          See accompanying notes to condensed consolidated financial statements.

                            CNL HOSPITALITY PROPERTIES, INC.
                                    AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                       (UNAUDITED)



                                                             Nine Months Ended September 30,
                                                                2002                 2001
                                                          ----------------     ----------------

Supplemental schedule of non-cash investing activities:

  Amounts incurred but not paid for
     construction in progress                             $       886,386      $     5,526,764
                                                          ================     ================

Supplemental schedule of non-cash financing activities:

  Distributions declared but not paid to
     minority interest                                    $        94,819      $        94,352
                                                          ================     ================

  Reduction in tax incremental financing                  $        73,704      $       315,391
     note through tax payments by tenant                  ================     ================

  Loan costs capitalized to construction                  $        60,732      $       162,624
     in progress                                          ================     ================

  Assumption of loan with Crestline
     lease assumption                                     $     3,576,133      $            --
                                                          ================     ================

          See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

1.   Organization:
     ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland, to primarily acquire interests in hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Philadelphia Annex, LLC, CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP and its other subsidiaries. As of September 30, 2002, the Company owned interests in 51 Properties, including two parcels of land on which hotels are being constructed. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services and operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company's operations have changed from those that were previously reported in prior years as permitted by the REIT Modernization Act of 1999, which became effective beginning in 2001. This is the result of a shift in the Company's business from the leasing of owned Properties to third-party tenants in exchange for rental revenue to an emphasis on leasing Properties to taxable REIT subsidiaries ("TRS") and engaging third-party managers to conduct day-to-day operations. When possible, the Company negotiates various types of credit enhancements on a case-by-case basis for its TRS Properties (see Note 12, "Commitments and Contingencies" for additional information on credit enhancements). This transition has resulted in the replacement of rental income from operating leases with hotel operating revenues and related hotel operating expenses. This is also reflected as a reduction in rental income from operating leases and an increase in hotel operating revenues as a percentage of total revenues. All of the Properties acquired in 2002 are leased to TRS entities of the Company and are operated by third-party managers. This trend is expected to continue throughout the remainder of 2002 and into the future.

     Additionally, during the nine months ended September 30, 2002, the Company, consistent with its strategy to lease hotel Properties to TRS entities and engage third-party managers to conduct day-to-day operations, took assignment of several leases which had been previously leased to third parties. See Note 3, "Assignment of Third-party Leases," for specific information pertaining to these transactions.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interests for less than 100 percent owned and majority controlled entities.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, the Company is generally only subject to income taxes on the profits and losses from its TRS operations and generally is not subject to income taxes on its other operations, as consistent with its REIT status. During the quarter and nine months ended September 30, 2002, the Company estimated that its TRS entities had no taxable income, and accordingly made no provision for federal income taxes.

     Segment Information - The Company derives all significant revenues from a single line of business, hotel real estate ownership.

     Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of Statement 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of Statement 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

     In July 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

3.   Assignment of Third-Party Leases:
     --------------------------------

     Western  International  Leases
     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven hotel Properties. These Properties are being leased by a TRS of the Company and are managed by affiliates of Marriott International, Inc. ("Marriott"). The operations of these Properties have been reflected in the results of operations for the Company for the quarter and nine months ended September 30, 2002. The Company paid approximately $69,000 for this assignment.

     Crestline MI-3 Leases
     Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Marriott. The operations of these Properties are reflected in the consolidated results of operations for the Company effective June 28, 2002. In connection with this transaction, CCCL Leasing, LLC agreed to give up its claim to security deposits totaling approximately $4.0 million. Additionally, the Company assumed a liquidity facility loan of approximately $3.6 million and paid approximately $25,000 in legal fees and other expenses. These transactions resulted in net other income of approximately $0.4 million being recognized by the Company during the quarter and nine months ended September 30, 2002. See Note 12, "Commitments and Contingencies," for a summary of the terms of the loan that was assumed by the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

3.   Assignment of Third-Party Leases - Continued:
     --------------------------------------------

     Crestline Atlanta Leases Effective June 30, 2002, the Company took assignment of its leases from CCGB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand. The operations of the Properties are reflected in the consolidated results of operations for the Company effective June 30, 2002. In connection with this transaction, CCGB Leasing, LLC forfeited its claim to security deposits totaling $1.4 million and the Company assumed net assets of approximately $59,000, resulting in other income of approximately $1.5 million being recognized by the Company during the nine months ended September 30, 2002.

4.   Investments in Unconsolidated Subsidiaries:
     ------------------------------------------

     Mobil Travel Guide
     In January 2002, the Company acquired a 25 percent interest in a joint venture with Publications International, Ltd. ("PIL"), Hilton Hotels Corporation, and Marriott that owns a 77.5 percent interest in a joint venture with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's required total capital contribution was approximately $3.6 million. EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and principal stockholder, to manage its business. In September 2002, the Company approved a plan to contribute an additional $893,750 to the joint venture that owns EMTG. This contribution will only be made by the Company if PIL elects not to contribute this amount. The election will be made by PIL on or before November 22, 2002. This contribution, if made by the Company, will occur on or shortly after November 22, 2002, and will increase the Company's ownership in the joint venture from 25 percent to 31.25 percent.


     Office Building
     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed its 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

     San Francisco Joint Venture
     In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Joint Venture"), a joint venture with an affiliate of Marriott. The San Francisco Joint Venture purchased a
     Courtyard by Marriott in downtown San Francisco (the "San Francisco Downtown Property") for approximately $82 million. The purchase was financed with equity investments of $13 million each from the Company and Marriott as well as $56 million in borrowings consisting of two loans from a third-party lender. One of the loans is in the amount of $41 million and requires interest payments equal to the greater of one-month LIBOR plus
     3.25 percent, or 6.25 percent. The other loan is in the amount of $15 million and requires interest payments equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Joint Venture and the Property is managed by a subsidiary of Marriott.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     Interstate Joint Venture
     In September 2002, the Company acquired an 85 percent interest in a Hampton Inn Property located in Houston, Texas (the "Hampton Inn Property") for $4,889,989. The Hampton Inn Property was acquired through an existing partnership with Interstate Hotels and Resorts that was originally formed in November 2001 (the "Interstate Joint Venture"). The total purchase price of the Hampton Inn Property was $14,300,000. All characteristics of the Interstate Joint Venture other than the acquisition of the Hampton Inn Property remain unchanged. In connection with this purchase, the Interstate Joint Venture assumed a loan of approximately $9.3 million which is secured by the Property. The loan bears interest at a rate of 7.78 percent per annum. Monthly payments of principal and interest of $75,730 are due on the first day of each month through December 1, 2007, at which time the entire remaining principal balance is due.















                            INTENTIONALLY LEFT BLANK

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The Company has investments in several other joint ventures and partnerships with third parties who share the decision-making and control for these entities. The borrowers on the loans are legally separate entities, having separate assets and liabilities from the Company and, therefore, the assets and credit of the respective joint ventures are not available to satisfy the debts and other obligations of the Company. Likewise, the assets and credit of the Company are not available to satisfy the debts and other obligations of the borrowers on the loans of the joint ventures. The following presents unaudited condensed financial information for these investments as of and for the nine months ended September 30, 2002:

                     Desert Ridge                                                CY-SF
                        Resort       WB Resort      CNL HHC       CNL IHC    Hotel Parent, CTM Partners,  CNL Plaza,
                     Partners, LLC Partners, LP   Partners, LP Partners, LP*      LP            LLC          Ltd.         Total
 ------------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
 Land, buildings, and
   equipment, net    $234,965,497  $199,943,348  $212,381,420  $ 35,324,086  $ 81,177,406  $    407,452  $ 54,930,253  $819,129,462
 Other assets           9,607,502    22,982,265    12,357,653     3,030,507     2,292,537    13,773,951    10,954,404    74,998,819
 Mortgages and other
   notes payable      204,145,170   152,439,214   100,413,333    15,972,030    56,541,667     2,358,528    64,326,187   596,196,129
 Other liabilities     32,007,057    13,069,199     7,886,376     1,181,567     2,170,029     1,850,207     1,150,947    59,315,382
 Partners' capital      8,420,772    57,417,200   116,439,364    21,200,996    24,758,247     9,972,668       407,523   238,616,770
 Revenues               3,324,405    34,523,180    47,706,747     4,640,073     5,221,415     1,410,284     3,591,038   100,417,142
 Cost of sales          2,609,951    14,856,258    19,381,320     1,234,820     1,636,841     2,693,007     2,551,617    44,963,814
 Expenses               5,073,047    30,204,867    26,858,512     2,638,191     4,049,889     1,993,628       982,131    71,800,265
 Minority interest             --            --            --            --            --       736,519            --       736,519
 Net income (loss)     (4,358,593)  (10,537,945)    1,466,915       767,062      (465,315)   (2,539,832)       57,290   (15,610,418)
 Income (loss)
   allocable to
   the Company         (1,720,490)   (5,163,593)    1,026,841       590,294      (232,658)     (634,958)        5,729    (6,128,835)
 Other comprehensive
  (loss) allocable
   to the Company      (2,553,019)           --      (533,395)           --            --            --            --    (3,086,414)
 Difference between
   carrying amount of
   investment and
   Company's share of
   Partners' capital    3,712,474     3,530,325     7,354,614     1,560,003     1,834,649            --            --    17,992,065
 Company's ownership
   interest at end of      39.48%        49.00%        70.00%        85.00%        50.00%        25.00%        10.00%            --
   period


                                           CNL HOSPITALITY PROPERTIES, INC.
                                                   AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                Quarters and Nine Months Ended September 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2001:


                     Desert Ridge                                              CY-SF           CTM
                         Resort      WB Resort      CNL HHC      CNL IHC     Hotel Parent,   Partners,    CNL Plaza,
                     Partners, LLC Partners, LP  Partners, LP  Partners, LP*      LP**       LLC **        Ltd. **        Total
 -------------------- ------------ ------------- ------------- ------------- ------------- ------------- ------------- -------------

 Land, buildings, and
   equipment, net    $133,500,314  $186,884,885  $213,278,530  $ 21,049,569  $         --  $         --  $         --  $554,713,298
 Other assets          82,644,318     9,069,876    10,573,028       571,152            --            --            --   102,858,374
 Mortgages and other
  notes payable       181,884,596   137,749,752   100,000,000     6,723,384            --            --            --   426,357,732
 Other liabilities     26,969,771    18,196,841     4,940,228       249,912            --            --            --    50,356,752
 Partners' capital      7,290,265    40,008,168   118,911,330    14,647,425            --            --            --   180,857,188
 Revenues               8,153,952    10,166,841    17,564,259       510,505            --            --            --    36,395,557
 Cost of sales          2,235,307     5,508,417     7,094,949       174,607            --            --            --    15,013,280
 Expenses              13,830,223    13,988,956     9,219,402       408,496            --            --            --    37,447,077
 Net income (loss)     (7,911,578)   (9,330,532)    1,249,908       (72,598)           --            --            --   (16,064,800)
 Income (loss)
   allocable to
   the Company         (3,395,649)   (4,571,961)      874,936            --            --            --            --    (7,092,674)
 Other comprehensive
   income (loss)
   allocable           (1,369,679)           --       180,283            --            --            --            --    (1,189,396)
   to the Company
 Difference between
   carrying amount of
   investment and
   Company's share of
   Partners' capital    3,196,751     3,622,986     7,650,572       870,072            --            --            --    15,340,381
 Company's ownership
   interest at end of      42.33%        49.00%        70.00%        85.00%            --            --            --            --
   period

* A portion of the net income for the nine months ended September 30, 2002 was allocated to the other partner to restore the deficit created by losses during the year ended December 31, 2001 in accordance with the partnership agreement.
** These entities were not formed until 2002 and therefore are not presented for the year ended December 31, 2001.


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The difference between the carrying amount of the investments in the above joint ventures and partnerships and the Company's share of partners' capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years.

     The Company had distributions receivable from its joint ventures and partnerships of $4,274,807 and $1,410,900 as of September 30, 2002 and December 31, 2001, respectively, which are included in due from related parties in the accompanying consolidated balance sheets.

5.   Property Acquisitions:
     ---------------------

     During the nine months ended September 30, 2002, the Company acquired a SpringHill Suites(TM) by Marriott(R) and a TownePlace Suites(R) by
     Marriott(R), both located in Manhattan Beach, California, a SpringHill Suites(TM) by Marriott(R) located in Plymouth Meeting, Pennsylvania, a Courtyard(R) by Marriott(R) located in Somerset County, New Jersey, a Marriott Hotel located in Bridgewater, New Jersey and land on which a hotel will be constructed in California, for an aggregate amount of approximately $166 million. These hotel Properties are newly constructed, are leased by TRS entities and are being managed by affiliates of Marriott. The operations of these Properties have been included in the Company's results of operations since acquisition.


6.   Indebtedness:
     ------------

     Indebtedness consisted of the following at:

                                                    September 30, 2002    December 31, 2001
                                                    ------------------    ------------------

     Mortgages payable and accrued interest         $     167,791,136     $     168,883,882
     Construction loan facilities                          16,368,281            47,887,071
     Tax incremental financing note                         9,610,903             9,684,609
     Line of credit                                        24,152,343             7,500,000
                                                    ------------------    ------------------
                                                    $     217,922,663     $     233,955,562
                                                    ==================    ==================

7.   Distributions:
     -------------

     For the nine months ended September 30, 2002 and 2001, approximately 60 percent and 59 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 40 percent and 41 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ended December 31, 2002.

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

                               CNL HOSPITALITY PROPERTIES, INC.
                                       AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Quarters and Nine Months Ended September 30, 2002 and 2001

8.   Related Party Transactions - Continued:
     ---------------------------------------

     Amounts incurred relating to these transactions with affiliates were as follows for the nine months ended September 30:

                                                                   2002                 2001
                                                             ----------------    ----------------

CNL Securities Corp.:
  Selling commissions (the majority of which was reallowed
     to unaffiliated broker-dealer firms)                    $    24,636,556     $    17,544,559
  Marketing support fee and due diligence expense
     reimbursements                                                1,639,380           1,090,270
                                                             ----------------    ----------------
                                                                  26,275,936          18,634,829
                                                             ----------------    ----------------

Advisor and its affiliates:
  Acquisition fees                                                17,728,123          15,317,292
  Development fees                                                 3,393,674           1,828,882
  Asset management fees                                            4,818,889           2,424,952
                                                             ----------------    ----------------
                                                                  25,940,686          19,571,126
                                                             ----------------    ----------------
                                                             $    52,216,622     $    38,205,955
                                                             ================    ================


     Of these amounts, $1,321,497 and $1,026,225 is included in due to related parties in the accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, respectively.

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

                                                                    2002               2001
                                                             ----------------    ----------------
     Stock issuance costs                                    $     2,246,057     $     3,726,885
     General operating and administrative expenses                   952,790             729,623
                                                             ----------------    ----------------
                                                             $     3,198,847     $     4,456,508
                                                             ================    ================


     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amounts deposited with this affiliate were $7,979,136 and $6,928,363 at September 30, 2002 and December 31, 2001,
     respectively.

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed its 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

     EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and principal stockholder, to manage its business. See Note 4, "Investments in Unconsolidated Subsidiaries," for additional information.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

9.   Concentration of Credit Risk:
     ----------------------------

     One of the Company's tenants contributed approximately 12 percent of total revenues for the quarter and nine months ended September 30, 2002. In addition, a majority of the Company's rental income and hotel revenues were earned from Properties operating as various Marriott(R) brands for the quarter and nine months ended September 30, 2002.

     Although the Company intends to acquire Properties in various states and regions, has TRS entities which have become the tenants of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of this lessee, the Company's hotels or the Marriott(R) brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisition and diversification and through the initial and continuing due diligence procedures performed by the Company.

10.  Earnings Per Share:
     ------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the quarter and nine months ended September 30, 2001, 2.4 million shares, (which related to the conversion of CNL Hotel Investors, Inc. Preferred Stock to the Company's Common Stock), were excluded from the EPS calculation because the issuance was anti-dilutive after the application of the "if converted method." There were no potentially dilutive items in 2002.

     The following represents the calculation of earnings per share for the quarters and nine months ended September 30:

                                              Quarter Ended September 30,            Nine Months Ended September 30,
                                                 2002               2001                2002                2001
                                          ----------------     --------------     ----------------    ----------------
Basic and Diluted Earnings Per Share:
   Net earnings                           $     2,343,107     $     3,890,425     $    10,750,818     $    16,477,869
                                          ================     ==============     ================    ================
   Weighted average number of shares
      outstanding                             100,749,086          68,897,098          90,622,101          60,806,624
                                          ================    ================    ================    ================
   Basic and diluted earnings per share   $          0.02     $          0.06     $          0.12                0.27
                                          ================    ================    ================    ================


11.  Stockholders' Equity:
     --------------------

     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 175,000,000 shares of common stock ($1,750,000,000) (the "2003 Offering") in an offering expected to commence immediately following the completion of the Company's current offering. Of the 175,000,000 shares of common stock expected to be offered, up to 25,000,000 are expected to be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are expected to be substantially the same as those for the 2002 Offering.

12.  Commitments and Contingencies:
     -----------------------------

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

12.  Commitments and Contingencies - Continued:
     -----------------------------------------

     The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) construct or complete construction on three properties with an estimated value of approximately $81 million and (iii) fund the remaining total of approximately $22 million in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the additional investment in the partnerships described above are subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, nine Properties currently leased to third-party tenants on a triple-net basis, must be assumed by the Company on or before March 31, 2004. In order for this to occur the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the stated deadline, the Company has agreed to return security deposits it holds on three of the Properties which total approximately $3.2 million. Both parties have agreed that should the conversion occur, the Company would not be obligated to pay any additional consideration for the leasehold position and that the manager would participate, through incentive fees, in any additional earnings above what was otherwise the minimum rent.

     The Company has received various credit enhancement guarantees from third-party managers who have guaranteed a certain level of performance for Properties they manage which are leased to TRS entities. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. These guarantees normally expire when (i) a predefined operating performance threshold is achieved for twelve consecutive months, (ii) the guarantee term expires (typically three to five years) or (iii) maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as other liabilities in the accompanying consolidated balance sheets. As of September 30, 2002 and December 31, 2001, these other liabilities were $6,761,534 and $0, respectively, representing guarantee funding which potentially could be earned back in the future. Additionally, as of September 30, 2002 and December 31, 2001, the Company had approximately $41,350,000 and $50,000,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary. Additional amounts of available funding under these types of credit enhancements are available separately for several of the joint ventures that the Company has entered into. There is no assurance that market conditions will allow the Company to obtain credit enhancements in the future.

     In connection with the lease  assumptions for nine Properties  discussed in
     Note 3, "Assignment of Third-Party Leases," the Company assumed a liquidity facility loan in the amount of approximately $3.6 million. A total of approximately $10.2 million is available for funding under the facility. The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of
     (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the end of any fiscal year. As of September 30, 2002, $3,670,397 was outstanding under the liquidity facility loan.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001

12.  Commitments and Contingencies - Continued:
     -----------------------------------------

     The Company executed a commitment for a loan in the amount of $36 million collateralized by one of its hotel Properties. The loan has a term of five years. Interest is charged at 5.84 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 25-year amortization schedule through maturity. This loan is expected to close no later than January 1, 2003.

13.  Subsequent Events:
     -----------------

     During the period October 1, 2002 through November 4, 2002, the Company received subscription proceeds of $63,300,622 for an additional 6,330,062 shares of common stock.

     On October 2, 2002, the Company funded the remaining $16.3 of its total $25.1 million committed investment in a partnership that owns land on which a resort is being constructed.

     On October 25, 2002, the Company acquired a Courtyard(R) by Marriott(R) located in Newark, CA for approximately $25.5 million. This Property will be leased to a TRS of the Company and managed by an affiliate of Marriott.

     On October 1, 2002 and November 1, 2002, the Company declared distributions to stockholders of record on October 1, 2002 and November 1, 2002, totaling $7,114,778 and $7,537,727 respectively, or $0.06458 per share, payable in December 2002.

     On November 1, 2002, a majority of the common stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized equity shares from 216,000,000 shares (consisting of 150,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares) to 516,000,000 shares (consisting of 450,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares).

     On November 5, 2002, the Company opened a Courtyard(R) by Marriott(R) located in Edison, NJ. This Property was constructed by the Company and is being managed by an affiliate of Interstate Hotels and Resorts.

     On October 31, 2002, the Company obtained a loan in the amount of $90.7 million which will be collateralized by eight of its hotel Properties (seven currently owned and one which is expected to be purchased in late
     2002). The loan has a term of five years. Interest is charged at 6.53 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 20-year amortization schedule through maturity. The Company borrowed approximately $9.1 million at closing with the remainder to be funded no later than January 1, 2003.

     The Company currently is seeking additional Properties or other permitted real estate related investment opportunities such as investments into other real estate companies or joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction
                                  ------------

     CNL Hospitality Properties, Inc. was organized on June 12, 1996, pursuant to the laws of the State of Maryland, to invest in hotel properties ("Properties"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Philadelphia Annex, LLC, CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP and its other subsidiaries. As of September 30, 2002, the Company owned interests in 51 Properties. The Company has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services and operates for federal income tax purposes as a real estate investment trust (a "REIT"). The Company may also provide mortgage financing to operators of hotel chains and may enter into other permitted investments.

     The Company's operations have changed from those that were previously reported in prior years as permitted by the REIT Modernization Act of 1999, which became effective beginning in 2001. This is the result of a shift in the Company's business from the leasing of owned Properties to third-party tenants in exchange for rental revenue to an emphasis on leasing Properties to taxable REIT subsidiaries ("TRS") and engaging third-party managers to conduct day-to-day operations of the hotels. When possible, the Company negotiates various types of credit enhancements on a case-by-case basis for its TRS Properties (see Note 12, "Commitments and Contingencies" for additional information on credit enhancements). This transition has resulted in the replacement of rental income from operating leases with hotel operating revenues and related hotel operating expenses. This has also resulted in a reduction in rental income from operating leases and an increase in hotel operating revenues as a percentage of total revenues. All of the Properties acquired in 2002 are leased to TRS entities of the Company and are operated by third-party managers. This trend is expected to continue throughout the remainder of 2002 and into the future.

     Additionally, during the nine months ended September 30, 2002, the Company, consistent with its strategy to lease hotel Properties to TRS entities and engage third-party managers to conduct day-to-day operations of the hotels, took assignment of several leases which had been previously leased to third parties. See Note 3, "Assignment of Third-Party Leases," to condensed consolidated financial statements, for specific information pertaining to these transactions.

                              Results of Operations
                              ---------------------

     Comparison of quarter and nine months ended September 30, 2002 to quarter and nine months ended September 30, 2001

Properties
     As of September 30, 2002, the Company owned interests in 51 Properties (40 wholly-owned and 11 held indirectly through joint ventures), consisting of land, buildings and equipment, including two parcels of land on which hotel Properties are being constructed, and interests in three partnerships where hotels or resorts are being constructed or renovated. One of the hotels under construction as of September 30, 2002 opened on November 5, 2002. Of these Properties, 37 are leased to TRS entities and operated by third-party managers, resulting in hotel revenues and expenses being reported in the condensed consolidated statements of earnings for the Company. The remaining other Properties are leased on a "triple-net" basis to third-party operators resulting in rental income from operating leases being reported in the condensed consolidated statements of earnings for the Company.

Revenues

     Hotel operating revenues during the nine months ended September 30, 2002 and 2001 were $70,175,174 and $1,150,876, respectively ($37,648,057 and
$1,150,876 of which was earned during the quarters ended September 30, 2002 and 2001, respectively). For the nine months ended September 30, 2002 and 2001, the Company earned rental income from operating leases and FF&E reserve income of $32,729,398 and $49,890,912, respectively ($8,313,157 and $16,911,381 of which was earned during the quarters ended September 30, 2002 and 2001, respectively). The increase in hotel revenues and the decrease in rental income and FF&E reserve income was due to the Company taking assignment of leases on 18 existing Properties and engaging third-party managers to operate these Properties during the nine months ended September 30, 2002. Additionally, two Properties that were acquired at the end of 2001 and all of the new Properties acquired in 2002 are leased to TRS entities of the Company and are operated using third-party managers. This resulted in rental income from operating leases and FF&E reserve income for these Properties being replaced by hotel operating revenues and expenses during 2002. Other existing third-party leases may be assigned to the Company in the future, and Properties acquired in the future will likely be leased to TRS entities and operated using third-party managers. As a result, the amount of rental income from operating leases is expected to continue to decline as a percentage of total revenues while hotel operating revenues are expected to increase.

Interest and Other Income

     During the nine months ended September 30, 2002 and 2001, the Company earned $926,522 and $2,903,018, respectively ($315,098 and $966,986 of which was earned during the quarters ended September 30, 2002 and 2001, respectively), in interest income from investments in money market accounts and other short-term, highly liquid investments. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term, liquid investments, a decrease in the average interest rate earned and the period of time the funds were invested in such accounts as compared to 2001. As net offering proceeds are invested in Properties, used to make mortgage loans and enter into other permitted investments, the percentage of the Company's total revenues from interest income will vary depending on the amount of future offering proceeds, the timing of investments and interest rates in effect.

     In June 2002, the Company recognized other income of $1,897,817 which represents the net of the release of the Company's obligation to repay approximately $5.5 million in security deposits resulting from the assumption of leases on 11 of its existing Properties offset by the assumption of a liquidity facility loan of approximately $3.6 million. See Item 3. "Qualitative and Quantitative Disclosures About Market Risk" for additional information related to the liquidity facility loan.

Operating Expenses

     Operating expenses, including depreciation and amortization, and interest expenses, were $88,653,573 and $32,618,000 for the nine months ended September 30, 2002 and 2001, respectively ($40,943,736 and $11,528,551 of which was incurred during the quarters ended September 30, 2002 and 2001, respectively). The increase in operating expenses during the period, as compared to 2001, was the result of the Company owning interests in 51 Properties during 2002 compared to 39 Properties in 2001. Additionally, during the nine months ended September 30, 2002 and 2001, the Company incurred hotel expenses of $45,582,159 and $1,515,808, respectively ($25,782,205 and $1,515,808 of which were incurred during the quarters ended September 30, 2002 and 2001, respectively), due to consolidated subsidiaries of the Company leasing a portion of its Properties and employing third-party managers to operate the hotels. Additionally, interest expense increased from $10,413,514 for the nine months ended September 30, 2001 to $13,827,651 for the nine months ended September 30, 2002 (which includes an increase from $3,343,187 to $4,771,181 for the quarters ended September 30, 2001 and 2002, respectively), primarily due to increased borrowing on the revolving line of credit. Operating expenses are expected to increase as the Company acquires interests in additional Properties and invests in mortgage loans or other permitted investments. However, general operating and administrative expenses, exclusive of interest expense, as a percentage of total revenues is expected to decrease as the Company acquires interests in additional Properties and invests in mortgage loans or other permitted investments.

Losses From Unconsolidated Subsidiaries

     Equity in losses of unconsolidated subsidiaries of $6,128,835 and $3,750,585 for the nine months ended September 30, 2002 and 2001, respectively ($2,926,619 and $3,557,914 for the quarters ended September 30, 2002 and 2001, respectively) were primarily due to pre-opening and marketing expenses incurred during the construction of a resort owned through a joint venture and losses at a resort which was open but undergoing significant renovations. Losses are expected to continue through the remainder of 2002 as construction and renovation activities are completed and the resorts become fully operational.

Net Earnings

     The decrease in earnings from prior periods is due to the effect of the current economic downturn on the U.S. economy, particularly the travel and lodging industry, and the events of September 11, 2001, however, the Company has continued to receive cash returns from its Properties due to credit enhancements that have been obtained from its hotel operators. See "Item 3. Qualitative and Quantitative Disclosures About Market Risk" for additional information on the Company's credit enhancements.

Concentration of Credit Risk

     One of the Company's tenants contributed approximately 12 percent of total revenues for the quarter and nine months ended September 30, 2002. In addition, a majority of the Company's rental income and hotel revenues were earned from properties operating as various Marriott(R) brands for the quarter and nine months ended September 30, 2002.

     Although the Company intends to acquire Properties in various states and regions, has become the tenant of many of its Properties while engaging third parties to manage operations, carefully screens its tenants and has obtained interests in other non-Marriott(R) branded Properties, failure of this lessee, the Company's hotels or the Marriott(R) brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisition and diversification and through the initial and continuing due diligence procedures performed by the Company.

Current  Economic  Conditions

     The attacks on the World Trade  Center and the  Pentagon on  September  11,
2001 adversely impacted economic activity during the months following the attacks, particularly affecting the travel, airline and lodging industries. These declines were in addition to more modest declines which began to affect the hotel industry earlier in 2001 as a result of the general slowdown in business activity within the U.S. economy. As a result of these conditions, most of our hotel operators and managers have reported declines in the operating performance of our hotels. Many of our leases and operating agreements contain features such as guarantees which are intended to require payment of minimum returns to us despite operating declines at our hotels. However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged. Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company's revenues and cash flows may still decline or remain at reduced levels for extended periods. Any U.S. participation in a war with Iraq or other significant military activity could have additional adverse effects on the economy including travel and lodging industry.

     An uninsured loss or a loss in excess of insured limits could have a material adverse impact on the operating results of the Company. Management feels that the Company has obtained reasonably adequate insurance coverage on its Properties. However, certain types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against. Furthermore, an insurance provider could elect to deny coverage under a claim.

     Management of the Company currently knows of no other trends that will have a material adverse effect on liquidity, capital resources or results of operations.

Hotel Operating Statistics

     Management regularly reviews operating statistics such as revenue per available room ("REVPAR"), average daily rate ("ADR") and occupancy at the Company's Properties in order to gauge how well they are performing as compared with the industry and past results. Out of the 51 total Properties, the Company has year-to-year comparative data on 26. The following table summarizes REVPAR, ADR and occupancy for these Properties for the quarter and nine months ended September 30, 2002.

                                       Nine Months Ended Quarter Ended
                                   September 30,              September 30,               Variance
                              -------------------------    ---------------------    ---------------------
                                                                                      Nine
                                                                                     Months     Quarter
                                 2002         2001            2002       2001         Ended      Ended
                                 ----         ----            ----       ----         -----      -----
North America (26 hotels)
    REVPAR                   $  62.45     $  66.30        $  57.41   $  58.34        (5.8%)     (1.6%)
    ADR                      $  90.64     $ 100.61        $  84.68   $  92.61        (9.9%)     (8.6%)
    Occupancy                   68.9%        65.9%           67.8%      63.0%         4.6%       7.6%


     Note that the Company did not operate or have interests in all of the 26 Properties used in the table above during the quarter and nine months ended September 30, 2001, however, the operating results for these Properties are still used for comparative purposes and analysis of performance.

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

     The following is a reconciliation of net earnings to FFO:

                                                           Quarter                               Nine Months
                                                      Ended September 30,                    Ended September 30,
                                                   2002                 2001                2002                2001
                                              ---------------     ---------------     ---------------     ---------------
Net earnings                                  $    2,343,107      $    3,890,425      $   10,750,818      $   16,477,869
    Adjustments:
       Effect of unconsolidated subsidiaries       3,220,970             492,306           8,700,216             515,206
       Effect of minority interest                   (59,400)            (59,303)           (177,800)           (881,528)
       Amortization of real estate assets            311,488              64,058             854,137             192,179
       Depreciation of real estate assets          7,104,107           5,020,427          19,452,573          14,834,995
       Effect of assumption of liabilities                --                  --           3,576,133                  --
                                              ---------------     ---------------     ---------------     ---------------
Funds From Operations                         $   12,920,272      $    9,407,913      $   43,156,077      $   31,138,721
                                              ===============     ==============      ===============     ===============
Weighted average shares:
       Basic                                     100,749,086          68,897,098          90,622,101          60,806,624
                                              ===============     ===============     ===============     ===============
       Diluted                                   100,749,086          68,897,098          90,622,101          63,217,472
                                              ===============     ===============     ===============     ===============

                         Liquidity and Capital Resources
                         -------------------------------

Common Stock Offerings

     On April 22, 2002, the Company completed its offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2000 Offering"), which included up to 5,000,000 shares ($50,000,000) available to stockholders who elected to participate in the Company's reinvestment plan. In connection with the 2000 Offering, the Company received subscription proceeds of $450,000,000 (45,000,000 shares), including $3,375,474 (337,547 shares) through the reinvestment plan. Immediately following the completion of the 2000 Offering, the Company commenced its fourth offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the reinvestment plan. Since its formation through September 30, 2002, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $1,106,067,627 (110,606,763 shares), including $6,246,007 (624,601 shares) received pursuant to the Company's reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings. The Company has received $230,996,002 (23,099,600 shares) in gross offering proceeds from the 2002 Offering from its inception through September 30, 2002.

     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 175,000,000 shares of common stock
($1,750,000,000) (the "2003 Offering") in an offering expected to commence immediately following the completion of the 2002 Offering. Of the 175,000,000 shares of common stock expected to be offered, up to 25,000,000 are expected to be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are expected to be substantially the same as those for the 2002 Offering.

     As of  September  30,  2002,  net  proceeds to the  Company  from its stock offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements, fees and organizational and offering expenses, totaled approximately $1,350,487,000. The Company used approximately $652,579,000 of net offering proceeds and $236,774,000 of loan proceeds to invest in 41 hotel Properties, including two parcels of land on which hotel Properties are being constructed (one of which was completed in November 2002), approximately $163,461,000 to invest in six partnerships, including two which own Properties that are being constructed or renovated, approximately $7,327,000 to redeem 789,979 shares of common stock, approximately $160,407,000 to pay down the revolving line of credit and two construction lines of credit and approximately $73,964,000 to pay acquisition fees and expenses, leaving approximately $55,975,000 available for investment in Properties and mortgage loans.

     During the period October 1, 2002 through November 4, 2002, the Company received additional net offering proceeds of approximately $63,301,000, used approximately $26,887,000 to purchase one Property, invested $16,340,000 into an existing joint venture on which a resort is being constructed and had approximately $82,434,000 available for investment in Properties and mortgage loans or other permitted investments. The Company expects to use the uninvested net proceeds plus any additional net proceeds from the sale of additional shares from the 2002 Offering and the proposed 2003 Offering primarily to purchase interests in additional Properties and, to a lesser extent, invest in mortgage loans or other permitted investments such as investments in other real estate companies and joint ventures. In addition, the Company intends to borrow money to acquire interests in additional Properties, to invest in mortgage loans, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 2002 and 2001, 262,745 shares and 181,668 shares, respectively, were redeemed for $2,417,257 and $1,671,342, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

Commitments and Contingencies

     From time to time the Company may be exposed to litigation arising from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     The Company has commitments to (i) acquire three hotel Properties for an anticipated aggregate purchase price of approximately $142 million, (ii) construct or complete construction on three properties with an estimated value of approximately $81 million and (iii) fund the remaining total of approximately $22 million in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if such shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties and the investment in the partnerships described above are subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, nine leases currently with third-party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the stated deadline, the Company has agreed to return security deposits it holds on three of the Properties which total approximately $3.2 million. Both parties have agreed that should the conversion occur, the Company would not be obligated to pay any additional consideration for the leasehold position and that the manager would participate, through incentive fees, in any additional earnings above what was otherwise minimum rent.

Cash and Cash Equivalents / Cash Flows

     Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire interests in Properties. At September 30, 2002, the Company had $63,673,557 invested in short-term investments as compared to $44,825,052 at December 31, 2001. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock offset by Property acquisitions during the first half of 2002 and additional investments in joint ventures to fund renovation costs. These funds will be used to purchase interests in additional Properties, to make mortgage loans or invest in other permitted investments, to pay offering expenses and acquisition fees and expenses, to pay distributions to stockholders and other Company expenses and, in management's discretion, to create cash reserves.

     During the nine months ended September 30, 2002 and 2001, the Company generated cash from operating activities of $50,647,771 and $40,393,338, respectively,  and  cash  used in  investing  activities  was  $254,561,113  and
$275,050,493   for  the  nine  months  ended   September   30,  2002  and  2001,
respectively. Cash used in investing activities for the nine months ended September 30, 2002 and 2001, consists primarily of additions to land, buildings and equipment of $181,241,594 and $75,525,562, respectively, and investments of $42,006,993 and $162,490,900, respectively, in various joint ventures. Additionally, during the nine months ended September 30, 2001, the Company acquired the remaining interest of CNL Hotel Investors, Inc. for $32,884,119 resulting in 100 percent ownership by the Company. During the nine months ended September 30, 2002, the Company made the following Property acquisitions:

              Brand Affiliation                 Property Location         Purchase Date         Purchase Price
   ---------------------------------------- -------------------------- --------------------- ----------------------
       SpringHill Suites(TM) by Marriott(R)   Manhattan Beach, CA        January 18, 2002         $20,000,000
       TownePlace Suites(R) by Marriott(R)    Manhattan Beach, CA        January 18, 2002         $15,000,000
       SpringHill Suite(TM) by Marriott(R)    Plymouth Meeting, PA       January 18, 2002         $27,000,000
           Courtyard(R) by Marriott(R)        Somerset County, NJ         March 1, 2002           $37,750,000
               Marriott Hotel                   Bridgewater, NJ           June 14, 2002           $61,500,000
     The Company also purchased land on which a hotel will be constructed. These
     Properties are being, or will be, operated using third-party managers.

     In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Joint Venture"), a joint venture with an affiliate of Marriott. The San Francisco Joint Venture purchased a Courtyard(R) by Marriott(R) in downtown San Francisco (the "San Francisco Downtown Property") for approximately $82 million. The purchase was financed with equity investments of $13 million each from the Company and Marriott as well as $56 million in borrowings consisting of two loans from a third-party lender. One of the loans is in the amount of $41 million and requires interest payments equal to the greater of one-month LIBOR plus 3.25 percent, or 6.25 percent. The other loan is in the amount of $15 million and interest payments are equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Joint Venture and the Property is managed by a subsidiary of Marriott.

     In September 2002, the Company acquired an 85 percent interest in a Hampton Inn Property located in Houston, Texas (the "Hampton Inn Property") for $4,889,989. The Hampton Inn Property was acquired through an existing partnership with Interstate Hotels and Resorts that was originally formed in November 2001 (the "Interstate Joint Venture"). All characteristics of the Interstate Joint Venture other than the acquisition of the Hampton Inn Property remain unchanged. The total purchase price of the Hampton Inn Property was $14,300,000. In connection with this purchase, the Interstate Joint Venture assumed a loan of approximately $9.3 million which is secured by the Property. The loan bears interest at a rate of 7.78 percent per annum. Monthly payments of principal and interest of $75,730 are due on the first day of each month through December 1, 2007, at which time the remaining principal balance is due.

     Cash provided by financing activities was $222,761,847 and $224,395,876 for the nine months ended September 30, 2002, and 2001, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 and 2001, includes the receipt of $327,356,970 and $233,927,453, respectively, in subscriptions from stockholders. In addition, distributions to stockholders for the nine months ended September 30, 2002 and 2001, were $51,811,921 and $34,066,688, respectively (or $0.58 per share for both periods).

Liquidity Requirements

     The Company expects to meet its liquidity requirements, including payment of offering expenses, Property acquisitions and development, and investment in Mortgage Loans, with cash flows from operations, advances under its revolving line of credit, proceeds from its offerings and debt financing.

     Management believes that the Company has obtained reasonably adequate insurance coverage. In addition, the Advisor has obtained contingent liability and property insurance coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant or manager's insurance policy lapses or is insufficient to cover a claim relating to a Property and covers the Company's interest in all Properties except for the Waikiki Beach Marriott of which the Company has a 49 percent interest.

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

     During the nine months ended September 30, 2002 and 2001, affiliates incurred on behalf of the Company $5,021,199 and $3,857,919, respectively ($2,336,463 and $1,763,351 of which was incurred during the quarters ended September 30, 2002 and 2001, respectively), for certain offering expenses. Affiliates also incurred certain acquisition and operating expenses on behalf of the Company. As of September 30, 2002 and December 31, 2001, the Company owed the Advisor and other related parties $1,321,497 and $1,026,225, respectively, for expenditures incurred on behalf of the Company and for acquisition fees.

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amounts deposited with this bank was $7,979,136 and $6,928,363 at September 30, 2002 and December 31, 2001, respectively.

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for approximately $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed its 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

     See Note 8 to condensed consolidated financial statements, "Related Party Transactions" for additional related party information.

Other

     In accordance with Staff Accounting Bulletin No. 101, the Company has recorded FF&E reserve income for cash transferred by third-party tenants into restricted FF&E accounts during the nine months ended September 30, 2002 and 2001. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E reserve bank accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the Property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working conditions and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve income is not generated from hotels leased by TRS entities and operated by third-party managers; however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to acting as tenant for these Properties and engaging third parties to manage operations, the amount of FF&E reserve income is expected to decline. For the nine months ended September 30, 2002 and 2001, FF&E reserve income totaled $3,440,068 and $4,302,783, respectively ($1,063,480 and $1,446,933 of which was earned during the quarters ended September 30, 2002 and 2001, respectively). FF&E reserve funds of $14,047,273 and $8,493,446 are classified as restricted cash as of September 30, 2002 and December 31, 2001, respectively.

     The Company declared and paid distributions to its stockholders of $51,811,921 and $34,066,688 during the nine months ended September 30, 2002 and 2001, respectively. In addition, on October 1, 2002 and November 1, 2002, the Company declared distributions to stockholders of record on October 1, 2002 and November 1, 2002, totaling $7,114,778 and $7,537,727, respectively, or $0.06458 per share of common stock, payable in December 2002.

     For the nine months ended September 30, 2002 and 2001, approximately 60 percent and 59 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 40 percent and 41 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

     In connection with the assumption of certain third-party leases, the Company has incurred certain costs. These costs have been expensed as lease termination payments.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of Statement 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of Statement 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

     In July 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2002, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated joint ventures, were as follows:


       Principal and Accrued                              Fixed Rate                                Interest
         Interest Balance             Maturity             Per Year          Variable Rate        Payments Due
     -------------------------- ---------------------- ----------------- ----------------------- ----------------
            $50,347,692             December 2007           8.335%                --                 Monthly
             85,026,918               July 2009             7.67%*                --                 Monthly
             32,416,526             December 2007           8.29%                 --                 Monthly
              9,610,903            September 2017           12.85%                --                 Monthly
             16,368,281             November 2003            --             LIBOR + 275 bps          Monthly
             24,152,343            September 2006            --             LIBOR + 225 bps          Monthly

     *Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.

     The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayments earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately 8 percent as of September 30, 2002.

     In September 2002, the Company paid down approximately $50,292,000 on its construction loan facilities. The Company's construction loan facility, expiring in November 2003, bears interest at a floating rate. Approximately $16,400,000 was outstanding and approximately $600,000 was available under the construction loan facility as of September 30, 2002. This construction loan facility was used to finance the construction of two hotel Properties that have been completed and began operating in February 2002.

     The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At September 30, 2002, approximately $40,521,000 in variable rate debt was outstanding.

     On October 31, 2002, the Company obtained a loan in the amount of $90,700,000 collateralized by eight of its hotel Properties (seven currently owned and one which is expected to be purchased in late 2002). The loan has a term of five years. Interest is charged at 6.53 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 20-year amortization schedule through maturity. The Company borrowed approximately $9,070,000 at closing with the remainder to be funded no later than January 1, 2003.

     The Company executed a commitment for a loan in the amount of $36,000,000 collateralized by one of its hotel Properties. The loan has a term of five years. Interest is charged at 5.84 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 25-year amortization schedule through maturity. This loan is expected to close no later than January 1, 2003.

     The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as of September 30, 2002, approximated the outstanding principal amount.

     The Company plans to use net proceeds it receives from the 2002 Offering and proposed 2003 Offering to acquire interests in additional Properties and, to a lesser extent, to invest in mortgage loans and other permitted investments. In addition, the Company intends to borrow under its revolving line of credit and obtain permanent financing in order to acquire interests in additional Properties, to invest in mortgage loans or other permitted investments and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow, unless approved by a majority of the independent directors, is 300 percent of the Company's net assets.

     The Company has received various credit enhancement guarantees from third-party managers who have guaranteed a certain level of performance for Properties they manage which are leased to TRS entities. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. These guarantees normally expire when
(i) a predefined operating performance threshold is achieved for twelve consecutive months, (ii) the guarantee term expires (typically three to five years) or (iii) maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as other liabilities in the accompanying consolidated balance sheets. As of September 30, 2002 and December 31, 2001, these other liabilities were $6,761,534 and $0, respectively, representing guarantee funding which potentially could be earned back in the future. Additionally, as of September 30, 2002 and December 31, 2001, the Company had approximately $41,350,000 and $50,000,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary. Additional amounts of available funding under these types of credit enhancements are available separately for several of the joint ventures that the Company has entered into. There is no assurance that market conditions will allow the Company to obtain credit enhancements in the future.

     In connection with the lease assumptions on nine Properties, the Company assumed a liquidity facility loan in the amount of approximately $3.6 million. A total of approximately $10.2 million is available under the facility. The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the end of any fiscal year. As of September 30, 2002, $3,670,397 was outstanding under the liquidity facility loan.

     The following is a schedule of the Company's fixed and variable rate debt maturities for the remainder of 2002, each of the next four years, and thereafter:

                         Fixed Rate
                      Mortgages Payable   Variable Rate       Total Mortgages
                        and Accrued         Other Notes       and Other Notes
                          Interest            Payable             Payable
                     ------------------- ------------------- -------------------
    2002             $    2,324,136      $           --      $    2,324,136
    2003                  2,393,876          16,368,281          18,762,157
    2004                  2,561,298                  --           2,561,298
    2005                  2,742,225                  --           2,742,225
    2006                  2,879,930          24,000,000          26,879,930
    Thereafter          164,652,917                  --         164,652,917
                     ------------------- ------------------- -------------------
                     $  177,554,382      $   40,368,281      $  217,922,663
                     =================== =================== ===================

Item 4. Controls and Procedures

     As required by Rule 13a-15 promulgated under the Exchange Act, as amended, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, principal financial officer and certain other executives and financial officers. Based upon that evaluation, the Company's executives and financial officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer, principal financial officer and certain other executives and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II


Item 1.   Legal Proceedings.  Inapplicable.
          -----------------

Item 2.   Changes in Securities and Use of Proceeds.   Inapplicable.
          -----------------------------------------

Item 3.   Defaults upon Senior Securities.  Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          On November 1, 2002, a majority of the common stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized equity shares from 216,000,000 shares (consisting of 150,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares) to 516,000,000 shares (consisting of 450,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares).


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


         10.50 Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67124) (the "2001 Form S-11") and incorporated herein by reference.)

          99.1 Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section 1350

          99.2 Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section 1350

     (b) No filings on Form 8-K occurred during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 8th day of November, 2002.

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

                         By:      /s/ C. Brian Strickland
                                  --------------------------
                                  C. BRIAN STRICKLAND
                                  Executive Vice President
                                 (Principal Financial and Accounting Officer)

                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS
                                 --------------


 I, James M Seneff, Jr, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNL Hospitality Properties, Inc. (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ James M. Seneff, Jr.
------------------------
James M. Seneff, Jr.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, C. Brian Strickland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNL Hospitality Properties, Inc. (the "Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ C. Brian Strickland
C. Brian Strickland
Executive Vice President (Principal Financial and Accounting Officer)

                                  EXHIBIT 99.1
                    Certification of Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Hospitality Properties, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2002 and December 31, 2001 and its results of operations for the three-month and nine-month periods ended September 30, 2002.


                                           /s/ James M. Seneff, Jr.
                                   ---------------------------------------------
Date: November 8, 2002             Name: James M. Seneff, Jr.
                                   Title: Chief Executive Officer
                                         (Principal Executive Officer)

                                  EXHIBIT 99.2
                    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Hospitality Properties, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2002 and December 31, 2001 and its results of operations for the three-month and nine-month periods ended September 30, 2002.


                                     /s/ C. Brian Strickland
                                   ---------------------------------------------
Date: November 8, 2002             Name: C. Brian Strickland
                                   Title: Executive Vice President (Principal
                                   Financial and Accounting Officer)