Form 10-K
period 2002-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2003-03-06
CIK 1017022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------   ------------------

                         Commission file number 0-24097

                        CNL HOSPITALITY PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                 Maryland                             59-3396369
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No _____

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: No established market exists for the Registrant's shares of common stock, so there is no market value for such shares. Each share was originally sold at $10 per share. Based on the $10 offering price of the shares, $1,003,214,560 of our common stock was held by non-affiliates as of June 28, 2002.

     The number of Shares of common stock outstanding as of February 21, 2003, was 134,921,073.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2003.

                                    CONTENTS


                                                                                         Page

Part I

    Item 1.     Business                                                                   2
    Item 2.     Properties                                                                 5
    Item 3.     Legal Proceedings                                                          8
    Item 4.     Submission of  Matters to a Vote of Security Holders                       8

Part II
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters      9
    Item 6.     Selected Financial Data                                                   10
    Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                             13
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                28
    Item 8.     Financial Statements and Supplementary Data                               28
    Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                              60

Part III.
    Item 10.    Directors and Executive Officers of the Registrant                        60
    Item 11.    Executive Compensation                                                    60
    Item 12.    Security Ownership of Certain Beneficial Owners and Management            60
    Item 13.    Certain Relationships and Related Transactions                            60
    Item 14.    Controls and Procedures                                                   61

Part IV.
    Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K           62

Signatures                                                                               101

Certifications                                                                           103

Schedule III - Real Estate and Accumulated Depreciation                                  106

Exhibits                                                                                 111


                                     PART I
                     (in thousands, except per share data)

Item 1.  Business
(in thousands, except per share data)

     CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a "REIT"). The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL MI-4 Hotel, LP and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries have been and will be formed in the future, for purposes of acquiring or developing hotel Properties. Amounts contained herein are in thousands, unless otherwise noted, except for per share data.

     The Company is engaged primarily in the acquisition and ownership of interests in hotel properties ("Properties") generally located across the United States and has retained CNL Hospitality Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and certain administrative services. The hotel Properties may include limited service, extended stay, and full service hotel Properties. The Company generally leases its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations of the Company. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the Company's consolidated results of operations for these Properties. All of the Properties acquired in 2002 are, and Properties acquired in the future are generally expected to be, leased to the Company's TRS entities. Additionally, several previously entered into third-party leases were assumed by TRS entities of the Company during 2002 and additional leases may be assumed by the Company in the future. For certain Properties, the Company has received various credit enhancement guarantees from third-party managers who, subject to certain limitations, have guaranteed performance levels for Properties they manage. See
Note 13, "Commitments and Contingencies" of the Company's consolidated financial statements for additional information on credit enhancements.

     The Company may also provide mortgage financing ("Mortgage Loans") to operators of national and regional hotel brands ("Hotel Brands"), however, it has not done so as of December 31, 2002. In addition, the Company may invest up to a maximum of 5 percent of total assets in equity interests in businesses that provide services to or are otherwise ancillary to the lodging industry ("Ancillary Businesses"). As of December 31, 2002, the Company had limited investments in Ancillary Businesses (0.4% of total assets).

     The Company was formed in June 1996, at which time it received an initial capital contribution of $200 from the Advisor for 20 shares of common stock. On July 9, 1997, the Company commenced its initial public offering of up to 16,500 shares of common stock ($165,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Securities Act"). Subsequent to the completion of the Initial Offering, through December 31, 2002, the Company has had three follow-on, best efforts offerings of up to 117,500 shares of common stock, including an offering for up to 45,000 shares that was being offered as of December 31, 2002 ("the 2002 Offering"). In addition, upon completion of the 2002 Offering on February 4, 2003, the Company commenced an offering of up to 175,000 shares of common stock at $10 per share ($1,750,000) (the "2003 Offering"). Of the 175,000 shares of common stock to be offered, up to 25,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Company's 2002 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings. As of December 31, 2002, the Company had received gross proceeds totaling $1,267,821 from the sale of 126,782 shares of common stock through its four prior public offerings.

     As of December 31, 2002, net proceeds from its four prior public offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $1,535,263. As of such date, the Company has used approximately $739,359 in net offering proceeds and approximately $276,928 of loan proceeds to invest in 42 hotel Properties and a parcel of land on which a hotel Property was being constructed, approximately $220,872 to invest in 13 Properties through seven partnerships, including three Properties on which hotels were being constructed or renovated, approximately $8,467 to redeem 914 shares of common stock, approximately $160,407 to pay down the two construction lines of credit and approximately $93,980 to pay acquisition fees and expenses, leaving approximately $35,250 available for investment in Properties and Mortgage Loans or other permitted investments.

     During the period January 1, 2003 through February 21, 2003, the Company received additional net offering proceeds of approximately $81,442 from the 2002 and 2003 Offerings, used approximately $16,196 to invest in four new Properties through an existing partnership, used approximately $39,125 to acquire one additional Property, and as of February 21, 2003, had approximately $60,372 available for investment in Properties, Mortgage Loans and other permitted investments. The Company expects to use the uninvested net proceeds from the 2002 Offering, plus any additional net proceeds from the sale of shares from the 2003 Offering to purchase interests in additional Properties and, to a lesser extent, invest in Mortgage Loans or other permitted investments such as investments in other real estate companies and partnerships. Additionally, the Company intends to borrow money to acquire interests in additional Properties, to invest in Mortgage Loans and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $96,725 line of credit (the "Revolving LOC") as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." A total of approximately $72,646 was available under the Revolving LOC as of December 31, 2002. The maximum amount the Company may borrow, absent the Company demonstrating that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2003 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists it shares on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that such a Listing will occur. If Listing does not occur by December 31, 2007, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

     The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through receipt of percentage rent and/or automatic increases in base rent, and obtaining fixed income through the receipt of payments on Mortgage Loans; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five years, either in whole or in part, through (a) Listing of the Company's shares or (b) if Listing does not occur within five years, the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met.

     For the next five years or until Listing occurs, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to invest in additional Properties or Mortgage Loans or other permitted investments, any proceeds of the sale of a Property or Mortgage Loan or other permitted investments that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. The Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT. The Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets as discussed above. If Listing occurs, the Company intends to use any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT to invest in additional Properties, Mortgage Loans and other permitted investments.

     In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases and partnership agreements, however, may require the Company to sell a Property at an earlier time if the tenant or co-venture partner exercises its option to purchase a Property after a specified portion of either the lease or partnership agreement term has elapsed or certain other events have occurred. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property purchase options granted to certain tenants or co-partners in partnerships. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

Leases

     As of December 31, 2002, the Company owned interests in 55 Properties (42 directly owned and 13 held indirectly through partnerships), generally consisting of land, buildings and equipment. The Company also owns one parcel of land on which a hotel is being developed. Of the Properties in which it owns interests, the Company currently leases 43 Properties to TRS entities, with management performed by third-party operators, and 12 Properties on a triple-net basis to third-party operators. For Properties leased to TRS entities, the lease rental income and expenses have been eliminated in consolidation and the hotel operating revenues and expenses have been included in the consolidated results of operations of the Company. Leases to unrelated third parties are operating leases and resulted in rental income from operating leases being included in the results of operations of the Company.

Certain Management Services

     Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties and the Mortgage Loans. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, permanent financing, Mortgage Loans and the Revolving LOC; collecting rental and Mortgage Loan payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans and the Revolving LOC. In exchange for these services, the Advisor is entitled to receive certain fees. For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee equal to 4.5 percent of gross proceeds from the offerings, loan proceeds from permanent financing and a portion of the Revolving LOC that are used to acquire Properties.

     The Advisory Agreement continues until March 31, 2003, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Competition

     The hotel industry is generally characterized as being intensely competitive. The hotels do, and are expected to, in the future, compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations.

     The Company competes with other persons and entities to locate suitable Properties to acquire interests in and to locate purchasers for its Properties. The Company also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties, tenants and Mortgage Loan borrowers.

Concentration of Risk

     A significant portion of the Company's rental income and hotel revenues were earned from Properties operating as various Marriott International, Inc. ("Marriott")and Hilton Hotels Corporation ("Hilton") brands for the year ended December 31, 2002. Although the Company intends to acquire Properties in various states and regions, carefully screens its managers and tenants and has obtained interests in non-Marriott(R) and Hilton (R) branded Properties, failure of the Company's hotels or the Marriott(R) and Hilton (R) brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

Available Information

     The Company makes available free of charge on or through its Internet website (http://www.cnlonline.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonable practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "Commission").

Employees

     The Company has no employees, other than its officers. Information with respect to the Company's officers is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003. The Company has retained the Advisor to provide management, acquisition, advisory and certain administrative services and retained certain other affiliates to provide additional administrative services.

Environmental Matters

     In the ordinary course of business, the Company may acquire Properties where environmental issues exist. In accordance with Company policy, when an environmental issue exists for a Property to be acquired, and cannot be resolved prior to the acquisition of the Property, the Company will obtain indemnification from the seller or negotiate other comparable arrangements such as reduction in the purchase price of the Property to be acquired. When a reduction in the purchase price is obtained, the Company will establish an escrow fund in an amount equal to or greater than the estimated remediation costs in order to fund the cost of such remediations. As of December 31, 2002, the Company had $1,000 set aside for remediation at one Property. No environmental remediation reserve funds existed as of December 31, 2001. The Company has obtained indemnification in writing from sellers on several of its Properties to cover potential remediation costs. The Company obtains detailed environmental studies for each Property prior to acquisition. Additionally, the Company also carries contingent insurance to cover the cost of unexpected issues.

Item 2.  Properties
(in thousands, except per share data)

     As of December 31, 2002, the Company had acquired interests, directly or indirectly through its partnerships, in 55 Properties, located in 21 states, consisting of land, buildings and equipment, including 13 Properties through interests in four partnerships with Marriott; two partnerships with Hilton; and one partnership with Interstate Hotels and Resorts. The Company also owns one parcel of land on which a hotel is being developed. Of the Properties in which it owns interests, the Company currently leases, 43 to TRS entities, with management performed by third-party operators, and 1eases 12 Properties on a triple-net basis to third-party operators.

     The Company has committed to fund improvements at many of its Properties. Three Properties are currently in the final stages of renovation. Renovations are typically funded with proceeds from the Company's stock offerings, permanent financing, or borrowings under the Revolving LOC.

     Generally, Properties acquired consist of land, building and equipment; although in some cases, the Company may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. The 55 Properties directly or indirectly owned by the Company as of December 31, 2002, generally conform to the following specifications of size, cost, and type of land and buildings.

     Hotel Properties. The lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing. The hotel sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.

     The hotel buildings generally are mid-rise construction. The Properties consist of limited service, extended stay or full service hotel Properties. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities. The Properties include equipment and the Properties held conform to the Hotel Brand's approved design concepts.

     For leases to independent third parties, the tenants of the Properties have established FF&E Reserve funds which are used for the replacement and renewal of furniture, fixtures, and equipment, and routine capital expenditures. FF&E Reserve funds and any replacement furniture, fixtures, or equipment are owned by the Company. In addition, leases with third parties generally require the tenant to make a security deposit relating to the Property which is retained as security for the tenant's obligations under the lease.

     As of December 31, 2002, most of the Properties directly owned, including the parcel of land being developed, were pledged as collateral under the Company's financing arrangements. For more detailed information relating to these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings".

     The following table lists the number of Properties owned, directly or indirectly through partnerships, by the Company as of December 31, 2002, by state, including the Property under development. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed as an exhibit to this report.

                  State                          Total Number of Properties
     ---------------------------------        ----------------------------------
     Arizona                                                  4
     California                                              12 *, **
     Colorado                                                 1
     Connecticut                                              2
     Florida                                                  6 *
     Georgia                                                  3
     Hawaii                                                   1 *
     Kansas                                                   1
     Maine                                                    1
     Massachusetts                                            2
     Maryland                                                 1
     Michigan                                                 1
     Nevada                                                   1
     New Jersey                                               4
     North Carolina                                           2
     Oregon                                                   1
     Pennsylvania                                             2
     Texas                                                    5
     Utah                                                     1
     Virginia                                                 4
     Washington                                               1
                                              ----------------------------------
      Total Number of Properties                             56
                                              ==================================

      *Includes one Property owned by a partnership currently under final stages of renovation.
     **Includes one parcel of land on which a hotel is being developed.

     Significant Leases and Assignment of Leases with Major Tenants. The Company leases its Properties primarily to wholly owned TRS entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations of the Company.

     Land, buildings and equipment for other Properties are leased to, and operated by, unrelated third-party tenants on a "triple-net" basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. Rental income from operating leases is included in the Company's consolidated results of operations for these Properties.

     Of the 55 Properties in which it owns interests, the Company currently leases 43 Properties to TRS entities with management performed by third-party operators, and 12 Properties on a triple-net basis to third-party operators.

     RST4 Tenant, LLC leases the Courtyard(R) by Marriott(R) Property in Palm Desert, California, the Residence Inn by Marriott(R) Property in San Diego, California, the Residence Inn by Marriott(R) Property in Merrifield, Virginia, the Residence Inn by Marriott(R) Property in Palm Desert, California, the SpringHill Suites (TM) by Marriott(R) Property in Gaithersburg, Maryland and the TownePlace Suites(R) by Marriott(R) Property in Newark, California. The initial term of each lease is 17 years (expiring in 2016) and the aggregate minimum base annual rent is approximately $9,330.

     City Center Annex Tenant Corporation leases the Courtyard(R) by Marriott(R) Property in Philadelphia, Pennsylvania. The initial term of the lease is 15 years (expiring in 2015) and the aggregate minimum base annual rent is approximately $6,500.

     LLB Tenant Corporation leases three Properties owned by the Company. These Properties include one Courtyard(R) by Marriott(R), one Fairfield Inn(R) by Marriott(R) and one SpringHill Suites (TM) by Marriott(R). The initial term of each lease is approximately 15 years (expiring in 2016) and the aggregate minimum base annual rent is approximately $10,884.

     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven hotel Properties. These Properties are being leased by a TRS of the Company and are managed by affiliates of Marriott. The operations of these Properties have been reflected in the results of operations for the Company for the year ended December 31, 2002. The Company paid approximately $69 for this assignment.

     Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine hotel Properties. These Properties are managed by an affiliate of Marriott. The operations of these Properties are reflected in the consolidated results of operations for the Company effective June 28, 2002. In connection with this transaction, CCCL Leasing, LLC agreed to give up its claim to security deposits totaling approximately $4,000. Additionally, the Company assumed a liquidity facility loan of approximately $3,600 and paid approximately $25 in legal fees and other expenses. This transaction resulted in net other income of approximately $400 being recognized by the Company during the year ended December 31, 2002.

     Effective June 30, 2002, the Company took assignment of its leases from CC GB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two hotel Properties. These Properties are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand. The operations of the Properties are reflected in the consolidated results of operations for the Company effective June 30, 2002. In connection with this transaction, CC GB Leasing, LLC forfeited its claim to security deposits totaling $1,400 and the Company assumed net assets of approximately $59, resulting in other income of approximately $1,500 being recognized by the Company during the year ended December 31, 2002.

Item 3.  Legal Proceedings
(in thousands, except per share data)

     Neither the Company, nor any of its subsidiaries, nor any of their respective Properties, is a party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
(in thousands, except per share data)

     On November 1, 2002, at a special meeting of the stockholders, a majority of the common stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized equity shares from 216,000 shares (consisting of 150,000 common shares, 3,000 preferred shares and 63,000 excess shares) to 516,000 shares (consisting of 450,000 common shares, 3,000 preferred shares and 63,000 excess shares).

                                     PART II
        (in thousands, except per share data and number of stockholders)

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (in thousands, except per share data)

     As of February 21, 2003, there were 46,538 stockholders of record of common stock. There is no public trading market for the shares, and even though the Company intends to list the shares on a national securities exchange or over-the-counter market within five years, there is no assurance that a public market for the shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholder's shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash, at a redemption price equal to the then current offering price, less a discount of 8 percent. The current offering price is $10 per share; thereby the current net redemption price is $9.20 per share. Redemptions are limited to the extent sufficient funds are available. In addition, the Company may, at its discretion, use up to $100 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. For the years ended December 31, 2002 and 2001, 239 and 251 shares, respectively, were redeemed at $9.20 per share and retired from shares outstanding of common stock. The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder. Amounts contained hereinafter are in thousands, unless otherwise noted, except for per share data.

     As of December 31, 2002, the Company is aware of the following trades in its shares, other than purchases made in its public offering and redemptions of shares by the Company:

       Effective Date          No. of Shares         Price Per Share
       --------------          -------------         ---------------
        April 1, 2002                4                     $  7.05
        July 1, 2002                 3                       10.00
       October 1, 2002               2                        9.20
       October 1, 2002              556                       9.00

     The Company is not aware of any other trades as of this date. As of December 31, 2002, the offering price per share of common stock was $10. Based on the continued sale of shares through February 21, 2003, for $10 per share, the Company estimates that the value of its shares is $10 per share. The Company's shares are not publicly traded. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock.

     The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2002 and 2001, the Company declared cash distributions of approximately $74,217 and $48,409 respectively, to the stockholders. For the years ended December 31, 2002 and 2001, approximately 51 percent and 52 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 49 percent and 48 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per share:

        2002 Quarter                First            Second            Third            Fourth            Year
------------------------------   -------------   ---------------  ----------------  ---------------  ---------------

Total distributions declared          $15,432           $17,058           $19,322          $22,405          $74,217
Distributions per share                 0.194             0.194             0.194            0.194            0.776

        2001 Quarter
------------------------------

Total distributions declared           $9,772           $11,257           $13,037          $14,343          $48,409
Distributions per share                 0.191             0.191             0.194            0.194            0.770


     On January 1, 2003 and February 1, 2003, the Company declared distributions totaling approximately $8,152 and $8,490, respectively, or $0.064583 per share of common stock, payable by March 31, 2003, to stockholders of record on January 1, 2003 and February 1, 2003, respectively.

     The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter to the extent that cash is available for distribution. There is no assurance that the Company will continue to be able to pay distributions, except to maintain REIT status in accordance with the Internal Revenue Code of 1986, as amended. The Company is required to distribute annually at least 90 percent of its real estate investment trust taxable income to maintain its objective of qualifying as a REIT. Distributions will be made at the discretion of the Board of Directors, depending primarily on net cash from operations and the general financial condition of the Company, subject to the obligation of the Board of Directors to cause the Company to remain qualified as a REIT for federal income tax purposes.

Item 6.  Selected Financial Data
(in thousands, except per share data)

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof.

                                                2002               2001               2000               1999               1998
                                          -------------      -------------      -------------      -------------      -------------
Year Ended December 31:

  Revenues                                 $  156,408         $   71,463         $   36,099         $   10,678         $   1,955
  Net earnings (1)                             15,810             19,328             20,670              7,516               959
  Cash flows from operating activities         70,340             52,937             43,651             12,890             2,777
  Cash flows used in investing activities    (451,745)          (295,991)          (334,237)          (130,231)          (34,511)
  Cash flows from financing activities        386,573            237,681            238,811            206,085            36,093
  Cash distributions declared (2)              74,217             48,409             28,082             10,766             1,168
  Funds from operations (4)                    59,366             40,838             30,053             10,478             1,343
  Earnings per share:
      Basic                                      0.16               0.30               0.53               0.47              0.40
      Diluted                                    0.16               0.30               0.53               0.45              0.40
  Cash distributions declared per share          0.78               0.77               0.74               0.72              0.47
  Weighted average number of shares
    Outstanding (3):
      Basic                                    97,874             64,458             38,698             15,890             2,402
      Diluted                                  97,874             64,458             45,886             21,438             2,402

At December 31:
  Total assets                           $  1,303,860         $  901,406         $  653,962          $ 266,968         $  48,857
  Mortgages payable                           207,206            168,884            170,055                 --                --
  Other notes payable and line of credit       53,818             65,072             19,582                 --                --
  Total stockholders' equity                1,012,499            637,876            419,289            253,055            37,116


(1) To the extent that operating expenses payable or reimbursable by the Company in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"), the Advisor shall reimburse the Company within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the years ended December 31, 2002, 2001 and 2000, operating expenses did not exceed the Expense Cap.

(2) Cash distributions are declared by the Board of Directors and generally are based on various factors, including cash available from operations. Approximately 79%, 60%, 26%, 30% and 18% of cash distributions for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, represent a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net earnings on a GAAP basis, including deductions for depreciation expense. The Company has not treated such amounts as a return of capital for purposes of calculating the stockholders' return on their invested capital.

(3) The weighted average number of shares outstanding is based upon the period the Company was operational.

(4)  Management  considers  funds from  operations  ("FFO") to be an  indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships. (Net earnings determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 2002, 2001, 2000, 1999, and 1998, net earnings included approximately $76, $118, $117, $35 and $44, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

     The following is a reconciliation of net earnings to FFO for the years ended December 31, 2002, 2001, 2000, 1999 and 1998:

                                                                      Year Ended
                                                                      December 31,

                                                  2002            2001            2000           1999            1998
                                             -------------   -------------   -------------   -------------   -------------

     Net earnings                            $    15,810     $    19,328     $    20,670     $     7,516     $      959

     Adjustments:
     Effect of unconsolidated subsidiaries        12,341           2,702           1,825           1,710             --
     Effect of minority interest                    (237)           (941)           (272)            (16)            --

     Amortization of real estate assets            1,353             535             131              49             --
     Depreciation of real estate assets           26,523          19,214           7,699           1,219            384
     Effect of assumption of liabilities           3,576              --              --              --             --
                                             -------------   -------------   -------------   -------------   -------------
     Funds From Operations                   $    59,366     $    40,838     $    30,053     $    10,478     $    1,343
                                             =============   =============   =============   =============   =============

     Weighted average shares:
            Basic                                 97,874          64,458          38,698          15,890          2,402
                                             =============   =============   =============   =============   =============
            Diluted                               97,874          64,458          45,886          21,438          2,402
                                             =============   =============   =============   =============   =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share data)

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its Properties and borrowers for its Mortgage Loans, and the ability of such tenants and borrowers to make payments under their respective leases or Mortgage Loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction
                                  ------------

The Company

     CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a REIT. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are wholly owned subsidiaries of CNL Hospitality Properties, Inc., each of which was organized in Delaware in June 1998. CNL Hospitality Partners, LP is a Delaware limited partnership ("Hospitality Partners") formed in June 1998. CNL Hospitality GP Corp. and CNL Hospitality LP Corp. are the general and limited partner, respectively, of Hospitality Partners. Properties acquired are generally expected to be held by Hospitality Partners and, as a result, are owned by CNL Hospitality Properties, Inc. through Hospitality Partners. Various other wholly owned subsidiaries have been and will be formed in the future for purposes of acquiring or developing hotel Properties. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., Hospitality Partners, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL MI-4 Hotel, LP and each of their wholly owned subsidiaries. Amounts contained herein are in thousands, unless otherwise noted, except for per share data.

     The Company is engaged primarily in the acquisition and ownership of interests in hotel Properties generally located across the United States, and has retained CNL Hospitality Corp. (the "Advisor") as its Advisor to provide management, acquisition, advisory and certain administrative services. The hotel properties may include limited service, extended stay and full service hotel Properties. The Company generally leases its Properties to wholly owned TRS entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations of the Company. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the Company's consolidated results of operations for these Properties. All Properties acquired in 2002 are, and Properties acquired in the future are generally expected to be, leased to the Company's TRS entities. Additionally, several previously entered into third-party leases were assumed by TRS entities of the Company during 2002 and additional leases may be assumed by the Company in the future. For certain Properties, the Company has received various credit enhancement guarantees from third-party managers who, subject to certain limitations, have guaranteed performance levels for Properties they manage. See Note 13, "Commitments and Contingencies" of the Company's consolidated financial statements for additional information on credit enhancements.

     The Company may also provide Mortgage Loans to operators of Hotel Brands, however, it has not done so as of December 31, 2002. In addition, the Company may invest up to a maximum of 5 percent of total assets in equity interests in Ancillary Businesses. As of December 31, 2002, the Company has limited investments in Ancillary Businesses (0.4% of total assets).

                         Liquidity and Capital Resources
                         -------------------------------
Common Stock Offerings

     The Company was formed in June 1996, at which time it received an initial capital contribution of $200 from the Advisor for 20 shares of common stock. On July 9, 1997, the Company commenced its Initial Offering of up to 16,500 shares of common stock ($165,000) pursuant to a registration statement on Form S-11 under the Securities Act. Subsequent to the completion of the Initial Offering, through December 31, 2002, the Company has had three follow-on, best efforts offerings of up to 117,500 shares of common stock, including an offering for up to 45,000 shares that was being offered as of December 31, 2002. In addition, upon completion of the 2002 Offering on February 4, 2003, the Company commenced its 2003 Offering of up to 175,000 shares of common stock at $10 per share ($1,750,000). Of the 175,000 shares of common stock being offered, up to 25,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Company's 2002 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings. As of December 31, 2002, the Company had received gross proceeds totaling $1,267,821 from the sale of 126,782 shares of common stock through its public offerings.

     As of December 31, 2002, net proceeds to the Company from its four prior public offerings, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $1,535,263. As of such date, the Company has used approximately $739,359 of net offering proceeds and approximately $276,928 of loan proceeds to invest in 42 hotel Properties and a parcel of land on which a hotel Property was being constructed, approximately $220,872 to invest in 13 Properties through seven partnerships, including three Properties on which hotels were being constructed or renovated, approximately $8,467 to redeem 914 shares of common stock, approximately $160,407 to pay down the two construction lines of credit and approximately $93,980 to pay acquisition fees and expenses, leaving approximately $35,250 available for future investments.

     During the period January 1, 2003 through February 21, 2003, the Company received additional net offering proceeds of approximately $81,442 from the 2002 and 2003 Offerings, used approximately $16,196 to invest in four new Properties through an existing partnership, used approximately $39,125 to acquire one additional Property, and as of February 21, 2003, had approximately $60,372 available for investment in Properties and Mortgage Loans or other permitted investments. The Company expects to use the uninvested net proceeds from the 2002 Offering, plus any additional net proceeds from the sale of shares from the 2003 Offering to purchase interests in additional Properties and, to a lesser extent, invest in Mortgage Loans or other permitted investments such as investments in other real estate companies and partnerships. Additionally, the Company intends to borrow money to acquire interests in additional Properties, to invest in Mortgage Loans and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $96,725 Revolving LOC as described below. A total of approximately $72,646 was available under the Revolving LOC as of December 31, 2002.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may elect, at its discretion, to redeem the shares, subject to certain conditions and limitations. However, at no time during a 12 month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12 month period. During the years ended December 31, 2002, 2001 and 2000, 239 shares, 251 shares and 269 shares, respectively, were redeemed at $9.20 per share (approximately $2,391, $2,313 and $2,503, respectively), and retired from shares outstanding of common stock.

Borrowings

     The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately seven percent as of December 31, 2002.

     The Company's Revolving LOC is used to fund acquisition and development of Properties and investments in Mortgage Loans. The Company is able to receive cash advances of up to approximately $96,725 until September 2006. Interest payments are due monthly with principal payments of $1 due at the end of each loan year. Advances under the line of credit bear interest at an annual rate of 225 basis points above 30-day LIBOR (3.63 percent as of December 31, 2002) and are collateralized by certain hotel Properties. As of December 31, 2002, the Company had approximately $24,079, including accrued interest of approximately $79, outstanding under the Revolving LOC.

     In September 2002, the Company paid down approximately $50,292 that had previously been borrowed on two construction loan facilities for the construction of two Properties. An existing construction loan facility (the "Construction LOC") was renegotiated resulting in an increased total borrowing capacity of $64,000. This Construction LOC expires in December 2005 and bears interest at a floating rate with a floor of 6.75 percent. Approximately $21,280 was outstanding on the Construction LOC as of December 31, 2002.

     On October 31, 2002, the Company obtained a loan in the amount of $90,700 collateralized by eight of its hotel Properties. The loan has a term of five years and bears interest at 6.53 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 20-year amortization schedule through maturity. At closing the Company borrowed approximately $9,070 which was outstanding as of December 31, 2002, with the remainder expected to be funded in 2003.

     On November 25, 2002, the Company obtained a loan in the amount of $31,000 collateralized by one of its hotel Properties. The loan has a term of five years and bears interest at 5.84 percent per annum. Payments of interest only are due monthly for the first two years of the loan, and monthly payments of principal and interest are due thereafter, calculated on a 25-year amortization schedule through maturity. The full $31,082, including accrued interest of approximately $82, was outstanding as of December 31, 2002.

As of December 31, 2002, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows:


                           Principal and                          Fixed Rate                         Interest
                               Accrued            Maturity          Per Year       Variable Rate    Payments Due
    Loan Description       Interest Balance
------------------------ -------------------- ------------------ ---------------- ----------------- --------------

Three Properties in Lake
Buena Vista, FL             $  50,348           December 2007        8.335%               --            Monthly

Seven Properties owned by                                                                               Monthly
Hotel Investors                84,638            July 2009           7.67%*               --

Property in Philadelphia,
PA                             32,069           December 2007        8.29%                --            Monthly

Tax Incremental Financing
Note ("TIF Note") on
Property in Philadelphia,
PA                              8,458            June 2018          12.85%****            --            Monthly

Portfolio of Eight
Marriott Properties
located throughout the
United States                   9,070           November 2007        6.53%                --            Monthly

One Property located in
New Jersey                     31,082           December 2007        5.84%                --            Monthly

Two development
Properties, one in
California and one in                                                               LIBOR + 275
Florida                        21,280           December 2005          --              bps***           Monthly

                                                                       --           LIBOR + 225
Line of credit**               24,079          September 2006          --              bps              Monthly


* Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
**  Revolving LOC.
*** The Construction LOC has an interest rate floor of 6.75 percent.
****Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85%.

     With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party managers who have guaranteed a certain level of performance for Properties they manage which are leased to TRS entities. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. These guarantees normally expire (i) when a predefined operating performance threshold is achieved for twelve consecutive months, (ii) after a specified period (typically three to five years) or (iii) when maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as other liabilities in the accompanying consolidated balance sheets. As of December 31, 2002 and December 31, 2001, the Company did not have any outstanding liabilities from its credit enhancement guarantees. Additionally, as of December 31, 2002 and December 31, 2001, the Company had approximately $37,515 and $50,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary. Additional amounts of available funding under these types of credit enhancements are available separately for several of the partnerships in which the Company has invested. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements in the future.

     The Company has amended the agreements relating to one of its credit enhancements with Marriott. Marriott is obligated to fund guarantee payments of certain minimum returns to TRS entities of the Company, however, the management contracts on the hotels subject to the credit enhancement were amended to provide that the first incentive management fee is payable up to a predefined amount rather than paying the fee primarily based on the amounts previously funded under the guarantee. The Company has recognized other income of approximately $10,280 during the fourth quarter of 2002 equal to the amounts previously funded under the credit enhancement through December 31, 2002, which Marriott has agreed will not be subject to repayment provisions. Additionally, the Company will recognize income in the future, rather than liabilities, whenever amounts are funded by Marriott under the arrangement. The Company will recognize incentive management fee expense if and when such incentive management fees are earned by Marriott. These amendments are not expected to have a significant effect on the Company's cash available for distribution to stockholders.

     In connection with the lease assumptions on nine Properties, the Company assumed a liquidity facility loan in the amount of approximately $3,600. A total of approximately $10,170 is available under the facility. The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the end of any fiscal year. As of December 31, 2002, approximately $5,632 was outstanding and approximately $4,538 was available for future draws under the liquidity facility loan. Amounts advanced under the liquidity facility loan are repaid only out of excess cash flow after payment of rent.

     The following is a schedule of the Company's fixed and variable rate debt maturities and principal payments, including the Revolving LOC, for each of the next five years, and thereafter:

                                 Fixed Rate
                                  Mortgages
                                  Payable          Variable Rate      Total Mortgages
                                and Accrued         Other Notes       and Other Notes
                                  Interest            Payable             Payable
                             ------------------- ------------------- -------------------

        2003                    $   3,489           $     153          $   3,642
        2004                        2,676                  --              2,676
        2005                        3,456              21,208             24,664
        2006                        3,701              23,999             27,700
        2007                       53,954                  --             53,954
        Thereafter                154,020                  --            154,020
                             ------------------- ------------------- -------------------
                                $ 221,296           $  45,360          $ 266,656
                             =================== =================== ===================

Market Risk

     The Company is subject to interest rate risk through outstanding balances on its variable rate debt, as described in the "Borrowings" section above. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At December 31, 2002, approximately $45,360 in variable rate debt was outstanding.

     In addition, the Company has issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages payable and notes payable under permanent financing arrangements at December 31, 2002, approximated the outstanding principal amount.

Property Acquisitions and Completed Development Properties

     During 2002, the Company made the following additional acquisitions:

                      Brand Affiliation                 Property Location         Purchase Date
               ------------------------------------- ------------------------ ----------------------
               SpringHill Suites(TM) by Marriott(R)      Manhattan Beach, CA      January 18, 2002
               TownePlace Suites(TM) by Marriott(R)       Manhattan Beach, CA      January 18, 2002
               SpringHill Suites(TM) by Marriott(R)     Plymouth Meeting, PA      January 18, 2002
                   Courtyard(R) by Marriott(R)            Basking Ridge, NJ         March 1, 2002
                       Marriott(R) Hotel                   Bridgewater, NJ          June 14, 2002
                   Courtyard(R) by Marriott(R)           Foothill Ranch, CA          July 3, 2002*
                   Courtyard(R) by Marriott(R)               Newark, CA           October 25, 2002
                  Residence Inn by Marriott(R)              Newark, CA          November 15, 2002
                   Doubletree(R) Crystal City               Arlington, VA        December 19, 2002
             * Land purchased for development on which a hotel Property is being constructed.

     Additionally, the Company completed construction and opened the following Properties during 2002:

                      Brand Affiliation                 Property Location         Opening Date
               ------------------------------------- ------------------------ ----------------------
               Residence Inn by Marriott(R)                Orlando, FL          February 14, 2002
                 Courtyard(R) by Marriott(R)                 Weston, FL          February 14, 2002
                 Courtyard(R) by Marriott(R)                 Edison, NJ           November 4, 2002

     All of the Properties acquired or completed during 2002 are leased to the Company's TRS entities and are operated by third-party hotel managers. See
Schedule III, "Real Estate and Accumulated Depreciation," for a listing of all Properties owned by the Company.

Investments in Unconsolidated Subsidiaries

     Desert Ridge Partnership. The Company owns 44 percent of Desert Ridge Resort Partners, LLC (the "Desert Ridge Partnership") at a cost of $25,000 as of December 31, 2002. The Desert Ridge Partnership owns a resort which was under construction during the majority of 2002 and all of 2001. The resort opened for business on November 30, 2002. Limited golf course operations are included in consolidated operations of the Company until the resort opened in late 2002. The final costs of construction will be paid in early 2003. Upon completion, the estimated total cost of the resort is expected to be $304,000.

     Waikiki Partnership. The Company owns 49 percent of WB Resort Partners, LP (the "Waikiki Partnership") at a cost of $42,000 as of December 31, 2002. The Waikiki Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii, which was undergoing significant renovations for the majority of 2002, and was substantially complete as of December 31, 2002. The total cost of the resort is approximately $215,000.

     Hilton Partnership. The Company owns 70 percent of CNL HHC Partners, LP (the "Hilton Partnership"), which owns four Properties, one each in Miami, Florida, Costa Mesa, California, Auburn Hills, Michigan and Portland, Oregon,. The total cost of the four Properties acquired by the Hilton Partnership was approximately $215,929.

     Interstate Partnership. In September 2002, the Company acquired an 85 percent interest in a Hampton Inn Property located in Houston, Texas in return for an equity contribution of approximately $4,890. This Property was acquired by a partnership between the Company and Interstate Hotels and Resorts that was originally formed in November 2001. The total purchase price of the Houston Property was $14,300. In connection with this purchase, the Interstate Partnership assumed a loan of approximately $9,300, which is secured by the Property. This partnership also owns two other Properties located in Manchester, Connecticut.

     Mobil Travel Guide. In January 2002, the Company acquired a 25 percent interest in a partnership with Publications International, Ltd. ("PIL"), Hilton, and Marriott that owns a 77.5 percent interest in a partnership with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's required total capital contribution was approximately $3,600. EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and principal stockholder, to manage its business. In September 2002, the Company approved a plan to contribute an additional $894 to the partnership that owns EMTG. This contribution, which increased the Company's ownership in the partnership from 25 percent to 31.25 percent, was made in December 2002.

     Office Building. In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $300. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2,600, of a $15,500 unsecured promissory note of the limited partnership.

     San Francisco Partnership. In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Partnership"), a partnership with an affiliate of Marriott. The San Francisco Partnership purchased a Courtyard by Marriott in downtown San Francisco for approximately $82,000. The purchase was financed with equity investments of $13,000 each from the Company and Marriott as well as $56,000 in borrowings consisting of two loans from a third-party lender.

     Hilton 2 Partnership. On December 13, 2002, the Company formed a partnership (the "Hilton 2 Partnership") with Hilton of which the Company owns a 75 percent interest and Hilton owns a 25 percent interest. On December 24, 2002, the Hilton 2 Partnership acquired a Doubletree hotel located in Dallas, Texas (the "Doubletree Lincoln Centre Property") and the Sheraton El Conquistador Resort and Country Club located in Tucson, Arizona. The Sheraton El Conquistador Resort and Country Club was immediately converted to a Hilton Hotel (the "Hilton El Conquistador Resort Property"). The Hilton 2 Partnership expects to convert the Doubletree Lincoln Centre Property into a Hilton hotel during the first half of 2003. The total purchase price of the Properties was approximately $121,000.

Commitments and Contingencies

     From time to time the Company may be exposed to litigation arising from the operation of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     As of February 21, 2003, the Company has commitments to (i) acquire or develop three hotel Properties for an anticipated aggregate purchase price of approximately $227,100, (ii) complete construction on one Property, with an estimated additional cost of approximately $13,000 and (iii) fund approximately $10,000 for property improvements in three existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Revolving LOC and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, nine Properties currently leased to third-party tenants on a triple-net basis, must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the stated deadline, the Company has agreed to return security deposits it holds on three of the Properties which total approximately $3,200. Both parties have agreed that should the conversion occur, the Company would not be obligated to pay any additional consideration for the leasehold position and that the manager would participate, through incentive fees, in any additional earnings above what was otherwise the minimum rent. Additionally, the Company would not be obligated to return the security deposits it holds on these three Properties.

     In addition to its commitments to lenders under its loan agreements and obligations to fund Property acquisitions and development, the Company is a party to certain contracts which may result in future obligations to third parties.

     The following table represents the Company's contractual cash obligations and related payment periods as of December 31, 2002:


    Contractual Cash            Less than
      Obligations                1 Year          2-3 Years         4-5 Years        Thereafter          Total
-------------------------   ---------------   ---------------   ---------------   ---------------   ---------------
Mortgages and other notes
  payable (including
  Revolving LOC and
  other liabilities)        $     3,642       $   27,340        $   81,654        $  154,020        $  266,656
Refundable tenant
  security deposits                  --               --                --            12,883            12,883
                            ---------------   ---------------   ---------------   ---------------   ---------------
     Total                  $     3,642       $   27,340        $   81,654        $  166,903        $  279,539
                            ===============   ===============   ===============   ===============   ===============


     The following table represents the Company's future potential commitments and contingencies and guarantees, which can be assigned a monetary value, and the related estimated expiration periods as of December 31, 2002:

   Commitments and
  Contingencies and              Less than
      Guarantees                  1 Year          2-3 Years         4-5 Years        Thereafter          Total
-------------------------   ---------------   ---------------   ---------------   ---------------   ---------------
Guarantee of unsecured
  promissory note of
  unconsolidated
  subsidiary                $        --       $    2,583        $       --        $       --        $    2,583
Earnout provision                    --            2,472                --                --             2,472
Marriott put option                  --               --                --            11,050            11,050
Irrevocable letter of
  credit                             --               --                --               775               775
Pending investments             250,100               --                --                --           250,100
                            ---------------   ---------------   ---------------   ---------------   ---------------

    Total                   $   250,100       $    5,055        $       --        $   11,825        $  266,980
                            ===============   ===============   ===============   ===============   ===============

     The Company does not anticipate being required to fund any of the potential commitments in the above table except for the pending investments, which are subject to the completion of due diligence procedures and other factors. The following paragraphs briefly describe the nature of some of the above commitments and contractual cash obligations.

     Earnout Provisions on Property Acquisitions - The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain pre-defined threshold, additional consideration will be due to the prior owner. The earnout provision will terminate on May 31, 2004, at which time the Company will have no further liability. The maximum amount of consideration that the Company may be obligated to pay is approximately $2,472.

     Guarantee of Debt on Behalf of Unconsolidated Subsidiaries - The Company has severally guaranteed 16.67% of a $15,500 note payable on behalf of a subsidiary of CNL Plaza, Ltd. The maximum obligation to the Company is $2,583, plus interest. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

     Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries - The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower. This guarantee will be in effect until the loans have been paid in full.

     Irrevocable Letter of Credit - The Company has obtained an irrevocable letter of credit for the benefit of a lender in the amount of $775. The letter of credit is automatically extended each fiscal year until November 10, 2007.

     Refundable Tenant Security Deposits - The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12,883 as of December 31, 2002.

     Marriott Put Option - Marriott has the right on certain partnerships with the Company to require the Company to buy-out a portion of Marriott's ownership. These rights are available if certain predefined operating results are obtained. Should such conditions be met, the Company may be obligated to buy interests valued at approximately $11,050.

Subsequent Events

     On February 20, 2003, the Company contributed the Doubletree Crystal City, and Hilton contributed a Hilton located in Rye, New York (the "Hilton Rye Town Property"), to the Hilton 2 Partnership. Additionally, on the same day, the Hilton 2 Partnership acquired three Embassy Suite Properties. The Hilton 2 Partnership obtained permanent financing of approximately $145,000, which was allocated among these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly until maturity.

     On February 20, 2003, the Company acquired the Hyatt Regency Coral Gables, located in Miami, Florida, for approximately $36,000. This property is leased to a TRS of the Company and is managed by a subsidiary of Hyatt Hotels Corporation.

     During the period January 1, 2003 through February 21, 2003, the Company received subscription proceeds for an additional 8,966 shares ($89,656) of common stock.

     On January 1, 2003 and February 1, 2003, the Company declared distributions totaling approximately $8,152 and $8,490, respectively, or $0.064583 per share of common stock, payable by March 31, 2003, to stockholders of record on January 1, 2003 and February 1, 2003, respectively.

     On February 7, 2003, at a meeting of the Board of Directors of the Company, John A. Griswold tendered his resignation as an independent director of the Company's Board, effective immediately, and the Board accepted Mr. Griswold's resignation. Mr. Griswold stated that his reason for resigning as an independent director was not due to any dispute or disagreement with the Company or the Board on any matter. The Company's Articles of Incorporation provide that a majority of the Board of Directors be independent directors. In order to maintain the Board's independence, Robert A. Bourne tendered his resignation as a member of the Board and the Board accepted his resignation. As a result of each of Mr. Griswold and Mr. Bourne's resignations, the Board anticipates that it will nominate a new Independent Director and ask Mr. Bourne to rejoin the Board in connection with the Board elections to be held at the Company's upcoming annual meeting of stockholders.

     In addition, Thomas J. Hutchison III has been appointed Co-Chief Executive Officer of both the Company and the Advisor, effective February 14, 2003. Mr. Hutchison will tender his resignation as President of both the Company and the Advisor, effective March 17, 2003, and Mr. Griswold will be appointed President of the Company, effective March 17, 2003, as well as President and a Director of the Advisor, also effective March 17, 2003.

     The Company currently is seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or partnerships.

Cash and Cash Equivalents

     Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties, and to fund Mortgage Loans or other permitted investments. At December 31, 2002, the Company had approximately $48,993 invested in such short-term investments as compared to $44,825 at December 31, 2001. A portion of this represented operating cash held at the Company's hotels. The increase in the amount invested in short-term investments was primarily attributable to cash received from the sale of common stock offset by the acquisition of Properties during 2002.

Liquidity Requirements

     The Company expects to meet its liquidity requirements, including payment of offering expenses, Property acquisitions and development, investments in Mortgage Loans and repayment of debt with proceeds from its offerings, advances under its Revolving LOC, cash flows from operations and refinancing of debt.

     Management believes that the Company has obtained reasonably adequate insurance coverage. However, certain types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event that a tenant or manager's insurance policy lapses or is insufficient to cover a claim relating to a Property and covers the Company's interest in all Properties (with the exception of the Desert Ridge Resort Property, in which the Company owns a 44 percent interest, and the Waikiki Beach Property in which the Company owns a 49% interest).

Distributions

     During the years ended December 31, 2002, 2001 and 2000, the Company generated cash from operations of $70,340, $52,937, and $43,651 respectively. The Company declared and paid distributions to its stockholders of approximately $74,217, $48,409 and $28,082 during the years ended December 31, 2002, 2001 and
2000, respectively. In addition, on January 1, 2003 and February 1, 2003, the Company declared distributions to stockholders of record on January 1, 2003 and February 1, 2003, totaling approximately $8,152 and $8,490, respectively, or $0.064583 per share, payable by March 31, 2003. The increase in distributions was due to the increased cash flows resulting from the additional Properties acquired during the year.

     For the years ended December 31, 2002, 2001 and 2000, approximately 51 percent, 52 percent and 63 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 49 percent, 48 percent and 37 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2002, 2001 and 2000 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

     Amounts incurred relating to these transactions with affiliates were as follows for the years ended December 31:

                                                                                  2002                2001
                                                                               ------------       ------------
         CNL Securities Corp.:
              Selling commissions (the majority of which was
                 reallowed to unaffiliated broker-dealer firms)                  $  37,003           $ 21,804

              Marketing support fee and due diligence expense
                 reimbursements*                                                     2,448              1,351
                                                                               ------------       ------------
                                                                                    39,451             23,155
                                                                               ------------       ------------
         Advisor and its affiliates:
              Acquisition fees                                                      29,464             21,057
              Development fees                                                       1,896              2,107
              Asset management fees                                                  6,696              3,327
                                                                               ------------       ------------
                                                                                    38,056             26,491
                                                                               ------------       ------------
                                                                                 $  77,507           $ 49,646
                                                                               ============       ============

         * The majority of these fees and reimbursements were reallowed to unaffiliated broker-dealer firms.


     Of these amounts, approximately $1,916 and $1,026 is included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2002 and December 31, 2001, respectively.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the years ended December 31:

                                                                     2002               2001
                                                                --------------     --------------

           Stock issuance costs                                  $  3,128          $   4,705
           General operating and administrative expenses            1,128              1,092
                                                                --------------     --------------

                                                                 $  4,256          $   5,797
                                                                ==============     ==============

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was approximately $14,861 and $6,928 at December 31, 2002 and 2001, respectively.

     EMTG, a partnership in which the Company has a 31.3 percent interest, engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business.

Critical Accounting Policies

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

     The Company's leases have been accounted for as operating leases. Management estimates the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.

     The Company accounts for its unconsolidated partnerships using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for subsidiaries that are partially owned by the Company, but for which operations of the investee are controlled by, or control is shared with, an unrelated third-party. If consolidation was required, amounts reported for net income and total stockholders' equity would be the same as what would be reported under the equity method of accounting.

     Acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a Property, the costs that are directly identifiable with that Property or investment are reclassified to land, building and equipment. In the event a Property is not acquired or, is no longer expected to be acquired, any costs are charged to expense.

     In accordance with Staff Accounting Bulletin No. 101, the Company records FF&E reserve income for cash transferred by third-party tenants into restricted FF&E accounts during the years ended December 31, 2002, 2001 and 2000. The funds in the FF&E Accounts are maintained in a restricted cash account that the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific property to which the funds related during the period of the lease. The cash in the FF&E accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working condition and repair, the Company may make expenditures, in which case annual minimum rent is increased. FF&E reserve income is not generated from hotels leased by TRS entities and operated by third-party managers; however, cash is restricted by the Company for the purposes stated above. As the Company's business shifts from leasing Properties to acting as tenant for these Properties and engaging third parties to manage operations, the amount of FF&E reserve income is expected to decline. For the years ended December 31, 2002, 2001 and 2000, FF&E reserve income totaled approximately $4,236, $5,787 and $2,509, respectively. FF&E reserve funds of approximately $17,822 and $8,493 were classified as restricted cash as of December 31, 2002 and 2001, respectively.

     In connection with the assumption of certain third-party leases, the Company has incurred certain costs. These costs have been expensed as lease termination payments. Additionally, the third-party tenants agreed to forfeit their rights to certain security deposits. These amounts have been recognized as other income during 2002.

                              Results of Operations
                              ---------------------
Comparison of year ended December 31, 2002 to year ended December 31, 2001

Revenue

     During the years ended December 31, 2002 and 2001, the Company earned hotel operating revenues of approximately $101,005 and $1,151, respectively. The Company earned rental income from operating leases and FF&E Reserve income of approximately $41,577 and $66,818 for the years ended December 31, 2002 and 2001, respectively. The increase in hotel revenue and the decrease in rental income and FF&E Reserve income was due to the Company investing in new Properties and leasing to TRS entities, as well as taking assignment of leases on 18 existing Properties and engaging third-party managers to operate these Properties during the year ended December 31, 2002. For these Properties, rental income from operating leases that was recorded in the past has been replaced with hotel operating revenues and expenses as of the time that the lease assumption occurred. Additionally, two Properties that were acquired at the end of 2001 and all of the new Properties acquired in 2002 are leased to TRS entities of the Company or of its partnerships and operated using third-party managers. Because of the additional acquisitions in 2002 and the additional Property acquisitions that are expected to occur, results of operations are not expected to be indicative of future periods.

Interest and Other Income

     During the years ended December 31, 2002 and 2001, the Company earned approximately $1,529 and $3,494, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and from other income. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested in short-term liquid investments, a decrease in average interest rate earned and the period the funds were invested during 2002 as compared to 2001. As net offering proceeds are invested in long term assets, the percentage of the Company's total revenues from interest income will vary depending on the amount of offering proceeds, the timing of investments and interest rates in effect.

     The increase in other income during 2002 was primarily due to Marriott's one time forgiveness of the amounts previously funded under certain credit enhancements, which resulted in other income of approximately $10,397 being recorded during the fourth quarter of 2002. Additionally, in June 2002, the Company recognized other income of approximately $1,900, representing the net of the release of the Company's obligation to repay approximately $5,500 in security deposits resulting from the assumption of leases on 11 of its existing Properties offset by the assumption of a liquidity facility loan of approximately $3,600.

Operating Expenses

     Operating expenses, including amortization and depreciation, interest expenses and hotel expenses of consolidated subsidiaries, were approximately $124,170 and $43,893 for the years ended December 31, 2002 and 2001, respectively (79% and 61%, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2002, as compared to 2001, was the result of the Company owning interests in 55 operating Properties during 2002 compared to 39 Properties in 2001. Additionally, during the years ended December 31, 2002 and 2001, the Company incurred hotel expenses of approximately $65,601 and $1,516, respectively. Additionally, interest expense increased from $14,653 for 2001 to $18,330 for 2002, primarily due to increased borrowing on the Revolving LOC and proceeds from permanent financing. Operating expenses are expected to increase as the Company acquires interests in additional Properties and invests in Mortgage Loans or other permitted investments. However, general operating and administrative expenses, exclusive of interest expense, as a percentage of total revenues is expected to decrease as the Company makes additional investments. Asset management fees increased from $3,327 to $6,696 for the years ended December 31, 2001 and 2002, respectively, due to the additional fees on newly acquired Properties.

Losses from Unconsolidated Subsidiaries

     Equity in losses of unconsolidated subsidiaries of approximately $16,164 and $7,093 for the years ended December 31, 2002 and 2001, respectively, were primarily due to pre-opening and marketing expenses incurred during the construction of a resort owned through a partnership, losses at a resort owned through a partnership which was open but undergoing significant renovations and losses at a startup partnership which owns the licensing rights to the Mobil Travel Guide. Losses are expected to moderate, but continue in 2003 as these properties establish market presence and capture market share.

Net Earnings

     The decrease in earnings from the prior years was in part due to the effect of the current economic downturn on the U.S. economy, particularly the travel and lodging industry, and the events of September 11, 2001, offset by other income from the forgiveness of the amounts previously funded under certain credit enhancements and other income recognized from the assumption of third-party leases during 2002, as discussed above. Net income recognized under the TRS structure for leases assumed from third parties is less than the rental income received from these Properties during the year ended December 31, 2001. This trend may continue until economic stabilization occurs. Because revenues have been supported by credit enhancements, net income may further decrease after credit enhancements expire if the Company's hotel operations do not stabilize prior to that time.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

Revenues

     During the years ended December 31, 2001 and 2000, the Company earned rental income from operating leases, contingent rental income and FF&E Reserve revenue of $66,818 and $26,682, respectively. The increase in rental income, contingent rental income and FF&E Reserve income was due to the Company directly owning 35 Properties during the year ended December 31, 2001, as compared to 29 Properties during the year ended December 31, 2000. In addition, several of the Properties which were owned for only a portion of 2000 were owned for a full year in 2001.

Interest and Other Income

     During the years ended December 31, 2001 and 2000, the Company earned $3,494 and $6,637, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and other income. The decrease in interest income was primarily attributable to a decrease in the average dollar amount invested during the year 2001 as compared to 2000. As net offering proceeds are invested in long-term assets, the percentage of the Company's total revenues from interest income is expected to remain constant or decrease.

Operating Expenses

     Operating expenses were $43,893 and $13,526 for the years ended December 31, 2001 and 2000, respectively (61% and 37%, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2001, as compared to 2000, was the result of the Company directly owning 35 Properties in 2001 compared to 29 Properties during 2000. Additionally, interest expense increased from $2,384 for the year ended December 31, 2000 to $14,653 for the year ended December 31, 2001, as a result of securing financing.

Losses from Unconsolidated Subsidiaries

     Equity in loss of unconsolidated subsidiaries were $7,093 and $387 for the years ended December 31, 2001 and 2000, respectively. The increase in the loss from unconsolidated subsidiaries during the year ended December 31, 2001, was due primarily to pre-opening and marketing expenses incurred by the Desert Ridge Partnership during the year ended December 31, 2001 and operating losses at the Waikiki Beach Property which occurred as a result of a significant portion of the Waikiki Beach Property being closed for renovations. Additional pre-opening and marketing expenses were incurred during 2002 by the Desert Ridge Partnership in preparation for the opening of the Desert Ridge Property in November 2002. Operating losses at the Waikiki Beach Property will likely continue until expected renovations are completed and international tourism rebounds from the events of September 11, 2001.

Concentration of Risk

     A significant portion of the Company's rental income and hotel revenues were earned from properties operating as various Marriott and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company intends to acquire Properties in various states and regions, carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Company's hotels or the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

Current Economic Conditions

     Early in 2001,  the U.S.  economy  was  negatively  impacted  by a  general slowdown in business activity, which began to affect the hotel industry. In addition to the general decline in business activity, the attacks on the World Trade Center and the Pentagon on September 11, 2001 further adversely impacted economic activity during the months following the attacks, particularly affecting the travel, airline and lodging industries. The economic slowdown has continued through 2002 and is currently expected by management to continue throughout 2003. As a result of these conditions, most of our hotel operators and managers have reported declines in the operating performance of our hotels. Many of our leases and operating agreements contain features such as guarantees which are intended to require payment of minimum returns to the Company despite operating declines at our hotels. However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged. Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company's revenues and cash flows may decline or remain at reduced levels for extended periods. Any U.S. participation in a war with Iraq or other significant military activity could have additional adverse effects on the economy, including the travel and lodging industries.

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

Hotel Operating Statistics

     Management regularly reviews operating statistics such as revenue per available room ("REVPAR"), average daily rate ("ADR") and occupancy at the Company's Properties in order to gauge how well they are performing as compared with the industry and past results. Out of the 55 total Properties owned as of December 31, 2002, the Company has year-to-year comparative data on 26 of the Properties. The Company did not operate or have interests in all of the 26 Properties used in the table below during the year ended December 31, 2001; however, the operating results for these Properties were used for comparative purposes and analysis of performance.

     The following table summarizes REVPAR, ADR and occupancy for these Properties for the years ended December 31, 2002 and 2001.

                                            Year Ended
                                            December 31,
                                        2002          2001           Variance
                                        ----          ----           --------
      North America (26 hotels)
                REVPAR                 $61.22        $62.54            -2.1%
                ADR                    $90.41        $98.13            -7.9%
                Occupancy               67.7%         63.7%             6.2%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. (in thousands, except per share data)

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" for information related to quantitative and qualitative disclosure about market risk.

Item 8.   Financial Statements and Supplementary Data
(in thousands, except per share data)

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:



     2002 Quarter              First            Second             Third             Fourth              Year
----------------------    --------------    --------------    --------------    --------------    --------------
Revenues                  $    27,147       $   32,306        $   46,276        $    50,679       $    156,408

Net income                      3,651            4,757             2,343              5,059             15,810
Earning per share:
  Basic                          0.05             0.05              0.02               0.04               0.16
  Diluted                        0.05             0.05              0.02               0.04               0.16

     2001 Quarter              First            Second             Third             Fourth              Year
----------------------    --------------    --------------    --------------    --------------    --------------

Revenues                  $    16,713       $   18,202        $   19,029        $    17,519       $     71,463

Net income                      5,529            7,058             3,890              2,851             19,328
Earning per share:
  Basic                          0.11             0.12              0.06               0.01               0.30
  Diluted                        0.11             0.12              0.06               0.01               0.30


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                    CONTENTS
                                    --------


                                                                        Page

Report of Independent Certified Public Accountants                       30

Financial Statements:

     Consolidated Balance Sheets                                         31

     Consolidated Statements of Earnings                                 32

     Consolidated Statements of Stockholders' Equity                     33

     Consolidated Statements of Cash Flows                               36

     Notes to Consolidated Financial Statements                          39

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
CNL Hospitality Properties, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PRICEWATERHOUSECOOPERS, LLP

Orlando, Florida

February 21, 2003

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                December 31,
                                                                           2002            2001
                                                                     ------------    ------------
                                ASSETS
    Land, buildings and equipment, less accumulated depreciation
       of $56,408 and $29,182, respectively                          $   988,646     $   699,240
    Investment in unconsolidated subsidiaries                            202,554         135,271
    Cash and cash equivalents                                             48,993          44,825
    Restricted cash                                                       18,822           8,493
    Receivables                                                           11,382             672
    Due from related parties                                               3,164           2,006
    Prepaid expenses and other assets                                     25,177           6,796
    Loan costs, less accumulated amortization of $2,131 and
       $980, respectively                                                  5,122           4,103
                                                                     ------------    ------------
                                                                     $ 1,303,860     $   901,406
                                                                     ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages payable and accrued interest                           $   207,206     $   168,884
    Other notes payable                                                   29,739          57,572
    Line of credit                                                        24,079           7,500
    Other liabilities                                                      5,632              --
    Accounts payable and accrued expenses                                  9,256           8,269
    Distributions payable                                                    106              88
    Due to related parties                                                 2,460           1,026
    Security deposits                                                     12,883          19,455
    Rents paid in advance                                                     --             736
                                                                     ------------    ------------
            Total liabilities                                            291,361         263,530
                                                                     ------------    ------------

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, without par value.
          Authorized and unissued 3,000 shares                                --              --
       Excess shares, $.01 par
       value per share.
          Authorized and unissued 63,000 shares                               --              --
       Common stock, $.01 par value per share. Authorized
          450,000 and 150,000 shares, respectively; issued
          126,802 and 77,891 shares, respectively;
          outstanding 126,030 and 77,358 shares,
          respectively                                                     1,260             773
       Capital in excess of par value                                  1,115,745         681,152
       Accumulated distributions in excess of net earnings               (98,366)        (39,959)
       Accumulated other comprehensive loss                               (4,316)         (1,190)
       Minority interest distributions in excess of contributions
          and accumulated earnings                                        (1,824)         (2,900)
                                                                     ------------    ------------
            Total stockholders' equity                                 1,012,499         637,876
                                                                     ------------    ------------
                                                                     $ 1,303,860     $   901,406
                                                                     ============    ============


                    See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)

                                                                    Year Ended December 31,
                                                           2002               2001               2000
                                                       -------------       -------------       -------------

      Revenues:
          Hotel revenues                                 $  101,005          $   1,151           $     --
          Rental income from operating leases                37,341             61,031             24,173
          FF&E reserve income                                 4,236              5,787              2,509
          Dividend income                                        --                 --              2,780
          Interest and other income                          13,826              3,494              6,637
                                                       -------------       -------------       -------------
                                                            156,408             71,463             36,099
                                                       -------------       -------------       -------------

      Expenses:
          Hotel expenses                                     65,601              1,516                 --
          Interest and loan cost amortization                18,330             14,653              2,384
          General operating and administrative                5,667              4,648              1,977
          Asset management fees to related
             parties                                          6,696              3,327              1,335
          Depreciation and amortization                      27,876             19,749              7,830
                                                       -------------       -------------       -------------
                                                            124,170             43,893             13,526
                                                       -------------       -------------       -------------

      Earnings before equity in loss of
          unconsolidated subsidiaries and
          minority interest                                  32,238             27,570             22,573

      Equity in loss of unconsolidated
          subsidiaries                                      (16,164)            (7,093)              (387)

      Minority interest                                        (264)            (1,149)            (1,516)
                                                       -------------       -------------       -------------

      Net earnings                                       $   15,810          $  19,328          $  20,670
                                                       =============       =============       =============

      Earnings per share of common stock:
            Basic                                        $     0.16          $    0.30          $    0.53
                                                       =============       =============       =============
            Diluted                                      $     0.16          $    0.30          $    0.53
                                                       =============       =============       =============

      Weighted average number of shares of common stock
         outstanding:
            Basic                                            97,874             64,458             38,698
                                                       =============       =============       =============
            Diluted                                          97,874             64,458             45,886
                                                       =============       =============       =============






          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  Years Ended December 31,2002, 2001 and 2000
                     (in thousands, except per share data)


                                                                                                              Minority
                                                                                                              interest
                                                                                                             distribu-
                                                                                  Accumulated                tions in
                                                  Common Stock                     distribu-   Accumulated   excess of
                                            -----------------------   Capital in   tions in       other      contr. and
                                            Number of        Par       excess of   excess of    comprehen-     accum.
                                              shares        value      par value  net earnings  sive loss     earnings       Total
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Balance at December 31, 1999              28,903    $     289    $ 256,232    $  (3,466)   $      --    $      --    $ 253,055

     Subscriptions received for
       common stock through public
       offerings and distribution
       reinvestment plan                       20,368          203      203,480           --           --           --      203,683

     Retirement of common stock                  (269)          (2)      (2,501)          --           --           --       (2,503)

     Stock issuance costs                          --           --      (24,808)          --           --           --      (24,808)

     Net earnings                                  --           --           --       20,670           --           --       20,670

     Minority interest distributions in
         excess of contributions and
         accumulated earnings                      --           --           --           --           --       (2,726)      (2,726)

     Current period adjustments to
         recognize value of cash flow
         hedges of equity investees                --           --           --           --           --           --           --

     Total comprehensive income                    --           --           --           --           --           --           --

     Distributions declared and paid
         ($.74 per share)                          --           --           --      (28,082)          --           --      (28,082)


                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Balance at December 31, 2000              49,002    $     490    $ 432,403    $ (10,878)   $      --    $  (2,726)   $ 419,289
                                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)



                                                                                                 Minority
                                                                                                 interest
                                                                                                distribu-
                                                                     Accumulated                tions in
                                     Common Stock                     distribu-   Accumulated   excess of
                               -----------------------   Capital in   tions in       other      contr. and
                               Number of        Par       excess of   excess of    comprehen-     accum.                 Comprehen-
                                 shares        value      par value  net earnings  sive loss     earnings       Total    sive income
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

 Balance at December 31, 2000     49,002    $     490    $ 432,403    $ (10,878)   $      --    $  (2,726)   $ 419,289    $      --

 Subscriptions received for
   common stock through public
   offerings and distribution
   reinvestment plan              28,607          286      285,783           --           --           --      286,069           --

 Retirement of common stock         (251)          (3)      (2,310)          --           --           --       (2,313)          --

 Stock issuance costs                 --           --      (34,724)          --           --           --      (34,724)          --

 Net earnings                         --           --           --       19,328           --           --       19,328       19,328

 Minority interest distribu-
   tions in excess of contri-
   butions and accumulated
   earnings                           --           --           --           --           --         (174)        (174)          --

 Current period adjustments to
   recognize value of cash
   flow hedges of equity
   investees                          --           --           --           --       (1,190)          --       (1,190)      (1,190)
                                                                                                                          ----------

 Total comprehensive income           --           --           --           --           --           --           --     $ 18,138
                                                                                                                          ==========
 Distributions declared and
   paid ($.77 per share)              --           --           --      (48,409)          --           --      (48,409)

                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Balance at December 31, 2001     77,358    $     773     $681,152    $ (39,959)   $  (1,190)   $  (2,900)   $ 637,876
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========



          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)





                                                                                                 Minority
                                                                                                 interest
                                                                                                 distribu-
                                                                      Accumulated                tions in
                                      Common Stock                     distribu-   Accumulated   excess of
                               -----------------------   Capital in   tions in       other      contr. and
                               Number of        Par       excess of   excess of    comprehen-     accum.                 Comprehen-
                                 shares        value      par value  net earnings  sive loss     earnings       Total    sive income
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------


Balance at
  December 31, 2001               77,358    $     773    $ 681,152    $ (39,959)   $  (1,190)   $  (2,900)   $  637,876   $      --

Subscriptions received for
  common stock through public
  offerings and distribution
  reinvestment plan               48,911          489      488,622            --          --           --       489,111          --

Retirement of common stock          (239)         (2)       (2,389)           --          --           --        (2,391)         --

Stock issuance costs                  --           --      (51,640)           --          --           --       (51,640)         --

Net earnings                          --           --           --       15,810          --           --         15,810      15,810

Minority interest distribu-
  tions in excess of contribu-
  tions and accumulated
  earnings                            --           --           --            --          --        1,076         1,076          --

Current period adjustments to
  recognize value of cash flow
  hedges of equity investees          --           --           --            --      (3,126)          --        (3,126)     (3,126)
                                                                                                                          ----------

Total comprehensive income            --           --           --            --          --           --            --   $  12,684
                                                                                                                          ==========
Distributions declared and paid
  ($.78  per share)                   --           --           --      (74,217)         --           --        (74,217)
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2002     126,030    $   1,260    $1,115,745   $ (98,366)   $  (4,316)   $  (1,824)   $1,012,499
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended December 31,
                                                              2002               2001               2000
                                                         -------------      -------------      -------------

Cash flows from operating activities:
   Net earnings                                           $   15,810         $   19,328         $   20,670
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation                                          27,876             19,749              7,830
        Amortization                                           1,151              1,181                 66
        Distributions from investment in
          unconsolidated subsidiaries, net of
          equity in earnings/losses                           30,728              9,277              1,124
        Minority interest                                        264              1,149              1,516
        Changes in operating assets and liabilities:
          Dividends receivable                                    --                 --              1,216
          Receivables                                        (10,710)              (257)              (813)
          Due from related parties                            (1,158)                --                 --
          Prepaid expenses                                      (623)               (23)                20
          Accrued rental income                                  306                 (8)              (124)
          Accounts payable and accrued expenses                6,920                374                861
          Due to related parties - operating expenses          1,434               (333)               361
          Credit enhancements                                  2,056                 --                 --
          Security deposits                                   (2,978)             4,036             10,377
          Rents paid in advance                                 (736)            (1,536)               547
                                                         -------------      -------------      -------------

            Net cash provided by operating
              activities                                      70,340             52,937             43,651
                                                         -------------      -------------      -------------

Cash flows from investing activities:
    Additions to hotel Properties                           (307,447)          (117,233)          (310,712)
    Investment in unconsolidated subsidiaries                (95,026)          (129,033)           (10,174)
    Acquisition of additional interest in Hotel
      Investors, net of Hotel Investors' cash                     --            (32,884)           (17,873)
    Deposit on Property and other Investments                (10,300)                --                 --
    Increase in certificate of deposit                            --                 --              5,000
    Increase in restricted cash                              (10,329)            (5,230)            (2,988)
    Increase (decrease) in other assets                      (29,643)           (11,611)             2,510
                                                         -------------      -------------      -------------

            Net cash used in investing activities           (452,745)          (295,991)          (334,237)
                                                         -------------      -------------      -------------




          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)

                                                                      Years Ended December 31,
                                                               2002               2001              2000
                                                         -------------      -------------      -------------
Cash flows from financing activities:
   Proceeds, net of repayments, from borrowings
      on line of credit                                       16,579              7,500                 --
    Payment of loan costs                                     (2,170)            (2,954)            (1,343)
    Proceeds from mortgage loans and other
      notes payable                                           40,070             37,990            102,082
    Principal payments on mortgage loans                      (1,748)            (1,171)                --
    Payments on other notes                                  (26,607)                --                 --
    Subscriptions received from stockholders                 489,111            286,069            203,683
    Distributions to stockholders                            (74,217)           (48,409)           (28,082)
    Due from related parties - offering expenses                  --             (1,411)                --
    Distributions to minority interest                          (414)            (2,896)           (10,218)
    Retirement of common stock                                (2,391)            (2,313)            (2,503)
    Payment of stock issuance costs                          (51,640)           (34,724)           (24,808)
                                                         -------------      -------------      -------------
      Net cash provided by financing activities              386,573            237,681            238,811
                                                         -------------      -------------      -------------
Net increase (decrease) in cash and cash
    equivalents                                                4,168             (5,373)           (51,775)

Cash and cash equivalents at beginning of year                44,825             50,198            101,973
                                                         -------------      -------------      -------------
Cash and cash equivalents at end of year                   $  48,993         $   44,825          $  50,198
                                                         =============      =============      =============










          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (in thousands)

                                                                       Years Ended December 31,
                                                              2002               2001              2000
                                                         -------------      -------------      -------------

Supplemental disclosures of cash flow information:

      Cash paid during the year for interest               $  16,854          $  15,248          $   1,802
                                                         =============      =============      =============

Supplemental schedule of non-cash investing activities:

      Amounts incurred but not paid for
          construction in progress                         $     668          $   6,601          $     833
                                                         =============      =============      =============

      Allocation of acquisition fees included in
          other assets to investment in hotel
          subsidiaries and operating leases                $  21,879          $  10,657          $  16,182
          Properties and unconsolidated                  =============      =============      =============

Supplemental schedule of non-cash financing activities:

      Non-cash reduction in TIF Note                       $   1,227          $      --          $     315
                                                         =============      =============      =============

      Assumption of other liabilities with
          Crestline lease assumption                       $   3,576          $      --          $      --
                                                         =============      =============      =============

      Distributions declared not paid to minority
          interest at year end                             $     106          $      88          $   1,089
                                                         =============      =============      =============











          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

1.   Organization:
     ------------

     CNL Hospitality Properties, Inc., (the "Company"), was organized pursuant to the laws of the State of Maryland on June 12, 1996. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL MI-4 Hotel, LP and each of their wholly owned subsidiaries. Various wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT") and is engaged in the acquisition and ownership of hotel properties ("Properties").

     The Company generally leases its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. All of the Properties acquired in 2002 are, and Properties acquired in the future are generally expected to be, leased to the Company's TRS entities. Additionally, several previously entered into third-party leases were assumed during 2002 and additional leases may be assumed by the Company in the future. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

     Lease Accounting - The Company leases its Properties primarily to wholly owned TRS entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations of the Company.

     Other Properties are leased to, and operated by, unrelated third-party tenants on a "triple-net" basis, whereby the tenant is generally responsible for all Property operating expenses, including property taxes, insurance, maintenance and repairs. Rental income from these operating leases is included in the Company's consolidated results of operations for these Properties.

     Third-party Property leases are accounted for using the operating method. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     The Company's leases also require the establishment of separate bank accounts for the replacement of furniture, fixtures, and equipment and routine capital items ("FF&E Accounts"). Deposits into the FF&E Accounts established for the Properties leased to third-party tenants are owned by the Company and have been reported as additional rent ("FF&E Reserve Revenue") for the years ended December 31, 2002, 2001 and 2000. For the years ended December 31, 2002, 2001 and 2000, revenues from the FF&E Reserve Revenue totaled approximately $4,236, $5,787, and $2,509, respectively. For these Properties, the funds in the FF&E Accounts are maintained in a restricted cash account, funded by the tenant, which the tenant is expected to use for purposes specified in the lease. Cash is restricted because the funds may only be expended with regard to the specific Property to which the funds related during the period of the lease. The cash in the FF&E Accounts, any interest earned thereon, and any property purchases therewith remain, during and after the term of the lease, the property of the Company. FF&E Reserve Revenue is not generated from Properties leased by TRS entities and operated by third-party managers; however, with respect to Properties leased by TRS entities, cash is restricted by the Company for the purposes stated above. To the extent that funds in the FF&E Accounts are insufficient to maintain the Properties in good working condition and repair, the Company may make expenditures, in which case annual minimum rent and minimum returns are increased.

     Hotel Properties - Hotel Properties are comprised of land, buildings, and equipment and are recorded at historical cost. The cost of improvements and betterments and any interest incurred during the construction or renovation periods for hotel construction projects are capitalized. Costs of repairs and maintenance are expensed as incurred. During the years ended December 31, 2002 and 2001, approximately $642 and $1,552 in interest was capitalized, respectively.

     Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively. When the Properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected as income.

     Impairment of Long-Lived Assets - Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation.

     Investment in Unconsolidated Subsidiaries - Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting since the decision making authority and control is shared. All major decisions are subject to approval of both parties concerning all aspects of the entities' operations. In the event of a disagreement among the parties, binding arbitration is generally used to settle disagreements. At December 31, 2002, the difference between the Company's carrying amount of its investments in unconsolidated subsidiaries and the underlying equity in the net assets of the subsidiaries was approximately $22,829 due to acquisition fees and expenses which have been allocated to the Company's investment. These amounts are being amortized over the estimated lives of the buildings and equipment commencing when the hotel begins operations.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Company's various hotel Properties. These amounts have been separately classified as restricted cash in the accompanying consolidated balance sheets. In addition, $1,000 has been restricted to be used for capital improvements on one Property.

     Loan Costs - Loan costs incurred in connection with securing financing of the Company's various acquisitions and developments have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

     Earnings Per Share - Basic earnings per share ("EPS") is calculated based upon the weighted average number of shares of common stock outstanding during each year, and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

     Reclassification - Certain items in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations.

     The Company accounts for federal and state income taxes with respect to its TRS subsidiaries using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Segment Information - The Company derives all significant revenues from a single line of business, hotel real estate ownership.

     Recent Accounting Pronouncements - In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, the Company is evaluating the effect of FIN 46. It is reasonably possible that some or all of the unconsolidated subsidiaries in Note 4, "Investments in Unconsolidated Subsidiaries" may be required to be consolidated or may require additional disclosures when this interpretation becomes effective. See Note 4 for a discussion of the purpose, size, and activities of these entities. Under the terms of the entities' formation agreements, the Company is required to fund its prorata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for all fiscal years ending after December 15, 2002. The Company has implemented the interpretation for the year ended December 31, 2002, and all required disclosures have been included in these consolidated financial statements.

     In June 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of FASB Statement No. 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of FASB Statement No. 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable, accrued expenses and variable rate debt approximates carrying value because of short maturities. The estimated fair value of long-term borrowings approximates carrying value as interest rates on the borrowings approximate current market rates.

     Derivative Instruments and Hedging Activities - Effective January 1, 2001, derivatives are recorded at fair value in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they quality for hedging accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

2.   Summary of Significant Accounting Policies - Continued:
     ------------------------------------------------------

     has invested in two partnerships, accounted for under the equity method, that have entered into interest rate hedges on variable rate debt. The
     Company's partnerships have treated these hedges as cash flow hedges. At January 1, 2001, the fair value of the interest rate hedges was zero. The Company's portion of the increased obligation under cash flow hedges reduced the carrying amount of the Company's investment in unconsolidated subsidiaries by approximately $4,316 and has been reflected in accumulated other comprehensive loss as of December 31, 2002.

     Advertising and Promotional Costs - The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel expense in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $6,330 for the year ended December 31, 2002. No significant advertising, promotional and marketing costs were incurred in any prior years.

3.   Assumption of Third-Party Leases:
     --------------------------------

     Western  International  Leases

     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven hotel Properties. These Properties are being leased by a TRS of the Company and are managed by affiliates of Marriott International, Inc. ("Marriott"). The operations of these Properties have been reflected in the results of operations for the Company for the year ended December 31, 2002. The Company paid approximately $69 for this assignment.

     Crestline MI-3 Leases

     Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Marriott. The operations of these Properties are reflected in the consolidated results of operations for the Company effective June 28, 2002. In connection with this transaction, CCCL Leasing, LLC gave up its claim to security deposits totaling approximately $4,000. Additionally, the Company assumed a liquidity facility loan of approximately $3,600 and paid approximately $25 in legal fees and other expenses. These transactions resulted in net other income of approximately $400 being recognized by the Company during the year ended December 31, 2002. See Note 13, "Commitments and Contingencies," for a summary of the terms of the loan that was assumed by the Company.

     Crestline  Atlanta  Leases

     Effective June 30, 2002, the Company took assignment of its leases from CC GB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two hotel Properties. These Properties are being leased by a TRS of the Company and are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand. The operations of the Properties are reflected in the consolidated results of operations for the Company effective June 30, 2002. In connection with this transaction, CC GB Leasing, LLC forfeited its claim to security deposits totaling $1,400 and the Company assumed net assets of approximately $59, resulting in other income of approximately $1,500 being recognized by the Company during the year ended December 31, 2002.

4.   Investments in Unconsolidated Subsidiaries:
     ------------------------------------------

     Desert Ridge Partnership

     During 2002, the Company contributed an additional $16,200 into Desert Ridge Resort Partners, LLC (the "Desert Ridge Partnership"), an existing partnership in which the Company owns 44%. The Company's total investment in the Desert Ridge Partnership was $25,000 as of December 31, 2002. The Desert Ridge Partnership owns a resort which was under construction during the majority of 2002 and all of 2001. The resort opened for business on November 30, 2002. Limited golf course operations have been included in the consolidated results of operations of the Company until the resort opened in late 2002. The final costs of construction will be paid in early 2003. Upon completion, the estimated total cost of the resort is expected to be approximately $304,000.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     Waikiki Partnership

     During 2002, the Company contributed an additional $8,700 into WB Resort Partners, LP (the "Waikiki Partnership"), an existing partnership in which the Company owns 49%. The Company's total investment in the Waikiki Partnership was $42,000 as of December 31, 2002. The Waikiki Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii (the "Waikiki Property"), which was undergoing significant renovations for the majority of 2002, and was substantially completed as of December 31, 2002. The total cost of the resort is expected to be approximately $215,000.


     Mobil Travel Guide

     In January 2002, the Company acquired a 25 percent interest in a partnership with Publications International, Ltd. ("PIL"), Hilton Hotels Corporation ("Hilton"), and Marriott that owns a 77.5 percent interest in a partnership with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide and use such rights to generate additional products using the Mobil Travel Guide brand. The Company's required total capital contribution was approximately $3,600. EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and principal stockholder, to manage its business. In December 2002, the Company contributed an additional $894 to the partnership that owns EMTG, thereby increasing the Company's ownership in the partnership from 25 percent to 31.25 percent.

     Office Building

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $300. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2,600, of a $15,500 unsecured promissory note of the limited partnership.

     San Francisco Partnership

     In June 2002, the Company acquired a 50 percent interest in CY-SF Hotel Parent, LP (the "San Francisco Partnership"), a partnership with an affiliate of Marriott. The San Francisco Partnership purchased a Courtyard by Marriott in downtown San Francisco for approximately $82,000 (the "San Francisco Downtown Property"). The purchase was financed with equity investments of $13,000 each from the Company and Marriott, as well as $56,000 in borrowings consisting of two loans from a third-party lender. One of the loans was in the amount of $41,000 and requires interest payments equal to the greater of one-month LIBOR plus 3.25 percent, or 6.25 percent. The other loan was in the amount of $15,000 and requires interest payments equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Partnership and the Property is managed by a subsidiary of Marriott.

     Interstate Partnership

     In September 2002, the Company acquired an 85 percent interest in a Hampton Inn Property located in Houston, Texas (the "Hampton Inn Property") in return for an equity contribution of $4,890. The Hampton Inn Property was acquired through an existing partnership with Interstate Hotels and Resorts that was originally formed in November 2001 (the "Interstate Partnership"). The total purchase price of the Hampton Inn Property was $14,300. All characteristics of the Interstate Partnership other than the acquisition of the Hampton Inn Property remain unchanged. In connection with this purchase, the Interstate Partnership assumed a loan of approximately $9,300, which is secured by the Property. The loan bears interest at a rate of 7.78 percent per annum. Monthly payments of principal and interest of $76 are due on the first day of each month through December 1, 2007, at which time the entire remaining principal balance is due.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

4.   Investments in Unconsolidated Subsidiaries - Continued:
     -------------------------------------------------------

     Hilton 2 Partnership

     On December 13, 2002, the Company formed a partnership (the "Hilton 2 Partnership") with Hilton, of which the Company owns a 75 percent interest and Hilton owns a 25 percent interest. On December 24, 2002, the Hilton 2 Partnership acquired a Doubletree hotel located in Dallas, Texas (the "Doubletree Lincoln Centre Property") and a Sheraton El Conquistador Resort and Country Club located in Tucson, Arizona. The Sheraton El Conquistador Resort and Country Club was immediately converted to a Hilton Hotel (the "Hilton El Conquistador Resort Property"). The Hilton 2 Partnership expects to convert the Doubletree Lincoln Centre Property into a Hilton hotel during the first half of 2003. The total purchase price of the Properties was approximately $121,000. In connection with this purchase, the Hilton 2 Partnership obtained mortgage financing in the amount of $33,800 for the Doubletree Lincoln Centre Property and $44,850 for the Hilton El Conquistador Resort Property. These loans bear interest at a rate equal to
     5.67 percent. Monthly payments of interest only are due monthly for the first two years of the loans, with monthly payments of interest and principal due thereafter until maturity in December 2007.













                          - Intentionally Left Blank -

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                      (in thousands, except per share data)

4.  Investments in Unconsolidated Subsidiaries - Continued:
    -------------------------------------------------------

     The Company has investments in several other joint ventures and partnerships with third parties who share the decision-making and control for these entities. The borrowers on the loans are legally separate entities, having separate assets and liabilities from the Company and, therefore, the assets and credit of the respective partnerships may not be available to satisfy the debts and other obligations of the Company. Likewise, the assets and credit of the Company may not be available to satisfy the debts and other obligations of the borrowers on the loans of the partnerships. The following presents unaudited condensed financial information for these investments as of and for the year ended December 31, 2002:



                                  Desert
                                   Ridge                                       CY-SF
                                  Resort    WB Resort   CNL HHC     CNL IHC    Hotel       CTM       CNL       CNL HHC
                                 Partners,  Partners,  Partners,   Partners,  Parent,   Partners,   Plaza,   Partners II,
                                    LLC         LP         LP         LP*       LP         LLC      Ltd.        LP         Total
                                  --------  --------  ----------  ---------  ---------  ---------  --------  ----------  ---------
Hotel Properties                  $269,925  $198,140   $ 218,268  $  35,073  $  80,374  $     --   $     --  $  122,493  $ 924,273
Other assets                        20,543    22,091       9,439      2,995      3,733    12,623     63,735       5,291    140,450
Mortgages and other notes
      payable                      230,176   157,798     100,000     15,909     57,160     2,247     64,061      78,650    706,001
Other liabilities                   41,065    15,834       7,075        814      3,725       220        398       5,673     74,804
Partners' capital                   19,227    46,599     120,632     21,345     23,222    10,156       (724)     43,461    283,918
Revenues                             7,344    46,667      61,598      6,825      8,564     1,400      6,088         694    139,180
Cost of sales                        7,016    20,407      25,809      1,800      2,899     3,941      1,946         386     64,204
Expenses                            15,680    44,657      34,990      4,114      7,011     1,604      4,086         549    112,673
Net income (loss)                  (15,352)  (18,397)        799        911     (1,346)   (4,145)        56        (241)   (37,697)
Income (loss) allocable to
     the Company                    (6,527)   (9,006)        560        713       (673)   (1,056)         6        (181)   (16,164)
Other comprehensive
     income (loss) allocable
     to the Company                 (2,572)       --        (554)        --         --        --         --          --     (3,126)
Difference between
    carrying amount of
    investment and
    Company's share of
    partners' capital                3,642      3,503      7,302      2,050      1,831        --         --       4,501     22,829
Company's ownership
    interest at end of period         44.0%      49.0%     70.0%       85.0%      50.0%     31.3%       9.9%       75.0%        --



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                      (in thousands, except per share data)

4.   Investments in Unconsolidated Subsidiaries - Continued:
     ------------------------------------------------------

     The following presents unaudited condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2001:

                       Desert
                        Ridge                                       CY-SF
                       Resort    WB Resort   CNL HHC     CNL IHC    Hotel       CTM       CNL       CNL HHC
                      Partners,  Partners,  Partners,   Partners,  Parent,   Partners,   Plaza,   Partners II,
                         LLC         LP         LP         LP*       LP**       LLC**    Ltd.**      LP**       Total
                       --------  --------  ----------  ---------  ---------  ---------  --------  ----------  ---------

Hotel Properties      $133,500    $186,885   $213,279   $ 21,049   $    --    $    --   $    --    $     --   $554,713
Other assets            82,644       9,070     10,573        571        --         --        --          --    102,858
Mortgages and other
  notes payable        181,885     137,750    100,000      6,723        --         --        --          --    426,358
Other liabilities       26,970      18,197      4,940        250        --         --        --          --     50,357
Partners' capital        7,289      40,008    118,912     14,647        --         --        --          --    180,856
Revenues                 8,154      10,167     17,564        511        --         --        --          --     36,396
Cost of sales            2,235       5,508      7,095        175        --         --        --          --     15,013
Expenses                13,830      13,989      9,219        409        --         --        --          --     37,447
Net income (loss)       (7,911)     (9,330)     1,250        (73)       --         --        --          --    (16,064)
Income (loss)
  allocable to the
  Company               (3,396)     (4,572)       875         --        --         --        --          --     (7,093)
Other comprehensive
  income (loss)
  allocable to the
  Company               (1,370)         --        180         --        --         --        --          --     (1,190)
Difference between
  carrying amount of
  investment and
  Company's share of
  partners' capital      3,197       3,623      7,651        870        --         --        --          --     15,341
Company's ownership
  interest at end of
  period                 42.33%      49.00%     70.00%      85.00%      --         --        --          --         --


    * A portion of the net income for the year ended December 31, 2002 was allocated to the other partner to restore the deficit created by losses during  the year ended December 31, 2001 in accordance with the partnership agreement.
    **These entities were not formed until 2002 and therefore are not presented for the year ended December 31, 2001.



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

4.  Investment in Unconsolidated Subsidiaries - Continued:
    -----------------------------------------------------

     The difference between the carrying amount of the investments in the above partnerships and the Company's share of partners' capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years.

     The Company earned distributions from the following partnerships during the years ended December 31, 2002 and 2001, which reduce the carrying value of the investment:


                                                    2002             2001
                                                -------------      -----------

        Desert Ridge Resort Partners, LLC        $     1,432        $     968
        WB Resort Partners, LP                         4,136              854
        CNL HHC Partners, LP                           4,753            2,390
        CNL IHC Partners, LP                             973               --
        CY-SF Hotel Parent, LP                           716               --
        CNL Plaza, Ltd.                                  164               --
                                                -------------      -----------
                Total                            $    12,174       $    4,212
                                                =============      ===========

     As of December 31, 2002 and December 31, 2001, the Company had approximately $2,695 and $1,411, respectively, in distributions receivable from the above partnerships, which are included in due from related parties in the accompanying consolidated balance sheets.

5.   Hotel Properties:
     ----------------

     During the year ended December 31, 2002, the Company acquired direct interests in eight Properties throughout the United States and purchased one parcel of land on which a hotel is being developed, resulting in a total of 55 Properties currently operating, 42 wholly-owned and 13 held indirectly through partnerships. Substantially all of the Properties directly owned by the Company are pledged as collateral to secure mortgages or other long-term financing.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


5.   Hotel Properties - Continued:
     ----------------------------

     During the year ended December 31, 2002, the Company acquired the following Properties (See Schedule III, "Real Estate and Accumulated Depreciation," for a listing of all Properties owned by the Company.):


             Brand Affiliation                Property Location      Date of Acquisition     Purchase Price
   --------------------------------------- ------------------------ ----------------------- ------------------
      SpringHill Suites(TM) by Marriott(R)     Manhattan Beach, CA       January 18, 2002          $20,000
      TownPlace Suites(TM) by Marriott(R)      Manhattan Beach, CA       January 18, 2002          $15,000
      SpringHill Suites(TM) by Marriott(R)    Plymouth Meeting, PA       January 18, 2002          $27,000
          Courtyard(R) by Marriott(R)           Basking Ridge, NJ         March 1, 2002            $35,750
              Marriott(R) Hotel                  Bridgewater, NJ          June 14, 2002            $61,500
          Courtyard(R) by Marriott(R)          Foothill Ranch, CA          July 3, 2002*           $18,300
          Courtyard(R) by Marriott(R)              Newark, CA            October 25, 2002          $25,500
          Residence Inn by Marriott(R)            Newark, CA           November 15, 2002          $27,300
          Doubletree(R) Crystal City              Arlington, VA         December 19, 2002          $71,000


      * Land purchased for development on which a hotel Property is being constructed

     Additionally,  the Company completed  construction and opened the following
     Properties during 2002:


                        Brand Affiliation             Property Location          Opening Date
                  ---------------------------         -----------------       ------------------
                  Residence Inn by Marriott(R)            Orlando, FL          February 14, 2002
                   Courtyard(R) by Marriott(R)              Weston, FL          February 14, 2002
                   Courtyard(R) by Marriott(R)              Edison, NJ           November 4, 2002

     These hotel Properties, with the exception of the Doubletree Crystal City, are newly constructed and accordingly the pro forma impact is not significant. All of these Properties are leased to the Company's TRS entities and are operated by third-party managers. The Properties were recorded at cost and allocated to land, buildings and equipment using appraisal data. The results of operations of the Properties are included in the consolidated results of operations.

     Hotel Properties are generally encumbered by debt and consist of the following at December 31:


                                                 2002                 2001
                                         --------------       --------------

        Land                                $  145,719           $  106,174
        Buildings                              816,184              521,230
        Equipment                               82,232               59,937
                                         --------------       --------------
                                             1,044,135              687,341
        Less accumulated depreciation          (56,408)             (29,182)
        Construction in progress                   919               41,081
                                         --------------       --------------
                                            $  988,646           $  699,240
                                         ==============       ==============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


 5.  Hotel Properties - Continued:
     ----------------------------

     Properties with a net book value of approximately $295,000 are leased to third-party tenants on a "triple-net" basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, these third-party tenants paid approximately $4,073, $7,350, and $4,156, respectively, in property taxes for Properties which the Company leases on a triple-net basis.

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third parties at December 31, 2002:

                  2003                  $   31,276
                  2004                      31,276
                  2005                      31,276
                  2006                      31,276
                  2007                      31,276
                  Thereafter               240,047
                                        ----------
                                        $  396,427
                                        ==========


6.   Prepaid Expenses and Other Assets:
     ---------------------------------

     Other assets as of December 31, 2002 and 2001 were approximately $25,177 and $6,796, respectively, and consist primarily of deposits and acquisition fees and expenses relating to Properties the Company intends to acquire.











                          - Intentionally Left Blank -

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


7.   Indebtedness:
     -------------

     At December 31, 2002 and 2001, indebtedness collateralized by Properties, consisted of the following as of December 31:

                                                                              2002          2001
                                                                           ---------      ---------


          Mortgages payable,  bearing interest rates ranging from 7.50 percent to 7.75 percent,  with total  monthly  principal and
          interest  payments of $666,  maturing  July 31, 2009             $ 84,638       $ 86,152

          Mortgages payable,  bearing interest of 8.335 percent,  with
          monthly  interest  only  payments  of  approximately   $347,
          maturing December 1, 2007                                          50,348         50,000

          Mortgage  payable,  bearing  interest of 8.29 percent,  with monthly  principal and interest  payments of $257,  maturing
          December 1, 2007                                                   32,069         32,732

          Mortgage  payable,  bearing  interest of 5.84 percent,  with monthly  interest  only payments  through  December 2004 and thereafter  principal and interest payments  calculated on a
          25-year  amortization  through  maturity on December 1, 2007
          31,082                                                             31,082             --

          Mortgage  payable,  bearing  interest of 6.53 percent,  with monthly  interest only through  December 2004 and thereafter principal  and  interest  payments  calculated  on a 25-year
          amortization through maturity on November 1, 2007                   9,070             --

          Construction  loan facility for up to $64,000 in borrowings, bearing interest of London Interbank  Offered Rate ("LIBOR")
          plus 275 percent,  with monthly  payments of interest  only,
          maturing December 1, 2005                                          21,280         42,119

          Construction  loan for up to $17,000 in borrowings,  bearing interest  of  LIBOR  plus 300  basis  points,  with  monthly
          payments of interest  only,  maturing  September 15, 2003              --          5,768

          Tax  Incremental Financing Note,  bearing  interest of 12.85 percent,  with  principal  and  interest  payments  made  by incremental  property tax payments paid by tenant,  maturing
          June   1,    2018                                                   8,458          9,685

                                                                           ---------      ---------
                                                                           $236,945       $226,456
                                                                           =========      =========


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

7.   Indebtedness - Continued:
     ------------------------

     The Company has a revolving line of credit (the "Revolving LOC") to fund acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to approximately $96,700 for a five-year period. Interest payments are due monthly with principal payments of $1 due at the end of each loan year. Advances under the Revolving LOC bear interest at an annual rate of 225 basis points above 30-day LIBOR (3.63 percent as of December 31, 2002) and are collateralized by certain hotel Properties. At December 31, 2002, approximately $24,079 was outstanding under the Revolving LOC.

     Debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 7 percent as of December 31, 2002. The amount of debt reported in the accompanying consolidated balance sheets approximates the fair value of such debt as of December 31, 2002 and 2001.

     The following is a schedule of maturities for all long-term borrowings at December 31, 2002:


                2003                            $      3,562
                2004                                   2,676
                2005                                  24,664
                2006                                   3,701
                2007                                  53,954
                Thereafter                           154,020
                                                ------------
                     Total                      $    242,577
                                                ============

     In connection with the lease assumptions on nine Properties as discussed in
     Note 3, "Assignment of Third-Party Leases," the Company assumed a liquidity facility loan in the amount of approximately $3,600. A total of approximately $10,170 is available under the facility. The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties. The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10 percent of the total purchase price for all nine Properties at the end of any fiscal year. As of December 31, 2002, approximately $5,632 was outstanding and approximately $4,538 was available for future draws under the liquidity facility loan.

8.   Taxes:
     ------

     The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2002 are as follows:

                                                         2002
                                                    -------------

                     Deferred tax assets:
                        Net operating loss          $   1,587
                     Deferred tax liabilities:
                        Valuation allowance            (1,587)
                                                    -------------
                                                    $      --
                                                    =============

     The types of temporary differences between the tax basis of assets and liabilities and their consolidated financial statement reporting amounts are attributable principally to net operating losses. The TRS tenant had net operating loss carryforwards for federal and state purposes of approximately $4,218 as of December 31, 2002, which is available to offset future operating income. The net operating loss carryforward expires in 2021. The Company has not recorded this potential future benefit because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential future benefit. There were no differences between the tax basis of assets and liabilities and their consolidated financial reporting amounts for the year ended December 31, 2001.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


9.   Related Party Transactions:
     --------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company's assets.

     Amounts incurred relating to these transactions with affiliates were as follows for the years ended December 31:

                                                                                  2002                2001
                                                                             --------------       ------------
         CNL Securities Corp.:
              Selling commissions (the majority of which was
                 reallowed to unaffiliated broker-dealer firms)                  $  37,003           $ 21,804

              Marketing support fee and due diligence expense
                 reimbursements*                                                     2,448              1,351
                                                                             --------------       ------------

                                                                                    39,451             23,155
                                                                             --------------       ------------
               Advisor and its affiliates:
              Acquisition fees                                                      29,464             21,057
              Development fees                                                       1,896              2,107
              Asset management fees                                                  6,696              3,327
                                                                             --------------       ------------

                                                                                    38,056             26,491
                                                                             --------------       ------------

                                                                                 $  77,507           $ 49,646
                                                                             ==============       ============

         * The majority of these fees and reimbursements were reallowed to unaffiliated broker-dealer firms.


     Of these amounts, approximately $1,916 and $1,026 is included in due to related parties in the accompanying condensed consolidated balance sheets as of December 31, 2002 and December 31, 2001, respectively.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the years ended December 31:

                                                                     2002               2001
                                                                --------------     --------------

           Stock issuance costs                                  $  3,128          $   4,705
           General operating and administrative expenses            1,128              1,092
                                                                --------------     --------------

                                                                 $  4,256          $   5,797
                                                                ==============     ==============


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


9.   Related Party Transactions - Continued:
     --------------------------------------

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was approximately $14,861 and $6,928 at December 31, 2002 and December 31, 2001, respectively.

     EMTG, a partnership in which the Company has a 31.3 percent interest, engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business.

10.  Concentration of Risk:
     ---------------------

     A significant portion of the Company's rental income and hotel revenues were earned from properties operating as various Marriott and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company intends to acquire Properties in various states and regions, carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Company's hotels or the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.


11.  Earnings Per Share:
     -------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if other contracts to issue common stock were exercised and shared in the earnings of the Company. For the year ended December 31, 2000, approximately 7,188 shares were considered dilutive after the application of the "if converted method" and were included in the denominator of the diluted EPS calculation. For the year ended December 31, 2001, approximately 1,800 shares relating to potentially dilutive securities were anti-dilutive and were excluded from the calculation. There were no potentially dilutive items in 2002.










                           -Intentionally Left Blank-

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


11.  Earnings Per Share - Continued:
     ------------------------------

     The following represents the calculation of earnings per share and the weighted average number of shares of potentially dilutive common stock for the years ended December 31, 2002, 2001 and 2000:

                                                                  2002              2001              2000
                                                             --------------    -------------    --------------
Basic Earnings Per Share:
    Net earnings                                               $  15,810        $  19,328        $  20,670
                                                             ==============    =============    ==============

    Weighted average number of shares outstanding                 97,874           64,458           38,698
                                                             ==============    =============    ==============

    Basic earnings per share                                   $    0.16        $    0.30        $    0.53
                                                             ==============    =============    ==============

Diluted Earnings Per Share:
    Net earnings                                               $  15,810        $  19,328        $  20,670

    Additional income attributable to investment in
       unconsolidated subsidiary assuming all
       Preferred Shares were converted                                --               --            3,564
                                                             --------------    -------------    --------------

    Adjusted net earnings assuming dilution                    $  15,810        $  19,328        $  24,234
                                                             ==============    =============    ==============

    Weighted average number of shares outstanding                 97,874           64,458           38,698

    Assumed conversion of Preferred Stock                             --               --            7,188
                                                             --------------    -------------    --------------

    Adjusted weighted average number of
       shares outstanding                                         97,874           64,458           45,886
                                                             ==============    =============    ==============

    Diluted earnings per share                                 $    0.16        $    0.30        $    0.53
                                                             ==============    =============    ==============


12.  Stockholders' Equity:
     --------------------

     On April 22, 2002, the Company commenced its fourth offering of up to 45,000 shares of common stock ($450,000) (the "2002 Offering"). Of the
     45,000 shares of common stock offered, up to 5,000 were available to stockholders purchasing shares through the reinvestment plan. Since its formation through December 31, 2002, the Company has received an initial $200 contribution from its Advisor and subscription proceeds of approximately $1,267,821 (126,782 shares), including approximately $7,639 (764 shares) received pursuant to the Company's reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings. The Company has received approximately $392,750 (39,275 shares) in gross offering proceeds from the 2002 Offering, from its inception through December 31, 2002.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

12. Stockholders' Equity - Continued:
    --------------------------------

     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to an additional 175,000 shares of common stock ($1,750,000) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the 2002 Offering on February 4, 2003. Of the 175,000 shares of common stock to be offered, up to 25,000 are available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the 2002 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.


     Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations. During the years ended December 31, 2002, 2001 and 2000, 239 shares, 251 shares and 269 shares, respectively, were redeemed at approximately $2,391, $2,313 and $2,503, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

     For the years ended December 31, 2002, 2001 and 2000, approximately 51 percent, 52 percent and 63 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 49 percent, 48 percent and 37 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2002, 2001 and 2000 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

13.  Commitments and Contingencies:
     -----------------------------

     From time to time the Company may be exposed to litigation arising from the operation of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.


     As of February 21, 2003, the Company has commitments to (i) acquire or develop three hotel Properties for an anticipated aggregate purchase price of approximately $227,100, (ii) construct or complete construction on one Property, with an estimated cost of approximately $13,000 and (iii) fund the remaining total of approximately $10,000 for property improvements in three existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties are subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Revolving LOC and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, nine Properties currently leased to third-party tenants on a triple-net basis, must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the assumption of these leases does not occur by the deadline, the Company has agreed to return approximately $3,200 in security deposits it holds on three of the Properties. If conversion occurs, the Company is not obligated to pay any additional consideration for the leasehold position and that the manager will participate, through incentive fees, in any additional earnings above what was otherwise the minimum rent. Additionally, the Company would not be obligated to return the security deposits it holds on these three Properties.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                      (in thousands, except per share data)

13.  Commitments and Contingencies - Continued:
     -----------------------------------------

     With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party managers who have guaranteed a certain level of performance for Properties they manage which are leased to TRS entities. When provided, these guarantees are typically in effect during the stabilization period for the hotel Property or Properties being guaranteed. These guarantees normally expire (i) when a predefined operating performance threshold is achieved for twelve consecutive months,
     (ii) after a specified period (typically three to five years) or (iii) when maximum allowable funding under that guarantee has been received, whichever occurs first. Operating results of several Properties may be "pooled" in order to measure operating performance for purposes of determining guarantee funding. Additionally, all or a portion of the amounts funded under these guarantees may be earned back by the guarantor, with a specified return, as an incentive fee under the management contract. Such incentive fee amounts will be paid only to the extent Property operating profits exceed a predetermined operating threshold. In situations where the guarantor has the opportunity to earn back funding from these guarantees, the funds received under the guarantees are recorded as other liabilities in the accompanying consolidated balance sheets. As of December 31, 2002 and December 31, 2001, the Company did not have any outstanding liabilities from its credit enhancement guarantees. Additionally, as of December 31, 2002 and December 31, 2001, the Company had approximately $37,515 and
     $50,000, respectively, which remained available for funding under these types of guarantees, should such funding be necessary. Additional amounts of available funding under these types of credit enhancements are available separately for several of the partnerships in which the Company has invested. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements in the future.

     The Company has amended the agreements relating to one of its credit enhancements with Marriott. Marriott is obligated to fund guarantee payments of certain minimum returns to TRS entities of the Company, however, the management contracts on the hotels subject to the credit enhancement were amended to provide that the first incentive management fee is payable up to a predefined amount rather than paying the fee primarily based on the amounts previously funded under the guarantee. The Company has recognized other income of approximately $10,280 during the fourth quarter of 2002 equal to the amounts previously funded under the credit enhancement through December 31, 2002, which Marriott has agreed will not be subject to repayment provisions. Additionally, the Company will recognize income in the future, rather than liabilities, whenever amounts are funded by Marriott under the arrangement. The Company will recognize incentive management fee expense if and when such incentive management fees are earned by Marriott. These amendments are not expected to have a significant effect on the Company's cash available for distribution to stockholders.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)

13.  Commitments and Contingencies - Continued:
     -----------------------------------------

     The Company is a party to certain contracts, which may result in future obligations to third parties. See description of obligations below.

     Earnout Provisions on Property Acquisitions - The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain pre-defined threshold, additional consideration will be due from the Company to the prior owner of such Properties. The earnout provision period terminates on May 31, 2004, at which time the Company will have no further liability under this provision. The maximum amount of consideration that the Company may be obligated to pay is approximately $2,472.

     Guarantee of Debt on Behalf of Unconsolidated Subsidiaries - The Company has guaranteed 16.67% of a $15,500 note payable on behalf of a subsidiary of CNL Plaza, Ltd. The total liability of the Company under this arrangement is capped at $2,583, plus interest on such amount. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

     Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries - The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower. This guarantee will be in effect until the loans have been paid in full.

     Irrevocable Letter of Credit - The Company has obtained an irrevocable letter of credit for the benefit of a lender in the amount of $775. The letter of credit is automatically extended each fiscal year until November 10, 2007. The Company could be liable to the extent that drawings under the letter of credit occur.

     Refundable Tenant Security Deposits - The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12,883 as of December 31, 2002.

     Marriott Put Option - Marriott has the right on certain partnerships with the Company to require the Company to buy-out a portion of Marriott's ownership. These rights are available if certain predefined operating results are obtained. Should such conditions be met, the Company may be obligated to buy interests valued at approximately $11,050.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except per share data)


14.  Selected Quarterly Financial Data:
     ---------------------------------

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:


2002 Quarter                       First           Second            Third             Fourth              Year
------------------------    --------------    --------------    --------------     --------------    -------------

Revenues                          $27,147         $32,306          $46,276            $50,679           $156,408
Net income                          3,651           4,757            2,343              5,059             15,810
Earnings per share:
  Basic                              0.05            0.05             0.02               0.04               0.16
  Diluted                            0.05            0.05             0.02               0.04               0.16


2001 Quarter                    First            Second             Third              Fourth              Year
------------------------    --------------    --------------    --------------     --------------    -------------


Revenues                          $16,713         $18,202          $19,029            $17,519            $71,463
Net income                          5,529           7,058            3,890              2,851             19,328
Earnings per share:
  Basic                              0.11            0.12             0.06               0.01               0.30
  Diluted                            0.11            0.12             0.06               0.01               0.30



15.  Subsequent Events:
     -----------------

     On February 20, 2003, the Company contributed the Doubletree Crystal City and Hilton contributed a Hilton located in Rye, New York (the "Hilton Rye Town Property") to the Hilton 2 Partnership. Additionally, on the same day, the Hilton 2 Partnership acquired three Embassy Suite Properties located in Orlando, Florida, Arlington, Virginia, and Santa Clara, California. At the time of acquisition/contribution, the Hilton 2 Partnership obtained permanent financing of approximately $145,000, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity.

     On February 20, 2003, the Company acquired the Hyatt Regency Coral Gables, located in Miami, Florida for approximately $36,000. This property is leased to a TRS of the Company and is managed by a subsidiary of Hyatt Hotels Corporation.

     During the period January 1, 2003 through February 21, 2003, the Company received subscription proceeds for an additional 8,966 shares ($89,656) of common stock.

     On January 1, 2003 and February 1, 2003, the Company declared distributions totaling approximately $8,152, and $8,490, respectively, or $0.064583 per share of common stock, payable by March 31, 2003, to stockholders of record on January 1, 2003 and February 1, 2003, respectively.

     The Company currently is seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or partnerships.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     On February 7, 2003, at a meeting of the Board of Directors of the Company, John A. Griswold tendered his resignation as an independent director of the Company's Board, effective immediately, and the Board accepted Mr. Griswold's resignation. Mr. Griswold stated that his reason for resigning as an independent director was not due to any dispute or disagreement with the Company or the Board on any matter. The Company's Articles of Incorporation provide that a majority of the Board of Directors be independent directors. In order to maintain the Board's independence, Robert A. Bourne tendered his resignation as a member of the Board and the Board accepted his resignation. As a result of each of Mr. Griswold and Mr. Bourne's resignations, the Board anticipates that it will nominate a new Independent Director and ask Mr. Bourne to rejoin the Board in connection with the Board elections to be held at the Company's upcoming annual meeting of stockholders.

     In addition, Thomas J. Hutchison III has been appointed Co-Chief Executive Officer of both the Company and the Advisor, effective February 14, 2003. Mr. Hutchison will tender his resignation as President of both the Company and the Advisor, effective March 17, 2003, and Mr. Griswold will be appointed President of the Company, effective March 17, 2003, as well as President and a Director of the Advisor, also effective March 17, 2003.

     On February 14, 2003, an Annual Statement of Beneficial Ownership of Securities on Form 5 was not filed by Mr. Kaplan (a director of the Company) on behalf of an LLC (of which he has been appointed a manager) with respect to a single transaction related to shares as to which he disclaims beneficial ownership. Such Form was required to be filed by Section 16(a) of the Exchange Act and the rules and regulation adopted thereunder, and was subsequently filed.

     Other information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 14.   Controls and Procedures

     As required by Rule 15d-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal executive and financial officers. Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officers and the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(Amounts contained herein are in thousands, unless otherwise noted, except for per share data.)


(a)       The following documents are filed as part of this report.

   1.   Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at December 31, 2002 and 2001

          Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

   2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

          All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

   3.   Exhibits

          3.1 CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)


          3.2 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)


          3.3  CNL  American  Realty  Fund,  Inc.  Bylaws  (Previously  filed as
               Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)


          3.4 CNL American Realty Fund, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

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


          3.9 Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67124)(the "2002 Form S-11") and incorporated herein by reference.)

          3.10 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2002 Form S-11 and incorporated herein by reference).

          4.1  CNL  American  Realty  Fund,  Inc.   Articles  of   Incorporation
               (Previously filed as Exhibit 3.1 to the 1996 Form S-11 and incorporated herein by reference).

          4.2 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference.)

          4.3  CNL  American  Realty  Fund,  Inc.  Bylaws  (Previously  filed as
               Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

          4.4 Form of Reinvestment Plan (Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98047)(the "2003 Form S-11")in the Prospectus as Appendix A and incorporated herein by reference).

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


          4.10 Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed an Exhibit 3.9 to the 2002 Form S-11 and incorporated herein by reference.)

          4.11 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2002 Form S-11 and incorporated herein by reference).


          10.1 Form of Advisory Agreement between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Included as Exhibit 10.2 to the 2003 Form S-11).

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

         10.50 Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

         10.51 Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to the 2003 Form S-11 and incorporated herein by reference).

         10.52 Form of Joint  Venture  Agreement  (Previously  filed as  Exhibit
               10.3 to the 1998 Form S-11 and incorporated herein by reference).

         10.53 Form of  Indemnification  and Put Agreement  (Previously filed as
               Exhibit 10.4 to the 1996 Form S-11 and incorporated herein by reference).

         10.54 Form  of  Unconditional   Guaranty  of  Payment  and  Performance
               (Previously filed as Exhibit 10.5 to the 1996 Form S-11 and incorporated herein by reference).

         10.55 Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the 1996 Form S-11 and incorporated herein by reference).

         10.56 Form  of   Lease   Agreement   including   Memorandum   of  Lease
               (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

         21    Subsidiaries of the Registrant (Filed herewith.)

          99.1 Certification of the Co-Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

          99.2 Certification of the Co-Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

          99.3 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

          (b) The Company filed the following reports during the quarter ended December 31, 2002, on Form 8-K:

               On December 31, 2002, the Company filed a report on Form 8-K to disclose a press release, dated December 30, 2002, describing the formation of a partnership between the Company and Hilton Hotels Corporation.

          (d)  Other Financial Information

               The Company is required to file audited consolidated financial statements of Desert Ridge Resort Partners, LLC and WB Resort Partners, LP due to the significance of the results of operations for these unconsolidated subsidiaries.

               The Company is required to file audited financial information of a guarantor, Marriott International, Inc. ("Marriott"), of several of its tenants as a result of Marriott guaranteeing lease and loan payments for several of the Company's tenants which leased more than 20 percent of the Company's total assets for the year ended December 31, 2002.

               Desert Ridge Resort Partners, LLC and Subsidiaries
               Consolidated Financial Statements
               As of and for the years ended December 31, 2002 and 2001

               Report of Independent Certified Public Accountants


To the Members of
Desert Ridge Resort Partners, LLC


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of members' capital and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Desert Ridge Resort Partners, LLC and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS, LLP

Orlando, Florida

February 17, 2003

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2002 AND 2001

                                                                       December 31,
                                                                  2002               2001
                                                            ---------------    ---------------
                   Assets

Current assets
   Cash and cash equivalents                                  $  7,564,395       $  4,378,754
   Accounts receivable                                           2,023,040            236,573
   Due from affiliate                                            3,320,900             52,443
   Prepaid expenses and other current assets                       731,964            183,962
                                                            ---------------    ---------------

         Total current assets                                   13,640,299          4,851,732


Restricted cash                                                     51,397         69,208,932
Property, construction in progress and equipment, net of
   accumulated depreciation of $2,786,920 and $449,167         269,925,397        134,596,034
Loan costs, net of accumulated amortization of
   $2,453,184 and $1,254,312                                     5,939,243          7,027,539
Other assets                                                     1,556,115          1,556,115
                                                            ---------------    ---------------
         Total assets                                         $291,112,451       $217,240,352
                                                            ===============    ===============

                 Liabilities and Members' Capital

Current liabilities
   Accounts payable and accrued expenses                      $  8,860,837       $  1,564,543
   Due to affiliate                                              5,159,727          1,060,934
   Construction costs payable, including retainage payable
         of $7,259,224 and $4,615,373                           17,172,419         22,531,663
   Obligation under cash flow hedge                              9,724,228          3,191,238
   Current portion of obligation under capital lease                41,188             41,188
                                                            ---------------    ---------------

         Total current liabilities                              40,958,399         28,389,566


Mortgage note payable                                          179,000,000        179,000,000
Other notes payable                                             51,175,811          2,289,421
Distributions payable                                            1,604,923                 -
Obligation under capital lease                                     131,728            172,916
                                                            ---------------    ---------------

         Total liabilities                                     272,870,861        209,851,903

Commitments and contingencies

Members' capital                                                18,241,590          7,388,449
                                                            ---------------    ---------------

         Total liabilities and members' capital               $291,112,451       $217,240,352
                                                            ===============    ===============


 The accompanying notes are an integral part of these consolidated financial statements.

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  Years Ended December 31,
                                                                   2002              2002
                                                            ---------------    ---------------
Revenues:
   Golf course operations                                     $  3,196,404       $  2,658,777
   Room                                                          1,411,216                 -
   Food and beverage                                             1,655,655            279,837
   Interest                                                        356,167          5,214,701
   Other income                                                    724,990                637
                                                            ---------------    ---------------
         Total revenue                                           7,344,432          8,153,952

Cost of sales and other expenses:
   Golf course operations                                        3,185,750          2,050,168
   Room                                                            776,563                 -
   Food and beverage                                             2,227,158            185,140
   Other operating departments                                     826,282                 -
   Interest expense and loan cost amortization                   3,655,114         10,117,860
   Pre-opening expenses                                          6,547,778          2,587,318
   Depreciation                                                  2,337,753            449,167
   Property operations and maintenance                           1,427,877            366,428
   General and administrative                                    1,055,077            175,741
   Sales and marketing                                             446,670             94,615
   Management fees                                                 209,649             88,120
                                                            ---------------    ---------------
         Total cost of sales and other expenses                 22,695,671         16,114,557
                                                           ----------------    ---------------
Net loss                                                      $(15,351,239)       $(7,960,605)
                                                            ===============    ===============







 The accompanying notes are an integral part of these consolidated financial statements.

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL & COMPREHENSIVE LOSS
                           DECEMBER 31, 2002 AND 2001


                                                                         Accumulated Other
                                                                          Comprehensive                      Comprehensive
                                       Class A Members  Class B Members       Loss             Total             Loss
                                        --------------   --------------   --------------   --------------   ---------------
Balance at December 31, 2000            $  10,167,424    $   5,695,933    $          -     $  15,863,357    $           -

Capital contributions                      10,488,635               -                -        10,488,635                -

Return of capital                                  -        (5,613,400)              -        (5,613,400)               -

Distributions                              (1,725,463)        (472,837)              -        (2,198,300)               -

Net loss                                   (6,286,490)      (1,674,115)              -        (7,960,605)       (7,960,605)

Current period adjustment to
recognize fair value of cash
flow hedge                                         -                -        (3,191,238)      (3,191,238)       (3,191,238)

                                        --------------   --------------   --------------   --------------   ---------------
Balance at December 31, 2001               12,644,106       (2,064,419)      (3,191,238)       7,388,449       (11,151,843)


Capital contributions                      30,642,956        5,703,991                        36,346,947

Distributions                              (3,441,402)       (168,175)                        (3,609,577)

Net loss                                  (14,911,887)       (439,352)                       (15,351,239)      (15,351,239)

Current period adjustment to recognize
fair value of cash flow hedge                      -                -        (6,532,990)      (6,532,990)       (6,532,990)

                                        --------------   --------------   --------------   --------------   ---------------
Balance at December 31, 2002            $  24,933,773    $   3,032,045    $  (9,724,228)   $  18,241,590    $  (21,884,229)
                                        ==============   ==============   ==============   ==============   ===============


 The accompanying notes are an integral part of these consolidated financial statements.


               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                             Years Ended December 31,
                                                              2002             2001
                                                         --------------   --------------

Cash flows from operating activities:
    Net loss                                             $ (15,351,239)   $  (7,960,605)
    Adjustments to reconcile net loss to cash
       used in operating activities:
          Depreciation                                       2,337,753          449,167
          Amortization of loan costs                         1,198,872        1,254,312
    Changes in Operating assets and liabilities:
          Accounts receivable                               (1,787,464)        (119,095)
          Due from affiliate                                (3,267,460)         (52,573)
          Prepaid expenses and other current assets           (548,002)         (83,465)
          Accounts payable and accrued expenses              7,296,294          214,467
          Due to affiliate                                   4,098,793        1,060,934
                                                         --------------   --------------

             Net cash used in operating activities          (6,022,453)      (5,236,858)
                                                         --------------   --------------

Cash flows from investing activities:
    Additions to property and equipment                   (143,026,360)    (101,330,789)
    Decrease in restricted cash                             69,157,535      108,180,058
                                                         --------------   --------------

             Net cash (used in) provided by investing
                activities                                 (73,868,825)       6,849,269
                                                         --------------   --------------

Cash flows from financing activities:
    Borrowings, net of repayments, from other notes
       payable                                              48,886,390       (1,795,660)
    Principal payments on capital lease obligations            (41,188)              --
    Capital contributions from members                      36,346,947       10,488,635
    Return of capital to member                                     --       (5,613,400)
    Distributions to members                                (2,004,654)      (2,198,300)
    Payment of loan costs                                     (110,576)        (462,893)
                                                         --------------   --------------

             Net cash provided by financing activities      83,076,919          418,382
                                                         --------------   --------------

Net increase in cash and cash equivalents                    3,185,641        2,030,793

Cash and cash equivalents, beginning of period               4,378,754        2,347,961
                                                         --------------   --------------
Cash and cash equivalents, end of period                 $   7,564,395    $   4,378,754
                                                         ==============   ==============



 The accompanying notes are an integral part of these consolidated financial statements.


               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                             Years Ended December 31,
                                                              2002             2001
                                                         --------------   --------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest, net of $14,979,037 and $7,486,263 in
     capitalized interest                                $     685,653    $   8,863,548
                                                         ==============   ==============

Supplemental disclosure of non-cash transactions
     Increase in obligations related to value of cash
     flow hedge                                          $   6,532,990    $   3,191,238
                                                         ==============   ==============
     Assumed obligation under capital lease              $          -     $     214,104
                                                         ==============   ==============
     Distributions declared but not paid to Partners     $   1,604,923    $          -
                                                         ==============   ==============
     Construction costs payable included in construction
     in progress                                         $  17,172,419    $  22,531,663
                                                         ==============   ==============

     Ground rental capitalized to construction cost      $     515,246    $     783,432
                                                         ==============   ==============

















 The accompanying notes are an integral part of these consolidated financial statements.


               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.   Business

     Organization
     Desert Ridge Resort Partners, LLC (the "LLC" or the "Company") was organized pursuant to the laws of the State of Delaware on December 21, 2000. Desert Ridge Resort, LLC and DRR Tenant Corporation are wholly owned subsidiaries of the LLC. The LLC's Class A members are CNL DRR Investor, LP and CNL Desert Ridge Resort, Ltd. (collectively, the "Class A Members") and Marriott International, Inc. is the Class B Member ("Marriott"). The managing member is CNL DRR Investor, LP. Both classes of members share in major decisions and there is substantially no difference between the rights and obligations of Class A Members and Class B Members.

     The LLC was formed to own and operate a 950-room luxury resort located in Phoenix, Arizona (the "Property"). The Property includes two championship golf courses, a 25,500 square foot spa and 78,000 square feet of meeting space. Affiliates of the members managed the construction activity under development agreements throughout the construction period. Construction was completed on November 30, 2002 (the "Opening Date"), at which time the Property opened to the public. The Property's day-to-day activities are managed by an affiliate of Marriott, however, all members must agree on key decisions affecting the Property.

     The structure of the LLC is designed to allow its managing member's parent to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes. In keeping with this goal, the LLC operates its Property through a taxable REIT subsidiary ("TRS"), as permitted by the REIT Modernization Act of 1999.

     The LLC relies on capital contributions from the Class A Members and Marriott and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. Cash flow deficits are possible in the future, which may require additional funding. The Members are committed to fund such shortfalls if they arise.

     In accordance with the LLC agreement (the "Agreement"), (i) each members' account is credited with capital contributions, share of profits and (ii) each members' account is charged for amounts distributed to each member. The Class A Members and Class B Members hold an 89.8% and 10.2% interest, respectively in the Company as a result of $51,330,009 and $5,803,991 in capital contributions since its formation.

     Allocations  and  Distributions
     Net operating profits are allocated (i)first, to the members who received allocations of losses for earlier fiscal years, pro rata, in proportion to the cumulative amount of losses previously allocated to them, until those members have received cumulative allocation of profits equal to the cumulative losses; (ii) next, to members, pro rata, in proportion to the cumulative distributions made to them, until those members have received cumulative allocation of profits equal to the cumulative amount of such distributions; and (iii) thereafter, to the members, pro rata, in proportion to their respective percentage interests.

     Net operating losses are allocated (i) first, to the members who received allocations of profits for earlier fiscal years, pro rata, in proportion to the cumulative amount of profits previously allocated to them, until those members have received cumulative allocation of losses equal to the cumulative profits; (ii) next, to members who have positive capital accounts, pro rata, in proportion to the respective amounts of their positive capital accounts, until the capital accounts of those members is reduced to zero; and (iii) thereafter, to the members, pro rata, in proportion to their respective percentage interests.

     In accordance with the LLC Agreement, the Company was required to pay each member a return, computed at the rate of 11 percent per annum on the daily average outstanding balance of the members' unreturned capital prior to the Opening Date, as defined above. After the Opening Date of the Property, the per annum distribution rate to members increased to 11.5 percent. These cash distributions are made based on cash available for distribution within thirty days of the end of each calendar quarter, as defined in the Agreement. As of December 31, 2002, the Company had distributions payable totaling $1,604,923. As of December 31, 2001, all distributions had been paid.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

2.   Summary of Significant Accounting Policies

     A summary of significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

     Basis of Financial Statement Presentation
     The LLC prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Desert Ridge Resort Partners, LLC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassification
     Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on Members' Capital or results of operations.

     Cash and Cash Equivalents
     The LLC  considers  all  amounts  held in highly  liquid  instruments  with original purchased maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts. Management believes the credit risk associated with cash and cash equivalents to be low due to the quality of the financial institutions in which these assets are held.

     Certain amounts of cash were restricted for construction activities and are classified as restricted cash in the accompanying consolidated statements of financial position as of December 31, 2001. These amounts were used in 2002 and beginning on the Opening Date, certain amounts of cash were restricted for maintenance and replacement of furniture, fixtures, and equipment. These amounts are calculated as a certain percentage of Gross Revenues in accordance with the hotel management agreement. The accompanying consolidated statement of financial position as of December 31, 2002 includes $51,397, which has been restricted for maintenance and replacements.

     Inventory
     Inventory consists primarily of food and beverage inventory, merchandise and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated statements of financial position.

     Property,  Construction in Progress and Equipment
     Property, construction in progress and equipment is stated at cost and includes building, construction in progress, lease and land improvements and furniture, fixtures and equipment ("FF&E"). Land improvements and FF&E are depreciated on the straight-line method over the assets' estimated useful lives of 15 and 7 years, respectively. Buildings are depreciated over 40 years.

     Major renewals and betterments are capitalized and depreciated over the related assets' estimated useful lives. Expenditures for repairs and maintenance are expensed when incurred. Construction in progress includes amounts paid or due to third parties under construction contracts, capitalized interest, real estate taxes and development fees. Interest, ground rents and real estate taxes incurred relating to development of the resort and amenities are capitalized to construction in progress during the active development period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     Deferred Loan Costs
     Deferred loan costs, primarily loan origination and related fees, are capitalized and are being amortized over the term of the loan using the effective interest method.

     Leases
     The Company has entered into capital and operating leases for equipment used at its Properties. Equipment leased under capital leases are recorded as equipment under capital leases along with a liability for the offsetting obligation under capital leases. Equipment under capital leases is depreciated over the lease term and the obligation is reduced as monthly lease payments are made. Payments under operating leases are recorded as rent expense each month as lease payments are made.

     Income Taxes
     Under the provisions of the Internal Code and applicable state laws, the LLC is only subject to taxation of income on the profits and losses from the TRS tenant operations. The tax consequences of other LLC revenues and expenses, unrelated to the operation of the Property, will accrue to the Members. Certain of these other revenues and expenses may be treated differently in the LLC's income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the Members' income tax returns.

     The LLC accounts for federal and state income taxes on its TRS tenant using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Revenue  Recognition
     Revenues are recognized as the services are provided. Cash received from customers for events occurring after December 31, 2002 have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated statement of financial position. Advanced deposits of approximately $1,082,000 and $0 are included in the accompanying consolidated statements of financial position as of December 31, 2002 and 2001, respectively.

     Advertising and Promotion Costs
     The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $446,670 and $94,615 for the years ended December 31, 2002 and 2001, respectively.

     Derivative  Financial  Instruments
     The LLC follows FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. FAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the consolidated statement of financial position. Gains or losses resulting from changes in fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedging accounting treatment (the ineffective portion, if any, of all hedges is recognized in current prior earnings). The LLC does not enter into or hold derivatives for trading or speculative purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     Impairment  of  Long-Lived  Assets
     Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation.



3.   Property, Construction in Progress and Equipment

     Property,  construction  in progress and equipment  consist of the following at
     December 31, 2002 and 2001:

                                                               2002             2001
                                                         --------------   --------------

           Land and land improvements                    $  63,466,377    $  26,106,831
           Buildings                                       162,147,269               --
           Furniture, fixtures and equipment                46,884,567          344,709
           Equipment under capital leases                      214,104          214,104
                                                         --------------   --------------
                                                           272,712,317       26,665,644
                Less: accumulated depreciation              (2,786,920)        (449,167)
           Construction in progress                                 --      108,379,557
                                                         --------------   --------------
                                                         $ 269,925,397    $ 134,596,034
                                                         ==============   ==============

     Accumulated depreciation for equipment under capital leases was $71,368 and $49,244 for the year and period ended December 31, 2002 and 2001, respectively.

4.   Mortgage Note Payable

     In December 2000, the LLC entered into a $179,000,000 construction loan with an institutional lender to finance construction costs. The construction loan is secured by a first mortgage and lien on the Property and all other LLC assets. The construction loan has a seven-year term and is due on December 15, 2007. Interest only payments are due quarterly on each of March 15, July 15, September 15, and December 15 with the entire principal balance due at maturity. The amount of debt reported in the accompanying consolidated statements of financial position approximates the fair value of such debt as of December 31, 2002 and 2001.

     A portion of the construction loan bears interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (the "LIBOR"). The LLC has entered into a seven-year interest rate swap agreement (the "Swap") to effectively convert the variable rate portion of this mortgage to a fixed interest rate of 6.025% per annum. The LLC designates the Swap a hedge of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur. The counterparty to this agreement is a major financial institution. For the period ended December 31, 2002 and 2001, the LLC recorded $9,724,228 and $3,191,238, respectively, in other comprehensive loss related to the fair value of the Swap. The blended interest rate on the aggregate principal amount of the $179,000,000 mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately 10.13% per annum.

5.   Other Notes Payable

     The LLC and Marriott entered into a series of agreements whereby Marriott International Capital Corporation has agreed to make four loans to the LLC: mezzanine loan A (the "Mezzanine Loan"); mezzanine loan B (the "Liquidity Facility Loan"); mezzanine loan C (the "Project Cost Facility Loan") and mezzanine loan D (the "Senior Loan Guaranty Loan").

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     A description of each loan is as follows:
                                                             Maximum
           Loan             Purpose of Loan                 Capacity             Term            Interest Rate
     -------------- ------------------------------- ------------------------ ------------ --------------------------

     Mezzanine Loan  Fund contributions of                 $57,134,000       Seven years     Election of either a
                     Marriott to allow Marriott to                                           floating rate or a fixed
                     pay a portion of development                                              rate (not to exceed
                                                                                                      13.5%)*

     Liquidity       Fund priority shortfalls from   Lesser of $32,500,000   Seven years     Election of either a
      Facility Loan  the operations of the Property   and 50% of Class A                   floating rate or a fixed
                                                     Members Contributions                    rate (not to exceed
                                                      cumulative priority                         13.5%) *
                                                         shortfalls

     Project Cost      Fund renovation costs in          $30,000,000         Seven years         8% per annum
      Facility Loan     excess of project budget

     Senior Loan      Fund any deficiency in the          No Limit **        Seven years         8% per annum
      Guaranty Loan   payment of monthly debt
                      service payments under the
                      Mortgage Loan


     * The managing member had the option to elect either the floating or fixed interest rate at the time of the initial advance. The floating rate is equal to one-month LIBOR plus 700 basis points and the fixed rate is equal to US Treasury Security, with a maturity closest to the Mezzanine Loan and the Liquidity Facility Loan maturity date, plus 700 basis points. Based on this election, these loans bear interest at an annual rate of 8.876%.

     ** The Senior Loan Guaranty Loan has no limit on the amount that can be borrowed until such time as the debt service coverage ratio achieves 1.125 percent. Once the debt service coverage ratio reaches 1.125 percent, future fundings under the Senior Loan Guaranty Loan are limited to $15 million.

     At December 31, 2002 and 2001,  $5,445,863  and  $2,289,421,  respectively, were outstanding under the Liquidity Facility Loan and $45,729,948 and $0, respectively, were outstanding under the Mezzanine Loan. No amounts were outstanding under the Project Cost Facility Loan or the Senior Loan Guarantee Loan at December 31, 2002 or 2001. Collateral for these loans is restricted to assets relating to construction accounts, as defined by the Security Agreement. Each of the loans are due in December 2007.

     Marriott International Capital Corporation has agreed to loan up to $2,321,000 to the LLC for additional improvements relating to the future occupancy of Marriott Vacation Club (see Note 7). The loan will bear interest at 8% per annum, with the principal due on December 15, 2008. As of December 31, 2002, the Company had not received this amount, however, the Company expects funding to occur in early 2003.

6.   Leases

     The LLC is a lessee of various types of equipment used in operating the Property. The LLC's leases are categorized as operating or capital leases based upon the terms in the lease agreements.

     The LLC leases two parcels of land from the State of Arizona under two separate lease agreements, on which the luxury resort and the two golf courses are located. These operating leases are effective until July 2092 and require escalating base rents. Rental payments are due annually. Total rent expense under all operating leases, including the land leases, for the years ended December 31, 2002 and 2001, was $647,193 and $62,707, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 31, 2002:

                       2003                           $     57,600
                       2004                                 57,600
                       2005                                 80,000
                                                     ---------------
                       Total future minimum
                         lease payments                    195,200
                       Less: interest                      (22,284)
                                                     ---------------

                       Present value of net
                         minimum lease payments            172,916
                       Less: current portion               (41,188)
                                                     ---------------
                                                      $    131,728
                                                     ===============

     Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002:

                      2003                            $    405,424
                      2004                                 405,424
                      2005                                 405,424
                      2006                                 405,424
                      2007                                 405,424
                      Thereafter                        77,325,015
                                                     --------------
                         Total                        $ 79,352,135
                                                     ==============

7.   Transactions with Related Parties

     Hotel Management Agreement
     --------------------------

     The Company entered into an agreement with an affiliate of Marriott International, Inc. (the "Manager") to manage the Property. Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee ranging from 20 percent to 50 percent of operating cash flow. The LLC incurred management fees of $209,649 and $88,120 during the years ended December 31, 2002 and 2001, respectively.

     Development Agreements
     ----------------------

     The Company entered into agreements for $9 million with affiliates of the managing member and Marriott to manage the construction of the Property. Under these agreements, approximately $3.0 and $5.8 million has been paid during the years ended December 31, 2002 and 2001, respectively. These amounts have been capitalized to the cost of property and equipment in the accompanying consolidated statements of financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     Other
     -----

     In connection with the development of a Marriott Vacation Club resort (the "MVC Resort") within close proximity to the Property, the LLC has committed to lease office and lobby space to the MVC Resort for the purposes of the establishment of a gallery and the promotion of Marriott Vacation Club International. The term of the lease is eight years from the Opening Date of the Property and will result in annual rental income of approximately $389,000. During the years ended December 31, 2002 and 2001, the Company received $32,435 and $0 in connection with this lease.

     The LLC has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. Amounts incurred for the year and period ended December 31, 2002 and 2001 were $51,570 and $0, respectively, and have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations.

     As of December 31, 2002 and 2001, amounts due to Marriott and affiliates was $5,159,727 and $1,060,934, respectively and is included in due to affiliate in the accompanying consolidated statements of financial position.

     As of December 31, 2002 and 2001, amounts due to Marriott were $3,320,900 and $52,443, respectively. These amounts are primarily due for pre-opneing expense reimbursements.

8.   Income Taxes

     The components of the deferred taxes recognized in the accompanying consolidated statements of financial position at December 31, 2002 and 2001 are as follows:

                                                 2002                2001
                                           ---------------     ---------------
          Deferred tax asset:
             Net operating loss            $ 2,821,000           $ 163,500

          Deferred tax liability:
             Tax over book depreciation       (514,000)             (2,000)
             Valuation allowance            (2,307,000)           (161,500)
                                           ---------------     ---------------
                                           $        --         $        --
                                           ===============     ===============

     The types of  temporary  differences  between  the tax bases of assets  and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses. The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $5,971,000 and $480,000 as of December 31, 2002 and 2001, respectively, which is available to offset future taxable income. The net operating loss carry-forwards expire in 2021. The Company has not recorded this potential future benefit because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

9.   Commitments and Contingencies

     From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Company's financial condition or results of operations.

                                    * * * * *

WB Resort Partners, L.P. and Subsidiaries
Consolidated Financial Statements
As of and for the year ended December 31, 2002 and the period from July 27, 2001 (inception) through December 31, 2001

               Report of Independent Certified Public Accountants


To the Partners of
WB Resort Partners, L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of WB Resort
Partners, L.P. and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and the period from July 27, 2001 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PRICEWATERHOUSECOOPERS, LLP

Orlando, Florida

February 14, 2003

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31,2002 AND 2001

                                                                                 December 31,
                                                                           2002                2001
                                                                    ---------------     ---------------
                     Assets

Current assets
   Cash and cash equivalents                                        $    3,309,558      $    2,865,747
   Accounts receivable, net of allowance for doubtful accounts of        3,986,276           1,208,991
         $72,508 and $78,413
   Prepaid expenses and other current assets                               861,371           1,567,735
                                                                    ---------------     ---------------
         Total current assets                                            8,851,377           5,642,473


Restricted cash                                                         11,662,018              77,010
Property, construction and progress and equipment, less
         accumulated depreciation of $12,012,790 and $2,671,883        198,140,180         188,519,031
Loan costs, less accumulated amortization of $860,569 and $236,659       2,271,970           2,789,808
                                                                    ---------------     ---------------
         Total assets                                               $  220,231,373      $  197,028,322
                                                                    ===============     ===============

      Liabilities and Partners' Capital

Current liabilities
   Accounts payable and accrued expenses                            $    9,814,084      $    5,428,103
   Construction costs payable, including retainage payable
      of $112,758 and $1,856,537                                         1,716,283          10,222,873
   Distribution payable                                                  2,463,838           1,213,418
   Current portion of capital lease obligation                           1,081,799           1,010,766
                                                                    ---------------     ---------------
         Total current liabilities                                      15,076,004          17,875,160

Mortgage note payable                                                  130,000,000         130,000,000

Other notes payable                                                     27,798,189           7,749,752

Capital lease obligation                                                   757,851           1,875,187
                                                                    ---------------     ---------------
         Total liabilities                                             173,632,044         157,500,099

Commitments and contingencies


Partners' capital                                                       46,599,329          39,528,223
                                                                    ---------------     --------------
         Total liabilities and partners' capital                    $  220,231,373      $  197,028,322
                                                                    ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.


                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31,2002 AND THE PERIOD
              FROM JULY 27, 2001 (INCEPTION) TO DECEMEBER 31, 2001


                                                         2002                2001
                                                    ---------------     ---------------

Revenues:
   Rooms                                            $   35,776,082      $    7,323,321
   Food and beverage                                     7,427,279           1,778,843
    Other operating departments                          3,463,235           1,064,677
                                                    ---------------     ---------------

         Total revenue                                  46,666,596          10,166,841

Cost of sales and other expenses:
   Rooms                                                11,741,511           3,007,678
   Food and beverage                                     7,665,138           2,211,960
   Other operating departments                           1,000,286             288,779
   Property operations and maintenance                  14,527,007           4,379,115
   Depreciation                                          9,340,907           2,671,883
   Interest and loan cost amortization                  10,381,823           3,035,605
   General and administrative                            3,938,931           2,780,902
   Sales and marketing                                   5,070,257           1,297,073
   Management fees                                       1,398,192             304,321
                                                    ---------------     ---------------
         Total costs and expenses                       65,064,052          19,977,316
                                                    ---------------     ---------------

Net loss                                            $  (18,397,456)     $   (9,810,475)
                                                    ===============     ===============





 The accompanying notes are an integral part of these consolidated financial statements.


                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            DECEMBER 31,2002 AND 2001

                                       General Partner     Limited Partners         Total
                                       ---------------     ---------------     ----------------

Balance, July 27, 2001 (inception)     $       51,077      $   51,025,423      $    51,076,500


Distributions                                  (1,738)         (1,736,064)          (1,737,802)


Net loss                                       (9,810)         (9,800,665)          (9,810,475)
                                       ---------------     ---------------     ----------------
Balance, December 31, 2001             $       39,529      $   39,488,694      $    39,528,223
                                       ===============     ===============     ================

Contributions                          $       33,924      $   33,889,576      $    33,923,500


Distributions                                  (8,455)         (8,446,483)          (8,454,938)


Net loss                                      (18,397)        (18,379,059)         (18,397,456)
                                       ---------------     ---------------     ----------------

Balance, December 31, 2002             $       46,601      $   46,552,728      $    46,599,329
                                       ===============     ===============     ================















 The accompanying notes are an integral part of these consolidated financial statements.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31,2002 AND THE
           PERIOD FROM JULY 27, 2001 (INCEPTION) TO DECEMBER 31, 2001

                                                                          2002                2001
                                                                    ---------------     ---------------
Cash flows from operating activities:
    Net Loss                                                        $  (18,397,456)     $   (9,810,475)
    Adjustments to reconcile net loss to cash
      used in operating activities:
          Depreciation                                                   9,340,907           2,671,883
          Amortization of loan costs                                       623,910             236,659
          Bad debt expense                                                  80,802                  -
    Changes in operating assets and liabilities:
          Accounts receivable                                           (2,858,087)          1,842,000
          prepaid expenses and other current assets                        706,364             717,867
          Accounts payable and accrued expenses                          4,385,981           1,303,341
                                                                    ---------------     ---------------
             Net cash used in operating activities                      (6,117,579)         (3,038,725)
                                                                    ---------------     ---------------

Cash flows from investing activities:
    Additions to property and equipment                                (27,468,646)       (178,913,348)
    Increase in restricted cash                                        (11,585,008)            (77,010)
                                                                    ---------------     ---------------
             Net cash used in investing activities                     (39,053,654)       (178,990,358)
                                                                    ---------------     ---------------
Cash flows from financing activities:
    Proceeds from mortgage loan                                                 -          130,000,000
    Proceeds from other notes payable                                   20,048,437           7,749,752
    Principal payments on capital lease obligations                     (1,046,303)           (380,571)
    Capital contributions from partners                                 33,923,500          51,076,500
    Distributions to partners                                           (7,204,518)           (524,384)
    Payment of loan costs                                                 (106,072)         (3,026,467)
                                                                    ---------------     ---------------
             Net cash provided by financing activities                  45,615,044         184,894,831
                                                                    ---------------     ---------------
Net increase in cash and cash equivalents at end of period                 443,811           2,865,747
    Cash, beginning of period                                            2,865,747                  -
                                                                    ---------------     ---------------
    Cash, end of period                                             $    3,309,558      $    2,865,747
                                                                    ===============     ===============

Supplementary disclosure of cash flow information:
    Cash paid during the period for:
       Interest, net of capitalized interest of $5,431,858
        and $2,227,403                                              $    8,772,225      $    3,035,605
                                                                    ===============     ===============

Supplementary disclosure of non-cash transactions:
    Equipment acquired under capital lease obligations              $           -       $    3,266,527
                                                                    ===============     ===============
    Distributions declared but not paid to Partners                 $   2,463,838       $    1,213,419
                                                                    ===============     ===============
    Construction costs payable included in property and equipment   $   1,716,283       $   10,222,873
                                                                    ===============     ===============

 The accompanying notes are an integral part of these consolidated financial statements.


                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2002 AND 2001
1.   Business

     Organization
     WB Resort Partners, L.P. (the "Partnership") was organized pursuant to the laws of the State of Delaware on July 27, 2001. WBM Resort, L.P., WBR Parent, LLC and WBR Tenant Corporation are wholly owned subsidiaries of the Partnership. The Partnership's general partner is CNL WBR GP Corp. (the "General Partner") and the limited partners are CNL WBR Investor, L.P., Marriott International, Inc. ("Marriott") and Waikiki Beach Resort, Ltd. (collectively, the "Limited Partners").

     The Partnership was formed to own and operate a resort located in Honolulu, Hawaii (the "Property"). The Partnership negotiated a fixed fee agreement with a contractor for $65 million to renovate the Property. As of December 31, 2002, renovations were almost complete. The Property's day-to-day activities are managed by an affiliate of Marriott, however, all partners must agree to key decisions affecting the Property.

     The structure of the Partnership and its subsidiaries is designed to allow the parent of its majority owner to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes. In keeping with this objective, the Partnership operates its Property through a taxable REIT subsidiary ("TRS"), as permitted by the REIT Modernization Act of 1999.

     The General Partner and Limited Partners hold a 0.1% and 99.9% interest, respectively, in the Partnership and contributed $33,924 and $33,889,577, respectively, during 2002, and $51,077 and $51,025,424, respectively, during 2001, in order to obtain the following percentage interests:

                          Partner                          Percentage Interest

                       General Partner                            0.1%
                     CNL WBR Investor, LP                         48.9%
                  Waikiki Beach Resort, Ltd.                      36.0%
                           Marriott                               15.0%

     The Partnership relies on capital contributions from the General Partner and Limited Partners and borrowings under loans to fund renovations, capital expenditures, operating losses and negative cash flows. Cash flow deficits are possible in the future, which may require additional funding. The Partners are committed to fund such shortfalls if they arise.

     Allocations  and  Distributions
     Net operating profits and net operating losses are allocated to the General
     and  Limited  Partners  in  accordance  with  their  respective   ownership
     interests.

     In addition, the General Partner and Limited Partners are entitled to a return of 11.5% per annum (the "11.5% Preferred Return"). The 11.5% cumulative Preferred Return is to be paid quarterly to each partner based on the capital accounts of each partner during the quarter. As of December 31, 2002 and 2001, the Partnership had distributions payable totaling $2,463,838 and $1,213,418, respectively.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

2.   Summary of Significant Accounting Policies

     A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

     Basis of Financial  Statement  Presentation
     The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles  of  Consolidation
     The accompanying consolidated financial statements include the accounts of WB Resort Partners, L.P. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassification
     Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on Members' Capital or results of operations.

     Cash and Cash Equivalents
     The Partnership considers all amounts held in highly liquid instruments with original purchased maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts. Management of the Partnership believes the credit risk associated with cash and cash equivalents to be low due to the quality of the financial institutions in which these assets are held.

     Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Partnership's Property of which $694,172 is classified as restricted cash in the accompanying consolidated balance sheet. These amounts are calculated as a certain percentage of sales in accordance with the hotel management agreement. The remaining amount of restricted cash represents cash which is restricted for budgeted renovations of December 31, 2002.

     Inventory
     Inventory consists primarily of food and beverage inventory and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

     Property, Construction in Progress and Equipment
     Property  and  Equipment  is stated  at cost and  includes  building,  land improvements and furniture, fixtures and equipment. Building, land improvements and equipment is depreciated on the straight-line method over the assets' estimated useful lives of 40, 15 and 7 years, respectively.

     Expenditures for major renewals and betterments are capitalized and depreciated over the related assets' estimated useful lives. Expenditures for repairs and maintenance are expensed when incurred. Interest and real estate taxes incurred relating to renovation of the resort and amenities are capitalized to construction in progress during the active renovation period.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

     Deferred Loan Costs
     Loan costs, primarily loan origination and related fees, are capitalized and are being amortized over the term of the loan using the effective interest method.

     Revenue Recognition
     Revenues are recognized as the services are provided. Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets. Advanced deposits of approximately $668,315 and $399,864 are included in the accompanying consolidated balance sheet as of December 31, 2002 and 2001, respectively.

     Advertising and Promotion Costs
     The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying statement of operations. Advertising, promotional and marketing costs totaled $5,070,257 and $1,297,073 for the year and period ended December 31, 2002 and 2001, respectively.

     Leases The Partnership has entered into capital and operating leases for land and equipment used at the Property. Equipment leased under capital leases is recorded as equipment on the accompanying consolidated balance sheet with a liability for the corresponding obligation under the lease agreement. Equipment under capital leases are depreciated over the useful life of the equipment and the obligation is reduced as monthly lease payments are made. Payments under operating leases are recorded as rent expense as lease payments are made.

     Income Taxes
     Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from the TRS tenant operations. The tax consequences of other Partnership revenues and expenses, unrelated to the operation of the Property, will accrue to the partners. Certain of these other revenues and expenses may be treated differently in the Partnership's income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the Partners' income tax returns.

     The Partnership accounts for federal and state income taxes on its TRS tenant using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

     Impairment of Long-Lived  Assets
     Effective January 1, 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation.

3.   Property, Construction in Progress and Equipment

     Property, construction in progress and equipment consist of the following at December 31, 2002 and 2001:

                                                        2002                 2001
                                                 ---------------      ---------------

            Building                             $  121,436,927       $  121,436,927
            Land improvements                         2,265,081            2,265,132
            Furniture, fixtures and equipment        23,546,112           20,856,769
            Equipment under capital leases            3,234,183            2,885,955
                                                 ---------------      ---------------
                                                    150,482,303          147,444,783
                 Less: accumulated depreciation     (12,012,790)          (2,671,883)
            Construction in progress                 59,670,667           43,746,131
                                                 ---------------      ---------------
                                                 $  198,140,180       $  188,519,031
                                                 ===============      ===============

     Accumulated depreciation for equipment under capital leases was $1,492,397 and $380,572 as of December 31, 2002 and 2001, respectively.

4.   Mortgage Note Payable

     In July 2001, the Partnership entered into a $130,000,000 mortgage loan with an institutional lender to finance a portion of the Property acquired and future renovation costs. The mortgage is secured by a first mortgage and lien on the building and all other assets. The loan bears interest at 8.53% per annum and matures on August 15, 2006. Interest only payments are due monthly through maturity. For the year and period ended December 31, 2002 and 2001, the Partnership incurred $9,621,688 and $2,798,946, respectively in interest expense. The amount of debt reported in the accompanying consolidated balance sheets approximates the fair value of such debt as of December 31, 2002 and 2001.












                          - Intentionally Left Blank -

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

5.   Other Notes Payable

     On July 27, 2001, the Partnership and Marriott entered into a loan agreement whereby Marriott has agreed to provide three loans to the
     Partnership: a liquidity facility loan ("Mezz Loan A"); a senior loan guaranty ("Mezz Loan B"); and a cost overrun loan ("Mezz Loan C"). A description of each loan is as follows:

                                                          Maximum
            Loan                Purpose of Loan            Capacity          Term          Interest Rate
     ------------------  ---------------------------   ---------------- -------------- ---------------------

      Mezz Loan A         Fund priority shortfalls        $20,000,000     Five years       LIBOR plus 700
                          from the operations of the                                     basis points (not
                          Property                                                        to exceed 13.5%)

      Mezz Loan B         Fund any deficiency in the       No limit       Five years       LIBOR plus 700
                          payment of monthly debt                                        basis points (not
                          service payments under the                                      to exceed 13.5%)
                          Mortgage Loan

      Mezz Loan C         Fund renovation costs in        $5,000,000      Five years       LIBOR plus 700
                          excess of project budget                                       basis points (not
                                                                                         to exceed 13.5%)

     Each of the three loans are due July 2006. At December 31, 2002, $12,969,406, $14,828,783 and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. As of December 31, 2001, $3,258,258, $4,491,494 and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. The interest rate on the Mezz Loan A and Mezz Loan B was 8.382 percent and 8.876 percent at December 31, 2002 and 2001, respectively.

6.   Leases

     The Partnership is a lessee of various types of equipment used in operating the Property. Leases are categorized as operating or capital leases based upon the terms in the lease agreements.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

     The following is a schedule by years of future minimum rental payments required under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2002:

                 2003                                            $    1,203,292
                 2004                                                   759,944
                 2005                                                    16,832
                                                                 ---------------
                 Total future minimum lease payments                  1,980,068
                 Less: interest                                        (140,418)
                                                                 ---------------
                 Present value of net minimum
                     lease payments                                   1,839,650
                 Less: current portion                               (1,081,799)
                                                                 ---------------

                                                                 $      757,851
                                                                 ===============

     The Partnership leases two parcels of land under ground leases, on which the Property is currently being renovated. These operating leases are effective until 2080 and 2050, respectively. One of the land leases has escalating base rents from 2001 to 2008. The base rents from 2008 through 2080 and 2050, respectively, will never be less than the 2008 base rent and will increase every five years by the consumer price index. The minimum annual rental expense has been straight-lined over the life of these leases. Both leases contain percentage rent calculations based on percentages of gross revenues, as defined. Rent expense, including accrued rental expense and lease taxes for the year ended December 31, 2002 was $4,699,049. Rent expense, including accrued rental expense for the period ended December 31, 2001 was $2,289,952. Percentage rent for the year and period ended December 31, 2002 and 2001 was $128,447 and $4,781, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations as of the year and period ended December 31, 2002 and 2001, respectively.

     Future minimum lease rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:

              2003                               $    3,784,000
              2004                                    4,794,000
              2005                                    4,794,000
              2006                                    4,794,000
              2007                                    4,794,000
              Thereafter                            342,042,000
                                                 ---------------
                                                 $  365,002,000
                                                 ===============

7.   Transactions with Related Parties

     Hotel Management Agreement

     The Partnership entered into an agreement with an affiliate of Marriott International, Inc. (the "Manager") to manage the Property. Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee equal up to 50 percent of operating profits in excess of certain payment thresholds. The Partnership incurred management fees of $1,398,192 and $304,321 during the year and period ended December 31, 2002 and 2001, respectively.

                     WB RESORT PARTNERS, LP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31,2002 AND 2001

     Development Agreements

     The Partnership entered into agreements with affiliates of the General Partner and Marriott to manage the renovation of the Property for $5 million. All amounts were paid under these agreements as of December 31, 2001 and no additional amounts were incurred during 2002.

     Other

     The Partnership has entered into various other agreements with related parties to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. Amounts incurred for the year and period ended December 31, 2002 and 2001 were $740,874 and $188,078, respectively, and have been included in cost of sales for room, food and beverage, and other operating departments in the accompanying consolidated statement of operations.

     As of December 31, 2002 and 2001, amounts due from Marriott and affiliates were $0 and $898,117.

8.   Income Taxes

     The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2002 and 2001 are as follows:

                                              2002                2001
                                        ---------------     ---------------

     Deferred tax assets:
        Net operating loss              $    6,583,000      $    1,376,000
        Accrued rent                           562,000             179,000
     Deferred tax liabilities:
        Tax over book depreciation          (1,921,000)                 --
        Valuation allowance                 (5,224,000)         (1,555,000)
                                        ---------------     ---------------

                                        $           --      $           --
                                        ===============     ===============

     The types of temporary differences between the tax basis of assets and liabilities and their consolidated financial statement reporting amounts are attributable principally to depreciation differences, accrued expenses and net operating losses. The TRS tenant had net operating loss carryforwards for federal and state purposes of approximately $11,250,000 and $4,050,000 as of December 31, 2002 and 2001, respectively, which is available to offset future operating income. The net operating loss carryforward expires in 2021. The Partnership has not recorded this potential future benefit because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

9.   Commitments and Contingencies

     From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Partnership's financial condition or results of operations.

                                    * * * * *

     The following summarized financial information is filed as part of this report as a result of Marriott guaranteeing lease and loan payments for several of the Company's tenants whose aggregate carrying value represents more than 20 percent of the Company's total assets for the year ended December 31, 2002. The summarized financial information presented for Marriott as of January 3, 2003 and December 28, 2001, and for each of the years ended January 3, 2003, December 28, 2001 and December 29, 2000, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended January 3, 2003.

                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)

       Consolidated Balance Sheets Data:
       --------------------------------

                                                               January 3,        December 28,
                                                                 2003                2001
                                                            ---------------     ---------------

       Current Assets                                       $      1,744        $     2,747
       Noncurrent Assets                                           6,552              6,360
       Current Liabilities                                         2,207              1,970
       Noncurrent Liabilities                                      2,516              3,659
       Stockholders' Equity                                        3,573              3,478


       Consolidated Statements of Income Data:
       --------------------------------------
                                                               Fiscal Year        Fiscal Year         Fiscal Year
                                                                 Ended,             Ended,               Ended,
                                                               January 3,        December 28,         December 29,
                                                                  2003               2001                 2000
                                                            ---------------     ----------------     ---------------

    Gross revenues                                          $      8,441        $      7,786         $     7,911

    Costs and expenses (including income tax expense)              8,164               7,550               7,432
                                                            ---------------     ----------------     ---------------

    Net income                                              $        277        $        236         $       479
                                                            ===============     ================     ===============

    Basic earnings per share                                $       1.15        $       0.97         $      1.99
                                                            ===============     ================     ===============

    Diluted earnings per share                              $       1.10        $       0.92         $      1.89
                                                            ================   ================      ===============


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2003.

                                  CNL HOSPITALITY PROPERTIES, INC.

                               By:      /s/ James M. Seneff, Jr.
                                        ----------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chairman of the Board and
                                        Co-Chief Executive Officer
                                        (Principal Executive Officer)


                               By:      /s/ Thomas J. Hutchison, III
                                        ----------------------------------
                                        THOMAS J. HUTCHISON, III
                                        President and Co-Chief Executive Officer
                                        (Principal Executive Officer)


                               By:      /s/ C. Brian Strickland
                                        ----------------------------------
                                        C. BRIAN STRICKLAND
                                        Executive Vice President
                                        (Principal Financial and Accounting
                                        Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                           Title                                Date
           ---------                           -----                                ----



  /s/ James M. Seneff, Jr.             Chairman of the Board and                 March 6, 2003
  ------------------------------      Co-Chief Executive Officer
  JAMES M. SENEFF, JR.               (Principal Executive Officer)



  /s/ Robert A. Bourne                       Treasurer                           March 6, 2003
  ------------------------------
  ROBERT A. BOURNE



  /s/ Thomas J. Hutchison, III             President and Co-                     March 6, 2003
  ------------------------------        Chief Executive Officer
  THOMAS J. HUTCHISON, III            (Principal Executive Officer)



  /s/ C. Brian Strickland              Executive Vice President,                 March 6, 2003
  ------------------------------       (Principal Financial and
  C. BRIAN STRICKLAND                   Accounting Officer)



  /s/ Matthew W. Kaplan                        Director                          March 6, 2003
  ------------------------------
  MATTHEW W. KAPLAN



  /s/ Charles E. Adams                   Independent Director                    March 6, 2003
  ------------------------------
  CHARLES E. ADAMS



  /s/ Lawrence A. Dustin                 Independent Director                    March 6, 2003
  ------------------------------
  LAWRENCE A. DUSTIN



  /s/ Craig M. McAllaster                Independent Director                    March 6, 2003
  ------------------------------
  CRAIG M. MCALLASTER



                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS
                                 --------------

I, James M Seneff, Jr, certify that:

1. I have reviewed this annual report on Form 10-K of CNL Hospitality Properties, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 6, 2003

/s/ James M. Seneff, Jr
-----------------------
James M. Seneff, Jr.
Chairman of the Board and Co-Chief Executive Officer
(Principal Executive Officer)

                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS
                                 --------------

I, Thomas J. Hutchison, III certify that:

1. I have reviewed this annual report on Form 10-K of CNL Hospitality Properties, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 6, 2003

/s/ Thomas J. Hutchison, III
------------------------------------
Thomas J. Hutchison, III
President and Co-Chief Executive Officer
(Principal Executive Officer)

                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS
                                 --------------


I, C. Brian Strickland certify that:

1. I have reviewed this annual report on Form 10-K of CNL Hospitality Properties, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     e) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     f) any fraud, whether or not material, that involves management or other employees who have a significant role in the
                      Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 6, 2003

/s/ C. Brian Strickland
------------------------------
C. Brian Strickland
Executive Vice President
(Principal Financial and Accounting Officer)

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (amounts in thousands)

December 31, 2002

Properties the Company
    has Invested in Under
    Operating Leases:
                                                                                                   Costs Capitalized
                                                              Initial Costs                    Subsequent to Acquisition
                                                 ------------------------------------------   ---------------------------
                                                                                                              Carrying
                                  Encumbrances       Land        Buildings      Equipment     Improvements      Costs
                                  ------------   ------------   ------------   ------------   ------------   ------------
Residence Inn by Marriott:
    Atlanta, Georgia              $       --     $    1,907     $   13,459     $    1,270     $      178     $       --
    Duluth, Georgia                       --          1,019         10,017          1,141            137             --
    Orlando, Florida                      --          3,533             --             --         31,346             --
    Merrifield, Virginia                  --          2,621         15,499          2,011            (78)            --
    Palm Desert, California               --          2,187         14,212          1,375             37             --
    Las Vegas, Nevada                 16,997          3,784         27,651            954          3,636             --
    Plano, Texas                       5,654          1,409          9,478            494          1,373             --
    Phoenix, Arizona                  10,121          2,215         18,061            852          2,191             --
    Salt Lake City, Utah                  --          2,330         11,659          1,480             13             --
    San Diego, California                 --          2,002         12,924          1,701             29             --
    Newark, California                 1,365          3,871         23,883          1,034             --

Courtyard by Marriott:
    Alpharetta, Georgia                   --          2,460         10,916          1,392             18             --
    Edison, New Jersey                    --          2,770             --             --         13,457             --
    Oakland, California                1,025          3,239         17,471          1,125             17             --
    Orlando, Florida                  17,426          9,025         24,583          4,285             61             --
    Overland Park, Kansas                 --          1,419         13,014          2,317             22             --
    Palm Desert, California               --          1,489         11,269          1,599             78             --
    Philadelphia, Pennsylvania        40,527          7,409         55,820          5,160            412             --
    Plano, Texas                       6,394          1,687         10,088            552          1,487             --
    Scottsdale, Arizona               10,465          2,869         15,936            745          2,062             --
    Seattle, Washington               18,058          7,552         27,621          1,145          3,854             --
    Weston, Florida                   16,441          1,810             --             --         14,274             --
    Basking Ridge, New Jersey          1,788          3,946         31,987          1,892             --             --
    Newark, California                 1,275          3,787         21,273          1,878             --             --
    Foothill Ranch, California         4,839          3,446             --             --            919             --

Doubletree:
    Arlington, Virginia                   --          7,854         57,979          4,509          3,783             --

Marriott Suites:
    Dallas, Texas                     16,948          2,778         27,739          1,404          3,742             --

Marriott Hotel:
    Bridgewater, New Jersey           31,082          3,821         55,249          5,207             --             --

SpringHill Suites:
    Centreville, Virginia                 --          1,482          9,432          1,223             12             --
    Charlotte, North Carolina             --          1,603          9,307          1,588           (138)            --
    Durham, North Carolina                --          1,040          6,925          1,401             13             --
    Gaithersburg, Maryland                --          2,592         11,931          1,683            (61)            --
    Orlando, Florida                  17,863          8,750         26,381          3,717             20             --
    Richmond, Virginia                   518            845          9,368            831            (44)            --
    Manhattan Beach, California        1,000          3,889         16,288            998             --             --
    Plymouth Meeting, Pennsylvania     1,350          3,606         23,874          1,237             --             --

TownePlace Suites:
    Mount Laurel, New Jersey              --          1,224          6,395            623              2             --
    Newark, California                    --          2,305         10,828          1,353             25             --
    Scarborough, Maine                    --            919          6,109            612             20             --
    Tewksbury, Massachusetts              --          1,060          7,982            591             17             --
    Manhattan Beach, California          750          3,399         11,831            621             --             --

Wyndham:
    Billerica, Massachusetts              --          3,838         20,471          2,255             --             --
    Denver, Colorado                      --          3,883         13,436          2,094             --             --

Fairfield Inn:
    Orlando, Florida                  15,059          9,077         20,318          3,366              9             --
                                  ------------   ------------   ------------   ------------   ------------   ------------
                                  $  236,945     $  143,751     $  748,665     $   69,715     $   82,923     $       --
                                  ============   ============   ============   ============   ============   ============



             Gross Amount at Which Carried
                   at Close of Period
    ----------------------------------------------

                                                                         Accumulated        Date of           Date
         Land          Buildings        Equipment          Total        Depreciation     Construction       Acquired
    ------------     ------------     ------------     ------------     ------------     ------------     ------------

    $    1,913       $   13,504       $    1,397       $   16,814       $    2,486             1997           Aug-98
         1,022           10,051            1,241           12,314            1,861             1997           Aug-98
         4,995           25,932            3,952           34,879            1,201             2002           Feb-02
         2,610           15,431            2,012           20,053            1,625             2000           Jul-00
         2,187           14,212            1,412           17,811            1,382             1999           Jun-00
         4,035           30,224            1,765           36,024            2,122             1998           Feb-99
         1,495           10,400              859           12,754              879             1998           Feb-99
         2,384           19,564            1,371           23,319            1,522             1999           Jun-99
         2,330           11,659            1,493           15,482            1,174             1999           Aug-00
         2,002           12,924            1,730           16,656            1,751             1999           Dec-99
         3,871           23,883            1,034           28,788               93             2002           Nov-02

         2,461           10,917            1,408           14,786            1,105             2000           Aug-00
         4,092           10,747            1,388           16,227               93             2002           Nov-02
         3,239           17,471            1,142           21,852              598             2001           Dec-01
         9,025           24,583            4,346           37,954            2,573             2000           Nov-00
         1,419           13,014            2,339           16,772            1,259             2000           Feb-01
         1,489           11,315            1,631           14,435            1,283             1999           Jun-00
         4,416           58,823            5,561           68,800            6,960             1999           Nov-99
         1,774           11,103              938           13,815              954             1998           Feb-99
         2,994           17,401            1,218           21,613            1,341             1999           Jun-99
         7,699           30,536            1,938           40,173            2,258             1999           Jun-99
         2,711           11,884            1,490           16,085              518             2002           Feb-02
         3,946           31,987            1,892           37,825              891             2001           Mar-02
         3,787           21,273            1,878           26,938              133             2002           Oct-02
         3,446              919               --            4,365               --               --               --

         8,232           61,006            4,887           74,125               65             1972           Dec-02

         3,064           30,228            2,372           35,664            2,525             1998           Feb-99

         3,821           55,247            5,207           64,275            1,240             2002           Jun=02

         1,482            9,432            1,235           12,149              720             2000           Mar-01
         1,458            9,307            1,595           12,360              807             2001           Mar-01
         1,040            6,925            1,414            9,379              718             2000           Feb-01
         2,581           11,879            1,685           16,145            1,298             2000           Jul-00
         8,750           26,381            3,737           38,868            2,381             2000           Dec-00
           845            9,319              836           11,000              352             2001           Dec-01
         3,889           16,288              998           21,175              504             2001           Jan-02
         3,606           23,874            1,237           28,717              709             2001           Jan-02

         1,224            6,397              623            8,244              581             1999           Aug-00
         2,305           10,828            1,378           14,511            1,008             2000           Nov-00
           823            6,197              640            7,660              571             1999           Aug-00
         1,060            7,982              608            9,650              661             1999           Aug-00
         3,399           11,831              621           15,851              352             2001           Jan-02

         3,838           20,471            2,255           26,564            2,154             1999           Jun-00
         3,883           13,436            2,094           19,413            1,641             1999           Jun-00

         9,077           20,318            3,375           32,770            2,059             2000           Nov-00
    ------------     ------------     ------------     ------------     ------------
    $  145,719       $  817,103       $   82,232       $1,045,054       $   56,408

    ============     ============     ============     ============     ============


(1) Transactions in real estate and accumulated depreciation during 2002, 2001 and 2000 are summarized as follows:
                                                                  Accumulated
                                                Cost (2) (4)      Depreciation
                                               --------------    --------------

     Properties the Company has Invested
         in Under Operating Leases:
            Balance, December 31, 1999         $    113,831      $      1,603
               Acquisitions                         477,131                --
               Depreciation expense (3)                  --             7,830
                                               --------------    --------------
            Balance, December 31, 2000              590,962             9,433
               Acquisitions                         137,460               --
               Depreciation expense (3)                  --            19,749
                                               --------------    --------------
            Balance, December 31, 2001              728,422            29,182
               Acquisitions                         316,632                --
               Depreciation expense (3)                  --            27,226
                                               --------------    --------------
            Balance, December 31, 2002         $  1,045,054      $     56,408
                                               ==============    ==============


(2) As of December 31, 2002, 2001 and 2000, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $1,045,054, $728,422 and $590,962, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(3) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4) During the years ended December 31, 2002, 2001 and 2000 the Company incurred acquisition fees totaling $3,784, $5,473 and $16,182, respectively, paid to the Advisor. Acquisition fees are included in land and buildings on operating leases at December 31, 2002, 2001 and 2000.

                                  EXHIBIT INDEX

     Exhibit Number

     3.1 CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)


     3.2 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 (Registration No. 333-9943) (the "1996 Form S-11") and incorporated herein by reference.)

     3.3 CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)


     3.4 CNL American Realty Fund, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation dated June 3, 1998 (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)


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

     3.9 Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67124)(the "2002 Form S-11") and incorporated herein by reference.)

     3.10 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2002 Form S-11 (Registration No. 333-67124) (the "2002 Form S-11") and incorporated herein by reference).

     4.1 CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the 1996 Form S-11 and incorporated herein by reference).

     4.2 CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference.)

     4.3 CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     4.4 Form of Reinvestment Plan (Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-98047)(the "2003 Form S-11")in the Prospectus as Appendix A and incorporated herein by reference).

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


     4.10 Amendment  No. 3 to the  Bylaws of CNL  Hospitality  Properties,  Inc.
          (Previously   filed  as  Exhibit   3.9  to  the  2002  Form  S-11  and
          incorporated herein by reference.)

     4.11 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2002 Form S-11 and incorporated herein by reference).

     10.1 Form of Advisory Agreement between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Included as Exhibit 10.2 to the 2003 Form S-11).

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

    10.50 Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

    10.51 Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to the 2003 Form S-11 and incorporated herein by reference).

    10.52 Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the 1998 Form S-11 and incorporated herein by reference).

    10.53 Form  of  Indemnification  and  Put  Agreement  (Previously  filed  as
          Exhibit 10.4 to the 1996 Form S-11 and incorporated herein by reference).

    10.54 Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the 1996 Form S-11 and incorporated herein by reference).

    10.55 Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the 1996 Form S-11 and incorporated herein by reference).

    10.56 Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

     21   Subsidiaries of the Registrant (Filed herewith.)

     99.1 Certification  of Co-Chief  Executive  Officer,  Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

     99.2 Certification  of Co-Chief  Executive  Officer,  Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

     99.3 Certification  of  Chief  Financial  Officer,  Pursuant  to 18  U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:

           Name of Subsidiary                           State of Incorporation
           ------------------                           ----------------------
     CNL Hospitality GP Corp.                                 Delaware
     CNL Hospitality LP Corp.                                 Delaware
     CNL Hospitality Partners, LP                             Delaware
     CNL Hotel Investors, Inc.                                Maryland
     CNL Philadelphia Annex, LLC                              Delaware
     CNL Philadelphia Hospitality Management, Inc.            Delaware
     CNL LLB LP Holding, Ltd.                                 Florida
     CNL LLB SHS Management, LP                               Delaware
     CNL LLB F-Inn Management, LP                             Delaware
     CNL LLB C-Hotel Management, LP                           Delaware
     CNL LLB SHS Management Corp.                             Delaware
     CNL LLB F-Inn Management Corp.                           Delaware
     CNL C-Hotel Management Corp.                             Delaware
     CNL LLB GP Holding Corp.                                 Florida
     CNL Phoenix GP Corp.                                     Delaware
     CNL DRR Investor, LP                                     Delaware
     CNL WBR GP Corp.                                         Delaware
     CNL WBR Investor, L.P.                                   Delaware
     CNL CY-Edison, LLC                                       Delaware
     CNL Hotel CY-Edison, LP                                  Delaware
     CNL CY-Weston, LLC                                       Florida
     CNL Hotel CY-Weston, Ltd.                                Florida
     CNL RI-Orlando, LLC                                      Florida
     CNL Hotel RI-Orlando, Ltd.                               Florida
     CNL MI-4, LLC                                            Delaware
     CNL Hotel MI-4, LP                                       Delaware
     CNL Hospitality Leasing Corp.                            Delaware
     CNL HHC, LLC                                             Delaware
     CNL IHC, LLC                                             Delaware
     CNL HHC II, LLC                                          Delaware
     CNL Hospitality Services, Inc.                           Delaware
     CNL Foothill GP Corp.                                    Delaware
     CNL Foothill Hotel Partnership, LP                       Delaware
     CNL Foothill Tenant Corp.                                Delaware
     CNL Bridgewater GP Corp.                                 Delaware
     CNL Bridgewater Hotel Partnership, LP                    Delaware
     CNL Bridgewater Tenant Corp.                             Delaware
     CNL 2 Tree GP, LLC                                       Delaware
     CNL 2 Tree Hotel Partners, LP                            Delaware
     CC 2 Tree Tenant Corp.                                   Delaware
     CNL San Francisco, LLC                                   Delaware
     CNL CY-San Francisco GP Corp.                            Delaware
     CNL Hotel CY San Francisco, LP                           Delaware
     CNL Travel Services, Inc.                                Delaware
     CNL Hotel Tenant Corp.                                   Delaware
     CNL GA Tenant Corp.                                      Delaware

                                  EXHIBIT 99.1
                   Certification of Co-Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Hospitality Properties, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.

                                     /s/ James M. Seneff, Jr.
                                    ---------------------------------------
Date: March 6, 2003                 Name: James M. Seneff, Jr.
                                    Title: Co-Chief Executive Officer
                                          (Principal Executive Officer)

                                  EXHIBIT 99.2
                   Certification of Co-Chief Executive Officer
                       Pursuant to 18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Hospitality Properties, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.

                                     /s/ Thomas J. Hutchison, III
                                    ---------------------------------
Date: March 6, 2003                 Name: Thomas J. Hutchison, III
                                    Title: Co-Chief Executive Officer
                                          (Principal Executive Officer)

                                  EXHIBIT 99.3
                    Certification of Chief Financial Officer
                       Pursuant to 18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Hospitality Properties, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.

                                      /s/ C. Brian Strickland
                                     ------------------------------------------
Date: March 6, 2003                  Name: C. Brian Strickland
                                     Title: Executive Vice President (Principal
                                     Financial and Accounting Officer)