Form 10-Q
period 2003-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2003-05-15
CIK 1017022

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three month period ended March 31, 2003
                                                  --------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                             Commission file number
                                     0-24097
                                 --------------

                        CNL Hospitality Properties, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Maryland                    59-3396369
                      --------                    ----------
           (State or other jurisdiction        (I.R.S. Employer
         of incorporation or organization)     Identification No.)


           450 South Orange Avenue
               Orlando, Florida                      32801
   -------------------------------------       ------------------
   (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number
            (including area code)               (407) 650-1000
                                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of Shares of common stock outstanding as of May 9, 2003, was 151,476,939.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES


                                    INDEX

                                                                            Page

 Part I.  Financial Information

           Item 1. Financial Statements

              Condensed Consolidated Balance Sheets                          1

              Condensed Consolidated Statements of Earnings                  2

              Condensed Consolidated Statements of Stockholders' Equity      3

              Condensed Consolidated Statements of Cash Flows                5

              Notes to Condensed Consolidated Financial Statements           7

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    20

           Item 3. Quantitative and Qualitative Disclosures about Market
                     Risk                                                   40

           Item 4. Controls and Procedures                                  41

 Part II. Other Information and Signatures                                  42

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (in thousands, except per share data)



                                                                 March 31,       December 31,
                                                                   2003             2002
                                                              --------------    -------------

                           ASSETS

Hotel properties, less accumulated depreciation of
  $64,745 and $56,408, respectively                           $     950,930     $    988,646
Investments in unconsolidated subsidiaries                          301,740          202,554
Cash and cash equivalents                                           118,686           48,993
Restricted cash                                                      19,440           18,822
Receivables                                                          10,325           11,382
Due from related parties                                              2,716            3,164
Prepaid expenses and other assets                                    28,790           25,177
Loan costs, less accumulated amortization of $2,607
  and $2,180, respectively                                            6,441            5,122
                                                              --------------    -------------
                                                              $   1,439,068     $  1,303,860
                                                              ==============    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable and accrued interest                        $     206,820     $    207,206
Other notes payable                                                  30,264           29,739
Line of credit                                                       24,077           24,079
Other liabilities                                                     6,869            5,632
Accounts payable and accrued expenses                                11,586            9,256
Distribution payable                                                     98              106
Due to related parties                                                1,202            2,460
Security deposits                                                    12,886           12,883
Rents paid in advance                                                 1,609                -
                                                              --------------    -------------
        Total liabilities                                           295,411          291,361
                                                              --------------    -------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock without par value.
    Authorized and unissued 3,000 shares                                  -                -
  Excess shares, $.01 par value per share.
    Authorized and unissued 63,000 shares                                 -                -
  Common stock, $.01 par value per share.
    Authorized 450,000 shares; issued 143,633
    and 126,802 shares, respectively; outstanding
    142,747 and 126,030 shares, respectively                          1,427            1,260
  Capital in excess of par                                        1,265,632        1,115,745
  Accumulated distributions in excess of net earnings              (117,325)         (98,366)
  Accumulated other comprehensive loss                               (4,287)          (4,316)
  Minority interest distributions in excess of
    contributions and accumulated earnings                           (1,790)          (1,824)
                                                              --------------    -------------
        Total stockholders' equity                                1,143,657        1,012,499
                                                              --------------    -------------
                                                              $   1,439,068     $  1,303,860
                                                              ==============    =============

   See accompanying notes to condensed consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                    Quarter Ended March 31,
                                                    2003              2002
                                                 ------------      ------------
Revenues:
  Room                                           $    32,499       $    13,249
  Food and beverage                                    4,624               778
  Other hotel operating departments                    1,158               634
  Rental income from operating leases                  7,816            10,894
  FF&E reserve income                                    861             1,141
  Interest and other income                            3,193               450
                                                 ------------      ------------
                                                      50,151            27,146
                                                 ------------      ------------
Expenses:
  Room                                                 7,303             3,797
  Food and beverage                                    3,561               544
  Other hotel operating departments                    1,223               265
  Property operations                                  8,007             2,496
  Repairs and maintenance                              1,848               285
  Management fees                                      1,453               655
  Sales and marketing                                  2,762               637
  Interest and loan cost amortization                  4,953             4,275
  General operating and administrative                 1,778             1,869
  Asset management fees to related party               2,343             1,381
  Depreciation and amortization                        8,337             6,052
                                                 ------------      ------------
                                                      43,568            22,256
                                                 ------------      ------------
Earnings before equity in loss of
  unconsolidated subsidiaries and
  minority interest                                    6,583             4,890

Equity in loss of unconsolidated
  subsidiaries                                           (89)           (1,170)

Minority interest                                        (57)              (69)
                                                 ------------      ------------
Net earnings                                     $     6,437       $     3,651
                                                 ============      ============
Earnings per share of common stock:
  Basic and diluted                              $      0.05       $      0.05
                                                 ============      ============
Weighted average number of shares of
  common stock outstanding:
    Basic and diluted                                133,837            80,748
                                                 ============      ============

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended March 31, 2003 and Year Ended December 31, 2002
                (UNAUDITED) (in thousands, except per share data)

                                                                                                Minority
                                                                                                interest
                                                                                                distribu-
                                                                     Accumulated                tions in
                                    Common Stock                      distribu-   Accumulated   excess of
                               -----------------------    Capital      tions in     other        contr.                   Comprehen-
                               Number of                 excess of    excess of   comprehen-    and accum.                   sive
                                 shares     Par Value    par value  net earnings  sive loss     earnings       Total        income
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2001      77,358   $      773   $  681,152      (39,959)      (1,190)      (2,900)     637,876   $        -

Subscriptions received for
  common stock through
  public offerings and
  distribution reinvestment
  plan                            48,911          489      488,622            -            -            -      489,111            -


Retirement of common stock          (239)          (2)      (2,389)           -            -            -       (2,391)           -

Stock issuance costs                   -            -      (51,640)           -            -            -      (51,640)           -

Net earnings                           -            -            -       15,810            -            -       15,810       15,810

Minority interest distribu-
  tions in excess of contri-
  butions and accumulated
  earnings                             -            -            -            -            -        1,076        1,076            -

Current period adjustments
  to recognize change in
  value of cash flow hedges
  of equity investees
                                       -            -            -            -       (3,126)           -       (3,126)      (3,126)
                                                                                                                         -----------

Total comprehensive income             -            -            -            -            -            -            -   $   12,684
                                                                                                                         ===========
Distributions declared and paid
     ($.78 per share)                  -            -            -      (74,217)           -            -      (74,217)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2002     126,030   $    1,260   $1,115,745   $  (98,366)  $   (4,316)  $   (1,824)  $1,012,499
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
          Quarter Ended March 31, 2003 and Year Ended December 31, 2002
                (UNAUDITED) (in thousands, except per share data)

                                                                                                Minority
                                                                                                interest
                                                                                                distribu-
                                                                     Accumulated                tions in
                                    Common Stock                      distribu-   Accumulated   excess of
                              ------------------------    Capital      tions in     other        contr.                   Comprehen-
                               Number of                 excess of    excess of   comprehen-    and accum.                   sive
                                 shares     Par Value    par value  net earnings  sive loss     earnings       Total        income
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at December 31, 2002     126,030   $    1,260   $1,115,745      (98,366)      (4,316)      (1,824)  $1,012,499   $        -

Subscriptions received for
  common stock through
  public offerings and
  distribution reinvestment
  plan                            16,831          168      168,142            -            -            -      168,310            -

Retirement of common stock          (114)          (1)      (1,139)           -            -            -       (1,140)           -

Stock issuance costs                   -            -      (17,116)           -            -            -      (17,116)           -

Net earnings                           -            -            -        6,437            -            -        6,437        6,437

Minority interest distribu-
  tions in excess of contri-
  butions and accumulated
  earnings                             -            -            -            -            -           34           34            -

Current period adjustments
  to recognize change in
  value of cash flow hedges
  of equity investees                  -            -            -            -           29            -           29           29
                                                                                                                         -----------
Total comprehensive income
                                       -            -            -            -            -            -            -   $    6,466
                                                                                                                         ===========
Distributions declared and
  paid ($.19 per share)                -            -            -      (25,396)           -            -      (25,396)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at March 31, 2003        142,747   $    1,427   $1,265,632     (117,325)      (4,287)      (1,790)  $1,143,657
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                Quarter Ended March 31,
                                                                              2003                  2002
                                                                        ------------------    ------------------
Net cash provided by operating activities                               $          22,241     $          14,683
                                                                        ------------------    ------------------

Cash flows from investing activities:
    Additions to hotel properties                                                 (38,593)             (110,190)
    Investment in unconsolidated subsidiaries                                     (20,978)               (7,937)
    Deposit on property and other investments                                      (2,674)                    -
    Increase in restricted cash                                                      (618)               (1,203)
    Increase in other assets                                                      (12,711)               (3,400)
                                                                        ------------------    ------------------
             Net cash used in investing activities                                (75,574)             (122,730)
                                                                        ------------------    ------------------
Cash flows from financing activities:
    Draws (repayments) on line of credit                                               (2)               42,203
    Proceeds from borrowings on construction loan                                     525                     -
    Payment of loan costs                                                          (1,746)                 (792)
    Proceeds from mortgage loans and other notes payable                                -                11,478
    Principal payments on mortgage loans                                             (386)                 (500)
    Subscriptions received from stockholders                                      168,310                74,171
    Distributions to stockholders                                                 (25,396)              (15,432)
    Distributions to minority interest                                                (23)                 (108)
    Retirement of common stock                                                     (1,140)                 (706)
    Payment of stock issuance costs                                               (17,116)               (7,870)
                                                                        ------------------    ------------------
             Net cash provided by financing activities                            123,026               102,444
                                                                        ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                               69,693                (5,603)

Cash and cash equivalents at beginning of period                                   48,993                44,825
                                                                        ------------------    ------------------
Cash and cash equivalents at end of period                              $         118,686     $          39,222
                                                                        ==================    ==================


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (in thousands)


                                                                               Quarter Ended March 31,
                                                                               2003               2002
                                                                        ------------------    ------------------
Supplemental schedule of non-cash investing activities:

    Amounts incurred but not paid for construction in
      progress                                                          $             109     $           3,526
                                                                        ==================    ==================

    Contribution of one hotel property to an unconsolidated
      joint venture                                                     $          74,093     $               -
                                                                        ==================    =================

Supplemental schedule of non-cash financing activities:

    Non-cash reduction in tax incremental financing note                $               -     $              74
                                                                        ==================    =================

    Distributions declared but not paid to minority interest            $              98     $             108
                                                                        ==================    =================



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002

1.   Organization:
     -------------

     CNL Hospitality Properties, Inc. (the "Company") was organized pursuant to the laws of the State of Maryland on June 12, 1996. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL MI-4 Hotel, LP, CNL Foothill Hotel Partnership, LP and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT") and is engaged in the acquisition, development and ownership of hotel properties ("Properties"). The Company has contracted with CNL Hospitality Corp. (its "Advisor") to conduct the day-to-day operations of its business.

     The Company leases most of its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage. See Note 11, "Credit Enhancements," for additional information on credit enhancements.

2.   Summary of Significant Accounting Policies:
     -------------------------------------------

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim period presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

     Reclassification - Certain items in the prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

     Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

2.   Summary of Significant Accounting Policies - Continued:
     -------------------------------------------------------

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

     Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The purpose of consolidating variable interest entities is to provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of March 31, 2003, the Company is evaluating the effect of FIN 46. Under the terms of some or all of the Company's unconsolidated subsidiaries' formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 10, "Commitments and Contingencies"). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries discussed in Note 3, "Investments in Unconsolidated Subsidiaries" upon implementation of FIN 46.

3.   Investments in Unconsolidated Subsidiaries:
     -------------------------------------------

     Hilton 2 Partnership - On February 20, 2003, the Company conveyed a Doubletree hotel located in Arlington, Virginia ("the Doubletree Crystal City Property"), which was originally acquired in December 2002, and Hilton Hotels Corporation ("Hilton") conveyed a Hilton hotel located in Rye, New York (the "Hilton Rye Town Property"), to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the "Hilton 2 Partnership"). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties - one each located in Orlando, Florida, Arlington, Virginia, and Santa Clara, California - for a purchase price of $104.5 million. At the time of acquisition/contribution, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

3.   Investments in Unconsolidated Subsidiaries - Continued:
     -------------------------------------------------------

     The Company has investments in several other joint ventures and partnerships with third parties who share the decision-making and control for these entities. The borrowers on the loans are legally separate entities, having separate assets and liabilities from the Company and, therefore, the assets and credit of the respective entities may not be available to satisfy the debts and other obligations of the Company. Likewise, the assets and credit of the Company may not be available to satisfy the debts and other obligations of the borrowers on the loans of these other entities. The following presents unaudited condensed financial information for these investments as of and for the quarter ended March 31, 2003 (in thousands):


                 Desert Ridge
                   Resort      WB Resort     CNL HHC      CNL IHC                     CTM
                  Partners,    Partners,    Partners,    Partners,   CY-SH Hotel    Partners    CNL Plaza     CNL HHC
                     LLC          LLC          LLP          LP       Parent, LP       LLC          Ltd.        II, LP       Total
                 -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Hotel Properties $  273,526   $  196,312   $  220,170   $   34,855   $   79,988   $        -   $        -   $  368,560   $1,173,411
Other assets         35,079       20,255       12,750        2,847        3,744       12,514       63,787       28,980      179,956
Mortgages and
 other notes
 payable            251,238      163,347      100,053       15,838       59,121        2,448       63,794      224,741      880,580
Other liabili-
 ties                41,428       13,878        5,610          722        3,311        1,000          594       10,672       77,215
Partners'
 capital             15,939       39,342      127,257       21,142       21,300        9,066         (601)     162,127      395,572
Revenues             28,688       13,489       17,204        2,359        3,359        1,682        2,702       25,923       95,406
Cost of sales        12,180       5,364         6,671          597        1,208        2,369          829       10,497       39,715
Expenses             17,260       12,972        9,234        1,559        3,423          473        1,750       12,063       58,734
Net income
 (loss)                (752)      (4,847)       1,299          203       (1,272)      (1,160)         123        3,363       (3,043)
Income
 (loss) alloca-
 ble to the
 Company               (331)      (2,375)         909          173         (636)        (363)          12        2,522          (89)
Other comprehen-
 sive income
 (loss) alloca-
 ble to the
 Company                 30            -           (1)           -            -            -            -            -           29
Difference be-
 tween carrying
 amount of
 investment and
 Company's share
 of partners'
 capital              4,711        4,482        7,783        1,508        1,780            -            -       13,847       34,111
Company's owner-
 ship interest
 at end of
 period               44.0%        49.0%        70.0%        85.0%        50.0%       31.25%        10.0%        75.0%



                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

3.   Investments in Unconsolidated Subsidiaries - Continued:

     The following presents condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2002 (in thousands):


                Desert Ridge
                   Resort      WB Resort     CNL HHC      CNL IHC                     CTM
                  Partners,    Partners,    Partners,    Partners,   CY-SH Hotel    Partners    CNL Plaza     CNL HHC
                     LLC          LLC          LLP          LP       Parent, LP       LLC          Ltd.        II, LP       Total
                 -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Hotel Properties $  269,925   $  198,140   $  218,268   $   35,073   $   80,374   $        -   $        -   $  122,493   $  924,273
Other assets         20,543       22,091        9,439        2,995        3,733       12,623       63,735        5,291      140,450
Mortgages and
 other notes
 payable            230,176      157,798      100,000       15,909       57,160        2,247       64,061       78,650      706,001
Other liabil-
 ities               41,065       15,834        7,075          814        3,725          220          398        5,673       74,804
Partners'
 capital             19,227       46,599      120,632       21,345       23,222       10,156         (724)      43,461      283,918
Revenues              7,344       46,667       61,598        6,825        8,564        1,400        6,088          694      139,180
Cost of sales         7,016       20,407       25,809        1,800        2,899        3,941        1,946          386       64,204
Expenses             15,680       44,639       34,990        4,114        7,011        1,604        4,086          549      112,673
Net income
 (loss)             (15,352)     (18,379)         799          911       (1,346)      (4,145)          56         (241)     (37,697)
Income (loss)
 allocable to
 the Company         (6,547)      (9,006)         560          713         (673)      (1,036)           6         (181)     (16,164)
Other comprehen-
 sive income
 (loss)
 allocable to
 the Company         (2,572)           -         (554)           -            -            -            -            -       (3,126)
Difference
 between
 carrying amount
 of investment
 and Company's
 share of
 partners'
 capital              3,642        3,503        7,302        2,050        1,831            -            -        4,501       22,829
Company's owner-
 ship interest
 at end of
 period               44.0%        49.0%        70.0%        85.0%        50.0%       31.25%        10.0%        75.0%


                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

3.   Investments in Unconsolidated Subsidiaries - Continued:
     -------------------------------------------------------

     The difference between the carrying amount of the investments in the above entities and the Company's share of partners' capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years, the estimated weighted average depreciable lives of the Company's hotel Properties.

     The Company earned distributions from the following partnerships during the quarters ended March 31, 2003 and 2002, which reduce the carrying value of the investment (in thousands):

                                                           March 31,
                                                      2003           2002
                                                   -----------   -----------
     Desert Ridge Resort Partners, LLC             $      713    $      239
     WB Resort Partners, LP                             1,181           818
     CNL HHC Partners, LP                                   -         1,491
     CY-SF Hotel Parent, LP                               320             -
                                                   -----------   -----------
                                                   $    2,214    $    2,548
                                                  ===========    ===========



     As of March 31, 2003 and December 31, 2002, the Company had approximately $2.2 million and $2.5 million, respectively, in distributions receivable from the above partnerships, which are included in due from related parties in the accompanying consolidated balance sheets.

4.   Hotel Properties:
     -----------------

     During the quarter ended March 31, 2003, the Company acquired the Hyatt Regency Coral Gables, located in Miami, Florida for a purchase price of $36 million (the "Hyatt Coral Gables Property"). The Hyatt Coral Gables
     Property is leased by a TRS entity of the Company and is managed by an affiliate of Hyatt Corporation.

     The following presents unaudited pro forma results of operations of the Company as if the Hyatt Coral Gables Property was owned during the entire period for the quarters ended March 31, 2003 and 2002 (in thousands): March 31, 2003 2002

                                                           March 31,
                                                      2003           2002
                                                   -----------   -----------


     Revenues                                      $   54,535    $   31,530
     Expenses                                          48,362        27,050
     Net Earnings                                       6,027         3,241
     Basic and diluted earnings per share          $     0.05    $     0.04

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

5.   Indebtedness:
     -------------

     Indebtedness consists of the following at (in thousands):

                                                    March 31,   December 31,
                                                       2003         2002
                                                   -----------   -----------
Mortgages payable and accrued interest             $  206,820    $  207,206
Construction loan facilities                           21,806        21,280
Tax incremental financing note                          8,458         8,459
Line of credit                                         24,077        24,079
                                                   -----------   -----------
                                                   $  261,161    $  261,024
                                                   ===========   ===========

6.   Distributions:
     --------------

     For the quarters ended March 31, 2003 and 2002, approximately 42 percent and 41 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 58 percent and 59 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2003 or 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.







                            Intentionally Left Blank

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

7.   Related Party Transactions:
     ---------------------------

     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer for the Company's equity offerings, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company's assets.

     Amounts incurred relating to these transactions with affiliates were as follows for the quarters ended March 31 (in thousands):

                                                      2003          2002
                                                   -----------   -----------
CNL Securities Corp.:
     Selling commissions*                          $   12,662    $    5,559
     Marketing support fee and
      due diligence expense
      reimbursements*                                     842           371
                                                   -----------   -----------
                                                       13,504         5,930
                                                   -----------   -----------

Advisor and its affiliates:
     Acquisition fees                                  12,466         4,435
     Development fees                                     673           339
     Asset management fees                              2,343         1,381
                                                   -----------   -----------
                                                       15,482         6,155
                                                   -----------   -----------
                                                   $   28,986    $   12,085
                                                   ===========   ===========

     * The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

     Of these amounts, approximately $1.2 million and $2.5 million is included in due to related parties in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

7.   Related Party Transactions - Continued:
     ---------------------------------------

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31 (in thousands): 2003 2002

                                                      2003          2002
                                                   -----------   -----------
     Stock issuance costs                          $    1,084    $      693
     General operating and administrative expenses        307           412
                                                   -----------   -----------
                                                   $    1,391    $    1,105
                                                   ===========   ===========

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $16.2 million and $14.9 million at March 31, 2003 and December 31, 2002, respectively.

     EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business.

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $0.3 million. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

8.   Concentration of Credit Risk:
     -----------------------------

     A significant portion of the Company's rental income and hotel revenues were earned from Properties operating as various Marriott International, Inc. ("Marriott") and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

9.   Stockholders' Equity:
     ---------------------

     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth public offering (the "2002 Offering") on February 4, 2003. Of the 175 million shares of common stock to be offered, up to 25 million are available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Company's 2002 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

10.  Commitments and Contingencies:
     ------------------------------

     From time to time the Company may be exposed to litigation arising from the operation of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     As of March 31, 2003, the Company had commitments to (i) acquire or develop three hotel Properties for an anticipated aggregate purchase price of approximately $227 million, (ii) construct or complete construction on one Property, with an estimated cost of approximately $18.3 million and (iii) fund the remaining total of approximately $2.9 million for property improvements in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit (the "Revolving LOC") and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, the leases with respect to nine Properties currently leased to third-party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the Company does not assume these leases by the deadline, the Company has agreed to return approximately $3 million in security deposits it holds on three of the Properties. If these conditions are met and the Company does assume these leases, the Company will not be obligated to pay any additional consideration for the leasehold position and the manager will be allowed to participate, through incentive fees, in any additional earnings above what would otherwise be the minimum rent. Additionally, if the conditions are met and the Company assumes these leases, it would be released from its current obligation to return the security deposits it holds on these three Properties.

     In addition to its commitments to lenders under its loan agreements and obligations to fund Property acquisitions and development, the Company is a party to certain contracts which may result in future obligations to third parties. See description of obligations below.

     Earnout Provisions on Property Acquisitions - The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain pre-defined threshold, additional consideration will be due from the Company to the prior owner of such Properties. The earnout provision period terminates on May 31, 2004, at which time the Company will have no further liability under this provision. The maximum amount of consideration that the Company may be obligated to pay is approximately $2.5 million.

     Guarantee of Debt on Behalf of Unconsolidated Subsidiaries - The Company has guaranteed 16.67% of a $15.5 million note payable on behalf of a subsidiary of CNL Plaza, Ltd. The total liability of the Company under this arrangement is capped at approximately $2.6 million, plus interest on such amount. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

     Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries - The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower. This guarantee will be in effect until the loans have been paid in full.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

10.  Commitments and Contingencies - Continued:
     ------------------------------------------

     Irrevocable Letter of Credit - The Company has obtained an irrevocable letter of credit for the benefit of a lender in the amount of $0.8 million. The letter of credit is automatically extended each fiscal year until November 10, 2007. The Company could be liable to the extent that drawings under the letter of credit occur.

     Refundable Tenant Security Deposits - The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12.9 million as of March 31, 2003.

     Marriott Put Option - Marriott has the right on certain partnerships with the Company to require the Company to buy-out a portion of Marriott's ownership. These rights are available if certain predefined operating results are obtained. Should such conditions be met, the Company may be obligated to buy interests valued at approximately $11.1 million.

     Pending Investments - As of March 31, 2003, the Company had commitments to acquire and develop three hotel Properties for an anticipated aggregate purchase price of approximately $227 million.

11.  Credit Enhancements
     -------------------

     The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries. All of the credit enhancements are subject to expiration, or "burn-off" provisions over time. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the events of September 11, 2001 and a general downturn in the overall economy, the Company's net earnings and cash flows were substantially enhanced by these credit features. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company's results of operations and its ability to pay distributions to stockholders may be adversely affected. The following are summaries of the various types of credit enhancements that the Company benefits from:

     Limited Rent Guarantees - Limited rent guarantees ("LRG") are provided by hotel managers to the Company for Properties which the Company leases on a triple-net basis to unrelated third-party tenants. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company. The expiration of LRGs may result in the inability of the Company to collect rent from its third party tenants. The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

                                                               Unconsolidated
                                                    Company     Subsidiaries
                                                   -----------   -----------
     Amount of LRG available as of
     December 31, 2002                             $    1,327    $        -
     Utilization during quarter ended
       March 31, 2003                                    (224)            -
                                                   -----------   -----------
     Amount of LRG available as of
       March 31, 2003                              $    1,103    $        -
                                                   ===========   ===========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

11.  Credit Enhancements - Continued:
     --------------------------------

     Threshold Guarantees - Threshold guarantees ("TG") are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as liabilities by the Company, depending upon whether the funded amounts maybe required to be repaid by the Company in the future. The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods. The following table summarizes the amounts and utilization of the Company's TGs (in thousands):


                                                               Unconsolidated
                                                    Company     Subsidiaries
                                                   -----------   -----------
     Amount of TG available as of                  $   37,515    $        -
       December 31, 2002
     Utilization during quarter ended
       March 31, 2003                                  (5,083)            -
                                                   -----------   -----------
     Amount of TG available as of
       March 31, 2003                              $   32,432    $        -
                                                   ===========   ===========


     During the quarters ended March 31, 2003 and 2002, the Company has recognized approximately $2.7 million and $0, respectively, in other income, approximately $0.5 million and $0, respectively, as a reduction in base management fees and has not recorded any liabilities related to funding under its TG's. On ten of the Company's Properties, the guarantee funding is treated like LRG funding until the leases for these Properties are assumed by the Company. Until that time, TG funding for these Properties is funded directly to third party tenants of these Properties, which in turn allows them to make periodic rental payments as discussed above. There is no guarantee that the Company will assume the leases for these ten Properties. The amount of rental income from operating leases related to TG funding for these Properties was approximately $2.2 million during the quarter ended March 31, 2003.

     Liquidity Facility Loans - Liquidity Facility Loans ("LFL") are provided by hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay amounts funded. The expiration of LFLs for the Company's Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company's LFLs (in thousands):

                                                               Unconsolidated
                                                     Company     Subsidiaries
                                                   -----------   -----------
     Amount of LFL available as of
       December 31, 2002                           $    4,538    $   40,645

     Utilization during quarter ended
       March 31, 2003                                    (976)      (12,098)
                                                   -----------   -----------
     Amount of LFL available as of
       March 31, 2003                              $    3,562    $   28,547
                                                   ===========   ===========


     As of March 31, 2003 and December 31, 2002, the Company had liabilities of approximately $6.9 million and $5.6 million, respectively, and the Company's unconsolidated subsidiaries had liabilities of approximately $36.0 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is out of operating cash flow in excess of minimum returns to the Company.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

11.  Credit Enhancements - Continued:
     --------------------------------

     Senior Loan Guarantees - Senior loan guarantees ("SLG") are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company's ability to pay debt service. The following table summarizes the amounts and utilization of the Company's SLGs (in thousands):

                                                                Unconsolidated
                                                     Company     Subsidiaries
                                                   -----------   -----------
     Amount of SLG available as
       of December 31, 2002                        $        -    $   26,480
     Utilization during quarter ended
       March 31, 2003                                       -        (1,971)
                                                   -----------   -----------
     Amount of SLG available as of
       March 31, 2003                              $        -    $   24,509
                                                   ===========   ===========


     As of March 31, 2003 and December 31, 2002, the Company's unconsolidated subsidiaries had liabilities of approximately $10.5 and $8.5 million, respectively, from SLG funding.

12.  Subsequent Events:
     ------------------

     During the period April 1, 2003 through May 9, 2003, the Company received subscription proceeds of approximately $89.3 million for approximately 8.9 million shares of common stock.

     On April 1, 2003 and May 1, 2003, the Company declared distributions to stockholders of record on April 1, 2003 and May 1, 2003, totaling approximately $9.2 million and $9.7 million respectively, or $0.064583 per share, payable by June 30, 2003.

     On April 9, 2003, the Company entered into a land lease relating to a parcel of land on which a Renaissance Hotel will be developed. The estimated total cost of the construction is approximately $45.7 million. In connection with the development of this Property, the Company renegotiated its current construction loan facility, which increased the amount available under the facility to $64 million. This facility will be used to fund the construction of this and other hotel Properties.

     On April 21, 2003, the Company invested $10 million in convertible preferred partnership units of Hersha Hospitality Limited Partnership ("HLP"). The Company has committed to invest up to an additional $15 million in HLP and may invest up to $40 million in joint ventures with HLP. The investment in HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution, paid quarterly, and the proposed investment in joint ventures with HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that such distributions or returns will be paid.

     On April 21, 2003, the Company purchased the New Orleans Grande Hotel for a purchase price of $92.5 million. In connection with the acquisition of this Property, the Company assumed permanent financing of approximately $46.7 million. The Company expects to spend approximately $10 million over the first two years following the acquisition for property improvements relating to this Property. The New Orleans Grande Hotel was converted to a JW Marriott Hotel upon acquisition.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT'D
                     Quarters Ended March 31, 2003 and 2002

12.  Subsequent Events - Continued:
     ------------------------------

     On May 8, 2003, the Company and RFS Hotel Investors, Inc., a Tennessee REIT ("RFS"), entered into an agreement under which the Company, through its subsidiaries, will acquire RFS for approximately $383 million in cash
     ($12.35 per share). Upon consummation of the transactions contemplated by such agreement, RFS, which is currently publicly traded on the New York Stock Exchange under the symbol "RFS", will cease to exist as a separate corporate entity and its assets will be held by indirect wholly owned subsidiaries of the Company. Upon closing such transaction, the Company will assume the outstanding debt of RFS and its subsidiaries (approximately $304.6 million as of March 31, 2003). The Company has received a commitment to initially finance the transaction with a bridge loan of approximately $320 million from an affiliate of Bank of America, which is expected to be repaid with proceeds from the issuance of debt securities and proceeds that the Company receives from the sale of its common stock through the 2003 Offering. In a separate transaction on May 9, 2003, the Company purchased from RFS one million newly issued shares of RFS' common stock at a price per share of $12.35 in cash.

     The Company currently is seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is based on the condensed consolidated financial statements of the Company as of March 31, 2003 and December 31, 2002 and for the quarters ended March 31, 2003 and 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto. Certain amounts for the quarters ended March 31, 2002 have been reclassified to conform to the current presentation.

          The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the  Securities  Exchange  Act of 1934,  as  amended.  These statements  generally  are  characterized  by the  use  of  terms  such  as
     "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. Military participation in war or other combat operations, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage loans ("Mortgage Loans"), and the ability of such tenants and borrowers to make payments under their respective leases or Mortgage Loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

          CNL Hospitality Properties, Inc. (the "Company") was organized pursuant to the laws of the State of Maryland on June 12, 1996. The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL MI-4 Hotel, LP, CNL Foothill Hotel Partnership, LP and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT") and is engaged in the acquisition, development and ownership of hotel properties ("Properties"). The Company has contracted with CNL Hospitality Corp. (its "Advisor") to conduct the day-to-day operations of its business.

          The Company leases most of its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party managers to operate the Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage.

          As of March 31, 2003, the Company acquired, directly or indirectly through its subsidiaries, interests in 60 Properties, with the following brand affiliations:

     Brand Affiliation                         Hotel Properties   Rooms/Suites
     ---------------------------------------   ----------------  --------------
     Full Service Hotels:
        DoubleTree Hotels                             2              1,131
        Marriott Hotels, Resorts and Suites           2              1,657
        Marriott Suites                               1                266
        JW Marriott                                   1                950
        Hilton Hotels                                 4              1,851
        Hilton Suites                                 1                224
        Wyndham Hotels and Resorts                    2                390
        Embassy Suites Hotels                         4                974
        Hyatt Hotels and Resorts                      1                242
                                               ----------------  --------------
                                                     18              7,685
                                               ----------------  --------------

     Extended Stay Hotels:
        Residence Inn by Marriott                    12              2,051
        TownePlace Suites by Marriott                 5                556
        SpringHill Suites by Marrriott                8              1,455
                                               ----------------  --------------
                                                     25              4,062
                                               ----------------  --------------
     Limited Service Hotels:
        Hampton Inn                                   1                176
        Courtyard by Marriott                        15              3,253
        Fairfield Inn                                 1                388
                                               ----------------  --------------
                                                     17              3,817
                                               ----------------  --------------
     Total                                           60             15,564
                                               ================  ==============

                              Results of Operations


     Hotel Operating Statistics

          As of March 31, 2003, the Company had acquired interests, directly or indirectly through its unconsolidated subsidiaries, in 60 Properties, located in 22 states, consisting of land, buildings and equipment, including 18 Properties through interests in four partnerships with Marriott, two partnerships with Hilton, and one partnership with Interstate Hotels and Resorts. As of March 31, 2003, the Company also owned a parcel of land on which a hotel is being developed. Of the 60 Properties currently operating, the Company currently leases 48 to TRS entities, with management performed by third-party operators, and it leases 12 Properties on a triple-net basis to third-party operators. Management regularly reviews operating statistics such as revenue per available room ("REVPAR"), average daily rate ("ADR"), net operating income ("NOI") and occupancy at the Company's Properties in order to gauge how well they are performing as compared with the industry and past results. The following tables present information related to the Company's 60 operating properties as well as unaudited REVPAR, ADR and occupancy data for the various hotel brands that the Company owned as of March 31, 2003 for the quarter ended March 31, 2003.





















                            Intentionally Left Blank



       Properties Owned Directly or Indirectly by the                                Number of
                           Company                               Date Acquired          Rooms
     ----------------------------------------------------      ------------------   ------------

Full Service Hotels:

     DoubleTree
          DoubleTree Hotel Crystal City                        December 19, 2002         631
          DoubleTree Lincoln Centre                            December 24, 2002         500
     Marriott
          Waikiki Beach Marriott Resort                        July 27, 2001           1,310
          Bridgewater Marriott Hotel                           June 14, 2002             347
     Marriott Suites
          Dallas Marriott Suite Market Center                  February 24, 1999         266
     JW Marriott
          JW Marriott Desert Ridge Resort & Spa                November 30, 2002         950
     Hilton
          Hilton Miami Airport & Towers                        September 6, 2001         500
          Hilton Costa Mesa                                    September 17, 2001        486
          Hilton Tucson El Conquistador                        December 24, 2002         428
          Hilton Rye Town                                      February 20, 2003         437
     Hilton Suites
          Hilton Suites Auburn Hills                           September 27, 2001        224
     Wyndham
          Wyndham Denver Tech Center                           May 31, 2000              180
          Wyndham Billerica                                    May 31, 2000              210
     Embassy Suites
          Embassy Suites Hotel Portland-Downtown               September 27, 2001        276
          Embassy Suites Hotel Orlando Airport                 February 20, 2003         174
          Embassy Suites Hotel Crystal City-National Airport   February 20, 2003         267
          Embassy Suites Hotel Santa Clara-Silicon Valley      February 20, 2003         257
     Hyatt
          Hyatt Regency Coral Gables                           February 20, 2003         242

Extended Stay Hotels:

     Residence Inn by Marriott
          Residence Inn Atlanta-Gwinnett Place                 July 31, 1998             132
          Residence Inn Atlanta-Buckhead                       July 31, 1998             150
          Residence Inn Las Vegas Hughes Center                February 24, 1999         256
          Residence Inn Dallas Plano                           February 24, 1999         126
          Residence Inn Phoenix Airport                        June 19, 1999             200
          Residence Inn San Diego-Sorento Mesa                 December 10, 1999         150
          Residence Inn Palm Desert                            June 16, 2000             130
          Residence Inn Fairfax/Merrifield                     July 28, 2000             149
          Residence Inn Salt Lake City Cottonwood              August 18, 2000           144
          Residence Inn Hartford/Manchester                    November 19, 2001          96
          Residence Inn Orlando/Sea World International        February 14, 2002         350
          Residence Inn San Jose-Newark                        November 16, 2002         168





       Properties Owned Directly or Indirectly by the                                Number of
                           Company                               Date Acquired          Rooms
     ----------------------------------------------------      ------------------   ------------


     TownePlace Suites by Marriott
          TownePlace Suites Portland/Scarborough               August 18, 2000            95
          TownePlace Suites Philadelphia/Mt. Laurel            August 18, 2000            95
          TownePlace Suites Boston Tewksbury                   August 18, 2000            95
          TownePlace Suites Newark/Silicon Valley              November 3, 2000          127
          TownePlace Suites Los Angeles/Manhattan Beach        January 18, 2002          144
     SpringHill Suites by Marriott
          SpringHill Suites Gaithersburg                       July 28, 2000             162
          SpringHill Suites @ Lake Buena Vista                 December 15, 2000         400
          SpringHill Suites Durham/RTP                         February 2, 2001          120
          SpringHill Suites Centreville/Manassas               March 23, 2001            136
          SpringHill Suites Charlotte University               March 23, 2001            136
          SpringHill Suites Richmond/Virginia Center           December 28, 2001         136
          SpringHill Suites Manhattan Beach-Hawthorne          January 18, 2002          164
          SpringHill Suites Philadelphia/Plymouth Meeting      January 18, 2002          201

Limited Service Hotels:

     Hampton Inn
          Hampton Inn Houston Galleria                         September 3, 2002         176
     Courtyard by Marriott
          Courtyard Dallas Plano in Legacy Park                February 24, 1999         153
          Courtyard Scottsdale Downtown                        June 16, 1999             180
          Courtyard Seattle Downtown/Lake Union                June 16, 1999             250
          Courtyard Philadelphia Downtown                      November 15, 1999         498
          Courtyard Palm Desert                                June 16, 2000             151
          Courtyard Alpharetta Atlanta                         August 18, 2000           154
          Courtyard Marriott Village @ Lake Buena Vista        November 21, 2000         312
          Courtyard Overland Park Convention Center            February 2, 2001          168
          Courtyard Hartford Manchester                        November 19, 2001          90
          Courtyard Oakland Airport                            December 28, 2001         156
          Courtyard Ft. Lauderdale Weston                      February 15, 2002         174
          Courtyard Basking Ridge                              March 1, 2002             235
          Courtyard San Francisco                              June 14, 2002             405
          Courtyard Newark/Silicon Valley                      October 25, 2002          181
          Courtyard Edison-Raritan Center                      November 4, 2002          146
     Fairfield Inn
          Fairfield Inn @ Lake Buena Vista                     November 21, 2000         388
                                                                                    ------------
 Total Rooms                                                                          15,564
                                                                                    ============

Hotel operating statistics (Unaudited):

                                             Quarter Ended March 31, 2003
                                         --------------------------------------
              Hotel Brand                  RevPAR         ADR      Occupancy
---------------------------------------- -----------  ----------- -------------
DoubleTree                                $  73.12     $ 111.32      65.7%
Marriott, Marriott Suites, JW Marriott      112.89       153.31      73.6%
Hilton and Hilton Suites                     88.03       125.14      70.3%
Wyndham                                      41.66        87.01      47.9%
Embassy Suites                               94.78       130.59      72.6%
Hyatt                                       179.04       221.13      81.0%
Residence Inn by Marriott                    71.94        98.14      73.3%
TownePlace Suites by Marriott                43.33        61.59      70.4%
SpringHill Suites by Marriott                50.62        78.32      64.7%
Hampton Inn                                  69.16        96.07      72.0%
Courtyard by Marriott                        67.54       104.38      65.0%
Fairfield Inn                                38.92        60.10      64.7%



     The Company has year over year operating data for 45 of its hotel Properties for the quarters ended March 31, 2003 and 2002. The following table summarizes REVPAR, ADR, NOI and occupancy for these Properties during these periods:




                                   Quarter Ended
                              March 31,     March 31,
                                2003           2002         Variance
                            ------------   ------------   ------------
North America (45 hotels)
    REVPAR                  $     68.34        64.73           6%
    ADR                           96.26        98.59          -2%
    Occupany                        71%           65%          9%
    Same Store NOI               16,394       17,201          -5%

Comparison of quarter ended March 31, 2003 to quarter ended March 31, 2002

Revenues
     During the quarters ended March 31, 2003 and 2002, the Company earned hotel operating revenues of approximately $38.3 million and $14.7 million, respectively. In addition, the Company earned rental income from operating leases and FF&E Reserve income of approximately $8.7 million and $12.0 million for the quarters ended March 31, 2003 and 2002, respectively. The increase in hotel revenues and the decrease in rental income and FF&E Reserve income was due to the Company investing in new Properties and leasing to TRS entities, as well as taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties during the year ended December 31, 2002. For these Properties, rental income from operating leases that was recorded in the past has been replaced with hotel operating revenues and expenses as of the time that the lease assumption occurred. Additionally, all of the new Properties acquired in 2002 and 2003 are leased to TRS entities of the Company or of its partnerships and operated using third-party managers. Because of the additional acquisitions in 2002 and in the first quarter of 2003 and the additional Property acquisitions that are expected to occur, results of operations are not expected to be indicative of future periods.

Interest and Other Income
     During the quarters ended March 31, 2003 and 2002, the Company earned approximately $3.2 million and $0.5 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments and from other income. Other income of $2.7 million and $0 was earned as a result of credit enhancement funding during the quarters ended March 31, 2003 and 2002, respectively. Interest income remained consistent during the quarters ended March 31, 2003 and 2002. As net offering proceeds are invested in Properties or other permitted investments, the percentage of the Company's total revenues from interest income will vary depending on the amount of offering proceeds, the timing of investments and interest rates in effect.

Operating  Expenses
     Operating expenses, including amortization and depreciation, interest expenses, asset management fees and hotel expenses of consolidated subsidiaries, were approximately $43.6 million and $22.3 million for the quarters ended March 31, 2003 and 2002, respectively (87% and 82%, respectively, of total revenues). The increase in operating expenses during the quarter ended March 31, 2003, as compared to 2002, was the result of the Company owning interests in 60 operating Properties during 2003 compared to 47 Properties during 2002. Additionally, during the quarters ended March 31, 2003 and 2002, the Company incurred hotel expenses of approximately $26.2 million and $8.7 million, respectively, primarily due to the increase in the number of Properties leased to TRS entities, as described above in "Revenues." Further, interest expense increased from approximately $4.3 million for the quarter ended March 31, 2002 to approximately $5.0 million for the quarter ended March 31, 2003, primarily due to additional proceeds from permanent financing. General and administrative expenses for the quarter ended March 31, 2003 decreased approximately $0.1 million from March 31, 2002 due to a write off of bad debt of approximately $0.4 million during the quarter ended March 31, 2002 in connection with the Company taking assignment of certain leases from third parties, offset by increases due to growth in the Company. Total operating expenses are expected to increase as the Company acquires interests in additional Properties and invests in Mortgage Loans or other permitted investments. However, general operating and administrative expenses, exclusive of interest expense, as a percentage of total revenues is expected to decrease as the Company makes additional investments. Asset management fees increased from approximately $1.4 million to approximately $2.3 million for the quarters ended March 31, 2002 and 2003, respectively, due to the additional fees on newly acquired Properties.

Losses from Unconsolidated Subsidiaries
     Equity in losses of unconsolidated subsidiaries was approximately $89,000 and $1.2 million for the quarters ended March 31, 2003 and 2002, respectively. The losses during 2002 were primarily due to (i) marketing expenses incurred during the construction of the JW Marriott Desert Ridge Resort and Spa owned through a partnership, which opened in November 2002, (ii) losses at the Waikiki Beach Resort owned through a partnership which was open, but undergoing renovations during a significant portion of 2002, and (iii) losses at a startup partnership which owns the licensing rights to the Mobil Travel Guide. The improvement in 2003 was a result of the opening of the JW Marriott Desert Ridge Resort and Spa in November 2002. In addition, a new partnership in which the Company invested with Hilton experienced net income during 2003. Losses from the Desert Ridge Resort and Spa and the Waikiki Beach Resort may continue in 2003 until such time as these Properties establish market presence and capture market share, and could get worse if the economy fails to recover or becomes worse.

Net Earnings
     The increase in earnings from the comparable period in 2002 was primarily due to better performance of some of the Company's unconsolidated subsidiaries and the other income recognized from the funding of credit enhancements during 2003. This was offset by the decrease in revenues from the Properties held throughout the period due to the continued economic downturn on the U.S. economy, particularly the travel and lodging industry, and the military activity in the Middle East. The Company's net operating income for 45 "same store" hotels decreased approximately $0.8 million, from approximately $17.2 million to $16.4 million, from the quarter ended March 31, 2002 to the quarter ended March 31, 2003, respectively. Since late 2001, the Company's net earnings and cash flow have been significantly supported by credit enhancements. Because revenues have been supported by credit enhancements, net income may further decrease after credit enhancements expire if the economy and the Company's hotel operations do not stabilize prior to that time.

Concentration of Risk
     A significant portion of the Company's rental income and hotel revenues were earned from Properties operating as various Marriott and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes that the risk of such a default will be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

Current Economic Conditions
     The U.S.  economy  has  continued  to be  negatively  impacted by a general slowdown in business activity. Management currently expects the economic slowdown to continue throughout the remainder of 2003. In addition, the military activity in the Middle East will likely slow down the recovery in the lodging industry. As a result of these conditions, most of our hotel operators and managers have reported slower than expected recovery in the operating performance of our hotels. Many of our leases and operating agreements contain credit enhancement features such as guarantees, which are intended to cover payment of minimum returns to the Company. However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged. Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company's revenues and cash flows may decline or remain at reduced levels for extended periods.

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

     Management of the Company currently knows of no other trends that would have a material adverse effect on liquidity, capital resources or results of operations.

Funds from Operations
     Management considers funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases). FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

     The following is a reconciliation of net earnings to FFO for the quarters ended March 31 (in thousands):
                                                2003                 2002
                                         -----------------     -----------------
Net Earnings                                 $       6,437       $        3,651
  Adjustments:
    Effect of unconsolidated subsidiaries            6,401                2,771
    Effect of minority interest                        (59)                 (60)
    Depreciation and amortization of
      real estate assets                             8,337                6,052
                                         -----------------     -----------------
Funds from operations                        $      21,116       $       12,414
                                         ==================    =================

Weighted average shares:
  Basic and Diluted                                133,837               80,748
                                         ==================    =================

                         Liquidity and Capital Resources
                         -------------------------------

     The Company uses capital primarily to acquire or develop hotel Properties and invest in joint ventures, which acquire and own hotel Properties. Other smaller investments may be made in businesses which are ancillary to the lodging industry ("Ancillary Businesses"). Approximately 0.3% and 0.4% of the Company's total assets reflect investments in Ancillary Businesses as of March 31, 2003 and December 31, 2002, respectively. Additionally, the Company is required to distribute at least 90 percent of its taxable income to stockholders. The Company generally raised funds through the sales of common stock, the acquisition of permanent financing and through draws on its revolving line of credit (the "Revolving LOC").

Uses of Liquidity and Capital Resources

Property  Acquisitions
     During the quarter ended March 31, 2003, the Company acquired the Hyatt Regency Coral Gables, located in Miami, Florida for a purchase price of $36 million (the "Hyatt Coral Gables Property"). The Hyatt Coral Gables Property is leased by a TRS entity of the Company and is managed by an affiliate of Hyatt Corporation.

Investments in Unconsolidated Subsidiaries
     On February 20, 2003, the Company conveyed a Doubletree hotel located in Arlington, Virginia ("the Doubletree Crystal City Property"), which was originally acquired in December 2002, and Hilton Hotels Corporation ("Hilton") conveyed a Hilton hotel located in Rye, New York (the "Hilton Rye Town Property") to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the "Hilton 2 Partnership"). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties - one each located in Orlando, Florida, Arlington, Virginia, and Santa Clara, California - for a purchase price of $104.5 million. At the time of acquisition/contribution, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity.

Distributions
     During the quarters ended March 31, 2003 and 2002, the Company declared and paid distributions to its stockholders of approximately $25.4 million and $15.4 million, respectively. In addition, on April 1, 2003 and May 1, 2003, the Company declared distributions to stockholders of record on April 1, 2003 and May 1, 2003, totaling approximately $9.2 million and $9.7 million, respectively, or $0.064583 per share, payable by June 30, 2003.

     The Company has set its distribution policy based on a balanced analysis of both current and long-term stabilized cash flows of its Properties and value creation. During the quarter ended March 31, 2003 distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because the Company's acquisition strategy has focuses on opportunistically investing in larger portfolios, which allows the Company to obtain increased efficiencies as it invests the proceeds received from the 2003 Offering. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making such purchases. In addition, because many of the larger Properties that the Company is currently operating through joint ventures are undergoing or have recently been renovated, the cash distributions that the Company has received from these joint ventures are less that what is ultimately expected to be received once these Properties stabilize and obtain their projected market share. This trend is expected by management to continue at least through the remainder of 2003 as cash is invested and the renovated Properties stabilize. The reversal of this condition may be delayed if economic recovery is further delayed. During the current quarter the Company used borrowings on its Revolving LOC to cover the distribution shortfall.

     For the quarters ended March 31, 2003 and 2002, approximately 42 percent and 41 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 58 percent and 59 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2003 and 2002 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Redemptions
     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as listing of the Company's common stock on a national securities exchange or over-the-counter market ("Listing") occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may elect, at its discretion, to redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the quarters ended March 31, 2003 and 2002, approximately 114,000 shares and 77,000 shares, respectively, were redeemed at $9.20 per share (approximately $1.1 million and $0.7 million, respectively), and retired from shares outstanding of common stock.

Sources of Liquidity and Capital Resources

Equity Sales
     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth prior public offering (the "2002 Offering") on February 4, 2003. Of the 175 million shares of common stock to be offered, up to 25 million are available to stockholders purchasing shares through the reinvestment plan. The price per share and the other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as those for the Company's 2002 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

     As of March 31, 2003, net proceeds to the Company from its four prior public offerings and the 2003 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $1,684.4 million. As of such date, the Company has used approximately $777.5 million of net offering proceeds and approximately $276.9 million of loan proceeds to invest in 42 hotel Properties and a parcel of land on which a hotel Property was being constructed, approximately $231.6 million to invest in seven unconsolidated subsidiaries which own 18 Properties, including three Properties on which hotels were being constructed or renovated, approximately $10.0 million to redeem 1,080 shares of common stock, approximately $160.4 million to pay down the two construction lines of credit and approximately $101.4 million to pay acquisition fees and expenses, leaving approximately $126.6 million available for future investments.

     During the period April 1, 2003 through May 9, 2003, the Company received additional net offering proceeds of approximately $89.3 million from its 2003 Offering, used approximately $55.9 million to acquire one additional Property, invested $9.0 million in convertible preferred partnership units, invested approximately $12.4 million in common shares of RFS Hotel Investors, Inc. and had approximately $133.9 million available for investment in Properties and Mortgage Loans or other permitted investments. The Company expects to use the uninvested net proceeds from its offering to purchase interests in additional Properties and, to a lesser extent, invest in Mortgage Loans or other permitted investments such as investments in other real estate companies and partnerships. Additionally, the Company intends to borrow money to acquire interests in additional Properties, to invest in Mortgage Loans and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a Revolving LOC of approximately $96.7 million as described below. A total of approximately $72.7 million was available under the Revolving LOC as of March 31, 2003.

Debt Financing
     The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately 7 percent as of March 31, 2003.

     The Company's Revolving LOC is used to temporarily fund acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. The Company is able to receive cash advances of up to approximately $96.7 million until September 2006. Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year. Advances under the line of credit bear interest at an annual rate of 225 basis points above 30-day LIBOR (3.6 percent as of March 31, 2003) and are collateralized by certain hotel Properties. As of March 31, 2003, the Company had approximately $24.1 million, including accrued interest of approximately $0.1 million, outstanding under the Revolving LOC.

     In December 2002, the Company renegotiated its current construction loan facility, which resulted in an increased total borrowing capacity under the facility of $64 million. This construction loan facility expires in December 2005, and bears interest at a floating rate with a floor of 6.75 percent. This facility is being used to fund the construction of one hotel Property in California and another hotel Property in Florida. Another Property in Florida was constructed and opened in 2002. The outstanding construction cost of this Property remains outstanding under this loan. This facility may be used to fund the construction of other hotel Properties in the future. Approximately $21.8 million, including accrued interest of approximately $0.1 million, was outstanding under the construction loan facility as of March 31, 2003. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as of March 31, 2003, approximated the outstanding principal amount.






















                            Intentionally Left Blank

     As of March 31, 2003, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

                             Principal and
                           Accrued Interest                                                                           Interest
                             Balance (in                                Fixed Rate Per                                Payments
   Loan Description           thousands)             Maturity                Year             Variable Rate              Due
-------------------      -------------------   -------------------   -------------------   -------------------   -------------------
Three Properties
in Lake Buena Vista, FL   $         50,348         December 2007           8.335%                         -           Monthly

Seven Properties located
throughout the Western
United States                       84,241         July 2009                7.67%*                        -           Monthly

Property in
Philadelphia, PA                    31,961         December 2007            8.29%                         -           Monthly

Tax Incremental
Financing Note ("TIF
Note") on Property in
Philadelphia, PA                     8,458         June 2018               12.85%****                     -           Monthly

Portfolio of eight
Marriott Properties
located throughout the
United States*****                   9,119         November 2007            6.53%                         -           Monthly

One Property located in
New Jersey                          31,151         December 2007            5.84%                         -           Monthly

Three development
Properties, one in
California and two in
Florida                             21,806         December 2005                -               LIBOR + 275           Monthly
                                                                                                   bps***


Line of credit**                    24,077         September 2006               -               LIBOR + 225           Monthly
                                                                                                    bps

     *      Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.
     **     Revolving LOC.
     ***    The Construction LOC has an interest rate floor of 6.75 percent.
     ****   Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85%.
     *****  The Company has $81 million in additional funds available for drawing under the terms of this loan agreement. This amountmust be drawn by June 25, 2003.

Historical Cash Flows
     During the quarters ended March 31, 2003 and 2002, the Company generated cash from operating activities of approximately $22.2 million and $14.7 million, respectively, and cash used in investing activities was approximately $75.6 million and $122.7 million for the quarters ended March 31, 2003 and 2002, respectively. Cash used in investing activities consists primarily of additions to hotel Properties of approximately $38.6 million and $110.2 million during the quarters ended March 31, 2003 and 2002, respectively, and investments in unconsolidated subsidiaries of approximately $21.0 million and $7.9 million during the quarters ended March 31, 2003 and 2002, respectively.

     Cash provided by financing activities was approximately $123.0 million and $102.4 million for the quarters ended March 31, 2003, and 2002, respectively. Cash provided by financing activities for the quarters ended March 31, 2003 and 2002, includes the receipt of approximately $168.3 million and $74.2 million, respectively, in subscriptions from stockholders. In addition, distributions to stockholders for the quarters ended March 31, 2003 and 2002, were approximately $25.4 million and $15.4 million, respectively (or $0.19 and $0.19 per share, respectively).

     Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire interests in Properties. At March 31, 2003, the Company had approximately $118.7 million invested in short-term investments as compared to approximately $49.0 million at December 31, 2002. The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock offset by Property acquisitions during the first quarter of 2003 and additional investments in joint ventures to acquire Properties and to fund renovation costs. These funds will be used to purchase interests in additional Properties, to make Mortgage Loans or invest in other permitted investments, to pay offering expenses and acquisition fees and expenses, to pay distributions to stockholders and other Company expenses and, at management's discretion, to create cash reserves.

Liquidity Requirements
     The Company expects to meet its liquidity requirements, including payment of offering expenses, Property acquisitions and development, investments in Mortgage Loans and repayment of debt with proceeds from its equity offerings, advances under its Revolving LOC, cash flows from operations and refinancing of debt.

     Management believes that the Company has obtained reasonably adequate insurance coverage. However, certain types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against.

                                Other Information

Related Parties
     Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer for the Company's equity offerings, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company's assets.

     Amounts incurred relating to these transactions with affiliates were as follows for the quarters ended March 31 (in thousands):


                                        2003               2002
                                  ----------------   ----------------

CNL Securities Corp.:
    Selling commissions*          $     12,662       $      5,559
    Marketing support fee and
      due diligence expense
      reimbursements*                      842                371
                                  ----------------   ----------------
                                        13,504              5,930
                                  ----------------   ----------------

Advisor and its affiliates:
    Acquisition fees                    12,466              4,435
    Development fees                       673                339
    Asset management fees                2,343              1,381
                                  ----------------   ----------------
                                        15,482              6,155
                                  ----------------   ----------------
                                  $     28,986        $    12,085
                                  ================   ================


     * The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

     Of these amounts, approximately $1.2 million and $2.5 million is included in due to related parties in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, respectively.

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31 (in thousands):

                                        2003               2002
                                  -----------------  -----------------

Stock issuance costs              $      1,084        $       693
General operating and
administrative expenses                    307                412
                                  -----------------  -----------------
                                  $      1,391        $     1,105
                                  =================  =================



     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $16.2 million and $14.9 million at March 31, 2003 and December 31, 2002, respectively.

     EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business.

     In May 2002, the Company acquired a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $0.3 million. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

Commitments and Contingencies
     From time to time the Company may be exposed to litigation arising from the operation of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     As of March 31, 2003, the Company had commitments to (i) acquire or develop three hotel Properties for an anticipated aggregate purchase price of approximately $227 million, (ii) construct or complete construction on one Property, with an estimated cost of approximately $18.3 million and (iii) fund the remaining total of approximately $2.9 million for property improvements in two existing partnerships. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of additional Properties is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that these transactions will be entered into by the Company. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on the Revolving LOC and permanent financing.

     The Company has entered into an agreement whereby if certain conditions are met, the leases with respect to nine Properties currently leased to third-party tenants on a triple-net basis, must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the Company does not assume these leases by the deadline, the Company has agreed to return approximately $3 million in security deposits it holds on three of the Properties. If these conditions are met and the Company does assume these leases, the Company is will not be obligated to pay any additional consideration for the leasehold position and the manager will be allowed to participate, through incentive fees, in any additional earnings above what would otherwise be the minimum rent. Additionally, if the conditions are met and the Company assumes these leases, it would be released from its current obligation to return the security deposits it holds on these three Properties.

     In addition to its commitments to lenders under its loan agreements and obligations to fund Property acquisitions and development, the Company is a party to certain contracts which may result in future obligations to third parties. See description of obligations below.

The following table represents the Company's contractual cash obligations and related payment periods as of March 31, 2003:

      Contractual Cash                Less than 1
        Obligations                      Year              2-3 Years          4-5 Years          Thereafter             Total
-----------------------------    ------------------- ------------------- ------------------- ------------------- -------------------

Mortgages and other
  notes payable (including
  Revolving LOC and
  other liabilities)             $         3,383     $        27,843     $        81,654     $       155,150     $       268,030
Refundable tenant security
  deposits                                     -                   -                   -              12,883              12,883

                                 ------------------- ------------------- ------------------- ------------------- -------------------
Total                            $         3,383     $        27,843     $        81,654     $       168,033     $       280,913
                                 =================== =================== =================== =================== ===================


     Refundable Tenant Security Deposits - The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12.9 million as of March 31, 2003.

     The following table represents the Company's future potential commitments, contingencies and guarantees, which can be assigned a monetary value, and the related estimated expiration periods as of March 31, 2003:

       Commitments and
      Contingencies and             Less than 1
         Guarantees                    Year              2-3 Years            4-5 Years          Thereafter             Total
-----------------------------    ------------------- ------------------- ------------------- ------------------- -------------------

Guarantee of unsecured
  promissory note of
  unconsolidated subsidiary      $             -     $         2,583     $             -     $             -     $         2,583
Earnout provision                              -               2,472                   -                   -               2,472
Marriott put option                            -                   -                   -              11,050              11,050
Irrevocable letter of credit                   -                   -                   -                 775                 775
Pending investments                      227,100                   -                   -                   -             227,100
                                 ------------------  ------------------- ------------------  ------------------- -------------------
Total                            $       227,100     $        $5,055     $             -     $        11,825     $       243,980
                                 ==================  ==================  ==================  =================== ===================


     The Company does not anticipate being required to fund any of the potential commitments in the above table, with the exception of the pending investments, which are subject to the completion of due diligence procedures and other factors. The following paragraphs briefly describe the nature of some of the above commitments and contractual cash obligations.

     Guarantee of Debt on Behalf of Unconsolidated Subsidiaries - The Company has severally guaranteed 16.67% of a $15.5 million note payable on behalf of a subsidiary of CNL Plaza, Ltd. The maximum obligation to the Company is approximately $2.6 million, plus interest. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

     Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries - The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower. This guarantee will be in effect until the loans have been paid in full.

     Earnout Provisions on Property Acquisitions - The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain pre-defined threshold, additional consideration will be due to the prior owner. The earnout provision will terminate on May 31, 2004, at which time the Company will have no further liability. The maximum amount of consideration that the Company may be obligated to pay is approximately $2.5 million.

     Marriott Put Option - Marriott has the right on certain partnerships with the Company to require the Company to buy-out a portion of Marriott's ownership. These rights are available if certain predefined operating results are obtained. Should such conditions be met, the Company may be obligated to buy interests valued at approximately $11.1 million.

     Irrevocable Letter of Credit - The Company has obtained an irrevocable letter of credit for the benefit of a lender in the amount of $0.8 million. The letter of credit is automatically extended each fiscal year until November 10, 2007.

     Pending Investments - As of March 31, 2003, the Company had commitments to acquire and develop three hotel Properties for an anticipated aggregate purchase price of approximately $227 million.

Credit Enhancements
     The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries. All of the credit enhancements are subject to expiration, or "burn-off" provisions over time. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the events of September 11, 2001 and a general downturn in the overall economy, the Company's net earnings and cash flows were substantially enhanced by these credit features. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company's results of operations and its ability to pay distributions to stockholders may be adversely affected. The following are summaries of the various types of credit enhancements that the Company benefits from:

     Limited Rent Guarantees - Limited rent guarantees ("LRG") are provided by hotel managers to the Company for Properties which the Company leases on a triple-net basis to unrelated third-party tenants. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company. The expiration of LRGs may result in the inability of the Company to collect rent from its third party tenants. The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

                                                               Unconsolidated
                                                    Company     Subsidiaries
                                                   -----------   -----------
     Amount of LRG available as of
     December 31, 2002                             $    1,327    $        -
     Utilization during quarter ended
       March 31, 2003                                    (224)            -
                                                   -----------   -----------
     Amount of LRG available as of
       March 31, 2003                              $    1,103    $        -
                                                   ===========   ===========

     Threshold Guarantees - Threshold guarantees ("TG") are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as liabilities by the Company, depending whether the funded amounts maybe required to be repaid by the Company in the future. The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods. The following table summarizes the amounts and utilization of the Company's TGs (in thousands):


                                                               Unconsolidated
                                                    Company     Subsidiaries
                                                   -----------   -----------
     Amount of TG available as of                  $   37,515    $        -
       December 31, 2002
     Utilization during quarter ended
       March 31, 2003                                  (5,083)            -
                                                   -----------   -----------
     Amount of TG available as of
       March 31, 2003                              $   32,432    $        -
                                                   ===========   ===========


     During the quarters ended March 31, 2003 and 2002, the Company has recognized approximately $2.7 million and $0, respectively, in other income, approximately $0.5 million and $0, respectively, as a reduction in base management fees and has not recorded any liabilities related to funding under its TG's. On ten of the Company's Properties, the guarantee funding is treated like LRG funding until the leases for these Properties are assumed by the Company. Until that time, TG funding for these Properties is funded directly to third party tenants of these Properties, which in turn allows them to make periodic rental payments as discussed above. There is no guarantee that the Company will assume the leases for these ten Properties. The amount of rental income from operating leases related to TG funding for these Properties was approximately $2.2 million during the quarter ended March 31, 2003.

     Liquidity Facility Loans - Liquidity Facility Loans ("LFL") are provided by hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay amounts funded. The expiration of LFLs for the Company's Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company's LFLs (in thousands):

                                                               Unconsolidated
                                                     Company     Subsidiaries
                                                   -----------   -----------
     Amount of LFL available as of
       December 31, 2002                           $    4,538    $   40,645
     Utilization during quarter ended
       March 31, 2003                                    (976)      (12,098)
                                                   -----------   -----------
     Amount of LFL available as of
       March 31, 2003                              $    3,562    $   28,547
                                                   ===========   ===========

     As of March 31, 2003 and December 31, 2002, the Company had liabilities of approximately $6.9 million and $5.6 million, respectively, and the Company's unconsolidated subsidiaries had liabilities of approximately $36.0 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is out of operating cash flow in excess of minimum returns to the Company.

     Senior Loan Guarantees - Senior loan guarantees ("SLG") are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company's ability to pay debt service. The following table summarizes the amounts and utilization of the Company's SLGs (in thousands):

                                                                Unconsolidated
                                                     Company     Subsidiaries
                                                   -----------   -----------

     Amount of SLG available as
       of December 31, 2002                        $        -    $   26,480
     Utilization during quarter ended
       March 31, 2003                                       -        (1,971)
                                                   -----------   -----------
     Amount of SLG available as of
       March 31, 2003                              $        -        24,509
                                                   ===========   ===========


     As of March 31, 2003 and December 31, 2002,  the  Company's  unconsolidated
subsidiaries   had  liabilities  of   approximately   $10.5  and  $8.5  million,
respectively, from SLG funding.

Recent Accounting Pronouncements
     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The purpose of consolidating variable interest entities is to provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of March 31, 2003, the Company is evaluating the effect of FIN 46. Under the terms of some or all of the Company's unconsolidated subsidiaries' formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 10, "Commitments and Contingencies"). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries discussed in Note 3, "Investments in Unconsolidated Subsidiaries" upon implementation of FIN 46.

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rate Risk
     The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At March 31, 2003, approximately $45.9 million in variable rate debt was outstanding.

     Management estimates that a one-percentage point increase in interest rates for the quarter ended March 31, 2003, would have resulted in additional interest costs of approximately $114,000. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

     The following is a schedule of the Company's fixed and variable rate debt maturities for the remainder of 2003, each of the next four years, and thereafter (in thousands):

                     Fixed Rate Mortages
                     Payable and Accrued     Variable Rate Other     Total Mortgages and
                          Interest              Notes Payable        Other Notes Payable

                    ----------------------  ----------------------  ----------------------



2003                       $      3,210          $        173           $          3,383
2004                              2,676                     -                      2,676
2005                              3,456                21,711                     25,167
2006                              3,701                23,999                     27,700
2007                             53,954                     -                     53,954
Thereafter                      155,150                     -                    155,150
                    ----------------------  ----------------------  ----------------------
                           $    222,147          $     45,883           $        268,030
                    ======================  ======================  ======================




Item 4. Controls and Procedures

     As required by Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, principal financial officer and certain other executives and financial officers. Based upon that evaluation, the Company's executives and financial officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, principal financial officer and certain other executives and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

                            PART II Other Information


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

  (a) Exhibits


     2.1 Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.1 to the Form 8-K filed on May 9, 2003, and incorporated herein by reference).

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

     3.3   CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as Exhibit
           3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Company from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc.) (Previously filed as
           Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

     3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference.)

     3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

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

     3.10 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

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

     4.3   CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as Exhibit
           3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     4.4 Form of Reinvestment Plan (Included as Appendix A to the Registrant's Prospectus filed as part of the Registrant's Registration Statement on Form S-11 (Registration No. 333-98047) (the "2003 Form S-11") and incorporated herein by reference).

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

     4.10  Amendment  No. 3 to the Bylaws of CNL  Hospitality  Properties,  Inc.
           (Previously   filed  an  Exhibit  3.9  to  the  2001  Form  S-11  and
           incorporated herein by reference.)

     4.11 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

     10.1 Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Filed herewith).

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

     10.56 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001. (Filed herewith.)

     99.1  Certification of the Chief Executive  Officer,  Pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

     99.2  Certification of the Chief Financial  Officer,  Pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

  (b) The Company filed the following reports during the quarter ended March 31, 2003 on Form 8-K:

           On January 8, 2003, the Company filed a report on Form 8-K to disclose the acquisition of three Properties, one directly, and two through a joint venture.

           On February 20, 2003, the Company filed a report on Form 8-K to disclose the Company's commitments to acquire interests in or develop eight additional Properties.

           On February 26, 2003, the Company filed a report on Form 8-K to disclose a press release, dated February 26, 2003, describing the acquisition of interests in five additional Properties.

           On March 7, 2003, the Company filed a report on Form-8-K to disclose the acquisition of five additional Properties, one directly, and four through a joint venture.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2003.

                         CNL HOSPITALITY PROPERTIES, INC.


                         By:      /s/ Thomas J. Hutchison, III
                                  ----------------------------
                                  THOMAS J. HUTCHISON, III
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                         By:      /s/ C. Brian Strickland
                                  ----------------------------
                                  C. BRIAN STRICKLAND
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)

                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS

I, Thomas J. Hutchison, III, certify that:


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

Date: May 15, 2003

/s/ Thomas J. Hutchison, III
----------------------------
Thomas J. Hutchison, III
Chief Executive Officer (Principal Executive Officer)

                        CNL Hospitality Properties, Inc.

                                 CERTIFICATIONS

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

Date: May 15, 2003

/s/ C. Brian Strickland
-----------------------
C. Brian Strickland
Executive Vice President (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------


     2.1 Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.1 to the Form 8-K filed on May 9, 2003, and incorporated herein by reference).

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

     3.3   CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as Exhibit
           3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Company from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc.) (Previously filed as
           Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference.)

     3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference.)

     3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

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

     3.10 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

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

     4.3   CNL American Realty Fund, Inc.  Bylaws  (Previously  filed as Exhibit
           3.3 to the 1996 Form S-11 and incorporated herein by reference.)

     4.4 Form of Reinvestment Plan (Included as Appendix A to the Registrant's Prospectus filed as part of the Registrant's Registration Statement on Form S-11 (Registration No. 333-98047) (the "2003 Form S-11") and incorporated herein by reference).

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

     4.10  Amendment  No. 3 to the Bylaws of CNL  Hospitality  Properties,  Inc.
           (Previously   filed  an  Exhibit  3.9  to  the  2001  Form  S-11  and
           incorporated herein by reference.)

     4.11 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

     10.1 Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Filed herewith).

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

     10.56 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001. (Filed herewith.)

     99.1  Certification of the Chief Executive  Officer,  Pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

     99.2  Certification of the Chief Financial  Officer,  Pursuant to 18 U.S.C.
           Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Filed herewith).