Form 10-Q
period 2003-06-30
CNL HOSPITALITY PROPERTIES INC
filed 2003-08-14
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended               June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OF 1934

For the transition period from_________________to_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No ___

The number of Shares of common stock outstanding as of August 4, 2003, was 176,801,541.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

INDEX

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Hotel properties, less accumulated depreciation of
$74,209 and $56,408, respectively	$1,143,009	$988,646
Investments in unconsolidated subsidiaries	293,922	202,554
Cash and cash equivalents	213,190	48,993
Restricted cash	28,962	18,822
Receivables	17,707	11,382
Due from related parties	5,468	3,164
Prepaid expenses and other assets	56,415	25,177
Loan costs, less accumulated amortization of $3,097
and $2,180, respectively	6,122	5,122

	$1,764,795	$1,303,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest	$335,103	$207,206
Other notes payable	36,853	29,739
Line of credit	24,076	24,079
Other liabilities	9,270	5,738
Accounts payable and accrued expenses	17,580	9,256
Due to related parties	4,332	2,460
Security deposits	12,850	12,883

Total liabilities	440,064	291,361

Commitments and contingencies
Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000 shares	-	-
Excess shares, $.01 par value per share
Authorized and unissued 63,000 shares	-	-
Common stock, $.01 par value per share
Authorized 450,000 shares; issued 167,005
and 126,802 shares, respectively; outstanding
165,925 and 126,009 shares, respectively	1,659	1,260
Capital in excess of par value	1,474,674	1,115,745
Accumulated distributions in excess of net earnings	(145,352)	(98,366)
Accumulated other comprehensive loss	(4,779)	(4,316)
Minority interest distributions in excess of
contributions and accumulated earnings	(1,471)	(1,824)

Total stockholders' equity	1,324,731	1,012,499

	$1,764,795	$1,303,860

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Room	$34,842	$16,450	$67,341	$29,699
Food and beverage	6,256	692	10,880	1,470
Other hotel operating departments	1,146	724	2,304	1,358
Rental income from operating leases	7,913	11,146	15,729	22,040
FF&E reserve income	872	1,235	1,733	2,377
Interest and other income	4,337	2,059	7,530	2,509

	55,366	32,306	105,517	59,453

Expenses:
Room	7,841	4,842	15,144	8,639
Food and beverage	4,857	599	8,418	1,143
Other hotel operating departments	714	181	1,295	446
Property operations	8,737	3,507	17,386	6,003
Repairs and maintenance	2,059	387	3,907	672
Hotel management fees	1,992	720	3,445	1,375
Sales and marketing	2,699	885	5,461	1,522
Interest and loan cost amortization	5,953	4,884	10,906	9,159
General operating and administrative	2,629	915	4,407	2,785
Asset management fees to related
party	2,640	1,694	4,983	3,075
Depreciation and amortization	9,464	6,839	17,801	12,891

	49,585	25,453	93,153	47,710

Earnings before equity in loss of
unconsolidated subsidiaries and
minority interest	5,781	6,853	12,364	11,743
Equity in loss of unconsolidated
subsidiaries	(4,753)	(2,032)	(4,842)	(3,202)
Minority interest	(45)	(64)	(102)	(133)

Net earnings	$983	$4,757	$7,420	$8,408

Earnings per share of common stock:
Basic and diluted	$0.01	$0.05	$0.05	$0.10

Weighted average number of shares of
common stock outstanding:
Basic and diluted	153,668	89,490	143,807	85,234

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2003 and Year Ended December 31, 2002
    (UNAUDITED)   (in thousands, except per share data)

	Common Stock		Capital in	Accumulated distributions	Accumulated other	Minority interest distributions in excess of
	Number of shares	Par value	excess of par value	in excess of net earnings	comprehensive loss	contr. and accum. earnings	Total	Comprehensive income
Balance at December 31, 2001	77,358	$773	$681,152	$(39,959)	$(1,190)	$(2,900)	$637,876	-
Subscriptions received for common
stock through public offerings
and distribution reinvestment plan	48,911	489	488,622	-	-	-	489,111	-
Retirement of common stock	(260)	(2)	(2,389)	-	-	-	(2,391)	-
Stock issuance costs	-	-	(51,640)	-	-		(51,640)
Net earnings	-	-	-	15,810	-		15,810	15,810
Minority interest distributions in
excess of contributions and
accumulated earnings	-	-	-	-	-	1,076	1,076	-
Current period adjustments to
recognize changes in value of
cash flow hedges of equity investees	-	-	-	-	(3,126)	-	(3,126)	(3,126)

Total comprehensive income	-	-	-	-	-	-	-	$12,684

Distributions declared and paid
($.78 per share)	-	-	-	(74,217)	-	-	(74,217)

Balance at December 30, 2002	126,009	$1,260	$1,115,745	$(98,366)	$(4,316)	$(1,824)	$1,012,499

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — CONTINUED
Six Months Ended June 30, 2003 and Year Ended December 31, 2002
    (UNAUDITED)   (in thousands, except per share data)

	Common Stock		Capital in	Accumulated distributions	Accumulated other	Minority interest distributions in excess of
	Number of shares	Par value	excess of par value	in excess of net earnings	comprehensive loss	contr. and accum. earnings	Total	Comprehensive income
Balance at December 31, 2002	126,009	$1,260	$1,115,745	$(98,366)	$(4,316)	$(1,824)	$1,012,499	$-
Subscriptions received for common
stock through public offerings
and distribution reinvestment plan	40,202	402	401,620	-	-	-	402,022	-
Retirement of common stock	(286)	(3)	(2,631)	-	-	-	(2,634)	-
Stock issuance costs	-	-	(40,060)	-	-	-	(40,060)	-
Net earnings	-	-	-	7,420	-	-	7,420	7,420
Minority interest distributions in
excess of contributions and
accumulated earnings	-	-	-	-	-	353	353	-
Current period adjustments to
recognize changes in value of
cash flow hedges of equity investees	-	-	-	-	(463)	-	(463)	(463)

Total comprehensive income	-	-	-	-	-	-	-	$6,957

Distributions declared and paid
($.39 per share)	-	-	-	(54,406)	-	-	(54,406)

Balance at June 30, 2003	165,925	$1,659	$1,474,674	$(145,352)	$(4,779)	$(1,471)	$1,324,731

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$40,998	$28,583

Cash flows from investing activities:
Additions to hotel properties	(234,955)	(175,762)
Investment in unconsolidated subsidiaries	(23,655)	(25,256)
Deposit on property and other investments	(24,509)	-
Increase in restricted cash	(10,140)	(2,905)
Increase in other assets	(21,781)	(16,678)

Net cash used in investing activities	(315,040)	(220,601)

Cash flows from financing activities:
Draws (repayments) on line of credit	(3)	56,873
Proceeds from borrowings on other notes payable	7,474	15,991
Payment of loan costs	(1,942)	(788)
Proceeds from mortgage loans	129,050	-
Principal payments on mortgage loans	(1,153)	(1,004)
Subscriptions received from stockholders	402,022	176,891
Distributions to stockholders	(54,406)	(32,490)
Distributions to minority interest	(109)	(98)
Retirement of common stock	(2,634)	(1,489)
Payment of stock issuance costs	(40,060)	(18,523)

Net cash provided by financing activities	438,239	195,363

Net increase in cash and cash equivalents	164,197	3,345

Cash and cash equivalents at beginning of period	48,993	44,825

Cash and cash equivalents at end of period	$213,190	$48,170

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2003	2002
Supplemental schedule of non-cash activities:
Amounts incurred but not paid for construction in
progress	$1,950	$2,982

Contribution of one hotel property to an
unconsolidated joint venture	$74,093	$-

Supplemental schedule of non-cash investing activities:
Non-cash reduction in tax incremental financing note	$360	$74

Distributions declared but not paid to minority interest	$85	$98

Assumption of loan with Crestline lease assumption	$-	$3,576

        See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2003 and 2002

1.    Organization:

CNL Hospitality Properties, Inc. (the “Company”) was organized pursuant to the laws of the State of Maryland on June 12, 1996. The terms “Company” or “Registrant” include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL Hotel MI-4, LP, CNL Foothill Hotel Partnership, LP and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”) and is engaged in the acquisition, development and ownership of hotel properties (“Properties”). The Company has contracted with CNL Hospitality Corp. (its “Advisor”) to conduct the day-to-day operations of its business.

The Company leases most of its Properties to wholly owned taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel management companies to operate these Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party hotel managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage. See Note 13, “Credit Enhancements,” for additional information on credit enhancements.

2.     Summary of Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim period presented. Operating results for the quarter ended and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Principles of Consolidation –The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

Reclassification – Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

Income Taxes – Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

2.     Summary of Significant Accounting Policies — Continued:

The Company accounts for federal and state income taxes with respect to its TRS subsidiaries using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax basis and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Segment Information — The Company derives all significant revenues from a single line of business, hotel real estate ownership and operation.

Recent Accounting Pronouncements— In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The purpose of consolidating variable interest entities is to provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of June 30, 2003, the Company is evaluating the effect of FIN 46. Under the terms of some or all of the Company’s unconsolidated subsidiaries’ formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 12, to the Condensed Consolidated Financial Statement’s). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries or other investments upon implementation of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FASB 149”). FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of FASB 149 is not expected to have a significant impact on the results of operations of the Company.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

2.    Summary of Significant Accounting Policies — Continued:

In May 2003, the FASB issued FASB Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“FASB 150”). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity’s shares. FASB 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003.

3.     Investments in Unconsolidated Subsidiaries:

Hilton 2 Partnership
On February 20, 2003, the Company contributed a Doubletree hotel located in Arlington, Virginia (the “Doubletree Crystal City Property”), which was originally acquired in December 2002, and Hilton Hotels Corporation (“Hilton”) conveyed a Hilton hotel located in Rye, New York (the “Hilton Rye Town Property”), to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the “Hilton 2 Partnership”). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties (one each located in Orlando, Florida, Arlington, Virginia, and Santa Clara, California) for a purchase price of $104.5 million. At the time of these transactions, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity.

EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

The Company has investments in several other joint ventures and partnerships with third parties who share the decision-making and control for these entities. The borrowers on the loans are legally separate entities, having separate assets and liabilities from the Company and, therefore, the assets and credit of the respective entities may not be available to satisfy the debts and other obligations of the Company. Likewise, the assets and credit of the Company may not be available to satisfy the debts and other obligations of the borrowers on the loans of these other entities. Some of these unconsolidated subsidiaries may be consolidated with the financial statements of the Company in the future upon implementation of FIN 46 as discussed in Note 2.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

3.    Investments in Unconsolidated Subsidiaries – Continued:

The following presents unaudited condensed financial information for these investments as of and for the six months ended June 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	Total

Hotel Properties	$264,647	$193,417	$221,406	$34,594	$78,943	$-	$-	$367,103	$1,160,110
Other assets	31,096	19,411	12,747	3,057	4,308	14,260	63,353	29,617	177,849
Mortgages and other notes
payable	256,005	169,353	99,659	15,769	59,928	5,494	63,525	224,741	894,474
Other liabilities and
minority interest	28,680	12,493	4,829	679	3,382	(637)	906	9,533	59,865
Partners' capital	11,058	30,982	129,665	21,203	19,941	9,403	(1,078)	162,446	383,620
Revenues	52,783	27,266	31,929	4,841	7,277	2,670	5,338	60,870	192,974
Cost of sales	21,774	11,002	13,237	1,255	2,438	5,274	1,658	25,108	81,746
Expenses	33,888	27,034	17,879	3,215	6,831	492	3,494	32,079	124,912
Net income (loss)	(2,879)	(10,770)	813	371	(1,992)	(3,096)	186	3,683	(13,684)
Income (loss) allocable to the
Company	(1,267)	(5,277)	569	315	(996)	(967)	19	2,762	(4,842)
Other comprehensive
loss allocable
to the Company	(460)	-	(3)	-	-	-	-	-	(463)
Difference between carrying
amount of investment
and Company's share of
partners' capital	4,448	4,679	7,727	1,495	1,763	-	-	13,804	33,916
Company's ownership
interest at end of period	44.0%	49.0%	70.0%	85.0%	50.0%	31.25%	10.0%	75.0%

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

3.    Investments in Unconsolidated Subsidiaries – Continued:

The following presents condensed financial information for these joint ventures and partnerships as of and for the year ended December 31, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	Total

Hotel Properties	$269,925	$198,140	$218,268	$35,073	$80,374	$-	$-	$122,493	$924,273
Other assets	20,543	22,091	9,439	2,995	3,733	12,623	63,735	5,291	140,450
Mortgages and other
notes payable	230,176	157,798	100,000	15,909	57,160	2,247	64,061	78,650	706,001
Other liabilities and minority
interest	41,065	15,834	7,075	814	3,725	220	398	5,673	74,804
Partners' capital	19,227	46,599	120,632	21,345	23,222	10,156	(724)	43,461	283,918
Revenues	7,344	46,667	61,598	6,825	8,564	1,400	6,088	694	139,180
Cost of sales	7,016	20,407	25,809	1,800	2,899	3,941	1,946	386	64,204
Expenses	15,680	44,639	34,990	4,114	7,011	1,604	4,086	549	112,673
Net income (loss)	(15,352)	(18,379)	799	911	(1,346)	(4,145)	56	(241)	(37,697)
Income (loss) allocable
to the Company	(6,547)	(9,006)	560	713	(673)	(1,036)	6	(181)	(16,164)
Other comprehensive
loss allocable
to the Company	(2,572)	-	(554)	-	-	-	-	-	(3,126)
Difference between carrying
amount of investment
and Company's share of
partners' capital	3,642	3,503	7,302	2,050	1,831	-	-	4,501	22,829
Company's ownership
interest at end of period	44.0%	49.0%	70.0%	85.0%	50.0%	31.25%	10.0%	75%

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

3.     Investments in Unconsolidated Subsidiaries – Continued:

The difference between the carrying amount of the investments in the above entities and the Company’s share of partners’ capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years, the estimated weighted average depreciable lives of the Company’s hotel Properties.

The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the six months ended June 30, 2003 and 2002, the Company recorded the following distributions, which reduce the carrying value of the investment (in thousands):

	June 30,
	2003	2002
Desert Ridge Resort Partners, LLC	$1,434	$480
WB Resort Partners, LP	2,375	1,776
CNL HHC Partners, LP	-	1,896
CNL HHC Partners II, LP	2,685	-
CY-SF Hotel Parent, LP	645	61
CNL IHC Partners, LP	106	77
CTM Partners, LLC	-	-
CNL Plaza, Ltd.	53	-

	$7,298	$4,290

As of June 30, 2003 and December 31, 2002, the Company had approximately $5.0 million and $2.5 million, respectively, in distributions receivable from the above partnerships, which are included in due from related parties in the accompanying consolidated balance sheets.

4.    Hotel Properties:

During the six months ended June 30, 2003, the Company acquired the following Properties (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price
Hyatt	Miami, FL	February 20, 2003	$36,000
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott Hotel*	Seattle, WA	May 23, 2003	88,900
* Newly constructed

All of these Properties are leased to TRS entities of the Company and are operated by third-party managers. The Properties were recorded at cost, which was allocated between land, building, and equipment based on fair market value using appraisal data. Hotel operating assets, liabilities, and any related intangible assets are also recorded based on their fair values. The results of operations of the Properties since the date of acquisition are included in the consolidated results of operations.

Additionally, the Company is currently developing one hotel in California (the “California Property”) and another hotel in Florida (the “Florida Property”). The California Property and the Florida Property are expected to be completed in September 2003 and June 2004, respectively. Construction in progress of approximately $8.1 million and approximately $0.9 million are included in Hotel Properties in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively. These Properties are expected to be leased to TRS entities of the Company and managed by a subsidiary of Marriott International, Inc. (“Marriott”).

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

4.    Hotel Properties — Continued:

The following presents unaudited pro forma results of operations of the Company as if the Properties were owned during the entire period for the six months ended June 30, 2003 and 2002 (in thousands):

	June 30,
	2003	2002
Revenues	$116,227	$81,496
Expenses	110,574	75,324
Net earnings	5,653	6,172
Basic and diluted earnings per share	0.04	0.07
Weighted average number of common shares
outstanding - basic and diluted	143,807	85,234

5.    Investments:

On April 21, 2003 and May 21, 2003, the Company invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership (“HLP”) representing approximately a 3 percent voting interest in HLP. The Company has committed to invest up to an additional $10 million in HLP and up to $40 million in joint ventures with HLP. The investment in HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution, paid quarterly, and the proposed investment in joint ventures with HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that such distributions or returns will be paid. HLP declares dividends quarterly in arrears and, therefore, the Company did not receive any distributions during the quarter ended June 30, 2003.

6.    Indebtedness:

Indebtedness consisted of the following at (in thousands):

	June 30, 2003	December 31, 2002

Mortgages payable and accrued interest	$335,103	$207,206
Construction loan facilities	28,754	21,280
Tax incremental financing note	8,099	8,459
Line of credit	24,076	24,079

	$396,032	$261,024

7.    Distributions:

For the six months ended June 30, 2003 and 2002, approximately 36 percent and 62 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 64 percent and 38 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2003 or 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

8.    Related Party Transactions:

Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer for the Company’s equity offerings, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company’s assets.

Amounts incurred relating to these transactions with affiliates were as follows for the six months ended June 30 (in thousands):

	2003	2002

CNL Securities Corp.:
Selling commissions *	$30,060	$13,285
Marketing support fee and due diligence expense
reimbursements*	1,999	885

	32,059	14,170

Advisor and its affiliates:
Acquisition fees	28,672	10,291
Development fees	1,667	1,004
Asset management fees	4,983	3,075

	35,322	14,370

	$67,381	$28,540

* The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

Of these amounts, approximately $4.3 million and $2.5 million is included in due to related parties in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30 (in thousands):

	2003	2002

Stock issuance costs	$2,322	$1,844
General operating and administrative expenses	825	603

	$3,147	$2,447

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $19.7 million and $14.9 million at June 30, 2003 and December 31, 2002, respectively.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

8.    Related Party Transactions – Continued:

EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

The Company owns a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

9.    Concentration of Credit Risk:

A significant portion of the Company’s rental income and hotel revenues were earned from Properties operating as various Marriott and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, poor performance by the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes that this risk may be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

10.  Stockholders’Equity:

On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the “2003 Offering”). The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003. Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company’s reinvestment plan. On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock at $10 per share ($4 billion) (the “2004 Offering”). Of the 400 million shares of common stock to be offered, up to 50 million are expected to be available to stockholders purchasing shares through the reinvestment plan. The 2004 Offering is expected to commence immediately following the termination of the 2003 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company’s equity offerings.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

11.    RFS Merger:

On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT (“RFS”) and RFS Partnership, L.P. (“RFS OP”), for approximately $382 million in cash ($12.35 per share). Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company (“CNL Acquisition”) and RFS ceased to exist as a separate corporate entity. Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP and RFS OP continued to exist as a separate entity. Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.” The former assets of RFS are now held by subsidiaries of the Company. By virtue of the closing of the transaction, the Company and its subsidiaries (which now include RFS OP) are responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million). In connection with this transaction, the Company paid transaction costs and assumed certain liabilities related to severance and termination costs which are expected to total approximately $53 million. The Company initially financed this transaction by using approximately $158 million from sales of common stock in its current offering, borrowing approximately $43 million under its line of credit, obtaining $50 million in permanent financing related to one if its Properties, as discussed below in Note 14, “Subsequent Events”, obtaining an additional $81 million in permanent debt funding from an existing loan and obtaining a bridge loan of $101 million from an affiliate of Bank of America. Subject to compliance with certain loan covenants, the bridge loan is expected to be repaid with proceeds from the issuance of debt securities and proceeds that the Company receives from the sale of its common stock through its offering. Up to an additional $219 million is available to the Company under the bridge loan in order to refinance the former RFS debts to which the Company succeeded and for certain other approved uses. Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS’s common stock at a price per share of $12.35, the proceeds of which were used by RFS to pay down its existing line of credit. This amount is recorded in prepaid expenses and other assets as of June 30, 2003.

The following presents unaudited pro forma results of operations of the Company as if the RFS transaction had occurred as of January 1, 2002 in thousands):

	June 30,
	2003	2002
Revenues	$198,595	$160,358
Expenses	193,353	159,181
Net earnings	5,242	1,177
Basic and diluted earnings per share	0.03	0.01
Weighted average number of common shares
outstanding - basic and diluted	172,107	113,934

In connection with the RFS transaction, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states. Brands under which these hotels are operated include Sheraton®, Residence Inn® by Marriott®, Hilton®, DoubleTree®, Holiday Inn®, Hampton Inn®, and Homewood Suites by Hilton®. Flagstone Hospitality Management LLC, which previously managed 50 of the 57 hotel properties, will continue to do so for a period of time. The Company expects to terminate management contracts for many of the Properties in the former RFS portfolio and intends to enter into management agreements with new internationally recognized hotel brand managers. This transaction provides further brand and geographic diversification to the Company’s portfolio of hotels.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

12.    Commitments and Contingencies:

In connection with the RFS transaction discussed in Note 11, “RFS Merger”, on May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and the Company. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages. On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date. Based upon the information currently available to the Company, the Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action.

As of June 30, 2003, the Company had an initial commitment to (i) acquire one hotel Property for an anticipated purchase price of approximately $55.6 million, (ii) complete construction on two Properties, with an estimated aggregate cost of approximately $64 million (iii) fund the remaining total of approximately $2.9 million for property improvements in one existing partnership, (iv) acquire RFS Hotel Investors, Inc. (as discussed in Footnote 11, “RFS Merger”) and (v) fund furniture, fixture and equipment replacements valued at approximately $1.4 million at one Property. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. The acquisition of the additional Property is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that the acquisition will occur. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit (the “Revolving LOC”) and permanent financing.

The Company has entered into an agreement whereby if certain conditions are met, the leases with respect to ten Properties currently leased to third-party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the Company does not assume these leases by the deadline, the Company has agreed to return approximately $3 million in security deposits it holds on three of the Properties. If these conditions are met and the Company does assume these leases, the Company will not be obligated to pay any additional consideration for the leasehold position and the manager will be allowed to participate, through incentive fees, in any additional earnings above what would otherwise be the minimum rent. Additionally, if the conditions are met and the Company assumes these leases, it would be released from its current obligation to return the security deposits it holds on these three Properties.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

13.  Credit Enhancements:

The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries. All of the credit enhancements are subject to expiration, or “burn-off” provisions over time. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the downturn in the overall economy and the threat of terrorism, the Company’s net earnings and cash flows have been substantially enhanced by these credit features. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders may be adversely affected. The following are summaries of the various types of credit enhancements that the Company benefits from:

Limited Rent Guarantees –Limited rent guarantees (“LRG”) are provided by hotel managers to the Company for certain Properties which the Company leases on a triple-net basis to unrelated third-party tenants. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company. The expiration of LRGs may result in the inability of the Company to collect the full amount of rent from its third party tenants. The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

	Company	Unconsolidated Subsidiaries

Amount of LRG available as of December 31, 2002	$1,327	$-
Utilization during six months ended June 30, 2003	(158)	-

Amount of LRG available as of June 30, 2003	$1,169	$-

Threshold Guarantees – Threshold guarantees (“TG”) are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Generally, each TG is available for a specific Property or pool of Properties. Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as other liabilities by the Company, depending upon whether the funded amounts are required to be repaid by the Company in the future. The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods. The following table summarizes the amounts and utilization of the Company’s TGs (in thousands):

	Company	Unconsolidated Subsidiaries

Amount of TG available as of December 31, 2002	$37,871	$-
New TG obtained	13,900
Utilization during six months ended June 30, 2003	(12,672)	-

Amount of TG available as of June 30, 2003	$39,099	$-

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

13.   Credit Enhancements – Continued:

During the six months ended June 30, 2003 and 2002, the Company recognized approximately $6.4 million and $1.9 million, respectively, in other income and approximately $1.6 million and $0, respectively, as a reduction in base management fees as a result of TG amounts that were utilized. As of June 30, 2003 and December 31, 2002, the Company has $0.5 million and $0, respectively, recorded as other liabilities related to funding under its TGs. The repayment of TG fundings that recorded as other liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. Of the remaining amount available under the TGs, approximately $5 million will be subject to repayment provisions if utilized.

For ten of the Company’s Properties leased to affiliates of Marriott, TG funding is treated like LRG funding (see above) until such time as the leases for the Properties are assumed by the Company. Until that time, TG funding for these Properties will be funded directly to the third party tenants of these Properties, which in turn allows such tenants to make periodic rental payments as discussed above. The TG applicable to these Properties is expected to be fully utilized and expire in the third quarter of 2003. At that time, the third party tenants will remain obligated to make rental payments to the Company under its operating leases for these Properties. The scheduled rent payments for Properties covered by this guarantee are $26.7 million during each fiscal year. There is no guarantee that the Company will assume the leases for these ten Properties. The amount of rental income from operating leases related to TG funding for these Properties was approximately $6.0 million during the six months ended June 30, 2003.

Liquidity Facility Loans –Liquidity Facility Loans (“LFL”) are provided by hotel managers to the Company in order to guarantee a certain minimum distribution for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because the Company may be required to repay amounts funded. The expiration of LFLs for the Company’s Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company’s LFLs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LFL available as of December 31, 2002	$4,867	$46,028
Utilization during six months ended June 30, 2003	(2,187)	(20,788)

Amount of LFL available as of June 30, 2003	$2,680	$25,240

As of June 30, 2003 and December 31, 2002, the Company had liabilities of approximately $7.6 million and $5.6 million, respectively, and the Company’s unconsolidated subsidiaries had liabilities of approximately $38.7 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. The LFL for the Waikiki Beach Marriott Property, in which the Company owns a 49% joint venture interest in, is expected to expire in the third quarter of 2003. As a result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distribution to the stockholders of the Company.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONT’D
Quarters and Six Months Ended June 30, 2003 and 2002

13.   Credit Enhancements – Continued:

Senior Loan Guarantees – Senior loan guarantees (“SLG”) are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company’s ability to pay debt service. The following table summarizes the amounts and utilization of the Company’s SLGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of SLG available as of December 31, 2002	$-	$21,098
Utilization during six months ended June 30, 2003	-	(4,775)

Amount of SLG available as of June 30, 2003	$-	$16,323

As of June 30, 2003 and December 31, 2002, the Company’s unconsolidated subsidiaries had liabilities of approximately $20.3 million and $8.5 million, respectively, from SLG funding. The repayment of these liabilities is expected to be from future operating cash flows in excess of minimum returns to the Company. The SLG for the Waikiki Beach Marriott Property is expected to expire in the third quarter of 2003. When this occurs, the Company and its co-venturers may be required to make capital contributions to fund debt service until the operations of the Property improve. This may reduce cash flows available for distribution to the stockholders of the Company.

14.   Credit Enhancements – Continued:

During the period July 1, 2003 through August 4, 2003, the Company received subscription proceeds from its fifth public offering of approximately $111 million for approximately 11 million shares of common stock.

On July 1, 2003 and August 1, 2003, the Company declared distributions to stockholders of record on July 1, 2003 and August 1, 2003, respectively, totaling approximately $10.7 million and $11.4 million, respectively, or $0.064583 per share, payable by September 30, 2003.

In July 2003, the Company obtained permanent financing of $50 million on one Property located in Seattle, Washington. The loan bears interest at a rate of 4.93 percent per annum and required interest only payments through maturity in July 2008.

In July 2003 the Company borrowed the remaining available funds of approximately $73 million under its Revolving LOC in order to fund a portion of the RFS transaction (See Note 11, “RFS Merger”)and a portion of the distributions paid to stockholders for the quarter ended June 30, 2003.

The Company is currently seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or joint ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based on the condensed consolidated financial statements of the Company as of June 30, 2003 and December 31, 2002 and for the quarters and six months ended June 30, 2003 and 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

        The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. Military combat operations, availability of capital from borrowings under the Company’s line of credit and security agreement, continued availability of proceeds from the Company’s offerings, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage loans (“Mortgage Loans”), and the ability of such tenants and borrowers to make payments under their respective leases or Mortgage Loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

        CNL Hospitality Properties, Inc. (the “Company”) was organized pursuant to the laws of the State of Maryland on June 12, 1996. As of June 30, 2003, the terms “Company” or “Registrant” include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL Hotel MI-4, LP, CNL Foothill Hotel Partnership, LP and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”) and is engaged in the acquisition, development and ownership of hotel properties (“Properties”). The Company has contracted with CNL Hospitality Corp. (its “Advisor”) to conduct the day-to-day operations of its business.

        The Company leases most of its Properties to wholly owned taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel management companies to operate these Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party hotel managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage.

Results of Operations

Hotel Operating Statistics
        As of June 30, 2003, the Company had acquired interests, directly or indirectly through its unconsolidated subsidiaries, in 62 Properties, located in 23 states, consisting of land, buildings and equipment, including 18 Properties through interests in four partnerships with Marriott International, Inc. (“Marriott”), two partnerships with Hilton Hotels Corporation (“Hilton”), and one partnership with Interstate Hotels and Resorts. As of June 30, 2003, the Company was also developing two hotels (one of which is on leased land). Of the 62 Properties currently operating, the Company currently leases 50 to TRS entities, with management performed by third-party operators, and 12 Properties to unaffiliated third-party operators on a triple-net basis. Management regularly reviews operating statistics such as revenue per available room (“REVPAR”), average daily rate (“ADR”) and occupancy at the Company’s Properties in order to gauge how well they are performing as compared with the industry and past results.

        The following table presents information related to the Company’s 62 operating Properties as of June 30, 2003:

Properties Owned Directly or Indirectly by the Company	Date Acquired	Number of Rooms
Full Service Hotels:
Doubletree
Doubletree Hotel Crystal City	December 19, 2002	631
Doubletree Lincoln Centre	December 24, 2002	500
Marriott Hotels, Resorts and Suites
Dallas Marriott Suites Market Center	February 24, 1999	266
Waikiki Beach Marriott Resort	July 27, 2001	1,310
Marriott Bridgewater Hotel	June 14, 2002	347
Marriott Seattle Waterfront	May 23, 2003	358
JW Marriott
JW Marriott Desert Ridge Resort & Spa	November 30, 2002	950
JW Marriott New Orleans	April 21, 2003	494
Hilton Hotels and Suites
Hilton Miami Airport & Towers	September 6, 2001	500
Hilton Costa Mesa	September 17, 2001	486
Hilton Suites Auburn Hills	September 27, 2001	224
Hilton Tucson El Conquistador	December 24, 2002	428
Hilton Rye Town	February 20, 2003	446
Wyndham
Wyndham Denver Tech Center	May 31, 2000	180
Wyndham Billerica	May 31, 2000	210
Embassy Suites
Embassy Suites Hotel Portland-Downtown	September 27, 2001	276
Embassy Suites Hotel Orlando Airport	February 20, 2003	174
Embassy Suites Hotel Crystal City-National Airport	February 20, 2003	267
Embassy Suites Hotel Santa Clara-Silicon Valley	February 20, 2003	257
Hyatt
Hyatt Regency Coral Gables	February 20, 2003	242
Extended Stay Hotels:
Residence Inn by Marriott
Residence Inn Atlanta-Gwinnett Place	July 31, 1998	132
Residence Inn Atlanta-Buckhead	July 31, 1998	150
Residence Inn Las Vegas Hughes Center	February 24, 1999	256
Residence Inn Dallas Plano	February 24, 1999	126
Residence Inn Phoenix Airport	June 19, 1999	200
Residence Inn San Diego-Sorento Mesa	December 10, 1999	150
Residence Inn Palm Desert	June 16, 2000	130
Residence Inn Fairfax/Merrifield	July 28, 2000	149
Residence Inn Salt Lake City Cottonwood	August 18, 2000	144
Residence Inn Hartford/Manchester	November 19, 2001	96
Residence Inn Orlando/Sea World International	February 14, 2002	350
Residence Inn San Jose-Newark	November 16, 2002	168

Properties Owned Directly or Indirectly by the Company	Date Acquired	Number of Rooms
TownePlace Suites by Marriott
TownePlace Suites Portland/Scarborough	August 18, 2000	95
TownePlace Suites Philadelphia/Mt. Laurel	August 18, 2000	95
TownePlace Suites Boston Tewksbury	August 18, 2000	95
TownePlace Suites Newark/Silicon Valley	November 3, 2000	127
TownePlace Suites Los Angeles/Manhattan Beach	January 18, 2002	144
Limited Service Hotels:
Hampton Inn
Hampton Inn Houston Galleria	September 3, 2002	176
Courtyard by Marriott
Courtyard Dallas Plano in Legacy Park	February 24, 1999	153
Courtyard Scottsdale Downtown	June 16, 1999	180
Courtyard Seattle Downtown/Lake Union	June 16, 1999	250
Courtyard Philadelphia Downtown	November 15, 1999	498
Courtyard Palm Desert	June 16, 2000	151
Courtyard Alpharetta Atlanta	August 18, 2000	154
Courtyard Marriott Village at Lake Buena Vista	November 21, 2000	312
Courtyard Overland Park Convention Center	February 2, 2001	168
Courtyard Hartford Manchester	November 19, 2001	90
Courtyard Oakland Airport	December 28, 2001	156
Courtyard Ft. Lauderdale Weston	February 15, 2002	174
Courtyard Basking Ridge	March 1, 2002	235
Courtyard San Francisco	June 14, 2002	405
Courtyard Newark/Silicon Valley	October 25, 2002	181
Courtyard Edison-Raritan Center	November 4, 2002	146
Fairfield Inn
Fairfield Inn at Lake Buena Vista	November 21, 2000	388
SpringHill Suites by Marriott
SpringHill Suites Gaithersburg	July 28, 2000	162
SpringHill Suites at Lake Buena Vista	December 15, 2000	400
SpringHill Suites Durham/RTP	February 2, 2001	120
SpringHill Suites Centreville/Manassas	March 23, 2001	136
SpringHill Suites Charlotte University	March 23, 2001	136
SpringHill Suites Richmond/Virginia Center	December 28, 2001	136
SpringHill Suites Manhattan Beach-Hawthorne	January 18, 2002	164
SpringHill Suites Philadelphia/Plymouth Meeting	January 18, 2002	201

Total Rooms		16,425

        The following tables present unaudited system–wide hotel occupancy, ADR and REVPAR for hotel brands for which the Company owns three or more hotels within each respective brand category:

HOTEL BRAND OPERATING STATISTICS
For the Quarter Ended June 30, 2003

	OCCUPANCY		ADR		REVPAR
	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Hilton Hotels and Suites	69.9%	(2.6) ppt	$125.67	(2.7%)	$ 87.88	(6.1%)
Embassy Suites	71.5%	(0.9) ppt	118.69	(2.5%)	84.83	(3.7%)
Marriott Hotels, Suites and Resorts	68.9%	(2.3) ppt	130.24	(3.2%)	89.78	(6.4%)
Courtyard by Marriott	71.1%	(2.0) ppt	92.67	(2.3%)	65.88	(4.9%)
SpringHill Suites by Marriott	70.8%	(0.9) ppt	80.55	1.0%	57.05	(0.3%)
Residence Inn by Marriott	78.4%	(0.3) ppt	93.66	(2.8%)	73.47	(3.2%)
TownePlace Suites by Marriott	71.7%	(1.9) ppt	63.43	0.9%	45.47	(1.6%)

HOTEL BRAND OPERATING STATISTICS
For the Six Months Ended June 30, 2003

	OCCUPANCY		ADR		REVPAR
	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Hilton Hotels and Suites	67.3%	(1.4)ppt	$126.24	(2.8%)	$ 84.97	(4.8%)
Embassy Suites	69.6%	(0.3)ppt	119.79	(2.3%)	83.34	(2.8%)
Marriott Hotels, Suites and Resorts	67.9%	(1.0)ppt	130.99	(2.8%)	88.88	(4.2%)
Courtyard by Marriott	68.9%	(0.5)ppt	93.05	(1.7%)	64.08	(2.3%)
SpringHill Suites by Marriott	68.6%	0.9 ppt	81.12	1.4%	55.63	2.7%
Residence Inn by Marriott	76.3%	0.3 ppt	94.21	(2.4%)	71.85	(2.1%)
TownePlace Suites by Marriott	69.1%	(1.8)ppt	63.54	1.0%	43.91	(1.5%)

Source: System-wide brand operating data from Marriott International, Inc. Form 10-Q for the Quarter Ended June 20, 2003 and Hilton Hotels Corporation Form 8-K dated July 28, 2003.

        The following tables summarize hotel occupancy, ADR and REVPAR for comparable Company Properties by hotel type for the quarter and six months ended June 30, 2003:

COMPARABLE CNL HOTELS OPERATING STATISTICS
For the Quarter Ended June 30, 2003 (1)

	OCCUPANCY		ADR		REVPAR
	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service	66.0%	(0.8) ppt	$ 106.08	(1.7)%	$ 69.96	(2.9)%
Extended Stay	75.6%	(0.9) ppt	84.82	(1.2)%	64.14	(2.4)%
Limited Service	68.2%	1.1 ppt	87.89	(6.3)%	59.93	(4.7)%

Total	69.1%	0.0 ppt	$ 93.20	(3.4)%	$ 64.44	(3.5)%

(1)     Statistics are for 45 comparable hotels, which were owned by the Company on or before April 1, 2002.

      COMPARABLE CNL HOTELS OPERATING STATISTICS
      For the Quarter Ended June 30, 2003 (2)

	OCCUPANCY		ADR		REVPAR
	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service	68.3%	3.4 ppt	$ 108.89	(1.7)%	$ 74.42	3.5%
Extended Stay	73.5%	(4.5) ppt	90.84	(0.8)%	66.79	(6.6)%
Limited Service	67.9%	1.5 ppt	86.49	(6.2)%	58.73	(4.0)%

Total	69.3%	1.0 ppt	$ 96.28	(2.8)%	$ 66.70	(1.4)%

(2)     Statistics are for 39 comparable hotels, which were owned by the Company on or before January 1, 2002.

Comparison of quarter ended and six months ended June 30, 2003 to quarter ended and six months ended June 30, 2002

            Revenues

	Quarters Ended June 30,					Six Months Ended June 30,
	2003	2002	$ Change	% Change		2003	2002	$ Change	% Change
Hotel Revenues:
Room	$34,842	$16,450	$18,392	112%		$67,341	$29,699	$37,642	127%
Food and beverage	6,256	692	5,564	804%		10,880	1,470	9,410	640%
Other hotel operating	1,146	724	422	58%		2,304	1,358	946	70%

Total	$42,244	$17,866	$24,378	136%		$80,525	$32,527	$47,998	148%

Rental Income and FF&E
Reserve Income:
Rental income	$7,913	$11,146	$(3,233)	(29%	)	$15,729	$22,040	$(6,311)	(29%	)
FF&E Reserve Income	872	1,235	(363)	(29%	)	1,733	2,377	(644)	(27%	)

Total	$8,785	$12,381	$(3,596)	(29%	)	$17,462	$24,417	$(6,955)	(28%	)

        The increase in hotel revenues and the decrease in rental income and FF&E reserve income was due to the Company investing in new Properties and leasing them to TRS entities, as well as taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties during second half of the year ended December 31, 2002. For these Properties, rental income from operating leases that was recorded in the past has been replaced with hotel operating revenues and expenses as of the time that the lease assumptions occurred. Additionally, all of the Properties acquired in 2002 and the first two quarters of 2003 are leased to TRS entities of the Company and are operated using third-party managers. Results of operations are not expected to be indicative of future periods due to the additional acquisitions in 2002 and in the first two quarters of 2003 and the additional Property acquisitions that are expected to occur.

Interest and Other Income

        During the six months ended June 30, 2003 and 2002, the Company earned approximately $1.0 million and $0.6 million, respectively, ($0.5 million and $0.3 million of which was earned during the quarters ended June 30, 2003 and 2002, respectively), in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased slightly during the six months ended June 30, 2003 and 2002 as a result of an increase in the amount of average cash invested during the period. As net offering proceeds are invested in Properties or other permitted investments, the percentage of the Company’s total revenues from interest income is expected to decrease but will vary depending on the amount of offering proceeds, the timing of investments and interest rates in effect. Other income of approximately $6.5 million and $1.9 million was earned as a result of credit enhancement funding during the six months ended June 30, 2003 and 2002, respectively ($3.8 million and $1.7 million of which was earned during the quarters ended June 30, 2003 and 2002, respectively).

         Operating Expenses

	Quarters Ended June 30,				Six Months Ended June 30,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Hotel Operating Expenses:
Room	$7,841	$4,842	$2,999	62%	$15,144	$8,639	$6,505	75%
Food and beverage	4,857	599	4,258	711%	8,418	1,143	7,275	636%
Other hotel operating	714	181	533	294%	1,295	446	849	190%
Property operations	8,737	3,507	5,230	149%	17,386	6,003	11,383	190%
Repairs and maint	2,059	387	1,672	432%	3,907	672	3,235	481%
Management fees	1,992	720	1,272	177%	3,445	1,375	2,070	151%
Sales and marketing	2,699	885	1,814	205%	5,461	1,522	3,939	259%

Total	28,899	11,121	17,778	160%	55,056	19,800	35,256	178%

Interest and loan cost
amortization	5,953	4,884	1,069	22%	10,906	9,159	1,747	19%
General operating
and administrative	2,629	915	1,714	187%	4,407	2,785	1,622	58%
Asset mgmt. fees	2,640	1,694	946	56%	4,983	3,075	1,908	62%
Depreciation and
amortization	9,464	6,839	2,625	38%	17,801	12,891	4,910	38%

Grand Total	$49,585	$25,453	$24,132	95%	$93,153	$47,710	$45,443	95%

        The increase in hotel operating expenses during the quarter and six months ended June 30, 2003 as compared with the quarter and six months ended June 30, 2002, was primarily due to the increase in the number of Properties leased to TRS entities, as described above in “Revenues.” Hotel operating expenses increased at a faster rate than hotel revenues due to decreased margins as a result of the economic slowdown in the lodging industry. Similarly, interest expense increased due to additional proceeds from permanent financing and asset management fees increased due to additional fees earned as the new Properties acquired and owned by the Company.

	Six Months Ended June 30,
	2003	% of 2003 Hotel Revenues	2002	% of 2002 Hotel Revenues
Hotel Operating Expenses:
Room	$15,144	19%	$8,639	27%
Food and beverage	8,418	10%	1,143	4%
Other hotel operating	1,295	2%	446	1%
Property operations	17,386	22%	6,003	18%
Repairs and maint	3,907	5%	672	2%
Management fees	3,445	4%	1,375	4%
Sales and marketing	5,461	7%	1,522	5%

Total	$55,056	68%	$19,800	61%

	2003	% of 2003 Hotel Revenues	2002	% of 2002 Hotel Revenues

General operating	$4,407	4%	$2,785	5%
and administrative

        Hotel operating expenses increased overall as a percentage of total hotel revenues primarily due to a general decrease in operating margins of many of the Company’s Properties.  The Properties generally require a minimum level of fixed and variable cost commitments to maintain operations, even during periods of declining hotel operating revenues.  The Company’s hotel managers have also increased spending for sales and marketing in an effort to position the hotels for the best possible recovery when economic conditions begin to improve and to market share for newly opened hotels.

        General and administrative expenses increased primarily due to an increase in state taxes of approximately $0.6 million during the second quarter of 2003, however, decreased as a percentage of total revenues.   General operating and administrative expenses, are expected to continue to decrease as a percentage of total revenues as the Company makes additional investments.

Losses from Unconsolidated Subsidiaries

        Losses from unconsolidated subsidiaries were approximately $4.8 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively ($4.8 million and $2.0 million of which were incurred during the quarters ended June 30, 2003 and 2002, respectively). The losses were primarily due to (i) hotel operating losses incurred at the JW Marriott Desert Ridge Resort and Spa and the Waikiki Beach Marriott Resort, both of which are owned through partnerships with Marriott, and (ii) losses from a startup partnership which owns the licensing rights to the Mobil Travel Guide. The JW Marriott Desert Ridge Resort and Spa opened in November 2002 and the Waikiki Beach Marriott Resort completed significant renovations in December 2002. Losses at these Properties may continue in 2003 until such time as these Properties establish market presence and capture market share, and could increase if the economy fails to recover. These losses were offset by net income from the Company’s joint ventures with Hilton.

Net Earnings

        The decrease in earnings for the quarter and six months ended June 30, 2003 from the comparable periods in 2002 was primarily due to the continued economic downturn in the U.S. economy, particularly the travel and lodging industry, and the military activity in the Middle East.  Since late 2001, the Company’s net earnings, cash flows and distributions have been significantly supported by credit enhancements.  Net income may decrease further after credit enhancements expire if the economy and the Company’s hotel operations do not stabilize prior to that time.

Concentration of Risk

        A significant portion of the Company’s rental income and hotel revenues were earned from Properties operating as various Marriott and Hilton brands.  Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, poor performance by the Marriott or Hilton brands could significantly impact the results of operations of the Company.  Management believes that this risk may be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

Current Economic Conditions

        The U.S. economy has continued to be negatively impacted by a general slowdown in business activity.  Management currently expects the economic slowdown to continue throughout the remainder of 2003.  In addition, the continued military activity in the Middle East may further slow down the recovery in the lodging industry and other unexpected events such as terrorist strikes may worsen the future outlook.  As a result of these conditions, most of our hotel operators and managers have reported slower than expected recovery in the operating performance of our hotels.  Many of our leases and operating agreements contain credit enhancement features such as guarantees, which are intended to cover payment of minimum returns to the Company.  However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged.  Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company’s revenues and cash flows may decline or remain at reduced levels for extended periods.

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

Funds from Operations

        Management considers funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships (Net earnings determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases).  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company’s operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company’s ability to make distributions.  FFO, as presented, may not be comparable to similarly titled measures reported by other companies.  Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company’s net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net earnings to FFO for the quarters and six months ended June 30 (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$983	$4,757	$7,420	$8,408
Adjustments:
Effect of unconsolidated subsidiaries	7,140	2,708	13,541	5,479
Effect of minority interest	(60)	(59)	(119)	(118)
Depreciation and amortization of real estate assets	9,464	6,839	17,801	12,891
Effect of assumption of liabilities	-	3,576	-	3,576

Funds from operations	$17,527	$17,821	$38,643	$30,236

Weighted average shares:
basic and diluted	153,668	89,490	143,807	85,234

Liquidity and Capital Resources

        The Company uses capital primarily to acquire or develop hotel Properties and invest in joint ventures, which acquire and own hotel Properties. Other smaller investments may be made in businesses which are ancillary to the lodging industry (“Ancillary Businesses”). Approximately 0.3 percent and 0.4 percent of the Company’s total assets reflect investments in Ancillary Businesses as of June 30, 2003 and December 31, 2002, respectively. The Company may also provide mortgage loans to operators of hotel brands, however, it has not done so as of June 30, 2003. Additionally, the Company is required to distribute at least 90 percent of its taxable income to stockholders. The Company generally raises funds through the sales of common stock, the acquisition of permanent financing, through its operating activities and through draws on its revolving line of credit (the “Revolving LOC”).

Uses of Liquidity and Capital Resources

Property Acquisitions
        During the six months ended June 30, 2003, the Company acquired the following Properties (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price
Hyatt	Miami, FL	February 20, 2003	$36,000
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott Hotel*	Seattle, WA	May 23, 2003	88,900
* Newly constructed

        All of these Properties are leased to TRS entities of the Company and are operated by third-party managers. The Properties were recorded at cost, which was allocated between land, building, and equipment based on fair market value using appraisal data. Hotel operating assets, liabilities, and any related intangible assets are also recorded based on their fair values.  The results of operations of the Properties since the date of acquisition are included in the consolidated results of operations.

        Additionally, the Company is currently developing one hotel in California (the “California Property”) and another hotel in Florida (the “Florida Property”). The California Property and the Florida Property are expected to be completed in September 2003 and June 2004, respectively.  Construction in progress of approximately $8.1 and approximately $0.9 are included in hotel Properties in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.  These Properties are expected to be leased to TRS entities of the Company and managed by a subsidiary of Marriott.

Investments
        On April 21, 2003 and May 21, 2003, the Company invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership (“HLP”) representing approximately a 3 percent voting interest in HLP. The Company has committed to invest up to an additional $10 million in HLP and up to $40 million in joint ventures with HLP. The investment in HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution, paid quarterly, and the proposed investment in joint ventures with HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that such distributions or returns will be paid.   HLP declares distributions quarterly in arrears and, therefore, the Company did not receive any distributions during the quarter ended June 30, 2003.

Investments in Unconsolidated Subsidiaries
        On February 20, 2003, the Company contributed a Doubletree hotel located in Arlington, Virginia (the “Doubletree Crystal City Property”), which was originally acquired in December 2002, and Hilton conveyed a Hilton hotel located in Rye, New York (the “Hilton Rye Town Property”) to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the “Hilton 2 Partnership”). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties (one each located in Orlando, Florida, Arlington, Virginia, and Santa Clara, California) for a purchase price of $104.5 million. At the time of these transactions, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity.

        EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

Distributions
        During the six months ended June 30, 2003 and 2002, the Company declared and paid distributions to its stockholders of approximately $54.4 million and $32.5 million, respectively. In addition, on July 1, 2003 and August 1, 2003, the Company declared distributions to stockholders of record on July 1, 2003 and August 1, 2003, respectively, totaling approximately $10.7 million and $11.4 million, respectively, or $0.064583 per share, payable by September 30, 2003.

        The Company has set its distribution policy based on a balanced analysis of both current and long-term stabilized cash flows of its Properties and value creation.  During the quarter and six months ended June 30, 2003 distributions paid to stockholders were greater than cash flows generated from operations.  This occurred predominantly because the Company’s acquisition strategy has focused on opportunistically investing in larger portfolios, which allows the Company to obtain increased efficiencies as it invests the proceeds received from the 2003 Offering.  As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making such purchases.  In addition, many of the larger Properties that the Company is currently operating through joint ventures are undergoing renovations or have recently been renovated.  As a result the cash distributions that the Company received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share.  Management expects this trend to continue at least through the remainder of 2003 as cash is invested and the renovated Properties stabilize.  However, this improvement may be delayed if economic recovery is further delayed. During the six months ended June 30, 2003 the Company used borrowings on its Revolving LOC to fund a portion of its distributions.  During the quarter and six months ended June 30, 2003, the Company also utilized funding under its credit enhancements to fund a portion of distributions to stockholders.

        For the six months ended June 30, 2003 and 2002, approximately 36 percent and 62 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 64 percent and 38 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2003 and 2002 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Redemptions
        In October 1998, the Board of Directors elected to implement the Company’s redemption plan. Under the redemption plan, prior to such time, if any, as listing of the Company’s common stock on a national securities exchange or over-the-counter market (“Listing”) occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may elect, at its discretion, to redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of the 12-month period. During the six months ended June 30, 2003 and 2002, approximately 239,000 shares and 162,000 shares, respectively, were redeemed at $9.20 per share (approximately $2.4 million and $1.5 million, respectively), and retired from shares outstanding of common stock.

Sources of Liquidity and Capital Resources

Equity Sales
        On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the “2003 Offering”). The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003. Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company’s reinvestment plan. On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock at $10 per share ($4 billion) (the “2004 Offering”). Of the 400 million shares of common stock to be offered, up to 50 million are expected to be available to stockholders purchasing shares through the reinvestment plan. The 2004 Offering is expected to commence immediately following the termination of the 2003 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company’s equity offerings.

        As of June 30, 2003, net proceeds to the Company from its four prior public offerings and the 2003 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $2.037 billion. As of such date, the Company has used approximately $917 million of net offering proceeds and approximately $338 million of loan proceeds to invest in 62 hotel Properties and two parcels of land on which hotel Properties were being constructed, (including seven unconsolidated subsidiaries which own 18 Properties), approximately $27 million to invest in other public REITS, approximately $10 million to redeem approximately 1.1 million shares of common stock, approximately $160 million to pay down its lines of credit and approximately $115 million to pay acquisition fees and expenses, leaving approximately $238 million available for future investments.

        During the period July 1, 2003 through August 4, 2003, the Company received additional net offering proceeds of approximately $111 million from its 2003 Offering, obtained permanent financing of $50 million on one of its Properties, obtained a bridge loan in the amount of $101 million and borrowed the remaining approximately $73 million available under its Revolving LOC. During such period the Company used approximately $433 million to acquire 57 additional Properties in connection with the RFS transaction (desribed below in “Subsequent Events”) and had approximately $109 million available for investment in Properties and Mortgage Loans or other permitted investments. The Company expects to use the uninvested net proceeds from the 2003 Offering and additional proceeds from the 2003 Offering and the 2004 Offering to purchase interests in additional Properties and, to a lesser extent, invest in Mortgage Loans or other permitted investments such as investments in other real estate companies and partnerships. Additionally, the Company intends to borrow money to acquire interests in additional Properties, to invest in Mortgage Loans and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a Revolving LOC of approximately $96.7 million as described below. A total of approximately $73 million was available under the Revolving LOC as of June 30, 2003. This amount was subsequently borrowed in July 2003 in connection with the RFS transaction and to pay a portion of its distributions to stockholders for the quarter ended June30, 2003.

Debt Financing
        The Company’s objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company’s mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company’s operating results. The majority of the Company’s fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately 7.1 percent as of June 30, 2003.

         In December 2002, the Company renegotiated its current construction loan facility, which resulted in an increased total borrowing capacity under the facility of $64 million. This construction loan facility expires in December 2005, and bears interest at a floating rate with a floor of 6.75 percent. This facility is being used to fund the construction of one hotel Property in California and another hotel Property in Florida. Another Property in Florida was constructed and opened in 2002. The outstanding construction cost of this Property remains outstanding under this loan. This facility may be used to fund the construction of other hotel Properties in the future. Approximately $28.8 million was outstanding under the construction loan facility as of June 30, 2003.

         The Company’s Revolving LOC is used to temporarily fund the acquisition and development of Properties, investments in Mortgage Loans and for other permitted corporate purposes. The Company is able to receive cash advances of up to approximately $96.7 million until September 2006. Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year. Advances under the line of credit bear interest at an annual rate of 225 basis points above 30-day LIBOR (3.37 percent as of June 30, 2003) and are collateralized by certain hotel Properties. As of June 30, 2003, the Company had approximately $24 million outstanding under the Revolving LOC. In July 2003, the Company borrowed the remaining available funds under the Revolving LOC in connection with the RFS transaction and to pay a portion of the distributions paid to stockholders for the quarter ended June 30, 2003. For additional information regarding the RFS transaction see “Subsequent Events” below.

        In July 2003, the Company obtained permanent financing of $50 million on one Property located in Seattle, Washington. The loan bears interest at a rate of 4.93% per annum and requires interest only payments through maturity in July 2008.

        The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as of June 30, 2003, approximated the outstanding principal amount.

— Intentionally Left Blank —

        As of June 30, 2003, the Company’s fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

Loan Description	Principal and Accrued Interest Balance (in thousands)	Maturity	Fixed Rate Per Year	Variable Rate	Payments Due
Three Properties in
Lake Buena Vista, FL	$50,348	December 2007	8.335%	-	Monthly
Seven Properties located
throughout the Western United
States	83,836	July 2009	7.67%	-	Monthly
Property in
Philadelphia, PA	32,116	December 2007	8.29%	-	Monthly
Tax Incremental
Financing Note ("TIF
Note") on Property in
Philadelphia, PA	8,098	June 2018	12.85%****	-	Monthly
Portfolio of eight
Marriott Properties
located throughout the
United States	90,749	November 2007	6.53%	-	Monthly
One Property located in
New Jersey	31,151	December 2007	5.84%	-	Monthly
Three developmental
Properties, one in
California and two in				LIBOR + 275
Florida	28,755	December 2005	-	bps ***	Monthly
One Property located in
New Orleans	46,903	August 2027	8.08%	-	Monthly
Line of credit **	24,076	September 2006	-	LIBOR + 275	Monthly
			bps
*	Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.

**	Revolving LOC.

***	The Construction LOC has an interest rate floor of 6.75 percent.

****	Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85 percent.

Historical Cash Flows
        During the six months ended June 30, 2003 and 2002, the Company generated cash from operating activities of approximately $41.0 million and $28.6 million, respectively, and cash used in investing activities was approximately $315.0 million and $220.6 million for the six months ended June 30, 2003 and 2002, respectively.  Cash used in investing activities consists primarily of additions to hotel Properties of approximately $235.0 million and $175.8 million during the six months ended June 30, 2003 and 2002, respectively, and investments in unconsolidated subsidiaries of approximately $23.7 million and $25.3 million during the six months ended June 30, 2003 and 2002, respectively.  Cash used in investing activities also includes an increase in other assets of approximately $21.8 million that represents acquisition fees and costs which have not yet been allocated to hotel Properties and unconsolidated subsidiaries.  This amount will be allocated to land, buildings and equipment or investments in unconsolidated subsidiaries as Properties are acquired or new joint ventures are entered into.

        Cash provided by financing activities was approximately $438.2 million and $195.4 million for the six months ended June 30, 2003, and 2002, respectively.  Cash provided by financing activities for the six months ended June 30, 2003 and 2002, includes the receipt of approximately $402.0 million and $176.9 million, respectively, in subscriptions from stockholders.  In addition, distributions to stockholders for the six months ended June 30, 2003 and 2002, were approximately $54.4 million and $32.5 million, respectively (or $0.39 per share for each applicable period).  During the six months ended June 30, 2003, distributions to stockholders exceeded cash flows from operations.  The Company used its Revolving LOC to pay a portion of these distributions as discussed above.

        Until Properties are acquired, or Mortgage Loans or other permitted investments are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts.  This investment strategy provides high liquidity in order to facilitate the Company’s use of these funds to acquire interests in Properties.  At June 30, 2003, the Company had approximately $213.2 million invested in short-term investments as compared to approximately $49.0 million at December 31, 2002.  The increase in the amount invested in short-term investments was primarily attributable to proceeds received from the sale of common stock offset by Property acquisitions during the first quarter of 2003 and additional investments in joint ventures to acquire Properties and to fund renovation costs.  The majority of these funds were used in the RFS transaction as described below in “Subsequent Events”.

Liquidity Requirements
        The Company expects to meet its liquidity requirements, including payment of offering expenses, Property acquisitions and development, investments in Mortgage Loans and repayment of debt with proceeds from its equity offerings, cash flows from operations and refinancing of debt.

        Management believes that the Company has obtained reasonably adequate insurance coverage. However, certain types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against.

Other Information

Related Parties

        Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer for the Company’s equity offerings, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company’s assets.

        Amounts incurred relating to these transactions with affiliates were as follows for the six months ended June 30 (in thousands):

	2003	2002

CNL Securities Corp.:
Selling commissions *	$30,060	$13,285
Marketing support fee and due diligence expense
reimbursements*
	1,999	885

	32,059	14,170

Advisor and its affiliates:
Acquisition fees	28,672	10,291
Development fees	1,667	1,004
Asset management fees	4,983	3,075

	35,322	14,370

	$67,381	$28,540

* The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

        Of these amounts, approximately $4.3 million and $2.5 million are included in due to related parties in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, respectively.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30 (in thousands):

	2003	2002

Stock issuance costs	$2,322	$1,844
General operating and administrative expenses	825	603

	$3,147	$2,447

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $19.7 million and $14.9 million at June 30, 2003 and December 31, 2002, respectively.

        EMTG, LLC, a partnership in which the Company has a 31.25 percent interest, has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership.  Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

        The Company owns a 10 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

Commitments and Contingencies

        In connection with the RFS transaction (see “Subsequent Events” below), on May 13, 2003, A. Bruce Chasen filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and the Company.  On June 6, 2003, the complaint was amended.  The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date.  Based upon the information currently available to the Company, the Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action.

        As of June 30, 2003, the Company had an initial commitment to (i) acquire one hotel Property for an anticipated purchase price of approximately $55.6 million, (ii) construct or complete construction on two Properties, with an estimated aggregate cost of approximately $64 million (iii) fund the remaining total of approximately $2.9 million for Property improvements in one existing partnership, (iv) acquire RFS Hotel Investors, Inc. (as discussed below in “Subsequent Events”) and (v) fund furniture, fixture and equipment replacements valued at $1.4 million at one Property.  The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships.  The acquisition of the additional hotel Property is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that the acquisition will occur.  In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its Revolving LOC and permanent financing.

        The Company has entered into an agreement whereby if certain conditions are met, the leases with respect to ten Properties currently leased to third-party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004.  In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the Company does not assume these leases by the deadline, the Company has agreed to return approximately $3 million in security deposits it holds on three of the Properties.  If these conditions are met and the Company does assume these leases, the Company will not be obligated to pay any additional consideration for the leasehold position and the manager will be allowed to participate, through incentive fees, in any additional earnings above what would otherwise be the minimum rent.  Additionally, if the conditions are met and the Company assumes these leases, it would be released from its current obligation to return the security deposits it holds on these three Properties.

        In addition to its commitments to lenders under its loan agreements and obligations to fund Property acquisitions and development, the Company is a party to certain contracts which may result in future obligations to third parties. See description of obligations below.

        The following table presents the Company’s contractual cash obligations and related payment periods as of June 30, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total

Mortgages and other
notes payable
(including
Revolving LOC and
other liabilities)	$3,757	$36,080	$112,901	$250,916	$403,654
Refundable tenant security
deposits	-	-	-	12,850	12,850

Total	$3,757	$36,080	$112,901	$263,766	$416,504

        Refundable Tenant Security Deposits — The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12.9 million as of June 30, 2003.

        The following table presents the Company’s future potential commitments, contingencies and guarantees, which can be assigned a monetary value, and the related estimated expiration periods as of June 30, 2003 (in thousands):

Commitments and Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total

Guarantee of unsecured
promissory note of
unconsolidated
subsidiary	$ -	$ 2,583	$ -	$ -	$ 2,583
Earnout provision	-	2,472	-	-	2,472
Marriott put option	-	-	-	11,050	11,050
Irrevocable letter of credit	-	-	-	1,375	1,375
Pending investments	55,550	-	-	-	55,550
RFS transaction*	382,132	-	-	-	382,132

Total	$437,682	$5,055	$ -	$12,425	$455,162

* See the “Subsequent Events” section below for additional information about this transaction.

        The Company does not anticipate being required to fund any of the potential commitments in the above table, with the exception of the pending investments (which are subject to the completion of due diligence procedures and other factors), and the RFS transaction, which occurred on July 2003. The following paragraphs briefly describe the nature of some of the above commitments and contractual cash obligations.

        Guarantee of Debt on Behalf of Unconsolidated Subsidiaries — The Company has severally guaranteed 16.67 percent of a $15.5 million note payable on behalf of a subsidiary of CNL Plaza, Ltd. The maximum obligation to the Company is approximately $2.6 million, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

        Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries — The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower.  This guarantee will be in effect until the loans have been paid in full.

        Earnout Provisions on Property Acquisitions — The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain predefined threshold, additional consideration will be due to the prior owner.  The earnout provision will terminate on May 31, 2004, at which time the Company will have no further liability.  The maximum amount of consideration that the Company may be obligated to pay is approximately $2.5 million.

        Marriott Put Option – Marriott has the right in certain partnerships with the Company to require the Company to buy a portion of Marriott’s ownership.  Certain of these rights are exercisable if predefined operating results are obtained.  Should such conditions be met, the Company may be obligated to buy interests with an estimated value of approximately $13.1 million as of June 30, 2003.

        Irrevocable Letters of Credit – The Company has obtained an irrevocable letter of credit for the benefit of a lender in the amount of approximately $0.8 million.  The letter of credit is automatically extended each fiscal year until November 10, 2007.

        The Company has obtained another irrevocable letter of credit for the benefit of a lender in the amount of approximately $0.6 million.  The letter of credit is automatically extended each fiscal year until October 25, 2007.  The Company could be liable to the extent that drawings under the letter of credit occur.

Credit Enhancements

        The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties.  These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries.  All of the credit enhancements are subject to expiration, or “burn-off” provisions over time.  There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the events of September 11, 2001 and a general downturn in the overall economy, the Company’s net earnings and cash flows were substantially enhanced by these credit features.  To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders may be adversely affected.  The following are summaries of the various types of credit enhancements that the Company benefits from:

        Limited Rent Guarantees – Limited rent guarantees (“LRG”) are provided by hotel managers to the Company for certain Properties which the Company leases on a triple-net basis to unrelated third-party tenants.  These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company.  The expiration of LRGs may result in the inability of the Company to collect the full amount of rent from its third party tenants.  The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

	Company	Unconsolidated Subsidiaries

Amount of LRG available as of December 31, 2002	$1,327	$-
Utilization during six months ended June 30, 2003	(158)	-

Amount of LRG available as of June 30, 2003	$1,169	$-

        Threshold Guarantees – Threshold guarantees (“TG”) are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG.  Generally, each TG is available for a specific Property or pool of Properties.  Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as other liabilities by the Company, depending upon whether the funded amounts are required to be repaid by the Company in the future.  The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods.  The following table summarizes the amounts and utilization of the Company’s TGs (in thousands):

	Company	Unconsolidated Subsidiaries

Amount of TG available as of December 31, 2002	$37,871	$-
New TG obtained	13,900	-
Utilization during six months ended June 30, 2003	(12,672)	-

Amount of TG available as of June 30, 2003	$39,099	$-

        During the six months ended June 30, 2003 and 2002, the Company recognized approximately $6.4 million and $1.9 million, respectively, in other income and approximately $1.6 million and $0, respectively, as a reduction in base management fees as a result of TG amounts that were utilized. As of June 30, 2003 and December 31, 2002, the Company has $0.5 million and $0, respectively, recorded as other liabilities related to funding under its TGs. The repayment of TG fundings that recorded as other liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. Of the remaining amount available under the TGs, approximately $5 million will be subject to repayment provisions if utilized.

        For ten of the Company’s Properties leased to affiliates of Marriott, TG funding is treated like LRG funding (see above) until such time as the leases for the Properties are assumed by the Company. Until that time, TG funding for these Properties will be funded directly to the third party tenants of these Properties, which in turn allows such tenants to make periodic rental payments as discussed above. The TG applicable to these Properties is expected to be fully utilized and expire in the third quarter of 2003. At that time, the third party tenants will remain obligated to make rental payments to the Company under its operating leases for these Properties. The scheduled rent payments for Properties covered by this guarantee are $26.7 million during each fiscal year. There is no guarantee that the Company will assume the leases for these ten Properties. The amount of rental income from operating leases related to TG funding for these Properties was approximately $6.0 million during the six months ended June 30, 2003.

        Liquidity Facility Loans – Liquidity Facility Loans (“LFL”) are provided by hotel managers to the Company in order to guarantee a certain minimum distribution for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because the Company may be required to repay amounts funded. The expiration of LFLs for the Company’s Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company’s LFLs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LFL available as of December 31, 2002	$4,867	$46,028
Utilization during six months ended June 30, 2003	(2,187)	(20,788)

Amount of LFL available as of June 30, 2003	$2,680	$25,240

        As of June 30, 2003 and December 31, 2002, the Company had liabilities of approximately $7.6 million and $5.6 million, respectively, and the Company’s unconsolidated subsidiaries had liabilities of approximately $38.7 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. The LFL for the Waikiki Beach Marriott Property, which the Company owns a 49% joint venture interest in, is expected to expire in the third quarter of 2003. As a result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distributions to the stockholders of the Company.

        Senior Loan Guarantees – Senior loan guarantees (“SLG”) are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company’s ability to pay debt service. The following table summarizes the amounts and utilization of the Company’s SLGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of SLG available as of December 31, 2002	$-	$21,098
Utilization during six months ended June 30, 2003	-	(4,775)

Amount of SLG available as of June 30, 2003	$-	$16,323

        As of June 30, 2003 and December 31, 2002, the Company’s unconsolidated subsidiaries had liabilities of approximately $20.3 million and $8.5 million, respectively, from SLG funding. The repayment of these liabilities is expected to be from future operating cash flows in excess of minimum returns to the Company. The SLG for the Waikiki Beach Marriott Property is expected to expire in the third quarter of 2003. When this occurs, the Company and its co-venturers may be required to make capital contributions to fund debt service until the operations of the Property improve. This may reduce cash flows available for distribution to the stockholders of the Company.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements.  To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  The purpose of consolidating variable interest entities is to provide more complete information about the resources, obligations, risks and opportunities of the consolidated company.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003.  As of June 30, 2003, the Company is evaluating the effect of FIN 46. Under the terms of some or all of the Company’s unconsolidated subsidiaries’ formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share.  The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 12 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries discussed in Note 3, “Investments in Unconsolidated Subsidiaries” or other investments upon implementation of FIN 46.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FASB 149”).  FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The adoption of FASB 149 is not expected to have a significant impact on the results of operations of the Company.

        In May 2003, the FASB issued FASB Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Some of the examples of financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that embody an obligation to repurchase outstanding shares or a conditional obligation that requires settlement by issuing a variable number of the entity’s shares. FASB 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003.

Subsequent Events

        On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT (“RFS”) and RFS Partnership, L.P. (“RFS OP”), for approximately $382 million in cash ($12.35 per share). Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company (“CNL Acquisition”) and RFS ceased to exist as a separate corporate entity. Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP and RFS OP continued to exist as a separate entity. Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.” The former assets of RFS are now held by subsidiaries of the Company. By virtue of the closing of the transaction, the Company and its subsidiaries (which now include RFS OP) are responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million). In connection with this transaction, the Company paid transaction costs and assumed certain liabilities related to severance and termination costs which are expected to total approximately $53 million. The Company initially financed this transaction by using approximately $158 million from sales of common stock in its current offering, borrowing approximately $43 million under its line of credit, obtaining $50 million in permanent financing related to one if its Properties, as discussed above, obtaining an additional $81 million in permanent debt funding from an existing loan and obtaining a bridge loan of $101 million from an affiliate of Bank of America. Subject to compliance with certain loan covenants, the bridge loan is expected to be repaid with proceeds from the issuance of debt securities and proceeds that the Company receives from the sale of its common stock through its offering. Up to an additional $219 million is available to the Company under the bridge loan in order to refinance the former RFS debts to which the Company succeeded and for certain other approved uses. Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS’s common stock at a price per share of $12.35, the proceeds of which were used by RFS to pay down its existing line of credit. This amount is recorded in prepaid expenses and other assets as of June 30, 2003.

        In connection with the RFS transaction, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states. Brands under which these hotels are operated include Sheraton®, Residence Inn® by Marriott®, Hilton®, DoubleTree®, Holiday Inn®, Hampton Inn®, and Homewood Suites by Hilton®. Flagstone Hospitality Management LLC, which previously managed 50 of the 57 hotel properties, will continue to do so for a period of time. The Company expects to terminate management contracts for many of the Properties in the former RFS portfolio and intends to enter into management agreements with new internationally recognized hotel brand managers. This transaction provides further brand and geographic diversification to the Company’s portfolio of hotels.

        During the period July 1, 2003 through August 4, 2003, the Company received subscription proceeds from its fifth public offering of approximately $111 million for approximately 11 million shares of common stock.

        On July 1, 2003 and August 1, 2003, the Company declared distributions to stockholders of record on July 1, 2003 and August 1, 2003, respectively, totaling approximately $10.7 million and $11.4 million, respectively, or $0.064583 per share, payable by September 30, 2003.

        In July 2003, the Company obtained permanent financing of $50 million on one Property located in Seattle, Washington. The loan bears interest at a rate of 4.93% per annum and required interest only payments through maturity in July 2008.

        In July 2003 the Company borrowed the remaining available funds of approximately $73 million under its Revolving LOC in order to fund a portion of the RFS transaction (See Note 11 to the Condensed Consolidated Financial Statements, “RFS Merger”) and a portion of the distributions paid to stockholders for the quarter ended June 30, 2003.

        The Company is currently seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or joint ventures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rate Risk
        The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At June 30, 2003, approximately $52.8 million in variable rate debt was outstanding.

        Management estimates that a one-percentage point increase in interest rates for the six months ended June 30, 2003, would have resulted in additional interest costs of approximately $1.4 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company’s exposure to interest rate change, it is not intended to predict future results and the Company’s actual results will likely vary.

        The following is a schedule of the Company’s fixed and variable rate debt maturities for the remainder of 2003, each of the next four years, and thereafter (in thousands):

	Fixed Rate Mortgages Payable And Accrued Interest	Variable Rate Other Notes Payable	Total Mortgages and Other Notes Payable

2003	$3,587	$170	$3,757
2004	3,292	-	3,292
2005	4,125	28,663	32,788
2006	4,436	23,999	28,435
2007	84,466	-	84,466
Thereafter	250,916	-	250,916

	$350,822	$52,832	$403,654

Item 4. Controls and Procedures

        Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, has concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in the Company’s periodic SEC filings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Registrant hereby incorporates by reference into this Item I of Part II the first paragraph under Note 12 to the Condensed Consolidated Financial Statements “Commitments and Contingencies”.

Item 2.	Changes in Securities and Use of Proceeds . Inapplicable.

Item 3.	Defaults upon Senior Securities. Inapplicable.

Item 4.	Submission of Matters to a Vote of Securities. Inapplicable.

(a)

The annual meeting of stockholders of the Company was held in Orlando, Florida on June 27, 2003 for the purpose of electing the board of directors and approving a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation.

(b)

Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act and there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Charles. E. Adams	78,996,333	1,146,514
Robert A. Bourne	79,014,803	1,128,044
Lawrence A. Dustin	79,013,708	1,129,139
Craig M. McAllaster	79,015,648	1,127,199
James M. Seneff, Jr	79,014,909	1,127,938

2.	The stockholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation.

For	Withheld	Abstentions
74,053,778	2,051,360	4,037,709

Item 5.	Other Information.. Inapplicable.

Item 6.	Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report.

(a)	Exhibits

2.1	Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.1 to CNL Hospitality Properties, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2003, and incorporated herein by reference).

2.2	Amendment to Merger Agreement dated May 27, 2003 among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-98047) (the "2003 Form S-11") and incorporated herein by reference).

2.3	Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8–K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

3.1	CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to CNL Hospitality Properties, Inc.‘s Registration Statement on Form S-11 (Registration No. 333-9943) (the “1996 Form S-11”) and incorporated herein by reference).

3.2	CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference).

3.3	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Registrant from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc). (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference).

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

3.7	Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference).

3.8	Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference).

3.9	Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-67124) (the "2001 Form S-11") and incorporated herein by reference).

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

3.11	Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-107279) and incorporated herein by reference).

4.1	Form of Reinvestment Plan (Included as Appendix A to CNL Hospitality Properties, Inc.‘s Prospectus filed as part of the 2003 Form S-11 and incorporated herein by reference).

4.2	Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002 and incorporated herein by reference).

4.3	Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

4.4	Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

4.5	Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

10.1	Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.1 to the Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference).

10.2	Form of Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; and Thomas J. Hutchison III dated May 16, 2000 (Previously filed as Exhibit 10.2 to the Form 10-Q, filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference).

10.3	Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference).

10.4	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference).

10.6	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference).

10.7	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference).

10.8	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference).

10.9	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference).

10.10	Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference).

10.11	Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by reference).

10.12	Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference).

10.13	Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to the 1996 Form S-11 and incorporated herein by reference).

10.14	Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to the 1996 Form S-11 and incorporated herein by reference).

10.15	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn — Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.15 to the Form 10-Q, filed with the Securities and Exchange Commission on November 10, 1999, and incorporated herein by reference).

10.16	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn — Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.16 to the Form 10-Q, filed with the Securities and Exchange Commission on November 10, 1999, and incorporated herein by reference).

10.17	Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.22 to the 1998 Form S-11 and incorporated herein by reference).

10.18	First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference).

10.19	Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.24 to the 1998 Form S-11 and incorporated herein by reference).

10.20	Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn — Mira Mesa (Previously filed as Exhibit 10.25 to the 1998 Form S-11 and incorporated herein by reference).

10.21	Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn — Mira Mesa and the TownePlace Suites — Newark (Previously filed as Exhibit 10.26 to the 1998 Form S-11 and incorporated herein by reference).

10.22	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to the 1998 Form S-11 and incorporated herein by reference).

10.23	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to the 1998 Form S-11 and incorporated herein by reference).

10.24	Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to the 1998 Form S-11 and incorporated herein by reference).

10.25	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.32 to the 1999 Form S-11 and incorporated by reference).

10.26	Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.33 to the 1999 Form S-11 and incorporated by reference).

10.27	Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard — Palm Desert and the Residence Inn — Palm Desert (amends Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to the 1999 Form S-11 and incorporated by reference).

10.28	Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.35 to the 1999 Form S-11 and incorporated by reference).

10.29	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites — Gaithersburg (Previously filed as Exhibit 10.36 to the 1999 Form S-11 and incorporated by reference).

10.30	Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites — Gaithersburg (Previously filed as Exhibit 10.37 to the 1999 Form S-11 and incorporated by reference).

10.31	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn — Merrifield (Previously filed as Exhibit 10.38 to the 1999 Form S-11 and incorporated by reference).

10.32	Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn — Merrifield (Previously filed as Exhibit 10.39 to the 1999 Form S-11 and incorporated by reference).

10.33	First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn — Mira Mesa, SpringHill Suites — Gaithersburg, Residence Inn — Merrifield, and TownePlace Suites — Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit 10.40 to the 1999 Form S-11 and incorporated by reference).

10.34	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard — Alpharetta (Previously filed as Exhibit 10.41 to the 1999 Form S-11 and incorporated by reference).

10.35	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn — Cottonwood (Previously filed as Exhibit 10.42 to the 1999 Form S-11 and incorporated by reference).

10.36	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Mt. Laurel (Previously filed as Exhibit 10.43 to the 1999 Form S-11 and incorporated by reference).

10.37	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Scarborough (Previously filed as Exhibit 10.44 to the 1999 Form S-11 and incorporated by reference).

10.38	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Tewksbury (Previously filed as Exhibit 10.45 to the 1999 Form S-11 and incorporated by reference).

10.39	Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn — Cottonwood, Courtyard — Alpharetta and Overland Park SpringHill Suites — Raleigh, and TownePlace Suites — Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to the 1999 Form S-11 and incorporated by reference).

10.40	First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn — Cottonwood, Courtyard — Alpharetta, and Overland Park SpringHill Suites — Raleigh and TownePlace Suites — Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to the 1999 Form S-11 and incorporated by reference).

10.41	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites — Newark (Previously filed as Exhibit 10.48 to the 1999 Form S-11 and incorporated herein by reference).

10.42	Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard — Little Lake Bryan (Previously filed as Exhibit 10.49 to the 1999 Form S-11 and incorporated herein by reference).

10.43	Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn — Little Lake Bryan (Previously filed as Exhibit 10.50 to the 1999 Form S-11 and incorporated herein by reference).

10.44	First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard — Little Lake Bryan (amends Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to the 1999 Form S-11 and incorporated herein by reference).

10.45	First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn — Little Lake Bryan (amends Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to the 1999 Form S-11 and incorporated herein by reference).

10.46	Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard — Little Lake Bryan, the Fairfield Inn — Little Lake Bryan and the SpringHill Suites — Little Lake Bryan (Previously filed as Exhibit 10.53 to the 1999 Form S-11 and incorporated herein by reference).

10.47	Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard — Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Previously filed as Exhibit 10.54 to the 1999 Form S-11 and incorporated herein by reference).

10.48	Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn — Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Previously filed as Exhibit 10.55 to the 1999 Form S-11 and incorporated herein by reference).

10.49	Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to the 1999 Form S-11 and incorporated herein by reference).

10.50	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the 2001 Form S-11 and incorporated herein by reference).

10.51	Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

10.52	Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to the 2003 Form S-11 and incorporated herein by reference).

10.53	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the 1998 Form S-11 and incorporated herein by reference).

10.54	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the 1996 Form S-11 and incorporated herein by reference).

10.55	Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the 1996 Form S-11 and incorporated herein by reference).

10.56	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the 1996 Form S-11 and incorporated herein by reference).

10.57	Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the CNL Hospitality Properties, Inc.‘s Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference).

10.58	Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P. and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.59	Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.60	Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS Hotel Investors, Inc.‘s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.61	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2001, and incorporated herein by reference).

10.62	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2001, and incorporated herein by reference).

10.63	Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.64	First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation, RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS Hotel Investor, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.65	Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS Hotel Investors Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.66	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS Hotel Investors Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.67	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS Hotel Investors Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.68	Credit Agreement, dated as of July 10, 2003, among RFS Partnership, L.P., RFS Financing Partnership, L.P., CNL Hospitality Properties, Inc., Bank of America, N.A. and certain lenders named therein. (Previously filed as Exhibit 10.68 to the 2003 Form S-11 and incorporated herein by reference).

10.69	Note, dated July 10, 2003, made by RFS Partnership, L.P. and RFS Financing Partnership, L.P. (Previously filed as Exhibit 10.69 to the 2003 Form S-11 and incorporated herein by reference).

10.70	Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.71	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.72	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.73	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.74	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.75	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.76	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.77	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.78	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.79	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.80	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.81	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a–14(a), as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

(b)	The Company filed the following reports during the quarter ended June 30, 2003 on Form 8-K:

On April 29, 2003, the Company filed a report on Form 8-K to attach a press release dated April 21, 2003, announcing an initial investment in Hersha Hospitality Trust.

On May 9, 2003, the Company filed a report on Form 8-K to attach a press release dated May 8, 2003, announcing its intention to acquire RFS hotel Investors, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2003.

CNL HOSPITALITY PROPERTIES, INC. BY: /s/ Thomas J. Hutchison, III —————————————— THOMAS J. HUTCHISON, III Chief Executive Officer (Principal Executive Officer)
BY: /s/ C. Brian Strickland —————————————— C. BRIAN STRICKLAND Executive Vice President (Principal Financial Officer)

INDEX

2.1	to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

2.2	Amendment to Merger Agreement dated May 27, 2003 among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-98047) (the "2003 Form S-11") and incorporated herein by reference).

2.3	RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8–K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

3.1	CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to CNL Hospitality Properties, Inc.‘s Registration Statement on Form S-11 (Registration No. 333-9943) (the “1996 Form S-11”) and incorporated herein by reference).

3.2	CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to the 1996 Form S-11 and incorporated herein by reference).

3.3	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the 1996 Form S-11 and incorporated herein by reference).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Registrant from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc). (Previously filed as Exhibit 3.4 to the 1996 Form S-11 and incorporated herein by reference).

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-67787) (the "1998 Form S-11") and incorporated herein by reference).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-89691) (the "1999 Form S-11") and incorporated by reference).

3.7	Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to the 1999 Form S-11 and incorporated herein by reference).

3.8	Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to the 1999 Form S-11 and incorporated herein by reference).

3.9	Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-67124) (the "2001 Form S-11") and incorporated herein by reference).
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to the 2001 Form S-11 and incorporated herein by reference).

3.11	Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to CNL Hospitality Properties, Inc.'s Registration Statement on Form S-11 (Registration No. 333-107279) and incorporated herein by reference).

4.1	Form of Reinvestment Plan (Included as Appendix A to CNL Hospitality Properties, Inc.‘s Prospectus filed as part of the 2003 Form S-11 and incorporated herein by reference).

4.2	Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investor, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002 and incorporated herein by reference).

4.3	Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

4.4	Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

4.5	Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS Hotel Investors, Inc.‘s Form S-4 Registration Statement, filed with the Securities and Exchange Commission on March 15, 2002, and incorporated herein by reference).

10.1	Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.1 to the Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference).

10.2	Form of Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; and Thomas J. Hutchison III dated May 16, 2000 (Previously filed as Exhibit 10.2 to the Form 10-Q, filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference).

10.3	Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to the 1996 Form S-11 and incorporated herein by reference).

10.4	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.11 to the 1996 Form S-11 and incorporated herein by reference).

10.5	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.12 to the 1996 Form S-11 and incorporated herein by reference).

10.6	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to the 1996 Form S-11 and incorporated herein by reference).

10.7	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to the 1996 Form S-11 and incorporated herein by reference).

10.8	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn — Gwinnett Place (Previously filed as Exhibit 10.15 to the 1996 Form S-11 and incorporated herein by reference).

10.9	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn — Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to the 1996 Form S-11 and incorporated herein by reference).

10.10	Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to the 1996 Form S-11 and incorporated herein by reference).

10.11	Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to the 1996 Form S-11 and incorporated herein by reference).

10.12	Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to the 1996 Form S-11 and incorporated herein by reference).

10.13	Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to the 1996 Form S-11 and incorporated herein by reference).

10.14	Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to the 1996 Form S-11 and incorporated herein by reference).
10.15	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn — Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.15 to the Form 10-Q, filed with the Securities and Exchange Commission on November 10, 1999, and incorporated herein by reference).

10.16	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn — Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.16 to the Form 10-Q, filed with the Securities and Exchange Commission on November 10, 1999, and incorporated herein by reference).

10.17	Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.22 to the 1998 Form S-11 and incorporated herein by reference).

10.18	First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.23 to the 1998 Form S-11 and incorporated herein by reference).

10.19	Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard — Philadelphia (Previously filed as Exhibit 10.24 to the 1998 Form S-11 and incorporated herein by reference).

10.20	Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn — Mira Mesa (Previously filed as Exhibit 10.25 to the 1998 Form S-11 and incorporated herein by reference).

10.21	Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn — Mira Mesa and the TownePlace Suites — Newark (Previously filed as Exhibit 10.26 to the 1998 Form S-11 and incorporated herein by reference).

10.22	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to the 1998 Form S-11 and incorporated herein by reference).

10.23	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to the 1998 Form S-11 and incorporated herein by reference).
10.24	Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to the 1998 Form S-11 and incorporated herein by reference).

10.25	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.32 to the 1999 Form S-11 and incorporated by reference).

10.26	Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.33 to the 1999 Form S-11 and incorporated by reference).

10.27	Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard — Palm Desert and the Residence Inn — Palm Desert (amends Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to the 1999 Form S-11 and incorporated by reference).

10.28	Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard — Palm Desert and the Residence Inn — Palm Desert (Previously filed as Exhibit 10.35 to the 1999 Form S-11 and incorporated by reference).

10.29	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites — Gaithersburg (Previously filed as Exhibit 10.36 to the 1999 Form S-11 and incorporated by reference).

10.30	Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites — Gaithersburg (Previously filed as Exhibit 10.37 to the 1999 Form S-11 and incorporated by reference).

10.31	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn — Merrifield (Previously filed as Exhibit 10.38 to the 1999 Form S-11 and incorporated by reference).

10.32	Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn — Merrifield (Previously filed as Exhibit 10.39 to the 1999 Form S-11 and incorporated by reference).

10.33	First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn — Mira Mesa, SpringHill Suites — Gaithersburg, Residence Inn — Merrifield, and TownePlace Suites — Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit 10.40 to the 1999 Form S-11 and incorporated by reference).
10.34	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard — Alpharetta (Previously filed as Exhibit 10.41 to the 1999 Form S-11 and incorporated by reference).

10.35	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn — Cottonwood (Previously filed as Exhibit 10.42 to the 1999 Form S-11 and incorporated by reference).

10.36	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Mt. Laurel (Previously filed as Exhibit 10.43 to the 1999 Form S-11 and incorporated by reference).

10.37	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Scarborough (Previously filed as Exhibit 10.44 to the 1999 Form S-11 and incorporated by reference).

10.38	Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites — Tewksbury (Previously filed as Exhibit 10.45 to the 1999 Form S-11 and incorporated by reference).

10.39	Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn — Cottonwood, Courtyard — Alpharetta and Overland Park SpringHill Suites — Raleigh, and TownePlace Suites — Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to the 1999 Form S-11 and incorporated by reference).

10.40	First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn — Cottonwood, Courtyard — Alpharetta, and Overland Park SpringHill Suites — Raleigh and TownePlace Suites — Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to the 1999 Form S-11 and incorporated by reference).

10.41	Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites — Newark (Previously filed as Exhibit 10.48 to the 1999 Form S-11 and incorporated herein by reference).

10.42	Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard — Little Lake Bryan (Previously filed as Exhibit 10.49 to the 1999 Form S-11 and incorporated herein by reference).
10.43	Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn — Little Lake Bryan (Previously filed as Exhibit 10.50 to the 1999 Form S-11 and incorporated herein by reference).

10.44	First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard — Little Lake Bryan (amends Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to the 1999 Form S-11 and incorporated herein by reference).

10.45	First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn — Little Lake Bryan (amends Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to the 1999 Form S-11 and incorporated herein by reference).

10.46	Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard — Little Lake Bryan, the Fairfield Inn — Little Lake Bryan and the SpringHill Suites — Little Lake Bryan (Previously filed as Exhibit 10.53 to the 1999 Form S-11 and incorporated herein by reference).

10.47	Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard — Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Previously filed as Exhibit 10.54 to the 1999 Form S-11 and incorporated herein by reference).

10.48	Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn — Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Previously filed as Exhibit 10.55 to the 1999 Form S-11 and incorporated herein by reference).

10.49	Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to the 1999 Form S-11 and incorporated herein by reference).

10.50	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the 2001 Form S-11 and incorporated herein by reference).

10.51	Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to the 2003 Form S-11 and incorporated herein by reference).

10.52	Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to the 2003 Form S-11 and incorporated herein by reference).

10.53	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the 1998 Form S-11 and incorporated herein by reference).

10.54	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the 1996 Form S-11 and incorporated herein by reference).
10.55	Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the 1996 Form S-11 and incorporated herein by reference).

10.56	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the 1996 Form S-11 and incorporated herein by reference).

10.57	Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the CNL Hospitality Properties, Inc.‘s Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference).

10.58	Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P. and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.59	Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.60	Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS Hotel Investors, Inc.‘s Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.61	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2001, and incorporated herein by reference).

10.62	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2001, and incorporated herein by reference).

10.63	Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 1996, and incorporated herein by reference).

10.64	First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation, RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS Hotel Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.65	Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS Hotel Investors, Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.66	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS Hotel Investors, Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.67	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS Hotel Investors, Inc.’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.68	Credit Agreement, dated as of July 10, 2003, among RFS Partnership, L.P., RFS Financing Partnership, L.P., CNL Hospitality Properties, Inc., Bank of America, N.A. and certain lenders named therein. (Previously filed as Exhibit 10.68 to the 2003 Form S-11 and incorporated herein by reference).

10.69	Note, dated July 10, 2003, made by RFS Partnership, L.P. and RFS Financing Partnership, L.P. (Previously filed as Exhibit 10.69 to the 2003 Form S-11 and incorporated herein by reference).

10.70	Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.71	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.72	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.73	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.74	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.75	Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).
10.76	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.77	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.78	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.79	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.80	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

10.81	Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2003, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a–14(a), as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 (Filed herewith).

(b)	The Company filed the following reports during the quarter ended June 30, 2003 on Form 8-K:

On April 29, 2003, the Company filed a report on Form 8-K to attach a press release dated April 21, 2003, announcing an initial investment in Hersha Hospitality Trust.

On May 9, 2003, the Company filed a report on Form 8-K to attach a press release dated May 8, 2003, announcing its intention to acquire RFS hotel Investors, Inc.