Form 10-Q
period 2003-09-30
CNL HOSPITALITY PROPERTIES INC
filed 2003-11-14
CIK 1017022

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Month Period Ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24097

CNL Hospitality Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	59-3396369 (I.R.S. Employer Identification No.)
450 South Orange Avenue Orlando, Florida (Address of principal executive offices)	32801 (Zip Code)
(407) 650-1000 Registrant's telephone number (including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of Shares of common stock outstanding as of November 3, 2003, was 214,201,828.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Hotel properties, less accumulated depreciation of $91,212 and $56,408, respectively	$1,980,135	$988,646
Investment in unconsolidated subsidiaries	344,006	202,554
Real estate held for sale	36,796	—
Cash and cash equivalents	33,524	48,993
Restricted cash	40,100	18,822
Receivables	26,540	11,382
Due from related parties	5,300	3,164
Prepaid expenses and other assets	58,215	25,177
Loan costs, less accumulated amortization of $3,566 and $2,180, respectively	10,373	5,122
Deferred income taxes, less valuation allowance of $4,566 in 2003	26,575	—

	$2,561,564	$1,303,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest	$574,342	$207,206
Other notes payable	225,237	29,739
Line of credit	96,994	24,079
Accounts payable and accrued expenses	48,242	9,256
Other liabilities	9,553	5,632
Distributions payable	95	106
Due to related parties	2,072	2,460
Security deposits	12,166	12,883

Total liabilities	968,701	291,361
Commitments and contingencies
Stockholders' equity:
Preferred stock, without par value. Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 63,000 shares	—	—
Common stock, $.01 par value per share. Authorized 450,000 shares; issued 201,322 and 126,802 shares, respectively; outstanding 199,918 and 126,030 shares, respectively	2,000	1,260
Capital in excess of par value	1,781,203	1,115,745
Accumulated distributions in excess of net earnings	(184,819)	(98,366)
Accumulated other comprehensive loss	(4,008)	(4,316)
Minority interest distributions in excess of contributions and accumulated earnings	(1,513)	(1,824)

Total stockholders' equity	1,592,863	1,012,499

	$2,561,564	$1,303,860

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Hotel revenues:
Room	$74,568	$32,522	$141,909	$62,221
Food and beverage	9,948	3,765	20,828	5,235
Other hotel operating departments	2,978	1,361	5,282	2,719
Rental income from operating leases	9,350	7,249	25,078	29,289
FF&E reserve income	850	1,063	2,583	3,440
Interest and other income	9,638	316	17,169	2,825

	107,332	46,276	212,849	105,729

Expenses:
Hotel expenses:
Room	17,548	5,939	32,692	14,578
Food and beverage	8,588	2,937	17,006	4,080
Other hotel operating departments	1,490	833	2,785	1,279
Property operations	23,591	10,380	40,977	16,383
Repairs and maintenance	4,411	1,418	8,318	2,090
Hotel management fees	2,727	1,509	6,172	2,884
Sales and marketing	5,512	2,766	10,973	4,288
Interest and loan cost amortization	14,764	4,669	25,670	13,828
General operating and administrative	3,565	1,333	7,972	4,118
Asset management fees to related party	3,178	1,744	8,161	4,819
Depreciation and amortization	17,003	7,415	34,804	20,306

	102,377	40,943	195,530	88,653

Income before equity in loss of unconsolidated subsidiaries interests and minority interests	4,955	5,333	17,319	17,076
Equity in loss of unconsolidated subsidiaries	(10,960)	(2,927)	(15,802)	(6,129)
Minority interests	(57)	(63)	(159)	(196)

Income (loss) from continuing operations	(6,062)	2,343	1,358	10,751

Discontinued operations:
Income (loss) from discontinued operations, net	774	—	774	—

Net earnings (loss)	$(5,288)	$2,343	$2,132	$10,751

Earnings (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.03)	$0.02	$0.01	$0.12
Discontinued operations	—	—	—	—

	$(0.03)	$0.02	$0.01	$0.12

Weighted average number of shares of common stock outstanding:
Basic and diluted	181,941	100,749	156,647	90,622

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2003 and Year Ended December 31, 2002
(UNAUDITED) (in thousands, except per share data)

	Common Stock
				Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Minority interest distributions in excess of contr. and accum. earnings
	Number of shares	Par value	Capital in excess of par value				Total	Comprehensive income
Balance at December 31, 2001	77,358	$773	$681,152	$(39,959)	$(1,190)	$(2,900)	$637,876	$—
Subscriptions received for common stock through public offerings and distribution reinvestment plan	48,911	489	488,622	—	—	—	489,111	—
Retirement of common stock	(239)	(2)	(2,389)	—	—	—	(2,391)	—
Stock issuance costs	—	—	(51,640)	—	—		(51,640)
Net earnings	—	—	—	15,810	—		15,810	15,810
Minority interest distributions in excess of contributions and accumulated earnings	—	—	—	—	—	1,076	1,076	—
Current period adjustments to recognize changes in value of cash flow hedges of equity investees	—	—	—	—	(3,126)	—	(3,126)	(3,126)

Total comprehensive income	—	—	—	—	—	—	—	$12,684

Distributions declared and paid ($.78 per share)	—	—	—	(74,217)	—	—	(74,217)

Balance at December 30, 2002	126,030	$1,260	$1,115,745	$(98,366)	$(4,316)	$(1,824)	$1,012,499

See accompanying notes to condensed consolidated financial statements.

	Common Stock					Minority interest distributions in excess of contr. and accum. earnings
				Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss
	Number of Shares	Par value	Capital in excess of par value				Total	Comprehensive income
Balance at December 31, 2002	126,030	$1,260	$1,115,745	$(98,366)	$(4,316)	$(1,824)	$1,012,499	$—
Subscriptions received for common stock through public offerings and distribution reinvestment plan	74,322	744	742,472	—	—	—	743,216	—
Retirement of common stock	(434)	(4)	(4,327)	—	—	—	(4,331)	—
Stock issuance costs	—	—	(72,687)	—	—	—	(72,687)	—
Net earnings	—	—	—	2,132	—	—	2,132	2,132
Minority interest distributions in excess of contributions and accumulated earnings	—	—	—	—	—	311	311	—
Current period adjustments to recognize changes in value of cash flow hedges of equity investees	—	—	—	—	308	—	308	308

Total comprehensive income	—	—	—	—	—	—	—	$2,440

Distributions declared and paid ($.58 per share)	—	—	—	(88,585)	—	—	(88,585)

Balance at September 30, 2003	199,918	$2,000	$1,781,203	$(184,819)	$(4,008)	$(1,513)	$1,592,863

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$72,833	$50,648

Cash flows from investing activities:
Additions to land, buildings and equipment on operating leases	(347,856)	(181,242)
RFS Merger	(464,160)	—
Investment in unconsolidated subsidiaries	(90,292)	(42,007)
Deposit on real estate assets and other investments	(30,977)	(8,104)
Increase in restricted cash	(12,209)	(5,554)
Decrease (increase) in other assets	6,463	(17,654)

Net cash used in investing activities	(939,031)	(254,561)

Cash flows from financing activities:
Proceeds from mortgage loans	131,630	—
Principal payments on mortgage loans	(1,886)	(1,093)
Net proceeds (reduction) of other notes payable	71,837	(31,519)
Draw on line of credit	72,915	16,652
Subscriptions received from stockholders	743,216	327,357
Distributions to stockholders	(88,585)	(51,812)
Distributions to minority interest	(287)	(308)
Retirement of common stock	(4,331)	(2,417)
Payment of stock issuance costs	(72,687)	(33,294)
Payment of loan costs	(1,093)	(804)

Net cash provided by financing activities	850,729	222,762

Net increase (decrease) in cash and cash equivalents	(15,469)	18,849
Cash and cash equivalents at beginning of period	48,993	44,825

Cash and cash equivalents at end of period	$33,524	$63,674

See accompanying notes to condensed consolidated financial statements

	Nine Months Ended September 30,
	2003	2002
Supplemental schedule of non-cash investing activities:
RFS Merger transaction (see Note 13, "RFS Merger"):
Purchase accounting:
Assets Acquired:
Cash and cash equivalents	$5,612	$—
Restricted cash	9,069	—
Accounts receivable	5,442	—
Loan costs	5,544	—
Prepaid expenses and other assets	8,595	—
Deferred tax asset	26,048	—
Hotel properties	711,809	—

Total	$772,119	$—

Liabilities assumed:
Accounts payable and accrued expenses	$23,207	$—
Mortgages payable	160,731	—
Other notes payable	124,021	—

Total	$307,959	$—

Net assets acquired	$464,160	—

Net of Cash	$458,548	$—

Hotel Properties acquired as a result of the RFS transaction (see Note 13, "RFS Merger") classified as Real Estate Held for Sale	$36,796	$—

Contribution of one hotel Property to an unconsolidated joint venture	$72,180	$—

Amounts incurred but not paid for construction in progress	$3,282	$886

Supplemental schedule of non-cash financing activities:
Distributions declared but not paid to minority interest	$96	$95

Reduction in tax incremental financing note through tax payments by tenant	$360	$74

Loan costs capitalized to construction in progress	$52	$61

Assumption of loan with Crestline lease assumption	$—	$3,576

Loans assumed as a result of the acquisition of hotel Properties	$75,571	$—

See accompanying notes to condensed consolidated financial statements

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Ended March 30, 2002 and 2001

1. Organization:

        CNL Hospitality Properties, Inc. (the "Company") was organized pursuant to the laws of the State of Maryland on June 12, 1996. As of September 30, 2003, the terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL Hotel MI-4, LP, CNL Foothill Hotel Partnership, LP, CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Hotel RI Orlando, Ltd., CNL Hotel CY-Weston, Ltd., CNL Hotel CY-Edison, LP, CNL Tampa International Hotel, LP, RFS Partnership, LP, RFS Financing Partnership, LP, RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, RFS SPE 2000 LLC, RFS SPE2 2000 LLC, RFS Financing Partnership II, LP, Wharf Associates and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT") and is engaged in the acquisition, development and ownership of hotel properties ("Properties"). The Company has contracted with CNL Hospitality Corp. (its "Advisor") to conduct the day-to-day operations of its business.

        On July 10, 2003, the Company completed the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, LP (collectively, "RFS") for approximately $383 million in cash ($12.35 per share) and the assumption of approximately $409 million in liabilities including transaction and severance costs which are expected to total approximately $55 million. In connection with this transaction, the Company obtained interests in 57 Properties. See Note 13, "RFS Merger" for additional information related to this transaction.

        As of September 30, 2003 the Company owned interests in 126 Properties. The Company leases most of its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party hotel management companies to operate these Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Interests in 21 Properties are owned through various partnerships and are generally leased to wholly owned TRS entities of the partnerships. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party hotel managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage. See Note, 15, "Credit Enhancements," for additional information on credit enhancements.

2. Summary of Significant Accounting Policies:

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the interim period presented. The accompanying condensed consolidated financial statements include managements current best estimates of all costs incurred related to the acquisition of RFS. It is possible that these estimates may change and affect the purchase accounting related to this acquisition, although no significant revisions are anticipated. Operating results for the quarter ended and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc. and each of its wholly owned and majority controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

        Reclassification—Certain items in the prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

        Income Taxes—Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations.

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

        Segment Information—The Company derives all significant revenues from a single line of business, hotel real estate ownership and operation.

        Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 initially applied immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Effective October 8, 2003, the FASB deferred implementation of FIN 46 prospectively to reporting periods ending after December 15, 2003. As of September 30, 2003, the Company is evaluating the effect of FIN 46 on its unconsolidated subsidiaries. Under the terms of some or all of the Company's unconsolidated subsidiaries' formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 13, "Commitments and Contingencies"). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries or other investments upon implementation of FIN 46.

        In May 2003, the FASB issued FASB Statement No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. FASB 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships. The Company adopted FAS 150 in the quarter ended September 30, 2003, except as it applies to minority interest, and it did not have a material impact on the Company's results of operations.

3. Hotel Properties:

        In addition to the interests in the Properties acquired as a result of the RFS Merger discussed in Note 13, "RFS Merger", during the nine months ended September 30, 2003, the Company acquired the following Properties (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price
Hyatt	Miami, FL	February 20, 2003	$35,800
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott*	Seattle, WA	May 23, 2003	88,900
Marriott	Plano, TX	August 15, 2003	55,550
Marriott	Baltimore, MD	August 29, 2003	69,000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,000

*
Newly constructed

        All of the above listed Properties are leased to TRS entities of the Company and are operated by third-party managers. The Properties were recorded at cost, which was allocated between land, building, and equipment based on replacement cost using appraisal data. Hotel operating assets, liabilities, and any related intangible assets are also recorded based on their fair values. The results of operations of the Properties since the date of acquisition are included in the consolidated results of operations.

        Additionally, the Company is currently developing one hotel in California and another hotel in Florida, which are expected to be completed in January 2004 and June 2004, respectively. Construction in progress of approximately $16.3 million and approximately $0.9 million are included in hotel Properties in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively. These Properties are expected to be leased to TRS entities of the Company and managed by a subsidiary of Marriott International, Inc. ("Marriott").

        The following presents unaudited estimated pro forma results of operations of the Company as if the Properties were owned during the entire period for the nine months ended September 30, 2003 and

2002 excluding the effect of the RFS Merger (see Note 13 "RFS Merger")(in thousands, except per share data):

	2003	2002
Revenues	$250,192	$175,719
Expenses	232,715	154,680
Net earnings	2,339	14,714
Basic and diluted earnings per share	0.01	0.12
Weighted average number of common shares outstanding—basic and diluted	187,809	122,260

4. Investments in Unconsolidated Subsidiaries:

  Hilton 2 Partnership

        On February 20, 2003, the Company contributed a Doubletree hotel located in Arlington, Virginia, which was originally acquired in December 2002, and Hilton Hotels Corporation ("Hilton") conveyed a Hilton hotel located in Rye, New York, to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the "Hilton 2 Partnership"). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties (one each located in Orlando, Florida; Arlington, Virginia; and Santa Clara, California) for a purchase price of $104.5 million. At the time of these transactions, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity. The Hilton 2 Partnership plans to make improvements at certain of its Properties for an estimated $20 million over the next two years. As of September 30, 2003, the Company had contributed approximately $119.3 million for its 75 percent interest in this partnership.

  Hersha Partnership

        On February 25, 2003, the Company and a subsidiary of Hersha Hospitality Trust ("Hersha") formed a partnership (the "Hersha Partnership") of which the Company owns a 66.67 percent interest and Hersha owns a 33.33 percent interest. In August 2003, Hersha Partnership acquired a newly constructed Property in Manhattan, New York (the "Hampton Inn Chelsea-Manhattan Property"), which was owned by a trustee of Hersha and was valued at approximately $28 million. The partnership assumed a construction mini-permanent loan totaling $15.9 million to finance the purchase of this Property. The loan bears interest at LIBOR plus 3.5 percent per annum (4.62 percent as of September 30, 2003) and requires monthly payments of interest only for the first year and payments of interest plus principal in the amount of $15,000 starting in the 13th month through maturity in August 2006. As of September 30, 2003, the Company had contributed approximately $8.1 million for its 66.67 percent interest in this partnership.

  Exxon Mobil Travel Guide

        CTM Partners, LLC, a partnership in which the Company has a 31.25 percent interest through its interest in EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership through its interest in CTM Partners, LLC. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

  Dearborn Partnership

        In August 2003, the Company acquired an interest in a partnership (the "Dearborn Partnership") of which the Company owns an 85 percent interest and Ford Motor Land Development Corporation ("Ford") owns a 15 percent interest. The Dearborn Partnership owns a Property in Dearborn, Michigan, which was owned by Ford and was valued at $65 million. As of September 30, 2003, the Company had contributed approximately $56 million for its 85 percent interest in this partnership.

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

        The following presents unaudited condensed financial information for these investments as of September 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	HT/CNL Metro Hotels, LP	Dearborn Hotel Partners, LP	Total
Hotel Properties	$263,426	$192,576	$220,676	$34,836	$78,516	$—	$—	$366,582	$28,396	$64,085	$1,249,093
Other assets	13,097	14,664	13,400	2,471	7,515	12,049	62,950	25,824	438	3,483	155,891
Mortgages and other notes payable	260,416	171,986	99,271	15,703	60,707	5,586	63,252	224,741	15,578	—	917,240
Other liabilities	16,812	11,776	5,538	811	6,063	626	1,048	11,408	1,144	1,523	56,749
Partners' capital (deficit)	(705)	23,478	129,267	20,793	19,261	5,837	(1,350)	156,257	12,112	66,045	430,995
Difference between carrying amount of investment and Company's share of partners' capital	4,414	4,646	7,671	1,484	1,746	—	—	13,707	—	—	33,668
Company's ownership interest at end of period	44.00%	49.00%	70.00%	85.00%	50.00%	31.25%	10.00%	75.00%	66.67%	85.00%

*
These entities were not formed until 2003 and therefore are not presented as of December 31, 2002.

        The following presents condensed financial information for these investments as of December 31, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	HT/CNL Metro Hotels, LP*	Dearborn Hotel Partners, LP*	Total
Hotel Properties	$269,925	$198,140	$218,268	$35,073	$80,374	$—	$—	$122,493	$—	$—	$924,273
Other assets	20,543	22,091	9,439	2,995	3,733	12,623	63,735	5,291	—	—	140,450
Mortgages and other notes payable	230,176	157,798	100,000	15,909	57,160	2,247	64,061	78,650	—	—	706,001
Other liabilities	41,065	15,834	7,075	814	3,725	220	398	5,673	—	—	74,804
Partners' capital (deficit)	19,227	46,599	120,632	21,345	23,222	10,156	(724)	43,461	—	—	283,918
Difference between carrying amount of investment and company's share of partners' capital	3,642	3,503	7,302	2,050	1,831	—	—	4,501	—	—	22,829
Company's ownership interest at end of period	44.0%	49.0%	70.0%	85.0%	50.0%	31.25%	10.0%	75.0%	—	—

*
These entities were not formed until 2003 and therefore are not presented as of December 31, 2002.

        The following presents unaudited condensed financial information for these investments for the quarter ended September 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	HT/CNL Metro Hotels, LP	Dearborn Hotel Partners, LP	Total
Revenues	$12,161	$14,203	$14,708	$2,373	$3,673	$—	$2,620	$30,563	$401	$3,010	$83,712
Cost of sales	(8,359)	(5,603)	(6,573)	(661)	(1,212)	(1,628)	(808)	(13,605)	(236)	(1,608)	(40,293)
Expenses	(15,580)	(13,640)	(9,488)	(1,562)	(3,485)	(579)	(1,721)	(19,120)	(133)	(1,231)	(66,539)
Minority interest in loss	—	—	—	—	—	510	—	—	—	—	510

Net income (loss)	$(11,778)	$(5,040)	$(1,353)	$150	$(1,024)	$(1,697)	$91	$(2,162)	$32	$171	$(22,610)

Income (loss) allocable to the Company	$(5,182)	$(2,470)	$(947)	$128	$(512)	$(531)	$9	$(1,621)	$21	$145	$(10,960)

Other comprehensive inncome allocable to the Compan	$735	$—	$36	$—	$—	$—	$—	$—	$—	$—	$771

Company's ownership interest at end of period	44.0%	49.0%	70.0%	85.0%	50.0%	31.25%	10.0%	75.0%	66.67%	85.0%

        The following presents unaudited condensed financial information for these investments for the quarter ended September 30, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP*	HT/CNL Metro Hotels, LP*	Dearborn Hotel Partners, LP*	Total
Revenues	$816	$12,415	$15,371	$1,891	$5,221	$610	$2,694	$—	$—	$—	$39,018
Cost of sales	(1,128)	(5,294)	(6,327)	(475)	(1,637)	(1,006)	(2,283)	—	—	—	(18,150)
Expenses	(1,811)	(11,199)	(9,114)	(1,033)	(4,049)	(1,156)	(332)	—	—	—	(28,694)
Minority interest in loss	—	—	—	—	—	737	—	—	—	—	737

Income (loss)	$(2,123)	$(4,078)	$(70)	$383	$(465)	$(815)	$79	$—	$—	$—	$(7,089)

Income (loss) allocable to the Company	$(774)	$(1,998)	$(49)	$325	$(233)	$(204)	$6	$—	$—	$—	$(2,927)

Other comprehensive (loss) allocable to the Company	$(1,759)	$—	$(118)	$—	$—	$—	$—	$—	$—	$—	$(1,877)

Company's ownership interest at end of period	39.5%	49.0%	70.0%	85.0%	50.0%	25.00%	10.0%	—	—	—

*
These entities were not formed until 2003 and therefore are not presented for the quarter ended September 30, 2002.

        The following presents unaudited condensed financial information for these investments for the nine months ended September 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP	HT/CNL Metro Hotels, LP	Dearborn Hotel Partners, LP	Total
Revenues	$64,944	$41,469	$46,637	$7,214	$10,950	$1,894	$7,958	$91,433	$401	$3,010	$275,910
Cost of sales	(30,133)	(16,605)	(19,810)	(1,916)	(3,650)	(6,126)	(2,466)	(38,713)	(236)	(1,608)	(121,263)
Expenses	(49,468)	(40,674)	(27,367)	(4,777)	(10,316)	(1,984)	(5,215)	(51,199)	(133)	(1,231)	(192,364)
Minority interest in loss	—	—	—	—	—	1,423	—	—	—	—	1,423

	$(14,657)	$(15,810)	$(540)	$521	$(3,016)	$(4,793)	$277	$1,521	$32	$171	$(36,294)

Income (loss) allocable to the Company	$(6,449)	$(7,747)	$(378)	$443	$(1,508)	$(1,498)	$28	$1,141	$21	$145	$(15,802)

Other comprehensive income allocable to the Company	$275	$—	$33	$—	$—	$—	$—	$—	$—	$—	$308

Company's ownership interest at end of period	44.0%	49.0%	70.0%	85.0%	50.0%	31.25%	10.0%	75.0%	66.67%	85.0%

        The following presents unaudited condensed financial information for these investments for the nine months ended September 30, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CNL HHC Partners, LP	CNL IHC Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	CNL HHC Partners II, LP*	HT/CNL Metro Hotels, LP*	Dearborn Hotel Partners, LP*	Total
Revenues	$3,324	$34,523	$47,707	$4,640	$5,221	$1,410	$3,591	$—	$—	$—	$100,416
Cost of sales	(2,610)	(14,856)	(19,381)	(1,235)	(1,637)	(2,693)	(2,552)	—	—	—	(44,964)
Expenses	(5,073)	(30,205)	(26,859)	(2,638)	(4,049)	(1,994)	(982)	—	—	—	(71,800)
Minority interest in loss	—	—	—	—	—	737	—	—	—	—	737

	$(4,359)	$(10,538)	$1,467	$767	$(465)	$(2,540)	$57	$—	$—	$—	$(15,611)

Income (loss) allocable to the Company	$(1,720)	$(5,164)	$1,027	$590	$(233)	$(635)	$6	$—	$—	$—	$(6,129)

Other comprehensive (loss) allocable to the Company	$(2,553)	$—	$(533)	$—	$—	$—	$—	$—	$—	$—	$(3,086)

Company's ownership interest at end of period	39.5%	49.0%	70.0%	85.0%	50.0%	25.00%	10.0%	—	—	—

*
These entities were not formed until 2003 and therefore are not presented for the nine months ended September 30, 2002.

        The difference between the carrying amount of the investments in the above entities and the Company's share of partners' capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years, the estimated weighted average depreciable lives of the Company's hotel Properties.

        The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the nine months ended September 30, 2003 and 2002, the Company recorded the following distributions, which reduce the carrying value of the investment (in thousands):

	September 30,
	2003	2002
Desert Ridge Resort Partners, LLC	$2,162	$724
WB Resort Partners, LP	3,582	2,928
CNL HHC Partners, LP	—	4,620
CNL IHC Partners, LP	667	567
CY-SF Hotel Parent, LP	973	388
CNL HHC Partners II, LP	4,028	—

	$11,412	$9,227

5. Discontinued Operations:

        The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to FASB Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"). FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with real estate assets held for sale, are included in the income statement as discontinued operations. In connection with the RFS transaction in July 2003, the Company decided to sell six non-strategic hotel Properties from the former RFS portfolio (see Note 13, "RFS Merger"), and therefore, these Properties were classified as real estate held for sale as of September 30, 2003.

        The financial results for these hotel Properties are reflected as discontinued operations in the accompanying condensed consolidated financial statements. The operating results of discontinued operations are as follows for the quarter and nine months ended September 30 (in thousands):

2003
Hotel revenues	$3,001
Hotel expenses	(2,178)
Asset management fees to related party	(49)

Income from discontinued operations	$774

6. Investments:

        On April 21, 2003 and May 21, 2003, the Company invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership ("HLP"). In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, the Company invested approximately $4 million in additional convertible preferred partnership units of HLP. The investment in HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that such distributions or returns will be paid. HLP declares dividends quarterly in arrears. The Company received approximately $263,000 during the quarter ended September 30, 2003, which related to the second quarter. During October 2003, the company received approximately $432,000 in distributions related to the third quarter.

7. Income Taxes

        As of September 30, 2003, the Company's total deferred tax asset was approximately $31.1 with a valuation allowance of approximately $4.6 million. Prior to the RFS Merger (see Note 13, "RFS Merger"), the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses at our TRS entities. The Company has never recorded this future potential benefit because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential future benefit. Upon the acquisition of RFS the Company obtained additional deferred tax assets, which as of September 30, 2003, amounted to approximately $27.9 million with a valuation allowance of approximately $1.3 million. The majority of this amount relates to amortization of certain lease termination costs with the remainder due to net operating losses at RFS's TRS entities. The deferred tax assets of the RFS TRS entities are not available to offset taxable income for the Company's existing TRS subsidiaries and, likewise, the deferred tax assets of the existing TRS entities are not available to offset taxable income of the RFS TRS entities.

8. Indebtedness:

        Indebtedness consisted of the following at (in thousands):

	September 30, 2003	December 31, 2002
Mortgages payable and accrued interest	$574,342	$207,206
Construction loan facilities	34,386	21,280
Tax incremental financing note	8,098	8,459
Secured notes	81,753	—
Bridge loan	101,000	—
Line of credit	96,994	24,079

	$896,573	$261,024

        In connection with the RFS Merger (see Note 13, "RFS Merger"), the Company obtained a bridge loan (the "Bridge Loan") in the amount of approximately $101 million. The Bridge Loan requires monthly payments of interest only. Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the "Eurodollar Rate") plus 3% (the "Applicable Rate"). The Eurodollar Rate on the date of closing was 1.05%. The Applicable Rate increased by 0.5% on November 7, 2003, and will continue to do so on the last day of each subsequent three-month period thereafter. Amounts borrowed under the Bridge Loan and any interest accrued thereon, is due and payable by the Company no later than January 10, 2004.

9. Distributions:

        For the nine months ended September 30, 2003 and 2002, approximately 35 percent and 60 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 65 percent and 40 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2003 or 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

        Amounts incurred relating to these transactions with affiliates were as follows for the nine months ended September 30 (in thousands):

	2003	2002
CNL Securities Corp.:
Selling commissions*	$54,897	$24,637
Marketing support fee and due diligence reimbursements*	3,716	1,639

	58,613	26,276

Advisor and its affiliates:
Acquisition fees	47,417	17,728
Development fees	1,968	3,394
Asset management fees	8,410	4,819

	57,795	25,941

	$116,408	$52,217

*
The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

        Of these amounts, approximately $2.1 million and $2.5 million are included in due to related parties in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30 (in thousands):

	2003	2002
Stock issuance costs	$3,660	$2,246
General operating and administrative expenses	1,453	953

	$5,113	$3,199

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $29.1 million and $14.9 million at September 30, 2003 and December 31, 2002, respectively.

        CTM Partners, LLC, a partnership in which the Company has a 31.25 percent interest which owns EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

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

11. Concentration of Credit Risk:

        A significant portion of the Company's rental income and hotel revenues were earned from Properties operating as various Marriott and Hilton brands. Additionally, the Company relies on Marriott to provide credit enhancements for certain of its Properties. Although the Company carefully screens its managers and tenants and has obtained interests in non-Marriott and non-Hilton branded Properties, poor performance by the Marriott or Hilton brands could significantly impact the results of operations of the Company. Management believes this risk may be reduced through future acquisitions and diversification, and through the initial and continuing due diligence procedures performed by the Company.

12. Stockholders' Equity:

        On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "Commission") in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth public offering on February 4, 2003. Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company's reinvestment plan. On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock at $10 per share ($4 billion) (the "2004 Offering"). Of the 400 million shares of common stock to be offered, up to 50 million are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the next annual meeting of stockholders, a proposal to increase the number of authorized Shares of Common Stock of the Company from 450 million to one billion. Until such time, if any, as the stockholders approve an increase in the number of authorized Shares of Common Stock of the Company, the 2004 Offering will be limited up to 142 million Shares. The 2004 Offering is expected to commence immediately following the termination of the 2003 Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

13. RFS Merger:

        On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT ("RFS") and RFS Partnership, L.P. ("RFS OP"), for approximately $383 million in cash ($12.35 per share) and the assumption of approximately $409 million in liabilities including transaction and severance costs which are expected to total approximately $55 million. Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company and RFS ceased to exist as a separate corporate entity. Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP and RFS OP continues to exist as a separate entity. Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol "RFS." The former assets of RFS are now held by subsidiaries of the Company. Upon closing of the transaction, in July 2003, the Company and its subsidiaries (which now include RFS OP) became responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million).

        The Company initially financed this transaction by using approximately $158 million from sales of common stock in its current offering, borrowing approximately $43 million under its line of credit (amount was subsequently repaid in November 2003), obtaining $50 million in permanent financing related to one of its Properties, obtaining an additional $81 million in permanent debt funding from an existing loan and obtaining a bridge loan of $101 million (the "RFS Bridge Loan"). On August 27, 2003, the Company borrowed temporarily an additional $88 million on the bridge loan which was repaid on September 30, 2003. A portion of these funds, approximately $44 million, were used to refinance temporarily former RFS debts, and the remaining $44 million was used by the Company to acquire additional Properties. The outstanding balance of the bridge loan is expected to be repaid with proceeds from the issuance of debt securities and proceeds that the Company receives from the sale of its common stock through its offering. Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS's common stock at a price per share of $12.35.

        The following presents unaudited pro forma results of operations of the Company as if the RFS transaction had occurred as of January 1, 2002 in thousands):

	September 30,
	2003	2002
Revenues	$348,068	$247,850
Expenses	340,776	246,898
Net Earnings	(7,846)	(5,473)
Basic and diluted earnings per share	(0.05)	(0.05)
Weighted average number of common shares outstanding—basic and diluted	157,307	112,550

        In connection with the RFS transaction, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states. One of the Properties is owned through a Partnership in which the Company owns a 75% interest ("Wharf Associates"). Brands under which these hotels are operated include Sheraton®, Residence Inn® by Marriott®, Hilton®, DoubleTree®, Holiday Inn®, Hampton Inn®, and Homewood Suites by Hilton®. This transaction has provided further brand and geographic diversification to the Company's portfolio of hotels.

        Flagstone Hospitality Management LLC ("Flagstone") previously managed 50 of the 57 hotel Properties. In October 2003, the Company began terminating both existing management agreements with Flagstone and franchise licenses for many of these Properties and entering into new management and franchise licenses agreements with internationally recognized hotel managers. Management contracts for all 50 Properties are expected to be completely transitioned to new internationally recognized hotel managers and franchisers by December 31, 2003.

14. Commitments and Contingencies:

        In connection with the RFS transaction discussed in Note 13, "RFS Merger," on May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS's directors and the Company. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date. Since that ruling, the Plaintiff has not aggressively prosecuted its claims. Based upon the information currently available to the Company, the Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action.

        On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and certain of its subsidiaries in the Superior Court of the State of California for the County of San Diego. In connection with the RFS transaction, the Company has become a party to this lawsuit claiming damages relating to a dispute over a parcel of land located adjacent to one of its Properties. The Company has unsuccessfully attempted to mediate this case. At this time, management believes that the damages claimed against the Company lack sufficient factual support and will continue to vigorously defend the action. However, it is possible that losses could be incurred by the Company if the plaintiff ultimately prevails. The plaintiff is seeking monetary damages in an unspecified amount.

        From time to time the Company may be exposed to litigation arising from the operations of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

        As of September 30, 2003, the Company had an initial commitment to (i) complete construction on two Properties, with an estimated aggregate cost of approximately $64 million (ii) fund the remaining total of approximately $20 million for property improvements of several Properties owned through a joint venture, (iii) acquire two Properties for approximately $66 million, which are expected to be acquired through a joint venture, and (iv) fund furniture, fixture and equipment replacements as needed at the Company's Properties. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit (the "Revolving LOC") and permanent financing.

        The Company has entered into an agreement whereby if certain conditions are met, the leases with respect to ten Properties currently leased to third-party tenants on a triple-net basis must be assumed by the Company on or before March 31, 2004. In order for this to occur, the Properties must have operating results above a certain minimum threshold. If these conditions are met and the Company does not assume these leases by the deadline, the Company has agreed to return approximately $3 million in security deposits it holds on three of the Properties. If these conditions are met and the Company does assume these leases, the Company will not be obligated to pay any additional consideration for the leasehold position and the manager will be allowed to participate, through incentive fees, in any additional earnings above what would otherwise be the minimum rent. Additionally, if the conditions are met and the Company assumes these leases, it would be released from its current obligation to return the security deposits it holds on these three Properties. There is no assurance that these conditions will be met or that these leases will be assumed.

        In November 2003, the Company expects to obtain new permanent financing totaling $175 million (consisting of two loans; one each for $130 million and $45 million), of which $101 million will be used to repay the RFS Bridge Loan. The loans are expected to bear interest at a blended rate of LIBOR plus 260 basis points per year (3.72 percent as of September 30, 2003). The Company is planning to pool 26 Properties as collateral for this loan.

15. Credit Enhancements:

        The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries. All of the credit enhancements are subject to expiration, or "burn-off" provisions over time. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on the Company's operations, the Company has been relying on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company's results of operations and its ability to pay distributions to stockholders may be affected. The following are summaries of the various types of credit enhancements that the Company benefits from:

        Limited Rent Guarantees—Limited rent guarantees ("LRG") are provided by hotel managers to the Company for certain Properties which the Company leases on a triple-net basis to unrelated third-party tenants. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company. The expiration of LRGs may result in the inability of the Company to collect the full amount of rent from its third party tenants. The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LRG available as of December 31, 2002	$1,327	$—
Utilization during nine months ended September 30, 2003	(196)	—
Expirations during the nine months ended September 30, 2003	(1,131)	—

Amount of LRG available as of September 30, 2003	$—	$—

        Threshold Guarantees—Threshold guarantees ("TG") are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Generally, each TG is available for a specific Property or pool of Properties. Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as liabilities by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company in the future. The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods. The following table summarizes the amounts and utilization of the Company's TGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of TG available as of December 31, 2002	$37,871	$—
New TG obtained	20,900	—
Utilization during nine months ended September 30, 2003	(22,436)	—

Amount of TG available as of September 30, 2003	$36,335	$—

        During the nine months ended September 30, 2003 and 2002, the Company recognized approximately $12.5 million and $0 million, respectively, in other income and approximately $2.4 million and $0, respectively, as a reduction in base management fees as a result of TG amounts that were utilized. As of September 30, 2003 and December 31, 2002, the Company has $0.5 million and $0, respectively, recorded as other liabilities related to funding under its TGs. The repayment of TG fundings that have been recorded as other liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. Of the total remaining amounts available under the TGs approximately $5.2 million is subject to repayment provisions if utilized.

        For ten of the Company's Properties leased to affiliates of Marriott, the TG funding was sent directly to the Company's third-party tenant lessee, which in turn allows them to make periodic rental payments to the Company. The TG applicable to these Properties was fully utilized and expired in the third quarter of 2003. Rent payments for these Properties total $26.7 million for a calendar year. Out of the total amount of rental income from operating leases earned from these Properties approximately $7.3 million was funded from TGs during the nine months ended September 30, 2003. There is no guarantee that the Company will continue to receive scheduled rental payments for these Properties. There are certain circumstances whereby the Company may be required to assume the leases for these ten Properties (See Note 14, "Commitments and Contingencies"). If this occurs, the Company will be required to assume a liability for the TG funding that were previously paid to the third-party lessees. These amounts may be required to be paid back by the Company using the net operating income of these Properties in excess of a minimum return threshold to the Company. There is no guarantee that these leases will be assumed by the Company. On November 10, 2003, the Company entered into an agreement whereby the TG available for three of its Properties acquired in 2003 will be used to fund short falls in rental payments to the Company.

        Liquidity Facility Loans—Liquidity Facility Loans ("LFL") are provided by hotel managers to the Company in order to guarantee a certain minimum distribution for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because the Company may be required to repay amounts funded. The expiration of LFLs for the Company's Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company's LFLs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LFL available as of December 31, 2002	$4,867	$46,028
Utilization during nine months ended September 30, 2003	(3,061)	(22,087)

Amount of LFL available as of September 30, 2003	$1,806	$23,941

        As of September 30, 2003 and December 31, 2002, the Company had liabilities of approximately $8.5 million and $5.6 million, respectively, and the Company's unconsolidated subsidiaries had liabilities of approximately $40.3 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is expected to be paid at such time that the operating cash flows of these Properties in excess of minimum returns to the Company. The LFL for the Waikiki Beach Marriott Property, in which the Company owns a 49% joint venture interest, is expected to expire in the first quarter of 2004. As a result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distribution to the stockholders of the Company.

        Senior Loan Guarantees—Senior loan guarantees ("SLG") are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company's ability to pay debt service. The following table summarizes the amounts and utilization of the Company's SLGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of SLG available as of December 31, 2002	$—	$21,098
Utilization during nine months ended September 30, 2003	—	(6,098)

Amount of SLG available as of September 30, 2003	$—	$15,000

        As of September 30, 2003 and December 31, 2002, the Company's unconsolidated subsidiaries had liabilities of approximately $22.1 million and $8.5 million, respectively, from SLG funding. The repayment of these liabilities is expected to be paid at such time that the operating cash flows of these Properties are in excess of minimum returns to the Company. The SLG for the Waikiki Beach Marriott Property expired in the third quarter of 2003. As a result, the Company and its co-venturers may be required to make capital contributions to fund debt service until the operations of the Property improve. This may reduce cash flows available for distribution to the stockholders of the Company.

16. Subsequent Events:

        During the period October 1, 2003 through November 3, 2003, the Company received subscription proceeds from its fifth public offering of approximately $144.7 million for approximately 14.5 million shares of common stock.

        On October 1, 2003 and November 1, 2003, the Company declared distributions to stockholders of record on October 1, 2003 and November 1, 2003, respectively, totaling approximately $12.9 million and $13.8 million, respectively, or $0.064583 per share, payable by December 31, 2003.

        During October 2003, the Company entered into a contract to acquire one hotel Property on Coronado Island, in California (the "Del Coronado Property") for approximately $383 million. The Del Coronado Property is expected to be acquired through a joint venture in which the Company is expected to own a 70% equity interest. The Property is expected to be leased to a TRS and is expected to be managed by the Company's joint venture partner. The acquisition of this Property is subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied, or, if satisfied, that this Property will be acquired by the Company. The Del Coronado Property is currently subject to permanent financing of approximately $149 million which bears interest at a rate of 6.9% per year and matures on January 1, 2008. This loan is expected to be repaid at the time the Property is acquired. A portion of the acquisition is expected to be financed with the issuance of new permanent financing of up to $290 million. The new loan is expected to bear interest at LIBOR plus 285 basis points and have an initial term of three years. It is expected that the acquisition costs of the Property will include approximately $22 million in defeasance costs associated with the prepayment of the current loan.

        In November 2003, the Company repaid approximately $73 million of approximately $97 million borrowed under its Revolving LOC.

        On September 26, 2003, the Board of Directors (the "Board") of the Company unanimously voted to increase the size of the Board by one member, for a total of six, and elected Robert E. Parsons, Jr. as an independent director. At the September 26, 2003 Board meeting, Mr. Parsons was also appointed to serve as a member of the Company's Audit Committee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based on the condensed consolidated financial statements of the Company as of September 30, 2003 and December 31, 2002 and for the quarters and nine months ended September 30, 2003 and 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

        The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. Military combat operations, availability of capital from borrowings under the Company's line of credit and security agreement, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage loans ("Mortgage Loans"), and the ability of such tenants and borrowers to make payments under their respective leases or Mortgage Loans. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

        CNL Hospitality Properties, Inc. (the "Company") was organized pursuant to the laws of the State of Maryland on June 12, 1996. As of September 30, 2003, the terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., CNL Philadelphia Annex, LLC, CNL Hotel Investors, Inc., CNL LLB SHS Management, LP, CNL LLB F-Inn Management, LP, CNL

LLB C-Hotel Management, LP, CNL Bridgewater Hotel Partnership, LP, CNL Hotel MI-4, LP, CNL Foothill Hotel Partnership, LP, CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Hotel RI Orlando, Ltd., CNL Hotel CY- Weston, Ltd., CNL Hotel CY- Edison, LP, CNL Tampa International Hotel, LP, RFS Partnership, LP, RFS Financing Partnership, LP, RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, RFS SPE 2000 LLC, RFS SPE2 2000 LLC, RFS Financing Partnership II, LP, Wharf Associates and each of their wholly owned subsidiaries. Various other wholly owned subsidiaries are utilized to hold or develop hotel properties. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT") and is engaged in the acquisition, development and ownership of hotel properties ("Properties"). The Company has contracted with CNL Hospitality Corp. (its "Advisor") to conduct the day-to-day operations of its business.

        On July 10, 2003, the Company completed the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, LP for approximately $383 million in cash ($12.35 per share); the assumption of approximately $409 million in liabilities including severance and transaction costs which are expected to total approximately $55 million. In connection with this transaction, the Company obtained interests in 57 Properties. See Note 13, "RFS Merger" for additional information related to this transaction.

        As of September 30, 2003 the Company owned interests in 126 Properties. The Company leases most of its Properties to wholly owned taxable REIT subsidiary ("TRS") entities and contracts with third-party hotel management companies to operate these Properties. Hotel operating revenues and expenses for these Properties are included in the consolidated results of operations. Interests in 21 Properties are owned through various partnerships and are generally leased to wholly owned TRS entities of the partnerships. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel managers to run their hotel operations. Rental income from operating leases is included in the consolidated results of operations for these Properties. With respect to certain of its Properties, the Company has received various credit enhancement guarantees from third-party hotel managers who, subject to certain limitations, have guaranteed a certain level of performance for Properties they manage. See Note, 15, "Credit Enhancements," for additional information on credit enhancements.

Results of Operations

Hotel Operating Statistics

        As of September 30, 2003, the Company had acquired interests, directly or indirectly through its unconsolidated subsidiaries, in 126 Properties, located in 37 states, consisting of land, buildings and equipment, including 21 Properties through interests in four partnerships with Marriott International, Inc. ("Marriott"), two partnerships with Hilton Hotels Corporation ("Hilton"), and four partnerships with other third parties. As of September 30, 2003, the Company was developing two hotels (one of which is on leased land). Of the 124 Properties currently operating, the Company currently leases 107 to TRS entities (including TRS entities owned through joint ventures), with management performed by third-party operators, and 17 Properties to unaffiliated third-party operators on a triple-net basis. Management regularly reviews operating statistics such as revenue per available room ("REVPAR"), average daily rate ("ADR") and occupancy at the Company's Properties in order to gauge how well they are performing as compared with the industry and past results.

        The following table presents information related to the Company's 124 operating Properties as of September 30, 2003:

Brand Affiliation	Hotel Properties	Rooms
Full Service Hotels:
Doubletree	2	852
Embassy Suites	4	974
Hilton Hotels and Suites	8	3,023
Holiday Inn	5	954
Hyatt	2	1,014
Independent	2	331
Marriott Hotels, Resorts and Suites	6	2,995
JW Marriott	2	1,444
Sheraton	3	659
Sheraton Four Points	2	412
Wyndham	2	390

	38	13,048

Extended Stay Hotels:
Homewood Suites by Hilton	1	83
Residence Inn by Marriott	26	3,905
TownePlace Suites by Marriott	8	841

	35	4,829

Limited Service Hotels:
Comfort Inn	1	184
Courtyard by Marriott	17	3,627
Fairfield Inn	1	388
Hampton Inn	19	2,431
Holiday Inn Express	5	637
SpringHill Suites by Marriott	8	1,455

	51	8,722

Total	124	26,599

        Management regularly reviews operating statistics such as revenue per available room ("RevPAR"), average daily rate ("ADR") and occupancy at the Company's Properties in order to gauge performance as compared to the industry and past results.

        The following tables present information related to the Company's Properties by hotel brand for the quarter and nine months ended September 30, 2003. Operating statistics are presented for hotels on a comparable basis. Comparable hotels are defined as Properties owned by the Company during the entirety of both periods being compared. Unaudited hotel occupancy, ADR and RevPAR are presented for hotel brands for which the Company owned three or more hotels within each respective brand category.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY BRAND
For the Quarter Ended September 30, 2003 (A)

			Occupancy			ADR		RevPAR
	Hotels	Rooms	2003	Variance vs. 2002		2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service Hotels:
Hilton	3	1,210	76.9%	7.2	ppt	$88.40	(4.7)%	$67.96	5.1%
Marriott	3	1,923	73.3%	7.5	ppt	126.83	3.3%	92.93	15.1%
Extended Stay Hotels:
Residence Inn	11	1,893	75.3%	0.1	ppt	88.31	1.6%	66.48	1.7%
TownePlace Suites	5	556	77.5%	(1.3	)ppt	69.23	0.6%	53.67	(1.0)%
Limited Service Hotels:
Courtyard by Marriott	13	2,926	69.2%	3.5	ppt	99.43	(2.1)%	68.78	3.1%
SpringHill Suites by Marriott	8	1,455	71.6%	1.0	ppt	76.43	2.7%	54.69	4.2%

(A)
Includes only brands in which the Company owns three or more Properties.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS FOR ALL PROPERTIES
For the Quarter Ended September 30, 2003 (B)

Full Service Hotels	9	3,799	74.1%	6.8	ppt	$109.32	(0.8)%	$81.02	9.2%
Extended Stay Hotels	16	2,449	75.8%	(0.2	)ppt	83.94	1.5%	63.61	1.2%
Limited Service Hotels	22	4,769	69.9%	2.5	ppt	88.48	(1.1)%	61.89	2.7%

Total Comparable Hotels	47	11,017	72.7%	3.5	ppt	$95.11	0.0%	$69.17	5.0%

(B)
Includes all comparable Properties.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY BRAND
For the Nine Months Ended September 30, 2003 (A)

			Occupancy			ADR		RevPAR
	Hotels	Rooms	2003	Variance vs. 2002		2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service Hotels:
Hilton	3	1,210	74.6%	4.4	ppt	$96.23	(6.0)%	$71.83	0.0%
Marriott	2	1,576	70.4%	5.7	ppt	120.12	4.6%	84.52	13.9%
Extended Stay Hotels:
Residence Inn	10	1,543	75.6%	(1.7	)ppt	94.83	(1.8)%	71.71	(3.9)%
TownePlace Suites	4	412	67.6%	(12.4	)ppt	64.10	3.5%	43.36	(12.5)%
Limited Service Hotels:
Courtyard by Marriott	10	2,112	68.8%	1.0	ppt	95.88	(4.7)%	65.93	(3.3)%
SpringHill Suites by Marriott	6	1,090	68.2%	3.1	ppt	75.14	(2.0)%	51.22	2.8%

(A)
Includes brands in which the Company owns three or more Properties.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS FOR ALL PROPERTIES
For the Nine Months Ended September 30, 2003 (B)

Full Service Hotels	8	3,452	70.5%	4.6	ppt	$107.89	(1.3)%	$76.04	5.6%
Extended Stay Hotels	14	1,955	74.0%	(3.9	)ppt	89.00	(0.2)%	65.83	(5.2)%
Limited Service Hotels	17	3,590	68.2%	1.4	ppt	85.54	(4.6)%	58.33	(2.5)%

Total Comparable Hotels	39	8,997	70.3%	1.5	ppt	$95.27	(1.8)%	$67.01	0.4%

(B)
Includes all comparable Properties.

        For the quarter ended September 2003, RevPAR for all comparable Properties was $69.17 for an increase of 5.0 percent compared to the same period in 2002. This RevPAR increase resulted from a 3.5 percentage point increase in occupancy to 72.7 percent while ADR remained at $95.11. During the quarter ended September 30, 2003, RevPAR increased for five out of the Company's six comparable brand categories for which the Company had three or more hotels within each brand category. The Marriott brand reported the largest increase of 15.1 percent and included double digit increases for the Marriott Waikiki Beach and the Marriott Suites Dallas, respectively. Additionally, the Company experienced double digit RevPAR growth at several of its Properties, including two Courtyards, four Springhill Suites and two TownePlace Suites during the quarter as compared to the prior year.

        For the nine months ended September 2003, RevPAR for comparable Properties was $67.01, for an increase of 0.4 percent compared to the same period in 2002. This RevPAR increase resulted from a 1.5 percentage point increase in occupancy to 70.3 percent offset by a 1.8 percent decrease in ADR to $95.27. RevPAR decreased for three out of the Company's five comparable brand categories during the nine months ended September 2003 primarily due to operations during the first six months of the year.

Comparison of the Company's operating results for the quarter ended and nine months ended September 30, 2003 to quarter ended and nine months ended September 30, 2002

	Quarter Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change	% Change	2003	2002	Change	% Change
Revenues:
Hotel revenues	$87,494	$37,648	$49,846	132%	$168,019	$70,175	$97,844	139%
Hotel expenses	63,867	25,782	38,085	148%	118,923	45,582	73,341	160%

Gross margin	$23,627	$11,866			$49,096	$24,593

Gross margin percentage	27%	32%			29%	35%
Other Revenues:
Rental income from operating leases	$9,350	$7,249	$2,101	29%	$25,078	$29,289	$(4,211)	-14%
FF&E reserve income	850	1,063	(213)	-20%	2,583	3,440	(857)	-25%
Interest and other income	9,638	316	9,322	2950%	17,169	2,825	14,344	508%
Other Expenses:
Interest and loan cost amortization	14,764	4,669	10,095	216%	25,670	13,828	11,842	86%
General operating and administrative	3,565	1,333	2,232	167%	7,972	4,118	3,854	94%
Asset mgmt. fees to related party	3,178	1,744	1,434	82%	8,161	4,819	3,342	69%
Depreciation and amortization	17,003	7,415	9,588	129%	34,804	20,306	14,498	71%

        As of September 30, 2003 and 2002, the Company owned interests in 126 and 51 hotel Properties, respectively. The increase in hotel revenues for the quarter and nine months ended September 30, 2003 and the decrease in rental income and FF&E reserve income for the nine months ended September 30, 2003 was due to the Company investing in new Properties and leasing them to TRS entities, as well as taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties during 2002. For these Properties, rental income from operating leases that was recorded during the first half of 2002 has been replaced with hotel operating revenues and expenses during the first half of 2003. Additionally, most of the Properties acquired in 2002 and during the nine months ended September 30, 2003 are leased to TRS entities of the Company and are operated using third-party managers. The decrease in rental income resulting from the lease assumptions discussed above was offset somewhat by an increase in rental income from five Properties acquired in July 2003 as a result of the RFS Merger (see Note 13, "RFS Merger"). These Properties are leased on a triple-net basis to unrelated third-party tenants. The increase in rental income for the quarter ended September 30, 2003, as compared to the same period in 2002, was also a direct result of these five Properties being acquired. Results of operations are not expected to be indicative of future periods due to the additional acquisitions in late 2002 and in during the nine months ended September 30, 2003 and the additional Property acquisitions that are expected to occur.

        The increase in hotel operating expenses during the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was primarily due to the increase in the number of Properties leased to TRS entities, as described above. Hotel operating expenses increased at a faster rate than hotel revenues resulting in decreased margins as a result of the continued economic slowdown in the lodging industry. Similarly, interest expense increased due to additional proceeds from permanent financing used for acquisitions. Depreciation and amortization increased as a result of the additional Properties owned by the Company and asset management fees increased due to additional fees earned on the new Properties acquired and owned by the Company.

        During the nine months ended September 30, 2003 and 2002, the Company earned approximately $17.2 million and $2.8 million in interest and other income, respectively, $9.6 million and $0.3 million of which was earned during the quarters ended September 30, 2003 and 2002, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was primarily due to income recognition from credit enhancements and guaranty payments in 2003 which did not exist in 2002 (see Note 15, "Credit Enhancements"). Interest income also increased slightly during the nine months ended September 30, 2003 and 2002 as a result of an increase in the amount of average cash invested during the period in money market accounts and other short-term, highly liquid investments. As net offering proceeds are invested in Properties or other permitted investments, the percentage of the Company's total revenues from interest income is expected to decrease but will vary depending on the amount of offering proceeds, the timing of investments and interest rates in effect.

	Nine Months Ended September 30,
	2003	2003 % of Hotel Revenue	2002	2002 % of Hotel Revenue
Hotel Operating Expenses:
Room	$32,692	19%	$14,578	21%
Food and beverage	17,006	10%	4,080	6%
Other hotel operating departments	2,785	2%	1,279	2%
Property operations	40,977	24%	16,383	23%
Repairs and maintenance	8,318	5%	2,090	3%
Management fees	6,172	4%	2,884	4%
Sales and marketing	10,973	7%	4,288	6%

Total hotel operating expenses	$118,923	71%	$45,582	65%

        Total hotel operating expenses increased as a percentage of total hotel revenues during the nine months ended September 30, 2003, as compared to the same period in 2002. Increases occurred primarily in food and beverage expense and repairs and maintenance expense categories offset by a decrease in room expenses. The increase in food and beverage cost as a percentage of total hotel revenue was primarily due to the increase in full service hotels in the total mix of the Company's portfolio of Properties. Repairs and maintenance increased as a percentage of total hotel revenue primarily due to the increase in age of the Company's portfolio as a result of the RFS transaction and recent other Property acquisitions.

        General operating and administrative expenses increased from approximately $4.1 million to approximately $8.0 million for the nine months ended September 30, 2003, (approximately $1.3 million to $3.6 million during the quarters ended September 30, 2003 and 2002, respectively). primarily due to an increase in state taxes of approximately $1.1 million which is mostly due to the growth experienced by the Company.

Losses from Unconsolidated Subsidiaries

        Losses from unconsolidated subsidiaries were approximately $15.8 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively, of which approximately $11.0 million and $2.9 million were incurred during the quarters ended September 30, 2003 and 2002, respectively. The losses were primarily due to (i) hotel operating losses incurred at the JW Marriott Desert Ridge Resort and Spa which normally experiences its significant off-season during the third quarter, the Waikiki Beach Marriott Resort, and the Courtyard San Francisco, all of which are owned through partnerships with Marriott, and (ii) losses from a startup partnership which owns the licensing rights to the Mobil Travel Guide. The JW Marriott Desert Ridge Resort and Spa opened in November 2002 and the Waikiki Beach Marriott Resort completed significant renovations in December 2002. Losses at these Properties may continue until such time as these Properties establish market presence and capture market share, and could increase if the economy fails to recover. These losses were somewhat offset by net income from one of the Company's joint ventures with Hilton.

Discontinued Operations

        The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to FASB Statement No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"). FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with real estate assets held for sale, are included in the income statement as discontinued operations.    In connection with the RFS transaction of July 2003, the Company decided to sell six non-strategic hotel Properties from the former RFS portfolio (see Note 13, "RFS Merger"), and therefore, these Properties were classified as real estate held for sale as of September 30, 2003.

        The financial results for these hotel Properties are reflected as discontinued operations in the accompanying condensed consolidated financial statements. The operating results of discontinued operations are as follows for the quarter and nine months ended September 30 (in thousands):

2003
Hotel revenues	$3,001
Hotel expenses	(2,178)
Asset management fees to related party	(49)

Income from discontinued operations	$774

Net Earnings

        The decrease in earnings for the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, was primarily due to the continued economic downturn in the U.S. economy, particularly the travel and lodging industry, and the military activity in the Middle East. Since late 2001, the Company's net earnings, cash flows and distributions have been significantly supported by credit enhancements. Net income may decrease further after credit enhancements expire (see Note 15, "Credit Enhancements") if the economy and the Company's hotel operations do not stabilize prior to that time.

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

Current Economic Conditions

        The lodging industry has continued to be negatively impacted by a general slowdown in business activity. Management currently expects the economic slowdown to continue to affect the Company throughout the remainder of 2003. In addition, the continued military activity in the Middle East may further slow down the recovery in the lodging industry and other unexpected events such as terrorist strikes may worsen the future outlook. As a result of these conditions, most of our hotel operators and managers have reported slower than expected recovery in the operating performance of our hotels. Several of our leases and operating agreements contain credit enhancement features such as guarantees, which are intended to cover payment of minimum returns to the Company. However, there is no assurance that the existence of credit enhancements will provide the Company with uninterrupted cash flows to the extent that the recovery is prolonged. Additionally, if our tenants, hotel managers or guarantors default in their obligations to us, the Company's revenues and cash flows may decline or remain at reduced levels for extended periods.

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

        The following is a reconciliation of net earnings to FFO for the quarters and nine months ended September 30 (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$(5,288)	$2,343	$2,132	$10,751
Adjustments:
Depreciation and amortization of real estate assets	17,003	7,415	34,804	20,306
Effect of unconsolidated subsidiaries	7,512	3,221	21,053	8,700
Effect of minority interest	(59)	(59)	(178)	(178)
Effect of assumption of liabilities	—	—	—	3,576

Funds from operations	$19,168	$12,920	$57,811	$43,155

Weighted average shares:
Basic and diluted	181,941	100,749	156,647	90,622

Liquidity and Capital Resources

        The Company uses capital primarily to acquire or develop hotel Properties and invest in joint ventures, which acquire and own hotel Properties. Other smaller investments may be made in businesses which are ancillary to the lodging industry ("Ancillary Businesses"). Approximately 0.8 percent and 0.4 percent of the Company's total assets reflect investments in Ancillary Businesses as of September 30, 2003 and December 31, 2002, respectively. The Company may also provide mortgage loans to operators of hotel brands, however, it has not done so as of September 30, 2003. Additionally, the Company is required to distribute at least 90 percent of its taxable income to stockholders. The Company generally raises funds through the sales of common stock, the acquisition of permanent financing, through its operating activities and through draws on its revolving line of credit (the "Revolving LOC").

Uses of Liquidity and Capital Resources

Property Acquisitions

        In addition to the interests in the Properties acquired as a result of the RFS Merger discussed in Note 13, "RFS Merger", during the nine months ended September 30, 2003, the Company acquired the following Properties (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price
Hyatt	Miami, FL	February 20, 2003	$35,800
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott*	Seattle, WA	May 23, 2003	88,900
Marriott	Plano, TX	August 15, 2003	55,550
Marriott	Baltimore, MD	August 29, 2003	69,000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,000

*
Newly constructed

        All of the above listed Properties are leased to TRS entities of the Company and are operated by third-party managers. The Properties were recorded at cost, which was allocated between land, building, and equipment based on replacement cost using appraisal data. Hotel operating assets, liabilities, and any related intangible assets are also recorded based on their fair values. The results of operations of the Properties since the date of acquisition are included in the consolidated results of operations.

        Additionally, the Company is currently developing one hotel in California and another hotel in Florida, which are expected to be completed in January 2004 and June 2004, respectively. Construction in progress of approximately $16.3 million and approximately $0.9 million are included in Hotel Properties in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively. These Properties are expected to be leased to TRS entities of the Company and managed by a subsidiary of Marriott International, Inc. ("Marriott").

        In connection with the RFS transaction, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states. One of the Properties is owned through a Partnership in which the Company owns a 75% interest ("Wharf Associates"). Brands under which these hotels are operated include Sheraton®, Residence Inn® by Marriott®, Hilton®, DoubleTree®, Holiday Inn®, Hampton Inn®, and Homewood Suites by Hilton®. This transaction has provided further brand and geographic diversification to the Company's portfolio of hotels.

        Flagstone Hospitality Management LLC ("Flagstone") previously managed 50 of the 57 hotel Properties. In October 2003, the Company began terminating both existing management agreements with Flagstone and franchise licenses for many of these Properties and entering into new management agreements and franchise licenses with internationally recognized hotel managers. Management contracts for all 50 Properties are expected to be completely transitioned to new internationally recognized hotel managers and franchisers by December 31, 2003.

Investments

        On April 21, 2003 and May 21, 2003, the Company invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership ("HLP"). In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, the Company invested approximately $4 million in additional convertible preferred partnership units of HLP. The investment in HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide the Company with a 10.5 percent cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that such distributions or returns will be paid. HLP declares dividends quarterly in arrears and, therefore, the Company received approximately $263,000 during the quarter September 30, 2003, which related to the second quarter. During October 2003, the Company received approximately $432,000 in distributions related to the third quarter.

Investments in Unconsolidated Subsidiaries

        On February 20, 2003, the Company contributed a Doubletree hotel located in Arlington, Virginia, which was originally acquired in December 2002, and Hilton Hotels Corporation ("Hilton") conveyed a Hilton hotel located in Rye, New York, to an existing partnership in which the Company owns 75 percent and Hilton owns 25 percent (the "Hilton 2 Partnership"). Simultaneously, the Hilton 2 Partnership acquired three Embassy Suites Properties (one each located in Orlando, Florida; Arlington, Virginia; and Santa Clara, California) for a purchase price of $104.5 million. At the time of these transactions, the Hilton 2 Partnership obtained term financing of $145 million, which was allocated between these five Properties. The loan bears interest at 5.95 percent per annum and matures on March 1, 2010. Payments of interest only are due monthly through maturity. The Hilton 2 Partnership plans to make improvements at certain of its Properties for an estimated $20 million over the next two years. As of September 30, 2003, the Company had contributed approximately $119.3 million for its 75 percent interest in this partnership.

        On February 25, 2003, the Company and a subsidiary of Hersha Hospitality Trust ("Hersha") formed a partnership (the "Hersha Partnership") of which the Company owns a 66.67 percent interest and Hersha owns a 33.33 percent interest. In August 2003, Hersha Partnership acquired a newly constructed Property in Manhattan, New York (the "Hampton Inn Chelsea-Manhattan Property"), which was owned by a trustee of Hersha and was valued at approximately $28 million. The partnership assumed a construction mini-permanent loan totaling $15.9 million to finance the purchase of this Property. The loan bears interest at LIBOR plus 3.5% per annum and requires monthly payments of interest only for the first year and payments of principal and interest of $15,000 starting in the 13th month through maturity in August 2006. As of September 30, 2003, the Company had contributed approximately $8.1 million for its 66.67 percent interest in this partnership.

        CTM Partners, LLC, a partnership in which the Company has a 31.25 percent interest that owns EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

        In August 2003, the Company acquired an interest in a partnership (the "Dearborn Partnership") of which the Company owns an 85 percent interest and Ford Motor Land Development Corporation ("Ford") owns a 15 percent interest. The Dearborn Partnership owns a Property in Dearborn, Michigan, which was owned by Ford and was valued at $65 million. As of September 30, 2003, the Company had contributed approximately $56 million for its 85 percent interest in this partnership.

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

Distributions

        During the nine months ended September 30, 2003 and 2002, the Company declared and paid distributions to its stockholders of approximately $88.6 million and $51.8 million, respectively. In addition, on October 1, 2003 and November 1, 2003, the Company declared distributions to stockholders of record on October 1, 2003 and November 1, 2003, respectively, totaling approximately $12.9 million and $13.8 million, respectively, or $0.064583 per share, payable by December 31, 2003.

        The Company has set its distribution policy based on a balanced analysis of both current and long-term stabilized cash flows of its Properties and value creation. During the quarter and nine months ended September 30, 2003 distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because the Company's acquisition strategy has focused on opportunistically investing in larger portfolios, which allows the Company to obtain increased efficiencies as it invests the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making such purchases. In addition, many of the larger Properties that the Company is currently operating through joint ventures are undergoing renovations or have recently been renovated and as a result the cash distributions that the Company received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share. Management expects this trend to continue at least through the remainder of 2003 as cash is invested and the renovated Properties stabilize. However, the expected increase in cash distributions from joint ventures may be delayed if economic recovery is further delayed. During the nine months ended September 30, 2003 the Company used borrowings on its Revolving LOC to fund a portion of its distributions. During the quarter and nine months ended September 30, 2003, the Company also utilized funding under its credit enhancements to fund a portion of distributions to stockholders.

        For the nine months ended September 30, 2003 and 2002, approximately 35 percent and 60 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 65 percent and 40 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2003 or 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Redemptions

        In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as listing of the Company's common stock on a national securities exchange or over-the-counter market ("Listing") occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may elect, at its discretion, to redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the nine months ended September 30, 2003 and 2002, approximately 434,000 shares and 239,000 shares, respectively, were redeemed at $9.20 per share (approximately $4.3 million and $2.4 million, respectively), and retired from shares outstanding of common stock.

Sources of Liquidity and Capital Resources

Equity Sales

        On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "Commission") in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth public offering on February 4, 2003. Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company's reinvestment plan. On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock at $10 per share ($4 billion) (the "2004 Offering"). Of the 400 million shares of common stock to be offered, up to 50 million are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the next annual meeting of stockholders, a proposal to increase the number of authorized Shares of Common Stock of the Company from 450 million to one billion. Until such time, if any, as the stockholders approve an increase in the number of authorized Shares of Common Stock of the Company, the 2004 Offering will be limited up to 142 million Shares. The 2004 Offering is expected to commence immediately following the termination of the 2003

Offering. CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company's equity offerings.

        As of September 30, 2003, net proceeds to the Company from its four prior public offerings and the 2003 Offering, loan proceeds and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $2.7 billion. As of such date, the Company has used approximately $1.6 billion of net offering proceeds and approximately $598 million of loan proceeds to invest in 126 hotel Properties including two parcels of land on which hotel Properties were being constructed, (including 10 unconsolidated subsidiaries which own 21 Properties), approximately $19 million to invest in other public REITS, approximately $14 million to redeem approximately 1.5 million shares of common stock, approximately $292 million to pay down its lines of credit and approximately $126 million to pay acquisition fees and expenses, leaving approximately $51 million available for future investments.

        During the period October 1, 2003 through November 3, 2003, the Company received additional net offering proceeds of approximately $144.7 million from its 2003 Offering. The Company expects to use the uninvested net proceeds from the 2003 Offering and additional proceeds from the 2003 Offering and the 2004 Offering to purchase interests in additional Properties and, to a lesser extent, invest in Mortgage Loans or other permitted investments such as investments in other real estate companies and partnerships. Additionally, the Company intends to borrow money to acquire interests in additional Properties, to invest in Mortgage Loans and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a Revolving LOC of approximately $96.7 million as described below; however, as of September 30, 2003, no funds were available because the Company borrowed the full amount available under the Revolving LOC and used the proceeds in connection with the RFS transaction and to pay a portion of its distributions to stockholders for the nine months ended September 30, 2003. On November 3, 2003, the Company repaid approximately $73 million borrowed under the Revolving LOC, and therefore, has approximately $73 million available under the Revolving LOC.

Debt Financing

        The Company's objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt. Because some of the Company's mortgage notes bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect the Company's operating results. The majority of the Company's fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford the Company the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. The weighted average effective interest rate on mortgages and other notes payable was approximately 6.7 percent as of September 30, 2003.

        In December 2002, the Company renegotiated its current construction loan facility, which resulted in an increased total borrowing capacity under the facility of $64 million. This construction loan facility expires in December 2005, and bears interest at a floating rate with a floor of 6.75 percent. This facility is being used to fund the construction of one hotel Property in California and another hotel Property in Florida. Another Property in Florida was constructed and opened in 2002. The outstanding construction cost of this Property remains outstanding under this loan. This facility may be used to fund the construction of other hotel Properties in the future. Approximately $34.4 million was outstanding under the construction loan facility as of September 30, 2003.

        The Company's Revolving LOC was used to temporarily fund the acquisition and development of Properties, investments in Mortgage Loans and other permitted investments, and for other permitted corporate purposes. The Company is able to receive cash advances of up to approximately $96.7 million until September 2006 subject to minor monthly reductions in total available capacity. Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year. Advances under the line of credit bear interest at an annual rate of 225 basis points above 30-day LIBOR (a total of 3.37 percent as of September 30, 2003) and are collateralized by certain hotel Properties. In July 2003, the Company borrowed the remaining available funds under the Revolving LOC in connection with the RFS transaction and to pay a portion of the distributions paid to stockholders for the nine months ended September 30, 2003 (see above). See "RFS Merger", Note 13, for additional information regarding the RFS transaction.

        On July 10, 2003, the Company acquired RFS and RFS OP for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in debt and liabilities including transaction and severance costs which are expected to total approximately $55 million. For more information regarding this transaction, see Note 13, the "RFS Merger". In connection with this transaction, the Company obtained a bridge loan (the "Bridge Loan") in the amount of approximately $101 million. In August 2003, the Company obtained an additional $88 million from the same Bridge Loan, of which approximately $44 million was used to retire RFS secured notes and $44 million was used to acquire an additional Property. In September 2003, the Company repaid $88 million on the bridge loan leaving a balance of $101 million. The Bridge Loan requires monthly payments of interest only. Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the "Eurodollar Rate") plus 3% (the "Applicable Rate"). The Eurodollar Rate on the date of closing was 1.05%. The Applicable Rate increased by 0.5% on November 7, 2003, and will continue to do so on the last day of each subsequent three-month period thereafter. Amounts borrowed under the Bridge Loan and any interest accrued thereon, is due and payable by the Company no later than January 10, 2004. In November 2003, the Company expects to obtain new permanent financing totaling $175 million (consisting of two loans; one each for $130 million and $45 million), of which $101 million will be used to repay the bridge loan. The loans are expected to bear interest at a blended rate of LIBOR plus 260 basis points per year (3.72 percent as of September 30, 2003). The Company is planning to pool 26 Properties as collateral for this loan.

        The Company has obtained or assumed various other debt issuances in connection with the acquisition of Properties throughout the year. The Company believes that the estimated fair value of the amounts outstanding on its fixed rate mortgages and notes payable under permanent financing arrangements as of September 30, 2003, approximated the outstanding principal amount. As of

September 30, 2003, the Company's fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

	Principal and Accrued Interest Balance (in thousands)	Maturity	Fixed Rate Per Year		Variable Rate Per Year		Payments Due
Three Properties in Lake Buena Vista, FL	$50,348	December 2007	8.34%		—		Monthly
Seven Properties located throughout the Western United States	83,424	July 2009	7.67	%(1)	—		Monthly
Property in Philadelphia, PA	32,019	December 2007	8.29%		—		Monthly
Tax Incremental Financing Note ("TIF Note") on Property in Philadelphia, PA	8,098	June 2018	12.85	%(4)	—		Monthly
Portfolio of eightMarriott Properties located throughout the United States	91,194	November 2007	6.53%		—		Monthly
One Property located in New Jersey	31,151	December 2007	5.84%		—		Monthly
Three developmental Properties, one in California and two in Florida	34,386	December 2005	—		LIBOR + 275 bps	(3)	Monthly
One Property located in New Orleans, LA	46,780	August 2027	8.08%		—		Monthly
One Property located in Seattle, WA	50,245	July 2008	4.93%		—		Monthly
One Property located in Plano, TX	28,996	February 2011	8.11%		—		Monthly
Ten Properties located throughout the United States	91,059	December 2008	7.83%		—		Monthly
One Property in San Francisco, CA	18,036	November 2007	8.22%		—		Monthly
Eight Properties located throughout the United States	51,090	August 2010	8.00%		—		Monthly
Line of credit (2)	96,994	September 2006	—		LIBOR + 225 bps		Monthly
Secured notes	81,753	March 2012	9.75%		—		Monthly
Bridge loan	101,000	January 2004	—			(5)	Monthly

(1)
Average interest rate as the loans bear interest ranging from 7.50 percent to 7.75 percent.

(2)
Revolving LOC.

(3)
The Construction LOC has an interest rate floor of 6.75 percent.

(4)
Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85 percent.

(5)
Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the "Eurodollar Rate") plus 3 percent

Historical Cash Flows

        During the nine months ended September 30, 2003 and 2002, the Company generated cash from operating activities of approximately $72.8 million and $50.6 million, respectively, and cash used in investing activities was approximately $939.0 million and $254.6 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities consists primarily of cash used for the RFS transaction of approximately $464.2 million in 2003, additions to hotel Properties of approximately $347.9 million and $181.2 million during the nine months ended September 30, 2003 and 2002, respectively, and investments in unconsolidated subsidiaries of approximately $90.3 million and $42.0 million during the nine months ended September 30, 2003 and 2002, respectively.

        Cash provided by financing activities was approximately $850.7 million and $222.8 million for the nine months ended September 30, 2003, and 2002, respectively. Cash provided by financing activities for the nine months ended September 30, 2003 and 2002, includes the receipt of approximately $743.2 million and $327.4 million, respectively, in subscriptions from stockholders. In addition, distributions to stockholders for the nine months ended September 30, 2003 and 2002, were approximately $88.6 million and $51.8 million, respectively (or $0.58 per share for each applicable period). During the nine months ended September 30, 2003, distributions to stockholders exceeded cash flows from operations. The Company used its Revolving LOC to pay a portion of these distributions as discussed above.

        Until Properties are acquired, or Mortgage Loans or other permitted investments are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire interests in Properties. At September 30, 2003, the Company had approximately $33.5 million invested in short-term investments as compared to approximately $49.0 million at December 31, 2002. The decrease in the amount invested in short-term investments was primarily attributable to Property acquisitions (including the RFS Merger and investments in joint ventures), offset by proceeds received from the sale of common stock.

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

        Amounts incurred relating to these transactions with affiliates were as follows for the nine months ended September 30 (in thousands):

	2003	2002
CNL Securities Corp.:
Selling commissions*	$54,897	$24,637
Marketing support fee and due diligence reimbursements*	3,716	1,639

	58,613	26,276

Advisor and its affiliates:
Acquisition fees	47,417	17,728
Development fees	1,968	3,394
Asset management fees	8,410	4,819

	57,795	25,941

	$116,408	$52,217

*
The majority of these commissions, fees and reimbursements were reallowed to unaffiliated broker-dealer firms.

        Of these amounts, approximately $2.1 million and $2.5 million are included in due to related parties in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002, respectively.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30 (in thousands):

	2003	2002
Stock issuance costs	$3,660	$2,246
General operating and administrative expenses	1,453	953

	$5,113	$3,199

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were approximately $29.1 million and $14.9 million at September 30, 2003 and December 31, 2002, respectively.

        CTM Partners, LLC, a partnership in which the Company has a 31.25 percent interest which owns EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business. In June 2003, the Company contributed an additional $726,563 to the partnership. Simultaneously, the other co-venturers also made contributions in amounts that maintained the existing ownership interests of each venturer.

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

Commitments and Contingencies

        In connection with the RFS transaction discussed in Note 13, "RFS Merger," on May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS's directors and the Company. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date. Since that ruling, the Plaintiff has not aggressively prosecuted its claims. Based upon the information currently available to the Company, the Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action.

        On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and certain of its subsidiaries in the Superior Court of the State of California, for the County of San Diego. In connection with the RFS transaction, the Company has become a party to a lawsuit claiming damages relating to a dispute over a parcel of land located adjacent to one of its Properties. The Company has unsuccessfully attempted to mediate this case. At this time, management believes that the damages claimed against the Company lack sufficient factual support and will continue to vigorously defend the action. However, it is possible that losses could be incurred by the Company if the plaintiff ultimately prevails. The plaintiff is seeking monetary damages in an unspecified amount.

        From time to time the Company may be exposed to litigation arising from the operations of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect of the Company's financial condition or results of operation.

        As of September 30, 2003, the Company had an initial commitment to (i) complete construction on two Properties, with an estimated aggregate cost of approximately $64 million (ii) fund the remaining total of approximately $20 million for property improvements of several Properties owned through a joint venture, (iii) acquire two Properties for approximately $66 million, which are expected to be acquired through a joint venture, and (iv) fund furniture, fixture and equipment replacements as needed at the Company's Properties. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its revolving line of credit (the "Revolving LOC") and permanent financing.

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

        In November 2003, the Company expects to obtain new permanent financing totaling $175 million (consisting of two loans; one each for $130 million and $45 million), of which $101 million will be used to repay the RFS Bridge Loan. The loans are expected to bear interest at a blended rate of LIBOR plus 260 basis points per year (3.72 percent as of September 30, 2003). The Company is planning to pool 26 Properties as collateral for this loan.

        In addition to its commitments to lenders under its loan agreements and obligations to fund Property acquisitions and development, the Company is a party to certain contracts which may result in future obligations to third parties. See description of obligations below:

        The following table presents the Company's contractual cash obligations and related payment periods as of September 30, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including Revolving LOC and other liabilities)	$5,390	$151,679	$211,865	$527,639	$896,573
Refundable tenant security deposits	—	—	—	12,166	12,166

Total	$5,390	$151,679	$211,865	$539,805	$908,739

        Refundable Tenant Security Deposits—The Company is obligated to return security deposits to unrelated third-party tenants at the end of the lease terms in accordance with the lease agreements. The Company has recorded a liability for such security deposits totaling approximately $12.2 million as of September 30, 2003.

        The following table presents the Company's future potential commitments, contingencies and guarantees, which can be assigned a monetary value, and the related estimated expiration periods as of September 30, 2003 (in thousands):

Commitments and Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory note of unconsolidated subsidiary	$—	$2,583	$—	$—	$2,583
Earnout provision	—	2,442	—	—	2,442
Marriott put option	—	—	—	13,990	13,990
Irrevocable letter of credit	—	—	—	1,375	1,375
Pending investments	66,000	—	—	—	66,000

Total	$66,000	$5,025	$—	$15,365	$86,390

        The Company does not anticipate being required to fund any of the potential commitments in the above table, with the exception of the pending investments, which are subject to the completion of due diligence procedures and other factors. The following paragraphs briefly describe the nature of some of the above commitments and contractual cash obligations.

        Guarantee of Debt on Behalf of Unconsolidated Subsidiaries—The Company has severally guaranteed 16.67 percent of a $15.5 million note payable on behalf of a subsidiary of CNL Plaza, Ltd. The maximum obligation to the Company is approximately $2.6 million, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

        Guarantee of Other Obligations on Behalf of Unconsolidated Subsidiaries—The Company has generally guaranteed, in connection with loans to certain unconsolidated subsidiaries, the payment of certain obligations that may arise out of fraud or misconduct of the subsidiary borrower. This guarantee will be in effect until the loans have been paid in full.

        Earnout Provisions on Property Acquisitions—The Company is currently subject to earnout provisions on two of its Properties, whereby if the operating performance of the two Properties exceeds a certain predefined threshold, additional consideration will be due to the prior owner. The earnout provision will terminate on May 31, 2004, at which time the Company will have no further liability. The maximum amount of consideration that the Company may be obligated to pay is approximately $2.5 million.

        Marriott Put Option—Marriott has the right in certain partnerships with the Company to require the Company to buy a portion of Marriott's ownership. Certain of these rights are exercisable if predefined operating results are obtained. Should such conditions be met, the Company may be obligated to buy interests with an estimated value of approximately $14 million as of September 30, 2003.

        Irrevocable Letters of Credit—In 2002 and 2003, the Company obtained two irrevocable letters of credit for the benefit of two lenders, one in the amount of approximately $0.8 million and the other in the amount of approximately $0.6 million, respectively. The letters of credit are automatically extended each fiscal year until November 10, 2007 and October 25, 2007, respectively. The Company could be liable to the extent that drawings under the letters of credit occur.

Credit Enhancements

        The Company benefits from various types of credit enhancements that have been provided by the managers of many of its hotel Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries. All of the credit enhancements are subject to expiration, or "burn-off" provisions over time. There is no guarantee that the Company will continue to be able to obtain credit enhancements in the future. As a result of the downturn in the overall economy and the threat of terrorism, and their adverse effect on the Company's operations, the Company has been relying on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company's results of operations and its ability to pay distributions to stockholders may be affected. The following are summaries of the various types of credit enhancements that the Company benefits from:

        Limited Rent Guarantees—Limited rent guarantees ("LRG") are provided by hotel managers to the Company for certain Properties which the Company leases on a triple-net basis to unrelated third-party tenants. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company. The expiration of LRGs may result in the inability of the Company to collect the full amount of rent from its third party tenants. The following table summarizes the amounts and utilization of the LRGs which benefit the Company (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LRG available as of December 31, 2002	$1,327	$—
Utilization during nine months ended September 30, 2003	(196)	—
Expirations during the nine months ended September 30, 2003	(1,131)	—

Amount of LRG available as of September 30, 2003	$—	$—

        Threshold Guarantees—Threshold guarantees ("TG") are provided by third-party hotel managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the

TG. Generally, each TG is available for a specific Property or pool of Properties. Funding under these guarantees is either recognized as other income, as a reduction in base management fees or as liabilities by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company in the future. The expiration of TGs may result in a reduction of other income and cash flows derived from these Properties in future operating periods. The following table summarizes the amounts and utilization of the Company's TGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of TG available as of December 31, 2002	$37,871	$—
New TG obtained	20,900	—
Utilization during nine months ended September 30, 2003	(22,436)	—

Amount of TG available as of September 30, 2003	$36,335	$—

        During the nine months ended September 30, 2003 and 2002, the Company recognized approximately $12.5 million and $0 million, respectively, in other income and approximately $2.4 million and $0, respectively, as a reduction in base management fees as a result of TG amounts that were utilized. As of September 30, 2003 and December 31, 2002, the Company has $0.5 million and $0, respectively, recorded as other liabilities related to funding under its TGs. The repayment of TG fundings that have been recorded as other liabilities is expected to be paid from future operating cash flows in excess of minimum returns to the Company. Of the total remaining amounts available under the TGs approximately $5.2 million is subject to repayment provisions if utilized.

        For ten of the Company's Properties leased to affiliates of Marriott, the TG funding was sent directly to the Company's third-party tenant lessee, which in turn allows them to make periodic rental payments to the Company. The TG applicable to these Properties was fully utilized and expired in the third quarter of 2003. Rental payments for these Properties total approximately $26.7 million for a calendar year. Out of the total amount of rental income from operating leases earned from these Properties approximately $7.3 million was funded from TGs during the nine months ended September 30, 2003. There is no guarantee that the Company will continue to receive scheduled rental payments for these Properties. There are certain circumstances whereby the Company may be required to assume the leases for these ten Properties (See Note 14, "Commitments and Contingencies"). If this occurs, the Company will be required to assume a liability for the TG funding that were previously paid to the third-party lessees. These amounts may be required to be paid back by the Company using the net operating income of these Properties in excess of a minimum return threshold to the Company. There is no guarantee that these leases will be assumed by the Company. On November 10, 2003, the Company entered into an agreement whereby the TG available for three of its Properties acquired in 2003 will be used to fund short falls in rental payments to the Company.

        Liquidity Facility Loans—Liquidity Facility Loans ("LFL") are provided by hotel managers to the Company in order to guarantee a certain minimum distribution for each of the Properties covered by the LFL. Funding under LFLs is recognized as a liability by the Company and its unconsolidated subsidiaries because the Company may be required to repay amounts funded. The expiration of LFLs for the Company's Properties may result in a reduction in cash flows derived from these Properties. The following table summarizes the amounts and utilization of the Company's LFLs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of LFL available as of December 31, 2002	$4,867	$46,028
Utilization during nine months ended September 30, 2003	(3,061)	(22,087)

Amount of LFL available as of September 30, 2003	$1,806	$23,941

        As of September 30, 2003 and December 31, 2002, the Company had liabilities of approximately $8.5 million and $5.6 million, respectively, and the Company's unconsolidated subsidiaries had liabilities of approximately $40.3 million and $23.9 million, respectively, from LFL fundings. The repayment of these liabilities is expected to be paid at such time that the operating cash flows of these Properties in excess of minimum returns to the Company. The LFL for the Waikiki Beach Marriott Property, in which the Company owns a 49% joint venture interest, is expected to expire in the first quarter of 2004. As a result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distribution to the stockholders of the Company.

        Senior Loan Guarantees—Senior loan guarantees ("SLG") are provided by hotel managers to the Company in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLGs is recognized as a liability by the Company and its unconsolidated subsidiaries because in the future the Company may be required to repay the amounts funded. The expiration of SLGs from Properties owned directly by the Company or through unconsolidated subsidiaries may result in a decrease in the cash distributions that the Company receives from such subsidiaries and may affect the Company's ability to pay debt service. The following table summarizes the amounts and utilization of the Company's SLGs (in thousands):

	Company	Unconsolidated Subsidiaries
Amount of SLG available as of December 31, 2002	$—	$21,098
Utilization during nine months ended September 30, 2003	—	(6,098)

Amount of SLG available as of September 30, 2003	$—	$15,000

        As of September 30, 2003 and December 31, 2002, the Company's unconsolidated subsidiaries had liabilities of approximately $22.1 million and $8.5 million, respectively, from SLG funding. The repayment of these liabilities is expected to be paid at such time that the operating cash flows of the Properties are in excess of minimum returns to the Company. The SLG for the Waikiki Beach Marriott Property expired in the third quarter of 2003. As a result, the Company and its co-venturers may be required to make capital contributions to fund debt service until the operations of the Property improve. This may reduce cash flows available for distribution to the stockholders of the Company.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 initially applied immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Effective October 8, 2003, the FASB deferred implementation of FIN 46 prospectively to reporting periods ending after December 15, 2003. Implementation of FIN 46 for older entities is also deferred to reporting periods ending after December 15, 2003. As of September 30, 2003, the Company is evaluating the effect of FIN 46 on its unconsolidated subsidiaries. Under the terms of some or all of the Company's unconsolidated subsidiaries' formation agreements, the Company is required to fund its pro rata share of losses of these entities in order to maintain its current ownership share. The Company has also guaranteed a portion of the debt on CNL Plaza, Ltd. (see Note 14, "Commitments and Contingencies"). These or other variable interests could result in the consolidation of one or more unconsolidated subsidiaries or other investments upon implementation of FIN 46.

        In May 2003, the FASB issued FASB Statement No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FASB 150"). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. FASB 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships. The Company adopted FAS 150 in the quarter ended September 30, 2003, except as discussed above, and it did not have a material impact on the Company's results of operations.

Subsequent Events

        During the period October 1, 2003 through November 3, 2003, the Company received subscription proceeds from its fifth public offering of approximately $144.7 million for approximately 14.5 million shares of common stock.

        On October 1, 2003 and November 1, 2003, the Company declared distributions to stockholders of record on October 1, 2003 and November 1, 2003, respectively, totaling approximately $12.9 million and $13.8 million, respectively, or $0.064583 per share, payable by December 31, 2003.

        During October 2003, the Company entered into a contract to acquire one hotel Property on Coronado Island, in California (the "Del Coronado Property") for approximately $383 million. The Del Coronado Property is expected to be acquired through a joint venture in which the Company is expected to own a 70% equity interest. The Property is expected to be leased to a TRS and is expected to be managed by the Company's joint venture partner. The Del Coronado Property is currently subject to permanent financing of approximately $149 million which bears interest at a rate of 6.9% per year and matures on January 1, 2008. This loan is expected to be repaid at the time the Property is acquired. A portion of the acquisition is expected to be financed with the issuance of new permanent financing of up to $290 million. The new loan is expected to bear interest at LIBOR plus 285 basis points and have an initial term of three years. It is expected that the acquisition costs of the Property will include approximately $22 million in defeasance costs associated with the prepayment of the current loan.

        In November 2003, the Company repaid approximately $73 million of approximately $97 million borrowed under its Revolving LOC.

        On September 26, 2003, the Board of Directors (the "Board") of the Company unanimously voted to increase the size of the board by one member, for a total of six, and elected Robert E. Parson, Jr. as an independent director. At the September 26, 2003 Board meeting, Mr. Parsons was also appointed to serve as a member of the Company's Audit Committee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rate Risk

        The Company may be subject to interest rate risk through outstanding balances on its variable rate debt. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges should interest rates rise substantially. At September 30, 2003, approximately $232.0 million in variable rate debt was outstanding.

        Management estimates that a one-percentage point increase in interest rates for the nine months ended September 30, 2003, would have resulted in additional interest costs of approximately $1.2 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

        The following is a schedule of the Company's fixed and variable rate debt maturities for the remainder of 2003, each of the next four years, and thereafter (in thousands):

	Fixed Rate Mortgages Payable And Accrued Interest	Variable Rate Other Notes Payable	Total Mortgages and Other Notes Payable
2003	$5,390	$—	$5,390
2004	7,613	101,000	108,613
2005	8,772	34,294	43,066
2006	9,405	96,723	106,128
2007	105,737	—	105,737
Thereafter	527,639	—	527,639

	$664,556	$232,017	$896,573

Item 4. Controls and Procedures

        Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in the Company's periodic SEC filings.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        The Registrant hereby incorporates by reference into this Item 1 of Part II the first paragraph under Note 13 to the Condensed Consolidated Financial Statements "Commitments and Contingencies".

Item 2. Changes in Securities and Use of Proceeds.

        Inapplicable.

Item 3. Defaults upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Inapplicable.

Item 5. Other Information.

        Inapplicable.

Item 6. Exhibits and Reports on Form 8-K.

        The following documents are filed as part of this report.

    (a)
    Exhibits

    2.1
    Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference).

    2.2
    Amendment to Merger Agreement dated May 27, 2003 among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

    2.3
    RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

    3.1
    CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

    3.2
    CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed June 27, 1997 and incorporated herein by reference).

      3.3
      CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

      3.4
      Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Registrant from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc). (Previously filed as Exhibit 3.4 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed June 23, 1998 and incorporated herein by reference).

      3.5
      Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed May 28, 1999 and incorporated herein by reference).

      3.6
      Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      3.7
      Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference).

      3.8
      Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference).

      3.9
      Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference).

      3.10
      Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed November 21, 2003 and incorporated herein by reference).

      3.11
      Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant's Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference).

      3.12
      Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (Previously filed as Exhibit 3.3 to RFS Hotel Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

      3.13
      Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., dated July 10, 2003 (Previously filed as Exhibit 3.17 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference.)

      4.1
      Form of Reinvestment Plan (Included as Appendix A to CNL Hospitality Properties, Inc.'s Prospectus filed as part of Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed April 23, 2003 and incorporated herein by reference).

      4.2
      Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investor, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

      4.3
      Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

      4.4
      Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

      4.5
      Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

      10.1
      Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed May 15, 2003 and incorporated herein by reference).

      10.2
      Form of Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; and Robert E. Parsons, Jr. dated November 3, 2003 (Previously filed as Exhibit 10.2 to the Registrant's Form 10-Q filed May 17, 1999 and incorporated herein by reference).

      10.3
      Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.4
      Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.5
      Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.6
      Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.7
      Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.8
      Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.9
      Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.10
      Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

      10.11
      Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

      10.12
      Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

      10.13
      Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

      10.14
      Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

      10.15
      First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.15 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference).

      10.16
      First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.16 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference).

      10.17
      Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

      10.18
      First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

      10.19
      Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

      10.20
      Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn—Mira Mesa (Previously filed as Exhibit 10.25 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

      10.21
      Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn—Mira Mesa and the TownePlace Suites—Newark (Previously filed as Exhibit 10.26 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

      10.22
      Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

      10.23
      Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

      10.24
      Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

      10.25
      Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.32 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.26
      Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.33 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.27
      Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.28
      Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.29
      Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites—Gaithersburg (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.30
      Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites—Gaithersburg (Previously filed as Exhibit 10.37 to Post-Effective Amendment No.

        One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.31
      Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn—Merrifield (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.32
      Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Merrifield (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.33
      First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Mira Mesa, SpringHill Suites—Gaithersburg, Residence Inn—Merrifield, and TownePlace Suites—Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

      10.34
      Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard—Alpharetta (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.35
      Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn—Cottonwood (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.36
      Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Mt. Laurel (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.37
      Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Scarborough (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.38
      Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Tewksbury (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.39
      Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.40
      First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta, and Overland Park SpringHill Suites—Raleigh and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

      10.41
      Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites—Newark (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.42
      Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard—Little Lake Bryan (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.43
      Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn—Little Lake Bryan (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.44
      First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.45
      First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.46
      Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard—Little Lake Bryan, the Fairfield Inn—Little Lake Bryan and the SpringHill Suites—Little Lake Bryan (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

      10.47
      Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

      10.48
      Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

      10.49
      Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

      10.50
      Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference).

      10.51
      Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference).

      10.52
      Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference).

      10.53
      Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference).

      10.54
      Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

      10.55
      Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

      10.56
      Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

      10.57
      Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the Registrant's Form 10-Q filed May 15, 2003 and incorporated herein by reference).

      10.58
      Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P. and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

      10.59
      Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

      10.60
      Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS Hotel Investors, Inc.'s Form 10-K filed March 31, 1999 and incorporated herein by reference).

      10.61
      Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference).

      10.62
      Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference).

      10.63
      Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

      10.64
      First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation, RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS Hotel Investors, Inc.'s Annual Report on Form 10-K filed March 31, 1997 and incorporated herein by reference).

      10.65
      Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS Hotel Investors, Inc.'s Form 10-K filed March 28, 2000 and incorporated herein by reference).

      10.66
      Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS Hotel Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference).

      10.67
      Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS Hotels Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference).

      10.68
      Credit Agreement, dated as of July 10, 2003, among RFS Partnership, L.P., RFS Financing Partnership, L.P., CNL Hospitality Properties, Inc., Bank of America, N.A. and certain lenders named therein. (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

      10.69
      Note, dated July 10, 2003, made by RFS Partnership, L.P. and RFS Financing Partnership, L.P. (Previously filed as Exhibit 10.69 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

      10.70
      Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.71
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.72
      Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.73
      Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.74
      Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.75
      Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.76
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.77
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.'s

        Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.78
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.79
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.80
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      10.81
      Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

      31.1
      Certification of Chief Executive Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

      31.2
      Certification of Principal Financial Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

      32.1
      Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

      32.2
      Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

    (b)
    The Company filed the following reports during the quarter ended September 30, 2003 on Form 8-K:

        On July 10, 2003, the Company filed a report on Form 8-K to attach a press release dated July 10, 2003, announcing the acquisition of RFS Hotel Investors, Inc.

        On July 25, 2003, the Company filed a report on Form 8-K to disclose the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, L.P. through the Company's subsidiaries.

        On September 8, 2003, the Company filed a report on Form 8-K to attach two press releases. The press release dated September 2, 2003 announced the acquisition of three Properties and commitments to acquire another two Properties. The press release dated September 8, 2003 announced the acquisition of interests in two additional Properties.

        On September 15, 2003, the Company filed a report on Form 8-K to disclose the acquisition of five additional Properties, three directly, and two through two separate joint ventures.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2003.

CNL HOSPITALITY PROPERTIES, INC.

By:	/s/ THOMAS J. HUTCHISON, III THOMAS J. HUTCHISON, III Chief Executive Officer (Principal Executive Officer)

By:	/s/ C. BRIAN STRICKLAND C. BRIAN STRICKLAND Executive Vice President (Principal Financial Officer)

Exhibit Index

  2.1
  Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference).

  2.2
  Amendment to Merger Agreement dated May 27, 2003 among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

  2.3
  RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  3.1
  CNL American Realty Fund, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

  3.2
  CNL American Realty Fund, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.2 to Pre-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed June 27, 1997 and incorporated herein by reference).

  3.3
  CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

  3.4
  Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL American Realty Fund, Inc. dated June 3, 1998 (to change the name of the Registrant from CNL American Realty Fund, Inc. to CNL Hospitality Properties, Inc). (Previously filed as Exhibit 3.4 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed June 23, 1998 and incorporated herein by reference).

  3.5
  Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated May 26, 1999 (Previously filed as Exhibit 3.5 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed May 28, 1999 and incorporated herein by reference).

  3.6
  Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated June 27, 2000 (Previously filed as Exhibit 3.6 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  3.7
  Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference).

  3.8
  Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.8 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference).

  3.9
  Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference).

  3.10
  Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Hospitality Properties, Inc. dated November 15, 2002 (Previously filed as Exhibit 3.10 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed November 21, 2003 and incorporated herein by reference).

  3.11
  Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant's Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference).

  3.12
  Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (Previously filed as Exhibit 3.3 to RFS Hotel Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

  3.13
  Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., dated July 10, 2003 (Previously filed as Exhibit 3.17 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference.)

  4.1
  Form of Reinvestment Plan (Included as Appendix A to CNL Hospitality Properties, Inc.'s Prospectus filed as part of Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed April 23, 2003 and incorporated herein by reference).

  4.2
  Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investor, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

  4.3
  Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

  4.4
  Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

  4.5
  Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS Hotel Investors, Inc.'s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference).

  10.1
  Advisory Agreement dated as of April 1, 2003, between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed May 15, 2003 and incorporated herein by reference).

  10.2
  Form of Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold, dated January 7, 1999; Charles E. Adams and Craig M. McAllaster, dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; and Robert E. Parsons, Jr. dated November 3, 2003 (Previously filed as Exhibit 10.2 to the Registrant's Form 10-Q filed May 17, 1999 and incorporated herein by reference).

  10.3
  Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.4
  Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.5
  Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.6
  Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.7
  Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.8
  Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.9
  Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.10
  Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference).

  10.11
  Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

  10.12
  Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

  10.13
  Subscription and Stockholders' Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

  10.14
  Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant's Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference).

  10.15
  First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.8 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.8 above) (Previously filed as Exhibit 10.15 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference).

  10.16
  First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.9 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.9 above) (Previously filed as Exhibit 10.16 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference).

  10.17
  Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

  10.18
  First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

  10.19
  Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

  10.20
  Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn—Mira Mesa (Previously filed as Exhibit 10.25 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

  10.21
  Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn—Mira Mesa and the TownePlace Suites—Newark (Previously filed as Exhibit 10.26 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference).

  10.22
  Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

  10.23
  Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

  10.24
  Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant's

    Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference).

  10.25
  Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.32 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.26
  Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.33 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.27
  Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.26 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.28
  Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.29
  Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites—Gaithersburg (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.30
  Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites—Gaithersburg (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.31
  Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn—Merrifield (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.32
  Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Merrifield (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.33
  First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Mira Mesa, SpringHill Suites—Gaithersburg, Residence Inn—Merrifield, and TownePlace Suites—Newark (amends Exhibits 10.21, 10.30, and 10.32 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated by reference).

  10.34
  Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard—Alpharetta (Previously filed as Exhibit 10.41 to

    Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.35
  Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn—Cottonwood (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.36
  Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Mt. Laurel (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.37
  Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Scarborough (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.38
  Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites—Tewksbury (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.39
  Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.40
  First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta, and Overland Park SpringHill Suites—Raleigh and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated by reference).

  10.41
  Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites—Newark (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.42
  Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard—Little Lake Bryan (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.43
  Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn—Little Lake Bryan (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.44
  First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.42 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.45
  First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.43 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.46
  Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard—Little Lake Bryan, the Fairfield Inn—Little Lake Bryan and the SpringHill Suites—Little Lake Bryan (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference).

  10.47
  Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.42 and 10.44 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

  10.48
  Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C). and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.43 and 10.45 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

  10.49
  Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference).

  10.50
  Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference).

  10.51
  Form of Lease Agreement including Memorandum of Lease (Previously filed as Exhibit 10.7 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference).

  10.52
  Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference).

  10.53
  Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference).

  10.54
  Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

  10.55
  Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

  10.56
  Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference).

  10.57
  Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the Registrant's Form 10-Q filed May 15, 2003 and incorporated herein by reference).

  10.58
  Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P. and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

  10.59
  Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

  10.60
  Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS Hotel Investors, Inc.'s Form 10-K filed March 31, 1999 and incorporated herein by reference).

  10.61
  Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference).

  10.62
  Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference).

  10.63
  Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS Hotel Investors, Inc.'s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference).

  10.64
  First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation, RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS Hotel Investors, Inc.'s Annual Report on Form 10-K filed March 31, 1997 and incorporated herein by reference).

  10.65
  Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS Hotel Investors, Inc.'s Form 10-K filed March 28, 2000 and incorporated herein by reference).

  10.66
  Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS Hotel Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference).

  10.67
  Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS Hotels Investors, Inc.'s Form 10-K filed March 15, 2001 and incorporated herein by reference).

  10.68
  Credit Agreement, dated as of July 10, 2003, among RFS Partnership, L.P., RFS Financing Partnership, L.P., CNL Hospitality Properties, Inc., Bank of America, N.A. and certain lenders named therein. (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

  10.69
  Note, dated July 10, 2003, made by RFS Partnership, L.P. and RFS Financing Partnership, L.P. (Previously filed as Exhibit 10.69 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 11, 2003 and incorporated herein by reference).

  10.70
  Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.71
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.72
  Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.73
  Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.74
  Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.75
  Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.76
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.77
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.78
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.79
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing

    Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.80
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  10.81
  Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

  31.1
  Certification of Chief Executive Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

  31.2
  Certification of Principal Financial Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

  32.1
  Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

  32.2
  Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

QuickLinks

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Quarters and Ended March 30, 2002 and 2001
Other Information
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Exhibit Index