Form 10-K
period 2003-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2004-03-15
CIK 1017022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-24097

CNL HOSPITALITY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland

59-3396369

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida 32801
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

Aggregate market value of the voting stock held by nonaffiliates of the registrant:  No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares.  Each share was originally sold at $10 per share.  Based on the $10 offering price of the shares, $2,709,175,700 of our common stock was held by non-affiliates as of February 20, 2004.

The number of Shares of common stock outstanding as of February 20, 2004, was 270,937,570.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Hospitality Properties, Inc. Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2004.

PART I

Item 1.  Business

CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The terms “Company” or “Registrant” include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., each of their subsidiaries and several consolidated partnerships and joint ventures (see Exhibit 21 for a listing of our subsidiaries).  Various other wholly owned subsidiaries are expected to be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties.

We are engaged primarily in the acquisition, development and ownership of interests in hotel and resort properties including limited service hotels, extended stay hotels, and full service hotels and resorts, which we refer to as “Properties.”  We have retained CNL Hospitality Corp. as our advisor to provide management, acquisition, development, advisory and certain administrative services.  As of December 31, 2003, we owned interests in 130 Properties, located primarily across the United States with one Property, located in Montreal, Canada.  We generally lease our Properties to wholly owned taxable REIT subsidiary entities (“TRS”) and contracts with third-party managers to operate the Properties under affiliations with national hotel and resort brands.  Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations.  Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to run their hotel and resort operations.  We include rental income from operating leases in our consolidated results of operations for these Properties.  For some Properties, we have received various credit enhancement guarantees from third-party managers who, subject to limitations, have guaranteed performance levels for Properties they manage up to varying maximum amounts.

We may also provide mortgage loans to operators of national and regional hotel and resort brands, however, we have not done so as of December 31, 2003.  In addition, we may invest up to a maximum of 5% of total assets in equity interests in businesses that provide services to or are otherwise ancillary to the lodging industry.  As of December 31, 2003, investments in these ancillary businesses represented less than one percent of our total assets.

We were formed in June 1996, at which time we received an initial capital contribution of $0.2 million from CNL Hospitality Corp. for 20,000 shares of common stock.  Since that time, through December 31, 2003, we have sold approximately 243.7 million shares of our common stock, raising approximately $2.4 billion of capital through five best-efforts public stock offerings.  On July 23, 2003, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended, whereby we may offer upto an additional 400 million shares of common stock (representing $4 billion of capital) to the public on a best-efforts basis, which we refer to as the “2004 Offering”, including up to 50 million shares ($500 million) which may be available to stockholders purchasing shares through our reinvestment plan. If commenced, the 2004 Offering is expected to start sometime after the completion of our current stock offering of 175 million shares representing $1.75 billion of capital, which commenced on February 4, 2003 which we refer to as the “2003 Offering”.  CNL Securities Corp., an affiliate of CNL Hospitality Corp., is the managing dealer for our equity offerings.

Since our inception our primary investment objectives have been to preserve, protect, and enhance our assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, or payments on mortgage loans we have provided to other hotel and resort operators, and increasing our income (and distributions) and providing protection against inflation through, in the case of triple-net leases, the receipt of percentage rent and/or automatic increases in base rent; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment within four years, either in whole or in part, through (a) the listing of our shares on a national securities exchange or over-the-counter market or (b) if we are unable to list our shares on a national securities exchange or over-the-counter market within four years, the commencement of orderly sales of our Properties and distribution of the proceeds thereof (outside the ordinary course of business and consistent with our objectives of qualifying as a REIT).  As a result of the REIT Modernization Act of 1999 (the “RMA”), we have expanded our activities to meet our objectives whereby we seek to provide increases in income (and distributions) by taking advantage of the TRS structure allowed by the RMA.  To meet our objectives, we seek to purchase established Properties with stabilized cash flows or to obtain credit enhancements that supplement cash flow in advance of stabilization and obtain priority partnership positions or operating guarantees.  We may not meet these investment objectives.  During the first quarter of 2004, we began to actively consider various alternatives including a public underwritten offering of common stock, the possible the merger of us and our advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers or acquisitions, and continuing to raise capital under the 2004 Offering.  We expect that the 2003 Offering will be completed in March 2004.

For the next four years or until our shares are listed on a national securities exchange or over-the-counter market, we intend, to the extent consistent with our objective of qualifying as a REIT, to invest in additional Properties or entities owning Properties or provide mortgage loans to other hotel and resort operators or make other permitted investments, using any proceeds from the sale of a Property or mortgage loans provided to other hotel and resort operators or from permitted investments that are not required to be distributed to stockholders in order to preserve our REIT status for federal income tax purposes.  We will not sell any assets if such sale would not be consistent with our objective of qualifying as a REIT.  If the listing of our shares on a national securities exchange or over-the-counter market occurs, we intend to use any net sales proceeds not required to be distributed to stockholders in order to preserve our status as a REIT to invest in additional Properties or entities owning Properties, to provide mortgage loans and other permitted investments.

From time to time we may sell some Properties. In deciding the precise timing and terms of Property sales, our advisor, CNL Hospitality Corp., will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations.  In connection with sales of our Properties, we may take purchase money obligations as partial payment of the sales price.  The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions.  When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, we will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

On July 10, 2003, we acquired all of the outstanding stock of RFS Hotel Investors, Inc. for approximately $383 million and assumed approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million).  In connection with this transaction, we obtained 57 additional Properties.

In February 2004, we entered into an agreement to acquire all of the outstanding capital stock of KSL Recreation Corporation and their subsidiaries (“KSL”) for approximately $1.4 billion plus the assumption of debt (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pending Investments, Completed Developments and other Events Subsequent to December 31, 2003”).  Upon consummation of this transaction, six of the resorts currently owned by KSL will be held by our wholly owned subsidiaries.  In connection with the execution of this agreement, we have paid a deposit of $75 million.

During the year ended December 31, 2003, we adopted the provisions of FIN 46R (“Consolidation of Variable Interest Entities”).  As a result, we consolidate investments in variable interest entities for which we are the primary beneficiary.  Prior to FIN 46R, a company generally consolidated another entity in its consolidated financial statements only if it controlled the entity through voting interests.  The adoption of FIN 46R resulted in the consolidation of several of our previously unconsolidated subsidiaries.  FIN 46R does not require but does permit restatement of previously issued financial statements.  We have restated prior years’ accompanying consolidated financial statements to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the current and prior periods presented herein.  These restatements had no effect on stockholders’ equity or net earnings.

Leases

As of December 31, 2003, we owned interests in 130 Properties, including 57 Properties acquired as a result of the acquisition of RFS Hotel Investors, Inc., generally consisting of land, buildings and equipment, including two under development.  Of the Properties in which we own interests, we currently lease, or will lease in the case of Properties under development, 113 Properties to TRS entities, with management performed by third-party operators, and lease 17 Properties on a triple-net basis to third-party operators.  For Properties leased to TRS entities, the lease rental income and expenses have been eliminated in consolidation and the hotel and resort operating revenues and expenses have been included in our consolidated results of operations.  Leases to unrelated third parties are operating leases and resulted in rental income from operating leases being included in our results of operations.

Certain Management Services

Pursuant to an Advisory Agreement, CNL Hospitality Corp. provides management services relating to our business, the Properties and the mortgage loans we may provide to other hotel and resort operators.  Under this agreement, CNL Hospitality Corp. is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and our revolving line of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices.  In exchange for these services, CNL Hospitality Corp. is entitled to receive fees.  For its services, CNL Hospitality Corp. receives an asset management fee, which is calculated monthly in an amount equal to one-twelfth of 0.60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus one-twelfth of 0.60% of the outstanding principal amount of any mortgage loans, as of the end of the preceding month.  For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the mortgage loans, CNL Hospitality Corp. receives an acquisition fee equal to 4.5% of gross proceeds from the offerings, loan proceeds from permanent financing and a portion of our revolving line of credit that is used to acquire Properties.

In late 2003, CNL Hospitality Corp. allowed us to defer the payment of the asset management fees indefinitely.  The reason for the deferral was to provide us with additional liquidity as we evaluate the timing of economic and industry recovery.  We did not pay asset management fees after August 2003 and in January 2004, CNL Hospitality Corp. refunded to us all of the asset management fees which had previously been paid during 2003.  Out of the total $11.6 million due to related parties as of December 31, 2003, $5.3 million relates to asset management fees.  These fees are due upon demand.  We will continue to accrue and will remain obligated to pay asset management fees to CNL Hospitality Corp., however, it is uncertain as to when such fees will be paid.

The Advisory Agreement continues until March 31, 2004, and thereafter may be extended annually upon mutual consent of CNL Hospitality Corp. and our Board of Directors unless terminated at an earlier date upon 60 days prior written notice by each party.

Competition

The hotel and resort industry is generally characterized as being intensely competitive.  Our hotels and resorts compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations.  The principal competitive factors affecting our hotels and resorts include but are not limited to brand recognition, location, range of services and guest amenities offered, the quality of the hotel and services provided, and price.

We compete with other persons and entities to locate suitable Properties to acquire interests in and to locate purchasers for our Properties.  We also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties, tenants and mortgage financing borrowers.

Concentration of Risk

During the year ended December 31, 2003, a significant portion of our rental income and hotel and resort revenues was earned from 68 Properties operating as various Marriott International, Inc. brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, and Spring Hill Suites by Marriott) and 36 Properties operating as various Hilton Hotels Corporation brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn).

Although we intend to acquire additional Properties and we carefully screen our managers and tenants and we have obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Marriott and Hilton brands would significantly impact our results of operations.  We believe that the risk of such a default will be reduced through future acquisitions which enhance brand diversification.

Available Information

We make available free of charge on or through our Internet website (http://www.cnlonline.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).

Employees

We have no employees other than our officers who are not compensated by us.  Information with respect to our officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.  We have retained CNL Hospitality Corp. as our advisor to provide management, acquisition, development, advisory and some administrative services and have retained other affiliates to provide additional administrative services.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns and some Properties in certain locations are affected more than others.  Seasonal variations in revenue at our Properties can be expected to cause quarterly fluctuations in revenues and earnings.  As a result, we may need to enter into short-term borrowings in some periods in order to offset these fluctuations in revenues and to make distributions to stockholders.  Hotel and resort operations also may be adversely affected by events beyond our control, such as extreme weather conditions, poor economic factors and/or cycles, geopolitical risks and other factors affecting business and/or pleasure travel.

Risk Factors

Company-Related Risks.

Dependency on our Advisor.  Subject to approval by our Board of Directors, CNL Hospitality Corp. as our advisor, is responsible for our investments and daily management, including all acquisitions, dispositions and financings.  We cannot be sure that our advisor will achieve our objectives or that our Board of Directors will be able to act quickly to remove CNL Hospitality Corp. if it deems removal necessary.  As a result, it is possible that we would be managed for some period by a company that was not acting in our best interests or not capable of helping us achieve our objectives.

Conflicts of interest.  We will be subject to conflicts of interest arising out of our relationships with CNL Hospitality Corp., our advisor, and with our other affiliates, including the following:

•                  Some of the officers and directors of CNL Hospitality Corp. and our officers and directors currently are engaged, and in the future are expected to engage, in the management of other business entities and properties and in other business activities associated with our affiliates.  Additionally, some of the officers and directors are majority owners of CNL Hospitality Corporation.  These officers and directors may experience conflicts of interest in allocating management time, services, and functions among us and the various entities in which any of them are or may become involved and could take actions that are more favorable to the other entities than to us.

•                  CNL Hospitality Corp. has been engaged to perform various services for us and will receive fees and compensation for these services.  None of the agreements for these services were the result of arm’s-length negotiations.  The timing and nature of fees and compensation to CNL Hospitality Corp. could create a conflict between its interests and those of our stockholders.

•                  A conflict could arise because affiliates may compete with us to acquire hotel properties or invest in mortgage loans of a type suitable for acquisition by us and may be better positioned to make such acquisitions or investments as a result of relationships that may develop with various operators of hotel and resort brands and their franchisees.

•                  A conflict also could arise in connection with CNL Hospitality Corp.’s determination as to whether or not to purchase or sell a Property, since the interests of CNL Hospitality Corp. and our stockholders may differ as a result of their distinct financial and tax positions and the compensation to which CNL Hospitality Corp. or its affiliates may be entitled upon the purchase or sale of a Property.

•                  A conflict could arise in connection with the determination of whether or not to list our shares of common stock on a national securities exchange since CNL Hospitality Corp. and other affiliates may receive different amounts of compensation and other benefits if our shares are listed, and that compensation could be paid earlier if the listing of our shares occurs.  The Board of Directors must approve the listing of our shares on a national securities exchange or over-the-counter market.

•                  We have in the past and may in the future invest in joint ventures with other programs sponsored by CNL Hospitality Corp. or its affiliates.  Potential situations may arise in which the interests of the co-venturer or co-venturers may conflict with our interests.

Failure to qualify as a REIT.  A REIT generally is not taxed at the federal corporate level on income provided it distributes at least 90% of its annual taxable income to its stockholders and meets certain other requirements under sections 856 through 860 of the Internal Revenue Code of 1986.  If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates and the funds available for distribution to stockholders would be reduced by the amount of federal taxes owed.

Risks related to borrowing.  We may borrow money to acquire assets, to preserve our status as a REIT or for any other authorized corporate purposes.  We may mortgage or put a lien on one or more of our assets in connection with any borrowing.  We anticipate that our permanent financing generally will not exceed 50% of our total assets and we may not borrow more than 300% of our net assets, without showing our independent directors that a higher level of borrowing is appropriate.  Additional borrowing may present risks if the cash flow from our real estate and other investments is insufficient to meet our debt obligations.  In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies.  If we mortgage or pledge assets as collateral and thereafter cannot meet our debt obligations, the lender could take the collateral, and we would lose both the asset and the income we are deriving from it.

Borrowing to make distributions.  We have and may in the future borrow money as necessary or advisable to make distributions, including, but not limited to, distributions for the purpose of the maintenance of our qualification as a REIT for federal income tax purposes.  During 2003, we used borrowings on our revolving line of credit to fund distributions.  We anticipate that, at least for the near term, we will continue to borrow on our revolving line of credit to fund a portion of our distributions.  Were we to discontinue this practice at the current time, distributions would be adversely affected.

We may not have adequate insurance.  An uninsured loss or a loss in excess of insured limits could have a material adverse impact on our operating results and cash flows and returns to the stockholders could be reduced.  The Company or its third-party tenants or management companies maintain comprehensive insurance on each of the Company’s properties, including liability, fire and extended coverage, of the type and amount the Company believes is customarily obtained for or by hotel owners.  Some of the Company’s hotels in California and the Company’s hotel in Hawaii are located in areas that are subject to earthquake activity.  These hotels are located in areas of high seismic risk and some were constructed under building codes that were less stringent with regard to earthquake related requirements.  An earthquake could render significant uninsured damage to the hotels. Additionally, areas in Florida and Louisiana, where certain of the Company’s hotels are located, may experience hurricane or high-wind activity.  The Company has earthquake insurance policies on its hotels located in seismic areas of California and in Hawaii, and has wind insurance policies on certain of its hotels located in Florida and Louisiana. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be commercially practical to insure.  Additionally, deductibles on earthquake and wind insurance policies may be higher than general property insurance policies.  With respect to some of the hotels in California, in addition to the applicable deductibles under the earthquake insurance policies, the Company is self-insured for the first $7.5 million per earthquake.

Uninsurable losses.  Some types of losses, such as from terrorist attacks, may be either uninsurable, too difficult to obtain or too expensive to justify insuring against.  Furthermore, an insurance provider could elect to deny or limit coverage under a claim.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property.  Therefore, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly.  In addition, in such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

Unavailability and termination of credit enhancements.  Although historically we have had credit enhancements, some of the credit enhancements have started to expire and we may not obtain credit enhancements, such as guarantees, net worth requirements or liquidity facility agreements, from a third-party tenant or manager in connection with future leases and/or hotel management agreements.  Even if provided to us, these enhancements generally terminate at either a specific time during the lease term or at such time that the funding limits have been reached.  After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the operations of the hotel.  If this occurs, our results of operations or cash available for distribution may be adversely impacted.

Possible lack of control of our joint ventures.  Our independent directors must approve all joint venture or general partnership arrangements in which we enter.  Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a Property, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share management control of the joint venture with the unaffiliated party.  In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we therefore may be unable to control fully the activities of the joint venture.  In any joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture.  In addition, when we invest in properties indirectly through the acquisition of interests in entities that own hotel properties or interests therein, we may not control the management of such assets.

Real Estate and Other Investment Risks.

Possible lack of diversification increases investment risk.  Our profitability and ability to diversify investments is limited by the amount of future funds we receive through our public offerings and borrowings.  We may not be able to achieve diversification by property type or geographic location.  There is no limit on the number of properties of a particular brand or facility type which we may acquire.  Under investment guidelines established by the Board of Directors, no single hotel brand may represent more than 50% of the total portfolio unless approved by the Board of Directors, including a majority of the independent directors.  Even at these levels of concentration, any adverse development with respect to a specific brand could have adverse consequences for us.  Our board of directors, including a majority of the independent directors, will review our Properties and potential investments in terms of geographic and hotel brand diversification.  As of February 20, 2004, a significant portion of our Properties were Marriott-branded and Hilton-branded hotels.  Because of this concentration, there is a risk that any adverse developments affecting Marriott or Hilton generally could materially adversely affect our revenues (thereby affecting our ability to make distributions to stockholders).  In addition, although our Properties are located in 37 states, 12.3% of the Properties are located in California and 19.2% of the Properties are located in Florida.  Our profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds at our disposal.  To the extent our assets are geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions.

Use of the TRS structure increases dependence on the operating results of the hotels.  For Properties leased to our subsidiaries, our operations are dependent on the profitable operations of Properties which, in part, may be subsidized by credit enhancements.  In addition, many of our Properties are newly constructed and have not achieved their Ultimate Market Share.  We are subject to the risks of increased hotel and resort operating expenses for the hotels now in our TRS lessee structure, including but not limited to: (i) wage and benefit costs; (ii) repair and maintenance expenses; (iii) energy costs; (iv) property taxes, (v) the costs of liability insurance; and (vi) other operating expenses.  Increases in these operating expenses can have a significant adverse impact on our earnings and cash flow.  Poor performance by the Properties leased to subsidiaries will affect our results of operations to a much greater extent than would performance by Properties leased to third parties.  We do, however, have the right under the agreements with the third party managers of these hotels to terminate the manager and engage a new manager in the event that the poor performance is attributable to the manager.

Dependency on ability of third-parties to operate our Properties.  We do not control the third-party tenants or managers who are responsible for maintenance and other day-to-day management of the Properties.  Our financial condition is dependent on the ability of these third-party managers or tenants that we do not control to operate our Properties successfully.  We have and in the future intend to continue to enter into only management agreements with managers or leasing agreements with third-party tenants having substantial prior hotel and resort experience.  If our tenants or managers are unable to operate our Properties successfully, the tenants may not be able to pay their rent and they may not generate significant percentage rent, which could adversely affect our financial condition.

Environmental liabilities.  We obtain detailed environmental studies for each Property prior to acquisition, however, we may acquire Properties where environmental issues exist.  In accordance with our policy, when an environmental issue exists for a Property to be acquired which cannot be resolved prior to the acquisition of the Property, we generally seek to obtain indemnification from the seller or negotiate other comparable arrangements such as a reduction in the purchase price of the Property to be acquired.  Another alternative is for us to establish an escrow fund in an amount equal to or greater than the estimated remediation costs in order to fund the cost of such remediations.  We have obtained indemnifications in writing from sellers on several of our Properties to cover potential remediation costs.  In addition, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us.  Environmental liabilities that we incur could have an adverse effect on our financial condition or results of operations.

Competition.  We compete with other companies for the acquisition of properties.  In addition, the hotel industry in which we invest is highly competitive, and we anticipate that any Property we acquire will compete with other businesses in the vicinity.  The operating results of our Properties depend in part on the ability of the tenants and managers to compete successfully with other businesses in the vicinity.  In addition, we compete with other financing sources for suitable tenants, managers and properties.  If we, our tenants and our managers are unable to continue to compete successfully, our results of operations will be adversely affected.

Industry-Related Risks.

Risks of hotel and resort operations.  The risks common to the hotel industry could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel and resort operating expenses, and generally include: (i) increases in supply of hotel rooms that exceed increases in demand; (ii) increases in energy costs and other travel expenses that reduce business and leisure travel; (iii) reduced business and leisure travel due to continued geo-political uncertainty, including terrorism; (iv) adverse effects of declines in general and local economic activity; (v) adverse effects of a downturn in the hotel and resort industry; and (vi) risks generally associated with the ownership of hotels and real estate.

Adverse trends in the hotel industry may impact our Properties.  The success of our Properties depends largely on the Property operators’ ability to adapt to dominant trends in the hotel industry, as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions.  The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect our income and the funds we have available to distribute to stockholders.

Adverse effect of the economic downturn, military activity in the Middle East and concern about terrorist activities.  As a result of the effects of the economic downturn, the lodging industry has experienced a significant decline in business relating to a reduction in travel for both business and pleasure.  Consistent with other competitors in the lodging industry, some of our hotels have experienced declines in occupancy and average daily rates due to the decline in travel.  Although aggressive cost containment and a significant slowdown in the construction of new hotels has occurred over the past two years, positioning the industry for a recovery, we do not expect to benefit from a significant recovery until at least the second half of 2004.  In addition, any continued military conflict in the Middle East or possible terrorist activity could have additional adverse effects on the economy, including the travel and lodging industry.  It is possible that these factors could have a material adverse effect on the value of our assets and/or our result of operations.

Possible lack of control over market and business conditions.  Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement, voluntary termination by a tenant of its obligations under a lease, bankruptcy of a tenant or borrower, and other factors beyond our control may reduce the value of Properties that we currently own or those that we acquire in the future, the ability of tenants to pay rent on a timely basis, the amount of the rent and the ability of borrowers to make mortgage loan payments on time.  If tenants are unable to make lease payments or borrowers are unable to make mortgage loan payments as a result of any of these factors, cash available to make distributions to our stockholders may be reduced.

Seasonality of the hotel industry.  The hotel industry is seasonal in nature.  As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations of Properties leased to subsidiaries.  In addition, there may be quarterly fluctuations in the amount of percentage rent, if any, we will receive from our third-party leases.  As a result, we may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to our stockholders.

Item 2.  Properties

As of December 31, 2003, we had acquired interests, directly or indirectly through our partnerships, in 130 Properties, located in 37 states, the District of Columbia and Canada, generally consisting of land, buildings and equipment, including 24 Properties through interests in 12 partnerships with various third parties.  As of December 31, 2003, two of our hotels were under development.  Of the Properties in which we own interests, we currently lease 113 to TRS entities, with management performed by third-party operators, and 17 to third-party operators on a triple-net basis.

We are committed to fund improvements at our Properties in order to, in part, maintain their competitiveness.  Major renovations and other capital improvements are typically funded with proceeds from our cash reserves, stock offerings, permanent financings, or borrowings under our revolving line of credit.

Generally, Properties acquired consist of land, building and equipment and in certain instances intangible assets; although in some cases, we may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party.  The 130 Properties we own directly or indirectly as of December 31, 2003, generally conform to the following specifications of size, cost, and type of land and buildings.

Hotel and Resort Properties.  Hotel lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing.  The sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.  Resorts are generally located on larger lots which allows for additional recreational amenities.

The buildings generally are mid-rise construction.  The Properties consist of limited service hotels, extended stay hotels, and full service hotels or resorts.  Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities.  Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities.  Resorts generally have expanded food and beverage facilities and often have additional recreational amenities such as golf courses, tennis courts and/or spa facilities.  The Properties include equipment and most conform to national hotel and resort brand approved design concepts.

As of December 31, 2003, 104 of the Properties directly owned, including the two Properties being developed, were pledged as collateral under our financing arrangements.  For more detailed information relating to these arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Financing”.

The following table lists the number of Properties we own, directly or indirectly through partnerships, as of December 31, 2003, by state, or country including the Properties under development.

State/ Country	Number of Properties

Alabama	1
Arizona	7
California*	25
Canada	1
Colorado	3
Connecticut	2
Delaware	1
District of Columbia	1
Florida*	16
Georgia	5
Hawaii	1
Illinois	3
Indiana	1
Kansas	1
Kentucky	1
Louisiana	2
Maine	1
Massachusetts	2
Maryland	2
Michigan	5
Minnesota	3
Missouri	2
Mississippi	1
North Carolina	3
Nebraska	2
New Jersey	4
Nevada	1
New York	3
Oklahoma	2
Oregon	1
Pennsylvania	2
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	12
Utah	1
Virginia	6
Washington	2
Wisconsin	1
Total	130

*                 Includes one property under development as of December 31, 2003.

Item 3.  Legal Proceedings

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and us (the “Chasen Complaint”).  On June 6, 2003, the Chasen Complaint was amended.  The amended Chasen Complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) we aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other things, the amended Chasen Complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On July 1, 2003, we filed an answer to the amended Chasen Complaint setting forth an affirmative defense and general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on July 8, 2003.  Based upon the information currently available to us, we believe the allegations contained in the amended Chasen Complaint are without merit and intend to vigorously defend the action, and therefore, a liability was not accrued.  We are planning to file a motion to dismiss the allegations in the amended Chasen Complaint.  If the motion is not successful, it is expected that the case will proceed to trial.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and some of its subsidiaries in the Superior Court of the State of California, for the County of San Diego (the “Carmel Valley Complaint”).  In connection with the acquisition of RFS Hotel Investors, Inc., we have become a party to the Carmel Valley Complaint which claims damages relating to a dispute over a parcel of land located adjacent to one of the RFS Properties.  We have unsuccessfully attempted to mediate this case.  At this time, we believe that the damages claimed lack sufficient factual support and will continue to vigorously defend the action, and therefore, a liability was not accrued.  However, it is possible that we could incur losses if the plaintiff ultimately prevails.  The plaintiff is seeking monetary damages of up to $0.7 million.  We have recently filed certain motions to dismiss which are being considered by the Court.  If the motions are not successful, it is expected that the case will proceed to trial.

From time to time we may be exposed to other litigation arising from an unrecognized preacquisition contingency or from the operations of our business.  At this time, we do not believe that resolution of these matters, included those discussed above, will have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

As of February 20, 2004, there were approximately 93,569 stockholders of record of common stock.  There is no public trading market for the shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market within four years if market conditions are satisfactory, a public market for the shares may not develop even if the shares are listed.  Prior to such time, if any, as the listing of our shares on a national securities exchange or over-the-counter market occurs, any stockholder (other than CNL Hospitality Corp.) may present all or any portion equal to at least 25% of such stockholder’s shares to us for redemption at any time, in accordance with the procedures outlined in our prospectus for our 2003 Offering.  At such time, we may, at our sole option, redeem such shares presented for redemption for cash, at a redemption price equal to the then current offering price, less a discount of 8%.  The 2003 offering price is $10.00 per share; thereby the net redemption price while the 2003 offering is ongoing is $9.20 per share.  During periods when we are not engaged in a public offering, the redemption price will be determined by our Board of Directors based a variety of Factors.  At no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of the 12-month period.  The full amount of the proceeds from the sale of shares under the reinvestment plan for the 2003 Offering attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions.  Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use for redemptions.  There may not be sufficient funds available for redemptions and, accordingly, a stockholder’s shares may not be redeemed. Our Board of Directors, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest.  For the years ended December 31, 2003 and 2002, approximately 716,000 and 260,000 shares, respectively, were redeemed at $9.20 per share and retired from shares outstanding of common stock.  The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

For the years ended December 31, 2003 and 2002, total shares of 901,363 and 565 were transferred between owners, respectively, other than pursuant to the redemption plan. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us.  The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of units during 2003 and 2002, net of commissions.

	2003
	High	Low	Average
First Quarter	$8.64	$6.97	$7.92
Second Quarter	9.20	9.20	9.20
Third Quarter	9.00	7.01	7.68
Fourth Quarter	10.00	7.39	8.74

	2002
	High	Low	Average
First Quarter	$7.05	$7.05	$7.05
Second Quarter	10.00	10.00	10.00
Third Quarter	9.20	9.00	9.10
Fourth Quarter	(1)	(1)	(1)

(1) We are not aware of any trades during this period.

As of December 31, 2003, the offering price per share of common stock was $10.00.  The offering price per share was determined by us, in our sole discretion, based upon the price we believed investors would pay for the shares and on certain other considerations.  Our shares are not publicly traded and there is no public market for the shares on which to base market value.  We did not take into account the value of the underlying assets in determining the price per share.  Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock.

We expect to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation.  For the years ended December 31, 2003 and 2002, we declared cash distributions of approximately $130.0 million and $74.2 million respectively, to the stockholders.  For the years ended December 31, 2003 and 2002, approximately 39% and 51%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 61% and 49%, respectively, were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2003 and 2002, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.  Some future fees payable to CNL Hospitality Corp. are subordinate to the achievement of an 8% return on stockholders’ invested capital.

The following table presents total distributions and distributions per share (in thousands except per share data):

	First	Second	Third	Fourth	Year
2003 Quarter

Total distributions declared	$25,396	$29,010	$34,177	$41,378	$129,961
Distributions per share	0.194	0.194	0.194	0.194	0.776

2002 Quarter

Total distributions declared	$15,432	$17,058	$19,322	$22,405	$74,217
Distributions per share	0.194	0.194	0.194	0.194	0.776

On January 1, 2004 and February 1, 2004, we declared distributions totaling approximately $15.7 million and $16.7 million, respectively, or $0.064583 per share of common stock, payable by March 31, 2004, to stockholders of record on January 1, 2004 and February 1, 2004, respectively.

We intend to continue to declare distributions of cash to stockholders on a monthly basis while we are engaged in a public offering of our common stock, and quarterly thereafter to the extent that cash is available for distribution.  We may not continue to be able to pay distributions, except to maintain REIT status in accordance with the Internal Revenue Code of 1986, as amended. We are required to distribute annually at least 90% of our taxable income to maintain our objective of qualifying as a REIT.  Distributions will be made at the discretion of the Board of Directors, depending generally on various factors including cash flows from operations and our financial condition, subject to the obligation of the Board of Directors to ensure we remain qualified as a REIT for federal income tax purposes.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (in thousands except per share data).  Data for fiscal years 2002 and earlier has been restated to reflect the adoption of FIN 46R.

	2003	2002	2001	2000	1999
Year Ended December 31:
Revenues	$557,140	$225,526	$89,017	$36,099	$10,678
Income from continuing operations	4,771	15,810	19,328	20,670	7,516
Income from discontinued operations	1,222	—	—	—	—
Net earnings (1)	5,993	15,810	19,328	20,670	7,516
Cash flows from operating activities	112,887	76,660	58,408	43,651	12,890
Cash flows used in investing activities	1,894,612	551,987	433,026	334,237	(130,231)
Cash flows from financing activities	1,876,478	479,269	273,419	238,811	206,085
Cash distributions declared (2)	129,961	74,217	48,409	28,082	10,766
Funds from operations (3)	90,594	59,475	41,871	30,053	10,478
Income from continued operations per share:
Basic	0.02	0.16	0.30	0.53	0.47
Diluted	0.02	0.16	0.30	0.53	0.45
Income from discontinued operations per share:
Basic	0.01	—	—	—	—
Diluted	0.01	—	—	—	—
Earnings per share:
Basic	0.03	0.16	0.30	0.53	0.47
Diluted	0.03	0.16	0.30	0.53	0.45

Cash distributions declared per share	0.78	0.78	0.77	0.74	0.72
Weighted average number of shares outstanding:
Basic	172,449	97,874	64,458	38,698	15,890
Diluted	172,449	97,874	64,458	45,886	21,438

At December 31:
Total assets	$3,876,978	$1,565,432	$1,147,676	$653,962	$266,968
Mortgages payable	1,499,989	401,765	275,567	170,055	—
Other notes payable and line of credit	174,361	53,818	65,072	19,582	—
Total stockholders’ equity	1,940,741	1,014,323	637,876	419,289	253,055

(1)                                  To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”), CNL Hospitality Corp. shall reimburse us within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap.  During the five years ended December 31, 2003, operating expenses did not exceed the Expense Cap.

(2)                                  Cash distributions are declared by the Board of Directors and generally are based on various factors, including cash flow from operations.  Approximately 95%, 79%, 60%, 26%, and 30% of cash distributions for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively, represent a return of capital in accordance with generally accepted accounting principles (“GAAP”).  Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net earnings on a GAAP basis, including deductions for depreciation expense.  We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital as a GAAP basis calculation would not be appropriate for this purpose.

(3)                                  Management considers funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships.  (Net earnings determined in accordance with GAAP includes the noncash effect of scheduled rent increases throughout the lease terms.  This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases).  During the years ended December 31, 2003, 2002, 2001, 2000, and 1999, we did not have significant adjustments related to straight-lining of leases.  Management believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs.  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions.  FFO, as presented, may not be comparable to similarly titled measures reported by other companies.  Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with our net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net earnings to FFO for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 (in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999

Net earnings	$5,993	$15,810	$19,328	$20,670	$7,516
Adjustments:
Effect of unconsolidated subsidiaries	14,117	6,496	1,499	1,825	1,710
Effect of minority interest	(6,230)	(2,624)	(774)	(272)	(16)
Amortization of real estate assets	1,765	1,353	353	131	49
Depreciation of real estate assets	74,949	34,864	21,465	7,699	1,219
Effect of assumption of liabilities	—	3,576	—	—	—
Funds from operations	$90,594	$59,475	$41,871	$30,053	$10,478

Weighted average shares:
Basic	172,449	97,874	64,458	38,698	15,890
Diluted	172,449	97,874	64,458	45,886	21,438

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from borrowings under our line of credit and security agreement, continued availability of proceeds from our offerings, our ability to obtain additional permanent financing on satisfactory terms, our ability to continue to identify suitable investments, our ability to continue to locate suitable managers and tenants for our Properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans.  Given these uncertainties, we caution you not to place undue reliance on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  All prior period amounts contained herein have been restated to reflect the impact of the adoption of FIN 46R.

Overview

Since our first public offering of securities in 1997, we have grown into one of the largest hospitality REITs in the United States base on total asset value.  Our primary focus during 2003 was the investment of proceeds from our public offerings in the acquisition of Properties.  During the year ended December 31, 2003, we received net offering proceeds of approximately $1.2 billion, proceeds from the issuance of permanent financing of approximately $0.9 billion and invested approximately $1.7 billion in 73 hotel and resort properties (including the acquisition of RFS Hotel Investors, Inc.).  As of December 31, 2003, we held interests in real estate assets with a value of approximately $3.9 billion that consisted of 130 Properties, which includes two Properties under development.  These Properties, generally consisting of land, buildings and equipment, are located in 37 states, the District of Columbia and Canada.  We own 24 of our hotel and resort properties through interests in 12 partnerships with various third-parties.  Of the 128 Properties currently operating, we currently lease 111 to TRS entities (including TRS entities owned through joint ventures), with management performed by third-party operators, and 17 Properties to unaffiliated third-party operators on a triple-net basis.  As of February 20, 2004, the Company had commitments to purchase an additional six Properties.  During the first quarter of 2004, we began to actively consider various alternatives including an underwritten public offering of common stock, the merger of us and our Advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers, additional acquisitions or continuing to raise money and operate as we currently do.

Our results of operations are highly dependent upon the operations of our hotel and resort properties.  To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as revenue per available room, average daily room rate and occupancy statistics.  These statistics are compared with historical and budgeted statistics as wells as those for our industry and peer groups.

Critical Accounting Policies

Our consolidated financial statements include our accounts and all consolidated subsidiaries. The discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures.  The estimates are based on judgment and historical experience, and are believed to be reasonable based on current circumstances.  We evaluate these estimates and assumptions on an on-going basis.

While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates under different assumptions or conditions.  The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:

•                  Allocation of Purchase Prices to Properties.  We generally obtain third-party Property appraisals as a part of our normal pre-acquisition due diligence procedures.  These appraisals are used by us to evaluate the fairness of the purchase price and to assist in the allocation of the purchase price between land, building, equipment, intangible assets and goodwill.  In circumstances where a specific Property or business acquired is expected to have significant values assigned to intangible assets or goodwill, we obtain third-party purchase price allocation studies to assist in the allocation of purchase prices to these assets.  Management believes that these appraisals and purchase price allocation studies are carried out by competent third-party experts and that they result in fair allocations, however, a change in the allocations could result in an increase or decrease in depreciation expense and amortization expense and could result in different balance sheet classifications between assets.

•                  Determination of Fair Value of Long-lived Assets.  Management reviews our Properties and investments in unconsolidated subsidiaries periodically (no less than once per year) for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations.  Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property.  Although to date, no impairment has occurred, such an impairment would result in a reduction in the carrying value of the impaired Property and an expense to us for the amount of the impairment write-down.

In estimating future undiscounted cash flows, we use historical cash flows, the expected growth rate of revenues and expenses, the effect of capital expenditures, remaining useful life of the Property, holding periods, and future market and economic conditions.  Variability of these and other assumptions could result in a difference in the estimated undiscounted future cash flows.

•                  Depreciation and Amortization Expense.   Depreciation and amortization expense are based on the estimated useful lives of our assets and on the method used to calculate depreciation.  The life of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. We believe our estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and net income or the gain or loss on the sale of any of the assets

•                  Consolidation policy.  In accordance with FIN 46R (defined below under “Recent Accounting Pronouncements”), we consolidate investments in variable interest entities for which we are the primary beneficiary.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of a joint venture’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  To make this determination, we must make certain estimates and assumptions about the variable interest entities’ (“VIEs”) future operating performance. Variability in these estimates may result in a different conclusion regarding whether or not to consolidate certain VIEs.

•                  Valuation of deferred tax assets.  We account for federal and state income taxes with respect to our TRS subsidiaries using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In the event that these assumptions change the deferred taxes may change.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The valuation allowance is based on our estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should we determine it would not be likely to realize in full the deferred tax asset in the future, we would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. An adjustment to the deferred tax asset would decrease income in the period the determination was made.

In estimating future taxable income, we must estimate future income using historical data, the expected growth rate of revenues and expenses, the effect of capital expenditures, and future market and economic conditions.  Variability of these and other assumptions could result in an inability to recover the carrying value of the deferred tax assets.

Impact of Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on our results of operations.

In May 2003, the FASB issued FASB Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity.  FAS 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value.  Effective October 29, 2003, the FASB deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships.  We adopted FAS 150 in the year ended December 31, 2003, except as it applies to minority interest, and it did not have a material impact on our results of operations.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004.  We have adopted FIN 46R as of December 31, 2003, which resulted in the consolidation of several of our previously unconsolidated subsidiaries.  FIN 46R does not require, but does permit restatement of previously issued financial statements; we have restated prior years’ consolidated financial statements to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes.  These restatements had no effect on stockholders’ equity or net earnings.

Results of Operations

Hotel and Resort Operating Statistics

The following table presents information related to our 128 operating Properties as of December 31, 2003:

Brand Affiliation	Hotel Properties	Rooms
Full Service Hotels and Resorts:
Doubletree	2	852
Embassy Suites	4	974
Hilton Hotels	10	3,961
Holiday Inn	5	954
Hyatt	3	1,621
Independent*	3	1,019
Marriott	6	2,995
JW Marriott	2	1,444
Sheraton	3	659
Four Points	2	412
Wyndham	2	390
	42	15,281
Extended Stay Hotels:
Homewood Suites	1	83
Residence Inn	26	3,915
TownePlace Suites	8	841
	35	4,839
Limited Service Hotels:
Comfort Inn	1	184
Courtyard	17	3,627
Fairfield Inn	1	388
Hampton Inn	19	2,431
Holiday Inn Express	5	637
SpringHill Suites	8	1,455
	51	8,722

Total	128	28,842

*  Includes the 688 room Hotel Del Coronado

During the year ended December 31, 2003, a significant portion of our rental income and hotel and resort revenues was earned from 68 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, and Spring Hill Suites by Marriott) and 36 Properties operating as various Hilton brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn).  We carefully screen our managers and tenants and we have obtained interests in non-Marriott and non-Hilton branded Properties, however, failure of the Marriott and Hilton brands would significantly impact our results of operations.  Management believes that the risk of such a default will be reduced through future acquisitions and diversification.

Management regularly reviews operating statistics such as revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy at our Properties in order to gauge performance as compared to the industry and past results.

The following tables present information related to our comparable Properties by hotel and resort brand for the years ended December 31, 2003 and 2002.  Comparable hotels are defined as Properties owned by us during the entirety of both periods being compared.  Unaudited hotel occupancy, ADR and RevPAR are presented for hotel and resort brands for which we owned three or more hotels within each respective brand category.  The data available to make comparisons is limited due to the amount, timing and extent of recent acquisitions we have made.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY BRAND

For the Year Ended December 31, 2003 (A)

			Occupancy		ADR		RevPAR
	Hotels	Rooms	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service Hotels and Resorts:
Hilton	3	1,210	74.4%	4.4 ppt	$95.68	(4.7)%	$71.22	1.3%

Extended Stay Hotels:
Residence Inn	10	1,543	74.5%	(0.7) ppt	$94.40	(0.7)%	$70.29	(1.6)%
TownePlace Suites	4	412	67.5%	(9.4) ppt	$63.12	0.8%	$42.63	(11.5)%

Limited Service Hotels:
Courtyard by Marriott	10	2,112	68.4%	1.4 ppt	$95.81	(3.8)%	$65.55	(1.9)%
SpringHill Suites by Marriott	6	1,090	66.1%	2.8 ppt	$75.38	(0.6)%	$49.81	3.7%

(A) Includes brands in which we owned three or more Properties during the entirety of both periods being presented.

UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY PROPERTY TYPE

For the Year Ended December 31, 2003

			Occupancy		ADR		RevPAR
	Hotels	Rooms	2003	Variance vs. 2002	2003	Variance vs. 2002	2003	Variance vs. 2002
Full Service Hotels and Resorts	8	3,452	70.5%	4.8 ppt	$108.03	(0.2)%	$76.15	7.1%
Extended Stay Hotels	14	1,955	73.0%	(2.5) ppt	$88.30	0.2%	$64.46	(3.1)%
Limited Service Hotels	17	3,590	66.8%	1.6 ppt	$85.90	(3.5)%	$57.37	(1.0)%
Total Comparable Hotels	39	8,997	69.6%	2.0 ppt	$95.07	(0.9)%	$66.13	2.0%

For the year ended December 31, 2003, RevPAR for all comparable Properties was $66.13, representing an increase of 2.0% compared to the same period in 2002.  The RevPAR increase resulted from a 2.0 percentage point increase in occupancy to 69.6% and an decrease of 0.9% in ADR to $95.07, as compared to the same period in 2002.

The majority of this growth came from the comparable Full Service Hotels and Resorts category with a 7.1% RevPAR increase as compared to same period of 2002.  This increase was primarily due to improved operating performance of the Waikiki Beach Marriott Resort, which underwent significant renovations in 2001 and 2002, and Hilton Costa Mesa which underwent significant renovations in 2002 and 2003.  RevPAR for the comparable Extended Stay Hotels and Limited Service Hotels categories decreased by 3.1% and 1.0%, respectively, as compared to the same period in 2002.

Comparison of year ended December 31, 2003 to year ended December 31, 2002

	Year Ended December 31,
(amounts in thousands)	2003	2002	Change	% Change

Hotel revenues	$490,148	$170,122	$320,026	188%
Hotel expenses	(369,693)	(118,130)	(251,563)	213%
Gross margin	$120,455	$51,992	$68,463	132%
Gross margin percentage	25%	31%

Other Revenues
Rental income from operating leases	$35,263	$37,341	$(2,078)	(6)%
Credit enhancement funding	24,763	10,279	14,484	141%
Interest and other income	6,966	7,784	(818)	(11)%

Other Expenses
Interest and loan cost amortization	61,202	24,718	36,484	148%
General operating and administrative	10,107	6,060	4,047	67%
Asset mgmt. fees to related party	12,782	6,696	6,086	91%
Depreciation and amortization	76,714	36,217	40,497	112%

As of December 31, 2003 and 2002, we owned interests in 128 and 55 operating hotel and resort Properties, respectively.  Out of the total increase in hotel and resort revenues during the year ended December 31, 2003, $248.2 million or 78% of the increase, resulted from the acquisition of additional Properties during 2002 and in 2003 (including the 57 Properties acquired through the RFS Acquisition (defined below).  Hotel and resort revenues also increased as a result of our taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties.  For these Properties, rental income from operating leases that was recorded during the first half of 2002 was replaced by hotel and resort operating revenues and expenses for the remainder of 2002 and all for of 2003.  The remaining increase of $71.8 million or 22%, was due to improved year over year performance of our 27 comparable Properties and from the 11 Properties for which we took assignment of the leasing which were operated under the TRS structure for the entirety of both periods being presented.

The decrease in rental income for the year ended December 31, 2003 was due to our taking assignment of 11 existing leases, as discussed above, partially offset by an increase in rental income from five Properties acquired in July 2003, as a result of the RFS Acquisition which were leased to third-party tenants.

During the year ended December 31, 2003 and 2002, we received approximately $24.8 million and $10.3 million revenues from credit enhancements (4.4% and 4.6% of total revenues for the years ended December 31, 2003 and 2002, respectively).  The increase in credit enhancement revenues during the year ended December 31, 2003, as compared to the same period in 2002, was due to the increase in the amount of credit enhancements available to and utilized by us.  These guarantees are provided to us by third-party hotel and resort managers in order to guarantee a minimum return for some of our Properties.  As a result of the downturn in the overall economy and other factors, and the resulting adverse effect on our operations, we have been relying on credit enhancements to substantially enhance our net earnings and cash flows, and to partially fund distributions.  During 2003, some of our credit enhancements were fully utilized or expired and for certain properties we obtained additional enhancements.  To the extent that current credit enhancements outstanding are fully utilized, or expire, and we are not able to obtain additional enhancements, our results of operations and our ability to make distributions to stockholders may be adversely affected.  As of December 31, 2003, we had $22.1 million available for funding under our remaining credit enhancements.  There is no assurance that we will continue to be able to obtain additional credit enhancements in the future.

Of the total increase in hotel and resort operating expenses during the year ended December 31, 2003, as compared to the same period in 2002, $81.3 million resulted from the acquisition of additional Properties acquired during 2002 and in 2003 (including the 57 Properties acquired through the RFS Acquisition).  Hotel and resort operating expenses also increased as a result of our taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties.  The remaining increase of $170.3 million was due to increased year over year expenses of our 27 comparable Properties and from the 11 Properties for which we took assignment of the leases during 2002 which were operated under the TRS structure for the entirety of both periods being presented.

Hotel and resort operating expenses increased at a faster rate than hotel and resort revenues resulting in decreased margins as a result of the continued economic slowdown in the lodging industry, reduced revenues from telecommunication services at the Properties, higher hotel and resort related insurance premiums and increased wage pressure for employees hired by hotel and resort managers at the Properties.  In addition, the shift in our Property portfolio toward a higher proportion of full service hotel and resort properties, has resulted in an increase in our food and beverage revenues, which generally have lower profit margins than other hotel departments.

Interest expense increased due to increased borrowings under our permanent financing arrangements which were used for the acquisition of Properties.  Both, depreciation and amortization , as well as, management fees increased as a result of the additional Properties we acquired.

	Year Ended December 31,
(amounts in thousands)	2003	2003% of Hotel and Resort Revenue	2002	2002% of Hotel and Resort Revenue
Hotel Operating Expenses:
Room	$87,114	18%	$32,574	19%
Food and beverage	75,457	15%	20,126	12%
Other hotel operating departments	17,616	4%	4,431	3%
Property operations	110,857	23%	36,454	21%
Repairs and maintenance	25,314	5%	6,842	4%
Hotel management fees	16,644	3%	5,898	3%
Sales and marketing	36,691	7%	11,805	7%
Total hotel operating expenses	$369,693	75%	$118,130	69%

Total hotel and resort operating expenses increased as a percentage of total hotel and resort revenues during the year ended December 31, 2003, as compared to the same period in 2002.  The increase is primarily due to an increase in food and beverage expense due to an increase in the number of full service hotels and resorts in our portfolio of Properties, as discussed above.  Property operations increased from 21% of hotel revenue in 2002 to 23% of hotel revenue in 2003 as a result of increased property taxes and insurance during 2003.  The increases were due to the significant growth in the number of Properties we own.  All other expenses incurred in 2003 remained at levels similar to the same period in 2002, showing increases or decreases of approximately one percent in each of the other categories.

During the year ended December 31, 2003, general operating and administrative expenses increased from approximately $6.1 million to approximately $10.1 million, primarily due to an increase in state taxes of approximately $1.8 million and an increase of administrative expenses of $2.2 million.  However, general operating and administrative expenses, as a percentage of total revenues decreased from 2.7% to 1.8% for the years ended December 31, 2002 and 2003, respectively, as a result of increases due to economies of scale created as we acquired additional Properties in 2003.

Losses from Unconsolidated Subsidiaries

Losses from unconsolidated subsidiaries increased $6.7 million to approximately $24.0 million from approximately $17.3 million for the years ended December 31, 2003 and 2002, respectively.  The following is a summary of our equity in earnings/(losses) from unconsolidated subsidiaries (in thousands):

Subsidiary	2003	2002	(Increase)/Decrease
Desert Ridge Resorts Partners, LLC	$(9,625)	$(6,547)	$(3,078)
WB Resort Partners, LP	(10,305)	(9,006)	(1,299)
CY-SF Hotel Parent, LP	(2,125)	(673)	(1,452)
CTM Partners, LLC	(1,926)	(1,036)	(890)
CNL Plaza, Ltd.	11	6	5
Total	$(23,970)	$(17,256)	$(6,714)

Losses were primarily due to net losses incurred by Desert Ridge Resorts Partners, LLC and CY-SF Hotel Parent, the unconsolidated subsidiaries that own the JW Marriott Desert Ridge Resort and Spa Property and the Courtyard San Francisco Property, respectively.  The JW Marriott Desert Ridge Resort and Spa Property opened in November 2002 and is expected to continue to generate losses until it gains market share.  The Courtyard in San Francisco Property was acquired during the middle of 2002 and, therefore, only generated losses for a portion of 2002 as compared with the entire year of 2003.  In addition, we have continued to incur losses at CTM Partners, LLC, which owns a majority interest in a joint venture that owns the rights to the Mobil Travel Guide.  We expect these losses to continue until this company begins to generate sufficient revenues to offset its initial startup costs.  The Courtyard San Francisco Property and the Waikiki Beach Marriott Resort Property (owned by WB Resort Partners, LP) have continued to be negatively impacted by current economic conditions and a decline in tourism from Asian markets.  Losses at these three Properties may increase if the economy and lodging industry do not recover.

Discontinued Operations

We account for some revenues and expenses as originating from discontinued operations pursuant to FASB Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”  (“FASB 144”).  FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations.  Any gain or loss from such disposition, and any income or expenses associated with real estate assets held for sale, are included in the consolidated statements of earnings as discontinued operations.  In connection with the RFS Acquisition, we decided to sell six non-strategic hotel Properties from the former RFS portfolio (see Item 8. Financial Statements and Supplementary Data - Note 4, “RFS Acquisition” to the Consolidated Financial Statements), and therefore, these Properties were classified as real estate held for sale as of December 31, 2003.

The post-merger results of operations for these hotel Properties are reflected as discontinued operations in the accompanying consolidated statement of operations. The operating results of discontinued operations are as follows for the period ended December 31, 2003 (in thousands):

Hotel and resort revenues	$5,700
Hotel and resort expenses	(4,478)
Income from discontinued operations	$1,222

Comparison of year ended December 31, 2002 to year ended December 31, 2001

	Year Ended December 31,
(amounts in thousands)	2002	2001	Change	% Change
Revenues
Hotel revenues	$170,122	$18,697	$151,425	810%
Hotel expenses	(118,130)	(15,584)	(102,546)	658%
Gross margin	$51,992	$3,113	$48,879	1570%
Gross margin percentage	31%	17%

Other Revenues
Rental income from operating leases	$37,341	$61,031	$(23,690)	(39)%
Credit enhancement funding	10,279	—	10,279	n/a
Interest and other income	7,784	9,289	(1,505)	(16)%

Other Expenses
Interest and loan cost amortization	24,718	16,098	8,620	54%
General operating and administrative	6,060	3,603	2,457	68%
Asset mgmt. fees to related party	6,696	3,327	3,369	101%
Depreciation and amortization	36,217	21,818	14,399	66%

As of December 31, 2002, and 2001 we owned interests in 55 and 39 Properties, respectively.  The increase in hotel and resort revenue and the decrease in rental income was due to our investment in new Properties and leasing to TRS entities, as well as taking assignment of leases on 18 existing Properties and engaging third-party managers to operate these Properties during the year ended December 31, 2002. For these Properties, rental income from operating leases that was recorded prior to the assignment of the leases was replaced with hotel and resort operating revenues and expenses. Two Properties that were acquired at the end of 2001 and all of the new Properties acquired in 2002 are leased to our TRS entities or the TRS entities of our partnerships and operated using third-party managers.

During the years ended December 31, 2002 and 2001, we earned approximately $10.3 million and $0 million in credit enhancement funding.  The increase during the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to Marriott’s forgiveness of the amounts previously funded under certain credit enhancements, resulting in income being recorded during the fourth quarter of 2002.  Additionally, we leased a significant number of our Properties to third-party tenants under triple-net leasing arrangements prior to 2002, therefore, we did not have as many TRS leases with credit enhancements.  Under these triple — net leasing arrangements, the third-party tenants were required to pay minimum rental payments to us, which were not dependent on hotel and resort operating performance.

The increase in hotel and resort operating expenses during the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to the increase in the number of Properties leased to TRS entities, as described above.  Similarly, interest expense increased due to additional proceeds from permanent financing used for acquisitions.  Depreciation and amortization increased as a result of the additional Properties owned by us and asset management fees increased due to additional fees earned on the new Properties acquired and owned by us.

	Year Ended December 31,
(amounts in thousands)	2002	2002% of Hotel Revenue	2001	2001% of Hotel Revenue
Hotel Operating Expenses:
Room	$32,574	19%	$4,357	23%
Food and beverage	20,126	12%	3,800	20%
Other hotel operating departments	4,431	3%	628	3%
Property operations	36,454	21%	3,799	20%
Repairs and maintenance	6,842	4%	697	4%
Hotel management fees	5,898	3%	494	3%
Sales and marketing	11,805	7%	1,809	10%
Total hotel operating expenses	$118,130	69%	$15,584	83%

Total hotel and resort operating expenses decreased as a percentage of total hotel and resort revenues during the year ended December 31, 2002, as compared to the same period in 2001.  The decrease is primarily due to a decrease in room and food and beverage expenses due to a decrease in demand as a result of the downturn in the economy.  Several expense categories remained in 2002 at similar levels, as compared to the same period in 2001, since they had no change as a percentage of total hotel and resort revenues.

General operating and administrative expenses, as a percentage of total revenues, decreased from 4.0% in 2001 to 2.7% in 2002.  This decrease, as a percentage of total revenues, was primarily due to the efficiencies of scale created as we acquired additional Properties in 2002.

Losses from Unconsolidated Subsidiaries

Equity in losses from unconsolidated subsidiaries increased $9.3 million to approximately $17.3 million from approximately $8.0 million for the years ended December 31, 2002 and 2001, respectively.  The following is a summary of our equity in earnings/(losses) from unconsolidated subsidiaries (in thousands):

Subsidiary	2002	2001	(Increase)/Decrease
Desert Ridge Resorts Partners, LLC	$(6,547)	$(3,396)	$(3,151)
WB Resort Partners, LP	(9,006)	(4,572)	(4,434)
CY-SF Hotel Parent, LP	(673)	—	(673)
CTM Partners, LLC	(1,036)	—	(1,036)
CNL Plaza, Ltd.	6	—	6
Total	$(17,256)	$(7,968)	$(9,288)

These losses were primarily due to pre-opening and marketing expenses incurred during the construction of the JW Marriott Desert Ridge Resort and losses at the Waikiki Beach Marriott which was open but undergoing significant renovations.  In 2002, we also incurred losses from the Courtyard San Francisco Property and CTM Partners, LLC.  The Courtyard San Francisco Property was recently built and was beginning to gain market share.  The San Francisco market was significantly effected by the events of September 11, 2001 and the recent economic downturn.  CTM Partners, LLC was in the initial stages of redeveloping the Mobil Travel Guide brand and did not start to generate sufficient revenues to offset startup expenses.

Certain Trends Which May Affect Results of Operations

Lodging Industry Environment

The lodging industry’s RevPAR performance improved slightly in 2003.  Based on data provided by Smith Travel Research, full-year 2003 RevPAR growth increased by 0.3% over 2002 which was at depressed levels.  For 2004, lodging fundamentals are anticipated to improve due to low supply levels and the anticipated recovery in demand. However, the lodging industry is susceptible to negative deviations from forecasted results due to the unpredictable impact of various factors, such as:

(i)                                                             Geopolitical stability: The continued military activity in the Middle East, associated terrorism concerns and, consequent increase in domestic security alerts (such as, the frequent travel warnings issued in 2003 by the Department of Homeland Security) have had a significant negative impact on lodging demand for hotel rooms.

(ii)                                                          Economic recovery:  The general slowdown of the economy and its effect on corporate travel demand has lessened the industry’s profitability considerably in the last several years.

(iii)                                                       Pricing control:  The pervasiveness of the Internet and discount-travel sites has impacted hotel room rates.  Although operators have begun to seek to exercise greater control over their distribution channels, re-establishing rate integrity is expected to be a slow process.

(iv)                                                      Profitability contraction:  Given recent cost cutting measures undertaken by operators to counteract decreased demand, it is anticipated that operators may have to hire additional staff and increase spending levels to meet any potential increase in demand.

As a result of these conditions, we expect the overall lodging industry to continue to lag behind pre-September 2001 levels, and therefore, our performance could be adversely affected in 2004.  These factors could affect us by decreasing hotel and resort revenues and operating margins.

Credit Enhancements

We benefit from various types of credit enhancements that have been provided by the managers of some of our Properties.  These credit enhancements may be provided to us directly or indirectly through unconsolidated subsidiaries and guarantee us some minimum returns on our Properties.  We recognize funding under these guarantees either as other income, as reductions in base management fees or as liabilities, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by us in the future.  All of the credit enhancements are subject to expiration or “burn-off” provisions over time or at such time that the funding limit has been reached.  There is no assurance that market conditions will allow us to continue to obtain credit enhancements on Properties acquired in the future.  As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on our operations, we have been relying on credit enhancements to substantially enhance our net earnings, cash flows and our distributions.  To the extent that this trend continues and current credit enhancements are fully utilized or expire, our results of operations and our ability to pay Distributions to stockholders will be affected.

For background information relating to our credit enhancements, reference is made to Note 20, “Credit Enhancements” to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

As of December 31, 2003, we had approximately $10.5 million, in outstanding liabilities from our credit enhancement guarantees.  In addition, as of December 31, 2003, we had approximately $22.1 million which remained available for funding under these types of guarantees.  As of December 31, 2003, our unconsolidated subsidiaries had liabilities of approximately $71.2 million relating to the potential repayment of credit enhancements and had approximately $34.3 million which remained available for funding.

Liabilities from credit enhancements are required to be repaid by us, or our unconsolidated subsidiaries, at such time that the net operating income of Properties covered by the enhancements are in excess of predefined minimum returns to us or our unconsolidated subsidiaries.  These repayments will limit our ability to increase future distributions to stockholders.

-Intentionally Left Blank-

Liquidity and Capital Resources

We use capital primarily to acquire or develop Properties and invest in joint ventures, which acquire and own Properties.  Other smaller investments may be made in businesses which are ancillary to the lodging industry.  Less than one percent of our total assets reflect investments in ancillary businesses as of December 31, 2003 and 2002.  We may also provide mortgage loans to operators of hotel and resort brands, but have not done so as of December 31, 2003.  We are required to distribute at least 90% of our taxable income to stockholders.  We generally raise funds through the sales of common stock, the acquisition of permanent financing, through our operating activities and through draws on our revolving line of credit.

Sources of Liquidity and Capital Resources

Equity Sales

We rely on sales of our common stock to finance a significant portion of our Property acquisitions and other investments.  During the years ended December 31, 2003, 2002 and 2001, we raised approximately $1.2 billion, $0.5 billion and $0.3 billion (representing 117.0 million, 48.9 million and 28.6 million shares, respectively) from our common stock offerings.

As of December 31, 2003, net proceeds to us from our five public offerings, loan proceeds and capital contributions from CNL Hospitality Corp. (our “Advisor”), after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $2.2 billion.  We have used net offering proceeds, proceeds from permanent financing and advances from our revolving line of credit to invest in 130 Properties located in 37 states, the District of Columbia, and Canada and for the other uses set forth in the table below.

The following table summarizes our proceeds, investment activity and cash available for investment, as of December 31, 2003 (dollars in thousands):

Sources of equity and debt proceeds:
Net proceeds from offerings	$2,182,024
Initial capital contribution from our Advisor	200
Proceeds from permanent financings and advances on line of credit	1,842,711
4,024,935

Uses of equity and debt proceeds:
Investment in 130 Properties (including joint ventures) and other ancillary investments	3,927,843
Repayments on line of credit and other debt	466,132
Stock redemptions (approximately 1,516 shares)	13,954
Distribution shortfall funded by revolving line of credit	17,074
3,006,526

Cash available for investment	$97,093

The remaining cash available for investment is less than total cash and cash equivalents on the consolidated balance sheet as of December 31, 2003 because the total cash and cash equivalents includes operating cash.  The above table only includes cash available for investing activities.

During the period January 1, 2004 through February 20, 2004, we received additional net offering proceeds of approximately $270.0 million (representing the issuance of approximately 27.0 million shares of our common stock) from the 2003 Offering, used approximately $75.0 million for a non-refundable deposit in connection with the KSL Acquisition (see “Pending Investments, Completed Developments and other Events Subsequent to December 31, 2003” below for a description of this transaction, although no assurance can be made that this transaction will close). As of February 20, 2004, we had approximately $339.2 million available for investment in Properties, mortgage loans and other permitted investments.  We expect to use the uninvested net proceeds from the 2003 Offering plus any additional net offering proceeds from the sale of the remaining shares in the 2003 Offering, to complete the KSL Acquisition.  During the first quarter of 2004, we began to consider various alternatives including an underwritten public offering of Common Stock, the merger of the Company and our advisor CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers and/or acquisitions, or commencing the 2004 Offering.  We expect that the 2003 Offering will be completed in March 2004, at which time no additional equity proceeds will be raised until these various alternatives are evaluated or the Company commences the 2004 Offering.

Debt Financing

As of December 31, 2003, our total consolidated debt was approximately $1.7 billion. We have approximately $18.8 million in principal amortization and debt maturities due during 2004 and approximately $1.2 billion in principal amortization and debt maturities due over the succeeding four years. As of December 31, 2003, the weighted average interest rate on mortgages and other notes payable was approximately 6.25%. Approximately, 46% of our total debt has a variable rate of interest as of December 31, 2003.

We intend to borrow money in connection with the KSL Acquisition and to acquire interests in additional Properties, to invest in mortgage loans and to pay some related fees.  We intend to encumber assets in connection with such borrowings.  We currently have a revolving line of credit pursuant to which we may receive cash advances of up to $96.7 million until September 2006.  A total of approximately $72.6 million was available under our revolving line of credit as of December 31, 2003.  The maximum amount we may borrow, absent our demonstrating that a higher level of borrowing is appropriate as approved by a majority of the independent directors, is 300% of our net assets.

Our objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and (ii) maintain the ability to refinance existing debt.  For of our mortgage notes that bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect our operating results.  The majority of our fixed rate debt arrangements allow for repayment earlier than the stated maturity date.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. Most of our Properties serve as collateral for mortgage debt.

As of December 31, 2003 and 2002, our fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

	2003	2002

Mortgages payable and accrued interest	$1,499,988	$401,765
Construction loan facilities	60,517	21,281
Tax incremental financing note	8,098	8,458
Revolving line of credit	24,073	24,079
Indebtedness collateralized by Properties	1,592,676	455,583

Unsecured notes	81,674	—

	$1,674,350	$455,583

Uses of Liquidity and Capital Resources

RFS Acquisition

On July 10, 2003, we completed the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, LP (collectively, “RFS”) for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities including transaction and severance costs, which totaled approximately $55 million (the “RFS Acquisition’’).  In connection with this transaction, we obtained interests in 57 Properties.

Property Acquisitions

In addition to the interests in the Properties acquired as a result of the RFS Acquisition, we acquired the following Properties during the years ended December 31, 2002 and 2003:

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price (in thousands)

SpringHill Suites by Marriott	Manhattan Beach, CA	January 18, 2002	$20,000
TownePlace Suites by Marriott	Manhattan Beach, CA	January 18, 2002	15,000
SpringHill Suites by Marriott	Plymouth Meeting, PA	January 18, 2002	27,000
Courtyard by Marriott	Basking Ridge, NJ	March 1, 2002	35,750
Marriott Hotel	Bridgewater, NJ	June 14, 2002	61,500
Courtyard by Marriott	Newark, CA	October 25, 2002	25,500
Residence Inn by Marriott	Newark, CA	November 15, 2002	27,300
Doubletree Crystal City	Arlington, VA	December 19, 2002	71,000
Hyatt Regency	Miami, FL	February 20, 2003	35,800
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott Hotel*	Seattle, WA	May 23, 2003	88,900
Marriott Hotel	Plano, TX	August 15, 2003	55,550
Marriott Hotel	Baltimore, MD	August 29, 2003	69,000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,000
Hyatt	Montreal, Canada	December 15, 2003	51,498

*                 Newly constructed

In 2002 and 2003, we also acquired interests in the following Properties through various joint ventures, all of which have been consolidated in the accompanying consolidated financial statements in accordance with FIN 46R:

Brand Affiliation	Property Location	Ownership Interest	Date of Acquisition	Purchase Price (in thousands)

Hampton Inn	Houston, TX	85.0%	September 4, 2002	$14,300
Hilton Hotel	Dallas, TX	75.0%	December 24, 2002	52,000
Hilton Hotel	Tucson, AZ	75.0%	December 24, 2002	69,000
Hilton Hotel	Rye, NY	75.0%	February 20, 2003	75,000
Embassy Suites	Orlando, FL	75.0%	February 20, 2003	12,500
Embassy Suites	Arlington, VA	75.0%	February 20, 2003	45,500
Embassy Suites	Santa Clara, CA	75.0%	February 20, 2003	46,500
Hyatt Regency	Dearborn, MI	85.0%	August 28, 2003	65,000
Hampton Inn	Manhattan, NY	66.7%	August 29, 2003	28,000
Hilton Hotel	La Jolla, CA	75.0%	December 17, 2003	110,000
Hilton Hotel	Washington, D.C.	75.0%	December 17, 2003	102,000
Del Coronado Hotel	Del Coronado, CA	70.0%	December 18, 2003	406,900

The Company also completed construction and opened the following three wholly owned Properties during 2002:

Brand Affiliation	Property Location	Opening Date
Residence Inn by Marriott	Orlando, FL	February 14, 2002
Courtyard by Marriott	Weston, FL	February 14, 2002
Courtyard by Marriott	Edison, NJ	November 4, 2002

We are currently developing one Property in Florida, which is expected to be completed in June 2004.  We also developed and opened, on February 18, 2004, a Courtyard by Marriott in Foothill Ranch, California.  The total estimated final cost of this Property, including land, is approximately $18.3 million. We also currently have six Properties held for sale.

Investments

On April 21, 2003 and May 21, 2003, through a wholly owned subsidiary CNL Hospitality Partners, LP (“Hospitality Partners”), we invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership (“HLP”).  In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, our subsidiary invested approximately $4 million in additional convertible preferred partnership units of HLP.  The $19 million that our subsidiary invested in HLP’s Series A convertible preferred partnership units represent 190,266 Series A preferred partnership units which are convertible at any time for (among other securities) approximately 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust, HLP’s parent entity, subject to some adjustments.  The investment in HLP is structured to provide us with a 10.5% cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide us with a 10.5% cumulative preferred distribution on our unreturned capital contributions.  Distributions or returns may not be paid in the future.  HLP declares dividends quarterly in arrears.  During 2003, we received approximately $1.2 million in distributions from the convertible preferred partnership units of HLP.

Subsequent to December 31, 2003, we exercised our registration rights under that certain Registration Rights Agreement with HLP dated April 21, 2003 (“Registration Rights Agreement”). Accordingly, on March 2, 2004, Hersha Hospitality Trust filed a registration statement on Form S-3 with the Commission registering the 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust underlying our 190,266 Series A preferred partnership units in HLP.  Although we invoked our registration rights under the Registration Rights Agreement, at this time we do not know with certainty that we will exchange our preferred partnership units into common shares of beneficial interest, or if we do exercise our rights to convert the preferred partnership units into common shares of beneficial interest, that we will sell the shares.

Investments in Unconsolidated Subsidiaries

During 2003 and 2002, we invested a total of approximately $0.7 million and $42.7 million, respectively, in unconsolidated subsidiaries.  As of December 31, 2003, we had the following investments in unconsolidated subsidiaries:

Name	Total Amount Invested	Ownership Interest	Description
WB Resort Partners, L.P.	$41.6 million	49.00%	A partnership which owns a resort in Hawaii
Desert Ridge Resort Partners, LLC	$25.1 million	44.00%	A joint venture which owns a resort in Arizona
CY-SF Hotel Partnership, L.P.	$13.0 million	48.15%	A partnership which owns one hotel in California
CTM Partners, LLC	$5.2 million	31.25%	A joint venture that holds a majority interest in an LLC that owns the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd.	$0.3 million	9.9%	A partnership which owns an office building in Florida where our advisor leases office space.

We may be required to fund our share of shortfalls for these subsidiaries if they occur.

Distributions

During the years ended December 31, 2003, 2002 and 2001, we generated cash from operations of approximately $112.9 million, $76.7 million and $58.4 million, respectively.  In the years ended December 31, 2003, 2002, and 2001, we declared and paid distributions to our stockholders of approximately $130.0 million, $74.2 million and $48.4 million, respectively.  In addition, on January 1, 2004 and February 1, 2004, we declared distributions to stockholders of record on January 1, 2004 and February 1, 2004, totaling approximately $15.7 million and $16.7 million, respectively, or $0.064583 per share, payable by March 31, 2004.  The increase in distributions during the year ended December 31, 2003 was due to the increase in the average outstanding common shares during 2003 and an increase in cash flows resulting from the additional Properties acquired during the year.

Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes.  During the year ended December 31, 2003 distributions paid to stockholders were greater than cash flows generated from operations.  This occurred predominantly because our acquisition strategy has focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock.  As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases.  In addition, many of the larger Properties that we are currently operating through joint ventures are undergoing renovations or have recently been renovated and as a result the cash distributions that we received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share.  Management expects this trend to continue in 2004 as additional capital improvements are made and the renovated Properties stabilize.  In addition, the operations of our Properties have been adversely affected by the recent economic downturn and consequently cash distributions from joint ventures may be delayed if economic recovery is further delayed.  During the year ended December 31, 2003 $41.5 million in cash flows from operating activities was supported by credit enhancements and we used borrowings on our revolving line of credit to fund a portion of our distributions.  Please see "Current and Future Cash needs" for information about the ability to maintain the current level of distributions to stockholders.

During the year ended December 31, 2003, we also utilized funding under our credit enhancements to fund a portion of distributions to stockholders.  Some credit enhancements expired during the second half of 2003 and others are expected to expire in 2004.  These expirations may result in a reduction in the amount of cash available for distribution in the future.

For the years ended December 31, 2003, 2002 and 2001, approximately 39%, 51%, and 52%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 61%, 49%, and 48%, respectively, were considered a return of capital for federal income tax purposes.  No amounts distributed to the stockholders for the years ended December 31, 2003, 2002 and 2001 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Redemptions

In October 1998, the Board of Directors elected to implement our redemption plan (see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” for additional information related to the redemption plan).  During the years ended December 31, 2003, 2002 and 2001, approximately 716,000 shares, 260,000 shares, and 251,000 shares, respectively, were redeemed at approximately $6.6 million, $2.4 million, and $2.3 million, respectively, and retired from shares outstanding of common stock.  Shares were redeemed for $9.20 per share.

Commitments and Contingencies

From time to time we may be exposed to litigation arising from an unrecognized preacquisition contingency on and from the operation of our business.  At this time, we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.  See “Item 3. Legal Proceedings” for additional information related to significant litigation.

Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3% to 5% of hotel and resort revenues and have an incentive management fee provision related to the hotel’s profitability.  The management agreements generally require us to set aside 3% to 5% of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment.  The management agreements have terms from 10 to 20 years and generally have renewal options.

Off-Balance Sheet Arrangements and Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of December 31, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total

Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$18,777	$653,551	$539,335	$462,687	$1,674,350

In addition to our commitments to lenders under our loan agreements and obligations to fund Property acquisitions and development, we are a party to some contracts which may result in future obligations to third parties.  The future potential commitments, contingencies, and guarantees, which consist of commitments made to third parties, and are not accrued as liabilities, but we have agreed to pay in the event of some circumstances. We consider the likelihood of any material payments under these commitments, contingencies, and guarantees to be remote and not significant individually and in the aggregate and does not exceed approximately $15 million.  In addition, we do not have any significant off-balance sheet arrangements.

Pending Investments, Completed Developments, and Other Events Subsequent to December 31, 2003

On February 12, 2004, through a wholly owned subsidiary, we entered into a stock purchase agreement with KKR Partners II, L.P., a Delaware limited partnership, KKR 1996 Fund, L.P., a Delaware limited partnership, Resort Associates, L.P., a Delaware limited partnership, Golf Associates, L.P., a Delaware limited partnership and KSL Recreation Corporation, a Delaware corporation (collectively referred to as “KSL”), whereby we have agreed to acquire all of the outstanding capital stock of KSL and its subsidiaries, for approximately $1.4 billion in cash and estimated closing costs of approximately $25 million (the “KSL Acquisition”).  In connection with the KSL Acquisition, we paid a non-refundable deposit of $75 million in February 2004. Upon consummation of the KSL Acquisition, the six resorts currently owned by KSL will be acquired by our wholly owned subsidiaries and we will be subject to the outstanding debt of KSL and its subsidiaries (approximately $794 million as of February 2, 2004) (“Existing KSL Debt”) and any other outstanding liabilities.  The closing of the KSL Acquisition is subject to the fulfillment of certain conditions, such as customary approvals and other closing conditions.  If the  conditions are not satisfied, or if satisfied, the KSL Acquisition may not occur.  We have received a commitment from a lender to finance the KSL Acquisition with a bridge loan of up to $1.86 billion (“KSL Bridge Loan”).  We may use the proceeds of the KSL Bridge Loan to repay the Existing KSL Debt simultaneously with the consummation of the KSL Acquisition or we may only draw approximately $1.1 billion on the KSL Bridge Loan and later refinance the Existing KSL Debt. We are in the process of obtaining a commitment to refinance the Existing KSL Debt (if such debt is not repaid simultaneously with the consummation of the KSL Acquisition) and/or a portion of the KSL Bridge Loan with the proceeds of permanent financing to be obtained within nine months of consummating the KSL Acquisition. The KSL Bridge Loan is expected to be repaid from a combination of permanent debt, or out of the proceeds that we may receive from the sale of our common stock through the 2004 offering.

In March 2004, the third-party tenants affiliated with Marriott for ten of our Properties with combined net operating income of approximately $13.0 million and base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, we have begun discussions with those tenants on possible alternatives that would address the current circumstances including our possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of our TRS subsidiaries and managed by an affiliate of Marriott.  This possible alternative may include additional guarantees, provided by Marriott, of minimum returns which may not provide the same income stream as the base rents. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As these discussions continue it is possible that Marriott, on behalf of the tenants, will continue to pay the rent due under the current lease structure until such time that these leases are assigned or modified.  We may be required to return the security deposits received in connection with the current agreements.  Should we take assignment of the leasehold interests, the operations of these hotels will be included in our consolidated statement of earnings in lieu of the rental income which is currently being recognized. The scheduled base rent payments on these Properties and the debt service payments on the related loans are current.

Subsequent to December 31, 2003, we developed and completed a Courtyard by Marriott in Foothill Ranch, California. The Property opened on February 18, 2004.

Current and Future Cash Needs

Historically, hotel operating revenue and rental income under operating leases has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions, property taxes, insurance and asset management fees.  During the last two years, rental income has become much less significant and we have had to rely on credit enhancements and funding from our revolving line of credit to fund a portion of our distributions to stockholders.   Recently, credit enhancements have begun to be fully utilized or have expired.  We expect this trend to continue into 2004 and there is no guarantee that we will be able to obtain additional new credit enhancements.  In addition, we anticipate that our 2003 Offering will be completed in March 2004.  As these events occur, we will be required to rely more heavily on hotel operating revenues and cash flows from operations to fund our short-term liquidity requirements.  This may put pressure on our ability to maintain the current level of distributions to stockholders.  To the extent that cash flows from operations are not sufficient to fund these expenditures, we intend to rely on credit enhancements advances from our revolving line of credit to fund such shortfalls (approximately $72 million available for drawing on the revolving line of credit as of December 31, 2003).  During periods that the revolving line of credit does not have sufficient capacity to fund such shortfalls, we may be required to reduce the amount of distributions paid to stockholders.

Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt of amounts outstanding under the revolving line of credit and of long-term unsecured debt. We remain committed to maintaining a flexible capital structure.  Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance of additional equity securities, (2) the selective disposition of non-core assets or other assets, which, upon sale will generate positive returns, (3) the sale or contribution of some of our wholly-owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions and (4) the sources described above with respect to our short-term liquidity.  We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Other Information

Related Parties

Some of our directors and officers hold similar positions with our advisor, CNL Hospitality Corp., and its affiliates, including the managing dealer, CNL Securities Corp.  These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of our assets.  Amounts incurred relating to these transactions were $202.2 million and $77.5 million for the years ended December 31, 2003 and 2002, respectively.  Of these amounts, approximately $10.1 million and $1.9 million are included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.

CNL Hospitality Corp. and its affiliates provide various administrative services to us, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis.  The expenses incurred for these services were $6.6 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively.

We maintain bank accounts in a bank in which some of our officers and directors serve as directors, and in which an affiliate of our advisor, CNL Hospitality Corp., is a stockholder.  The amount deposited with this bank was approximately $29.0 million and $14.9 million at December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts which management believes to have appropriate safety of principal.  This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties and to fund Mortgage Loans or other permitted investments.  At December 31, 2003, the Company had approximately $147.7 million invested in such short-term investments as compared to $52.9 million at December 31, 2002.  A portion of this represented operating cash held at the Company’s hotels.  The increase in the amount invested in short-term investments was primarily attributable to cash received from the sale of common stock offset by the acquisition of Properties during 2003.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The following is a schedule of our fixed and variable rate debt maturities and principal payments, including our revolving line of credit, for each of the next five years, and thereafter (in thousands):

	Fixed Rate Mortgages Payable and Accrued Interest	Variable Rate Other Notes Payable	Total Mortgages and Other Notes Payable
2004	$16,432	$2,345	$18,777
2005	8,390	46,302	54,692
2006	9,025	589,834	598,859
2007	274,131	—	274,131
2008	138,004	127,200	265,204
Thereafter	457,185	5,502	462,687
	$903,167	$771,183	$1,674,350

We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Borrowings” section above.  We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges.

Management estimates that a one-percentage point increase in interest rates for the year ended December 31, 2003, would have resulted in additional interest costs of approximately $7.7 million.  This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk).  Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

In addition, we have issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages payable and notes payable under permanent financing arrangements at December 31, 2003, approximated the outstanding principal amount of $822.3 million at December 31, 2003.  Fair value was determined based on market prices as of December 31, 2003.

Item 8.   Financial Statements and Supplementary Data

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

CNL Hospitality Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Interpretation No. 46R, “Consolidation of Variable Interest Entities”, in 2003.

/s/ PRICEWATERHOUSECOOPERS, LLP

Orlando, Florida
March 12, 2004

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2003	2002
ASSETS
Hotel and resort properties, net	$3,357,376	$1,379,588
Investments in unconsolidated subsidiaries	30,714	59,369
Real estate held for sale	29,550	—
Cash and cash equivalents	147,694	52,941
Restricted cash	60,105	21,795
Receivables, net	55,410	16,670
Goodwill and other intangible assets, net	82,997	—
Prepaid expenses and other assets	68,388	28,283
Loan costs, less accumulated amortization of $5,881 and $2,719, respectively	18,918	6,786
Deferred income taxes, less valuation allowance of $10,098 and $4,314, respectively	25,826	—
	$3,876,978	$1,565,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable and accrued interest	$1,499,988	$401,765
Other notes payable	150,289	29,739
Line of credit	24,073	24,079
Accounts payable and accrued expenses	68,909	24,107
Other liabilities	11,847	6,569
Due to related parties	11,570	2,505
Security deposits and unearned revenues	12,443	12,883
Total liabilities	1,779,119	501,647

Commitments and contingencies

Minority interests	157,118	49,462

Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 63,000 shares	—	—
Common stock, $.01 par value per share. Authorized 450,000 shares; issued 243,752 and 126,802 shares, respectively; outstanding 242,243 and 126,009 shares, respectively	2,424	1,260
Capital in excess of par value	2,164,275	1,115,745
Accumulated distributions in excess of net earnings	(222,334)	(98,366)
Accumulated other comprehensive loss	(3,624)	(4,316)

Total stockholders’ equity	1,940,741	1,014,323
	$3,876,978	$1,565,432

See accompanying notes to consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Room	$364,181	$134,646	$11,864
Food and beverage	98,198	26,225	5,390
Other hotel and resort operating departments	27,769	9,251	1,443
Rental income from operating leases	35,263	37,341	61,031
Credit enhancement funding	24,763	10,279	—
Interest and other income	6,966	7,784	9,289
	557,140	225,526	89,017

Expenses:
Room	87,114	32,574	4,357
Food and beverage	75,457	20,126	3,800
Other hotel and resort operating departments	17,616	4,431	628
Property operations	110,857	36,454	3,799
Repairs and maintenance	25,314	6,842	697
Hotel and resort management fees	16,644	5,898	494
Sales and marketing	36,691	11,805	1,809
Interest and loan cost amortization	61,202	24,718	16,098
General operating and administrative	10,107	6,060	3,603
Asset management fees to related party	12,782	6,696	3,327
Depreciation and amortization	76,714	36,217	21,818
	530,498	191,821	60,430
Income from continuing operations before equity in losses of unconsolidated subsidiaries and minority interests’ (income) loss	26,642	33,705	28,587

Equity in losses of unconsolidated subsidiaries	(23,970)	(17,256)	(7,968)
Minority interests’ (income) loss	778	(639)	(1,291)

Income from continuing operations before benefit from income taxes	3,450	15,810	19,328

Benefit from income taxes	1,321	—	—

Income from continuing operations	4,771	15,810	19,328

Income from discontinued operations	1,222	—	—

Net earnings	$5,993	$15,810	$19,328
Earnings per share of common stock (basic and diluted):
Continuing operations	$0.02	$0.16	$0.30
Discontinued operations	$0.01	$—	$—
	$0.03	$0.16	$0.30
Weighted average number of shares of common stock outstanding:
Basic and diluted	172,449	97,874	64,458

See accompanying notes to consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002 and 2001 (in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Total	Comprehensive income

	Number of shares	Par value

Balance at December 31, 2000	49,002	$490	$432,403	$(10,878)	$—	$422,015

Subscriptions received for common stock through public offerings and distribution reinvestment plan	28,607	286	285,783	—	—	286,069	$—

Retirement of common stock	(251)	(3)	(2,310)	—	—	(2,313)	—

Stock issuance costs	—	—	(34,724)	—	—	(34,724)	—

Net earnings	—	—	—	19,328	—	19,328	19,328

Current period adjustments to recognize value of cash flow hedges	—	—	—	—	(1,190)	(1,190)	(1,190)

Total comprehensive income	—	—	—	—	—	—	$18,138

Distributions declared and paid ($.77 per share)	—	—	—	(48,409)	—	(48,409)

Balance at December 31, 2001	77,358	$773	$681,152	$(39,959)	$(1,190)	$640,776

See accompanying notes to consolidated financial statements.

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Total	Comprehensive income

	Number of shares	Par value

Balance at December 31, 2001	77,358	$773	$681,152	$(39,959)	$(1,190)	$640,776

Subscriptions received for common stock through public offerings and distribution reinvestment plan	48,911	489	488,622	—	—	489,111	$—

Retirement of common stock	(260)	(2)	(2,389)	—	—	(2,391)	—

Stock issuance costs	—	—	(51,640)	—	—	(51,640)	—

Net earnings	—	—	—	15,810	—	15,810	15,810

Current period adjustments to recognize value of cash flow hedges	—	—	—	—	(3,126)	(3,126)	(3,126)

Total comprehensive income	—	—	—	—	—	—	$12,684

Distributions declared and paid ($.78 per share)	—	—	—	(74,217)	—	(74,217)

Balance at December 31, 2002	126,009	$1,260	$1,115,745	$(98,366)	$(4,316)	$1,014,323

See accompanying notes to consolidated financial statements.

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Total	Comprehensive Income

	Number of shares	Par value

Balance at December 31, 2002	126,009	$1,260	$1,115,745	$(98,366)	$(4,316)	$1,014,323

Subscriptions received for common stock through public offerings and distribution reinvestment plan	116,950	1,171	1,168,325	—	—	1,169,496	$—

Retirement of common stock	(716)	(7)	(6,584)	—	—	(6,591)	—

Stock issuance costs	—	—	(113,211)	—	—	(113,211)	—

Net earnings	—	—	—	5,993	—	5,993	5,993

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	554	554	554

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)

Translation adjustment from foreign operations	—	—	—	—	929	929	929

Total comprehensive income	—	—	—	—	—	—	$6,685

Distributions declared and paid ($.78 per share)	—	—	—	(129,961)	—	(129,961)

Balance at December 31, 2003	242,243	$2,424	$2,164,275	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net earnings	$5,993	$15,810	$19,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	76,714	36,217	21,818
Amortization	3,337	1,593	1,277
Distributions from investment in unconsolidated subsidiaries, net of equity in earnings/losses	33,070	27,586	9,817
Minority interest	(778)	639	1,291
Utilization of deferred tax asset	(1,321)	—	—
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables	(33,298)	(13,344)	(1,265)
Due from related parties	—	(1,158)	—
Prepaid expenses and other assets	(1,122)	(2,417)	270
Accrued rental income	(421)	306	(8)
Accounts payable and accrued expenses	17,182	11,626	3,713
Due to related parties	9,065	1,460	(333)
Credit enhancements	4,906	2,056	—
Security deposits	(993)	(2,978)	4,036
Rents paid in advance	553	(736)	(1,536)

Net cash provided by operating activities	112,887	76,660	58,408

Cash flows from investing activities:
Additions to hotel Properties	(1,224,313)	(446,520)	(351,621)
RFS Acquisition	(450,350)	—	—
Investment in unconsolidated subsidiaries	(727)	(53,099)	(30,804)
Additions to goodwill and other intangible assets	(83,000)	—	—
Acquisition of additional interest in Hotel Investors, net of Hotel Investors’ cash	—	—	(32,884)
Deposit on Property and other investments	(24,985)	(10,300)	—
Increase in restricted cash	(29,241)	(12,425)	(6,106)
Increase (decrease) in other assets	(81,996)	(29,643)	(11,611)

Net cash used in investing activities	(1,894,612)	(551,987)	(433,026)

See accompanying notes to consolidated financial statements.

Cash flows from financing activities:
Net (repayments) / proceeds from borrowings on line of credit	(6)	16,579	7,500
Payment of loan costs	(9,751)	(2,395)	(4,932)
Proceeds from mortgage loans and other notes payable	866,912	118,720	137,990
Principal payments on mortgage loans	(4,730)	(1,931)	(1,184)
Payments on other notes, net of borrowings	(2,533)	(26,607)	—
Net contributions from minority interests	107,233	14,570	37,729
Subscriptions received from stockholders	1,169,496	489,111	286,069
Distributions to stockholders	(129,961)	(74,217)	(48,409)
Due from related parties – offering expenses	—	—	(1,411)
Distributions to minority interest	(380)	(530)	(2,896)
Retirement of common stock	(6,591)	(2,391)	(2,313)
Payment of stock issuance costs	(113,211)	(51,640)	(34,724)

Net cash provided by financing activities	1,876,478	479,269	373,419

Net increase (decrease) in cash and cash equivalents	94,753	3,942	(1,199)

Cash and cash equivalents at beginning of year	52,941	48,999	50,198

Cash and cash equivalents at end of year	$147,694	$52,941	$48,999

See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$54,315	$22,274	$16,597
Supplemental schedule of non-cash investing activities:
RFS Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$5,612	$—	$—
Restricted cash	9,069	—	—
Accounts receivable	5,442	—	—
Loan costs	5,543	—	—
Prepaid expenses and other assets	8,595	—	—
Deferred tax asset	24,505	—	—
Hotel properties	711,809	—	—
Total	$770,575	$—	$—
Liabilities assumed:
Accounts payable and accrued expenses	$23,207	$—	$—
Mortgages payable	160,731	—	—
Other notes payable	124,021	—	—
Total	$307,959	$—	$—
Net assets acquired	$462,616	$—	$—

Net of cash	$457,004	$—	$—

Hotel Properties acquired as a result of the RFS Acquisition classified as Real Estate Held for Sale	$29,550	$—	$—

Amounts incurred but not paid for construction in progress	$6,827	$4,175	$6,601

Allocation of acquisition fees included in other assets to investment in hotel Properties and unconsolidated subsidiaries and operating leases	$77,014	$21,879	$10,657
Supplemental schedule of non-cash financing activities:
Non-cash reduction in TIF Note	$360	$1,227	$—
Assumption of other liabilities with Crestline lease assumption	$—	$3,576	$—
Distributions declared not paid to minority interest at year end	$—	$106	$88
Loans assumed as a result of the acquisition of Properties	$75,571	$9,327	$6,736
(Decrease) increase in assets related to value of cash flow hedge	$—	$(792)	$258
Obligations under capital leases acquired during the period	$—	$115	$125

See accompanying notes to consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1.                                       Organization:

CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The terms “Company” or “Registrant” include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., each of their subsidiaries and several consolidated partnerships and joint ventures (see Exhibit 21 for a listing of the Company’s subsidiaries).  Various other wholly or majority owned subsidiaries are expected to be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties (“Properties”).

As of December 31, 2003 the Company owned 106 Properties directly and 24 Properties through equity investment interests.  The Company leases most of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties.  Hotel and resort operating revenues and expenses for these Properties are included in the consolidated results of operations.  Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Property. Rental income from operating leases is included in the consolidated results of operations for these Properties.

2.                                       Summary of Significant Accounting Policies:

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and each of its wholly or majority owned subsidiaries.  In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which the Company is the primary beneficiary.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Interests of third parties are reflected as minority interests for these variable interest entities.  FIN 46R does not require restatement of previously issued financial statements, however, the Company has restated prior years’ consolidated financial statements to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes.  These restatements had no effect on stockholders’ equity, net earnings or related per share amounts for all periods presented.

The following is a summary of this restatement of the previously filed consolidated financials statements:

Financial Statements	Effect of FIN 46R
Balance Sheet	Increase in hotel and resort Properties offset by a reduction in investments in unconsolidated subsidiaries.
Balance Sheet	Increase in mortgages and other notes payable for loans which were previously not consolidated.
Balance Sheet	Adjustments to hotel and resort operating assets and liabilities.
Balance Sheet	Increase in minority interest to reflect the interests of the minority partners in the newly consolidated subsidiaries.
Stmt. of Earnings	Increase in hotel and resort revenues from previously unconsolidated Properties.
Stmt. of Earnings	Increase in hotel and resort expenses from previously unconsolidated Properties.
Stmt. of Earnings	Increase in depreciation expense from previously unconsolidated Properties.
Stmt. of Earnings	Increase in interest expense from loans held by previously unconsolidated subsidiaries.
Stmt. of Earnings	Increase in general and administrative and other expenses which were previously not consolidated.
Stmt. of Earnings	Adjustment to minority interest representing the interest in income or losses that is allocated to minority partners of the newly consolidated subsidiaries.
Stmt. of Earnings	Adjustment to equity in losses of unconsolidated subsidiaries for the removal of income of losses from subsidiaries that are now consolidated.
Stmt. of Cash Flows	Adjustments to changes in operating assets and liabilities of the newly consolidated subsidiaries.
Stmt. of Cash Flows	Increase in depreciation expense as a result of the newly consolidated Properties.
Stmt. of Cash Flows

Reduction in distributions from investment in unconsolidated subsidiaries, net of equity in earnings/losses.  These distributions are no longer separately reflected since their operations are consolidated in the accounts of the Company.

Stmt. of Cash Flows	Increase in additions to hotel and resort Properties and a decrease in investments in unconsolidated subsidiaries as a result of the consolidation of these subsidiaries.

Revenue Recognition - Revenues are recognized when rooms are occupied and the services have been performed.  Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

Lease Accounting - Certain Properties are leased to, and operated by, unrelated third-party tenants on a “triple-net” basis, whereby the tenant is generally responsible for all Property operating expenses, including property taxes, insurance, and maintenance and repairs.  These third-party Property leases are accounted for as operating leases.  When minimum lease payments vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date.

2.                                       Summary of Significant Accounting Policies - Continued:

Foreign Currency Translation - The results of operations for foreign locations are maintained in the local currency and translated using the average exchange rates during the period.  Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss).  Gains and losses from foreign currency transactions are included in the accompanying consolidated statement of earnings.

Hotel and Resort Properties – Hotel and resort properties are generally comprised of land, buildings, and equipment and are recorded at historical cost.  The cost of improvements and betterments and any interest incurred during the construction or renovation periods are capitalized.  Costs of repairs and maintenance are expensed as incurred.

Buildings and equipment are generally depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively.  When the Properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected as income.

Impairment of Long-Lived Assets – Long-lived assets are tested for recoverability at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability.  An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.  If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.

Investment in Unconsolidated Subsidiaries – Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting when the Company owns a 50% interest or less in the costs and benefits of the subsidiary.  The difference between the Company’s carrying amount of its investments in unconsolidated subsidiaries and the underlying equity in the net assets of the subsidiaries is due to acquisition fees and expenses which have been allocated to the Company’s investment.  These amounts are amortized over 36 years, which is the estimated life of the building and equipment commencing when the hotel and resort begins operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Company’s various Properties.  Other amounts have been set aside for capital improvements at various Properties.  These amounts have been separately classified as restricted cash in the accompanying consolidated balance sheets.

Credit Enhancements – The Company benefits from various types of credit enhancements that have been provided by the managers of many of its Properties.  All of the credit enhancements are subject to expiration, or “burn-off” provisions over time.  The following summary describes the various types of credit enhancements that the Company benefits from:

Limited Rent Guarantees – Limited rent guarantees (“LRG”) are provided by third-party hotel and resort managers to unrelated third-party tenants for certain Properties which the Company leases on a triple-net basis.  These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company relating to these Properties.  The credit enhancement results in rental revenue being recorded by the Company which otherwise may not have been recorded.  The Company is not obligated to repay amounts funded under LRG’s.

Threshold Guarantees – Threshold guarantees (“TG”) are provided by third-party hotel and resort managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG.   Generally, each TG is available for a specific Property or pool of Properties.  Funding under these guarantees is either recognized as other income, as a reduction in base management fees or, as liabilities by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company.

Liquidity Facility Loans – Liquidity Facility Loans (“LFL”) are provided by third-party hotel and resort managers to the Company or its unconsolidated subsidiaries in order to guarantee a minimum distribution for each of the Properties covered by the LFL.  Funding under an LFL is recognized as a liability when the amounts funded may be required to be repaid.

Senior Loan Guarantees – Senior loan guarantees (“SLG”) are provided by third-party hotel and resort managers to the Company or its unconsolidated subsidiaries in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG.  Funding under SLG is recognized as a liability because the amounts funded may be required to be repaid in the future.

Loan Costs – Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

Earnings Per Share – Basic earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during each year, and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

Reclassification – Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2003 presentation.  These reclassifications had no effect on stockholders’ equity or net earnings.

Goodwill and Other Intangible Assets – The Company follows Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.  It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill.  SFAS 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually.

Income Taxes - Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations.  The Company does not file a consolidated return for its TRS entities.

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

Segment Information - The Company derives all significant revenues from a single line of business, hotel and resort real estate ownership.

Recent Accounting Pronouncements – In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on the Company’s results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity.  FAS 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value.  Effective October 29, 2003, the FASB deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships.  The Company adopted FAS 150 in the year ended December 31, 2003, except as it applies to minority interest, and it did not have a material impact on the Company’s results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities”.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004.  The Company has adopted FIN 46R as of December 31, 2003, which resulted in the consolidation of several previously unconsolidated subsidiaries.  FIN 46R does not require, but does permit restatement of previously issued financial statements. The Company has restated prior years’ consolidated financial statements to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes.  These restatements had no effect on stockholders’ equity or net earnings.

Use of Estimates – Company Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate approximates carrying value because of short maturities.  The fair value of fixed rate long-term debt is determined based on market prices.

Derivative Instruments and Hedging Activities - The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates and foreign currency exchange rates on the cash flows associated with its variable-rate debt and its net investment in a foreign subsidiary. The Company minimizes these risks by following established risk management policies and procedures including the use of derivatives. The Company does not enter into or holds derivatives for trading or speculative purposes.  The Company records all derivative instruments on the balance sheet at fair value.  On the date the Company enters into a derivative contract, the derivative is designated a hedge of the exposure to variable cash flows of a forecasted transaction, referred to as a cash flow hedge, when the Company hedges variability of cash flows related to a variable-rate asset or liability or its net investment in a foreign subsidiary. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of the gain or loss is reflected in earnings.

Advertising and Promotional Costs - The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel and resort expense in the accompanying consolidated statement of operations.  Advertising, promotional and marketing costs totaled $36.7 million, $11.8 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001.

3.                                       Assumption of Third-Party Leases:

Western International Leases

Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven Properties and paid approximately $0.07 million for this assignment.  These Properties are currently being leased by a TRS of the Company and are managed by affiliates of Marriott International, Inc. (“Marriott”).  The operations of these Properties have been reflected in the Company’s results of operations for the years ended December 31, 2003 and 2002.

Crestline MI-3 Leases

Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine Properties.  These Properties are currently being leased by a TRS of the Company and are managed by an affiliate of Marriott.  The operations of these Properties are reflected in the Company’s consolidated results of operations for the Company effective June 28, 2002.  In connection with this transaction, CCCL Leasing, LLC gave up its claim to security deposits totaling approximately $4.0 million.  In addition, the Company assumed a liquidity facility loan of approximately $3.6 million and paid approximately $0.03 million in legal fees and other expenses.  These transactions resulted in net other income of approximately $0.4 million being recognized during the year ended December 31, 2002.

Crestline Atlanta Leases

Effective June 30, 2002, the Company took assignment of its leases from CC GB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two Properties.  These Properties are currently leased by a TRS of the Company and are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand.  The operations of the Properties are reflected in the Company’s consolidated results of operations effective June 30, 2002.  In connection with this transaction, CC GB Leasing, LLC forfeited security deposits totaling $1.4 million, and the Company assumed net assets of approximately $0.1 million, resulting in other income of approximately $1.5 million being recognized by the Company during the year ended December 31, 2002.

4.                                       RFS Acquisition:

On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT (“RFS”) and RFS Partnership, L.P. (“RFS OP”), for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million).  Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP, and RFS OP continues to exist as a separate entity.  Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS’s common stock at a price per share of $12.35.  The former assets of RFS are now held by subsidiaries of the Company.  Upon closing of the transaction, in July 2003, the Company and its subsidiaries (which now include RFS OP) became responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million).

The Company initially financed this transaction by using approximately $158 million from sales of common stock in its current offering, borrowing approximately $43 million under its line of credit (amount was subsequently repaid in November 2003), obtaining $50 million in permanent financing related to one of its Properties, obtaining an additional $81 million in permanent debt funding from an existing loan and obtaining a bridge loan of $101 million (the “RFS Bridge Loan”).  On August 27, 2003, the Company borrowed temporarily an additional $88 million on the RFS Bridge Loan, which was repaid on September 30, 2003.  Of the $88 million borrowed, approximately $44 million was used to refinance former RFS debts, and the remaining $44 million was used by the Company to acquire additional Properties.  On December 4, 2003, the Company obtained a loan totaling $130 million of which approximately $101 million was used to repay the RFS Bridge Loan.  The Company pooled 26 Properties as collateral for this loan.  On December 24, 2003, the Company obtained an additional loan collateralized by the same 26 Properties in the amount of $35 million.  The remaining proceeds from these loans will be used to acquire interests in additional Properties.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

July 10, 2003
ASSETS
Investment in Properties	$682,259
Real estate held for sale	29,550
Cash and cash equivalents	5,612
Restricted cash	9,069
Accounts receivable	5,442
Prepaid expenses and other assets	8,595
Loan Costs	5,543
Deferred income taxes	24,505
Total assets acquired	770,575

LIABILITIES
Mortgage notes payable	160,731
Other notes payable	124,021
Accounts payable and accrued expenses	23,207
Total liabilities assumed	307,959

Net assets acquired	$462,616

In connection with the RFS Acquisition, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states.  One of the Properties is owned through a partnership in which the Company owns a 75% interest (“Wharf Associates”).  Brands under which these hotels are operated include Sheraton, Residence Inn by Marriott, Hilton, DoubleTree, Holiday Inn, Hampton Inn, and Homewood Suites by Hilton.  This transaction has provided further brand and geographic diversification to the Company’s portfolio of hotels.

Flagstone Hospitality Management LLC (“Flagstone”) previously managed 50 of the 57 Properties.  In October 2003, the Company began terminating both existing management license agreements with Flagstone and franchise licenses for many of these Properties and entering into new management and franchise agreements with internationally recognized hotel and resort managers. Management contracts for all 50 Properties were completely transitioned to new internationally recognized hotel and resort managers and franchisors by January 31, 2004.

5.                                       Other Property Acquisitions:

In addition to the interests in the Properties acquired through the RFS Acquisition the following Properties were acquired during the years ended December 31, 2002 and 2003:

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price (in thousands)

SpringHill Suites by Marriott	Manhattan Beach, CA	January 18, 2002	$20,000
TownePlace Suites by Marriott	Manhattan Beach, CA	January 18, 2002	15,000
SpringHill Suites by Marriott	Plymouth Meeting, PA	January 18, 2002	27,000
Courtyard by Marriott	Basking Ridge, NJ	March 1, 2002	35,750
Marriott Hotel	Bridgewater, NJ	June 14, 2002	61,500
Courtyard by Marriott	Newark, CA	October 25, 2002	25,500
Residence Inn by Marriott	Newark, CA	November 15, 2002	27,300
Doubletree Crystal City	Arlington, VA	December 19, 2002	71,000
Hyatt Regency	Miami, FL	February 20, 2003	35,800
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott Hotel*	Seattle, WA	May 23, 2003	88,900
Marriott Hotel	Plano, TX	August 15, 2003	55,550
Marriott Hotel	Baltimore, MD	August 29, 2003	69,000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,000
Hyatt	Montreal, Canada	December 15, 2003	51,800

*              Newly constructed

In 2002 and 2003, the Company also acquired interests in the following Properties through various joint ventures, all of which have been consolidated in the accompanying consolidated financial statements:

Brand Affiliation	Property Location	Ownership Interest	Date of Acquisition	Purchase Price (in thousands)

Hampton Inn	Houston, TX	85.0%	September 4, 2002	$14,300
Hilton Hotel	Dallas, TX	75.0%	December 24, 2002	52,000
Hilton Hotel	Tucson, AZ	75.0%	December 24, 2002	69,000
Hilton Hotel	Rye, NY	75.0%	February 20, 2003	75,000
Embassy Suites	Orlando, FL	75.0%	February 20, 2003	12,500
Embassy Suites	Arlington, VA	75.0%	February 20, 2003	45,500
Embassy Suites	Santa Clara, CA	75.0%	February 20, 2003	46,500
Hyatt Regency	Dearborn, MI	85.0%	August 28, 2003	65,000
Hampton Inn	Manhattan, NY	66.7%	August 29, 2003	28,000
Hilton Hotel	La Jolla, CA	75.0%	December 17, 2003	110,000
Hilton Hotel	Washington, D.C.	75.0%	December 17, 2003	102,000
Del Coronado Hotel	Del Coronado, CA	70.0%	December 18, 2003	406,900

These partnerships typically have one or more subsidiary borrowers, which are legally separate entities, having separate assets and liabilities from the Company and, therefore, the assets and credit of the respective entities may not be available to satisfy the debts and other obligations of the Company.  Likewise, the assets and credit of the Company may not be available to satisfy the debts and other obligations of the borrowers on the loans of these other entities.

The Company completed construction and opened the following three wholly owned Properties during 2002:

Brand Affiliation	Property Location	Opening Date
Residence Inn by Marriott	Orlando, FL	February 14, 2002
Courtyard by Marriott	Weston, FL	February 14, 2002
Courtyard by Marriott	Edison, NJ	November 4, 2002

All of the Properties acquired or constructed in 2003 and 2002 are leased to TRS entities of the Company and are operated by third-party managers.  The Properties were recorded at cost, which was allocated between land, building, and equipment based on replacement cost using independent appraisal data.  Hotel and resort operating assets, liabilities, and any related intangible assets are also recorded based on their fair values.  The results of operations of the Properties since the date of acquisition are included in the consolidated results of operations.

The following presents unaudited pro forma results of operations of the Company as if the Properties were owned during the entire period for the years ended December 31, 2003 and 2002 including the effect of the RFS Acquisition (see Note 4) (in thousands, except share and per share data):

	2003	2002

Revenues	$934,394	$910,400
Net earnings	9,108	12,316
Basic and diluted earnings per share	0.04	0.07
Weighted average number of common shares outstanding – basic and diluted	242,321	174,184

6.             Hotel and Resort Properties:

As of December 31, 2003, 17 Properties with a net book value of approximately $331.9 million are leased to third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, and maintenance and repairs.  During the years ended December 31, 2003, 2002 and 2001, these third-party tenants paid approximately $4.6 million, $4.1 million, and $7.4 million, respectively, in property taxes for Properties which the Company leases on a triple-net basis.  The Company has 104 Properties encumbered by debt.  Properties consist of the following at December 31 (in thousands):

	2003	2002

Land	$465,176	$191,515
Buildings	2,661,928	1,120,149
Equipment	337,602	121,777
	3,464,706	1,433,441
Less accumulated depreciation	(142,197)	(67,248)
Construction in progress	34,867	13,395

	$3,357,376	$1,379,588

The Company is currently developing one hotel Property in Florida, which is expected to be completed in June 2004.  This Property is expected to be leased to a TRS entity of the Company and managed by a subsidiary of Marriott.  The Company also developed and opened, on February 18, 2004, a Courtyard by Marriott in Foothill Ranch, California.    The total estimated cost of this Property including land is expected to be $18.3 million.  Construction in progress of approximately $34.9 million and $13.4 million respectively, for these Properties is included in hotel and resort properties in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.  The Company has six Properties held for sale with a total book value of approximately $30.0 million.

The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third-parties at December 31, 2003 (in thousands):

2004	$33,605
2005	33,605
2006	33,605
2007	33,485
2008	32,352
2009 and thereafter	208,961
$375,613

7.                                       Investments in Unconsolidated Subsidiaries

During 2003 and 2002, the Company invested a total of approximately $0.7 million and $42.7 million, respectively, in unconsolidated subsidiaries.  As of December 31, 2003, the Company had the following investments in unconsolidated subsidiaries:

Name	Total Amount Invested	Ownership Interest	Description
WB Resort Partners, L.P.	$41.6 million	49.00%	A partnership which owns a resort in Hawaii
Desert Ridge Resort Partners, LLC	$25.1 million	44.00%	A joint venture which owns a resort in Arizona
CY-SF Hotel Partnership, L.P.	$13.0 million	48.15%	A partnership which owns one hotel in California
CTM Partners, LLC	$5.2 million	31.25%	A joint venture that holds a majority interest in an LLC that owns the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd.	$0.3 million	9.90%	A partnership which owns an office building in Florida where the Company’s advisor, CNL Hospitality Corp. (the “Advisor”) leases office space.

Desert Ridge Partnership

During 2002, the Company contributed an additional $16.2 million into Desert Ridge Resort Partners, LLC (the “Desert Ridge Partnership”).  The Desert Ridge Partnership owns a resort which was under construction in 2001 and the majority of 2002.  The resort opened for business on November 30, 2002.  Limited golf course operations were included in the consolidated results of operations of the Company until the resort opened in late 2002.  The final costs of construction were paid in early 2003 and the total cost of the resort was approximately $301.7 million.

Waikiki Partnership

During 2002, the Company contributed an additional $8.7 million into WB Resort Partners, LP (the “Waikiki Partnership”).  The Waikiki Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii, which was undergoing significant renovations for the majority of 2002, and was substantially complete as of December 31, 2002.  The total cost of the resort including renovations was approximately $ 208.2 million.

Mobil Travel Guide

In January 2002, the Company acquired a 25% interest in a partnership, CTM Partners, LLC, with Publications International, Ltd. (“PIL”), Hilton Hotels Corporation (“Hilton”), and Marriott that owns a 77.5% interest in a partnership with Exxon Mobil Corporation and PIL (“EMTG”).  EMTG owns the licensing rights to the Mobil Travel Guide.  The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide to generate additional products using the Mobil Travel Guide brand.  The Company’s capital contribution in CTM Partners, LLC was approximately $3.6 million.  EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, and a director and principal stockholder, to manage its business.  In December 2002, the Company contributed an additional $894,000 to CTM Partners, LLC, thereby increasing the Company’s ownership in the partnership from 25% to 31.25%.  In 2003, the Company contributed an additional $0.7 million approximately to the partnership and the other partners also made contributions in amounts that maintained the existing ownership interests of each partner.

Office Building

In May 2002, the Company acquired a 9.9% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space, for $300,000.  The remaining interest in the limited partnership is owned by several affiliates of the Advisor.  In connection with this acquisition, the Company has severally guaranteed a 16.67% share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

San Francisco Partnership

In June 2002, the Company acquired a 50% interest in CY-SF Hotel Parent, LP (the “San Francisco Partnership”), a partnership with an affiliate of Marriott.  The San Francisco Partnership purchased a Courtyard by Marriott in downtown San Francisco for approximately $82.0 million (the “San Francisco Downtown Property”).  The purchase was financed with equity investments of $13.0 million each from the Company and Marriott, as well as $56.0 million in borrowings consisting of two loans from a third-party lender.  One of the loans was in the amount of $41.0 million and requires interest payments equal to the greater of one-month LIBOR plus 3.25 percent, or 6.25 percent.  The other loan was in the amount of $15.0 million and requires interest payments equal to a base rate plus 7 percent.  The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent.  Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity.  The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Partnership and the Property is managed by a subsidiary of Marriott.  In September 2003, Marriott contributed an additional $1.0 million to the partnership, thereby increasing its ownership in the partnership from 50 percent to 51.9 percent.

The following presents unaudited condensed balance sheets for these investments as of December 31, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total

Hotel and resort properties	$262,757	$190,955	$77,794	$—	$—	$531,506
Other assets	18,077	21,392	7,081	21,327	61,557	129,434
Mortgages and other notes payable	268,730	174,080	56,350	5,797	62,978	567,935
Other liabilities	20,362	22,474	11,231	11,457	696	66,220
Partners’ capital (deficit)	(8,258)	15,793	17,294	4,073	(2,117)	26,785
Difference between carrying amount of investment and Company’s share of partners’ capital	4,380	4,590	1,728	—	—	10,698
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	31.25%	9.90%

The following presents unaudited condensed balance sheets for these investments as of December 31, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total

Hotel and resort properties	$269,925	$198,140	$80,374	$—	$—	$548,439
Other assets	21,187	22,091	3,733	12,623	63,735	123,369
Mortgages and other notes Payable	230,176	157,798	57,160	2,247	64,061	511,442
Other liabilities	42,694	15,834	3,725	220	398	62,871
Partners’ capital (deficit)	18,242	46,599	23,222	10,156	(724)	97,495
Difference between carrying amount of investment and Company’s share of partners’ capital	3,642	3,503	1,831	—	—	8,976
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	31.25%	9.90%

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total
Revenues	$90,270	$55,766	$15,542	$2,515	$10,445	$174,538
Cost of sales	(43,471)	(22,301)	(5,512)	(7,464)	(3,325)	(82,073)
Expenses	(68,673)	(54,496)	(14,328)	(3,043)	(7,009)	(147,549)
Minority interest in loss	—	—	—	1,828	—	1,828
Net income (loss)	$(21,874)	$(21,031)	$(4,298)	$(6,164)	$111	$(53,256)

Income (loss) allocable to the Company	$(9,625)	$(10,305)	$(2,125)	$(1,926)	$11	$(23,970)
Other comprehensive income allocable to the Company	$856	$—	$—	$—	$—	$856
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	31.25%	9.90%

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2002 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total
Revenues	$7,344	$46,657	$8,564	$1,400	$6,088	$70,063
Cost of sales	(7,016)	(20,407)	(2,899)	(3,941)	(1,946)	(36,209)
Expenses	(15,680)	(44,657)	(7,011)	(1,604)	(4,086)	(73,038)
(Net income) loss	$(15,352)	$(18,397)	$(1,346)	$(4,145)	$56	$(39,184)

Income (loss) allocable to the Company	$(6,547)	$(9,006)	$(673)	$(1,036)	$6	$(17,256)
Other comprehensive income (loss) allocable to the Company	$(2,572)	$—	$—	$—	$—	$(2,572)
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	31.25%	9.90%

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2001(in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP*	CTM Partners, LLC*	CNL Plaza, Ltd.*	Total
Revenues	$8,154	$10,167	$—	$—	$—	$18,231
Cost of sales	(2,235)	(5,508)	—	—	—	(7,743)
Expenses	(13,830)	(13,989)	—	—	—	(27,819)
Net loss	$(7,911)	$(9,330)	$—	$—	$—	$(17,241)

Loss allocable to the Company	$(3,396)	$(4,572)	$—	$—	$—	$(7,968)
Other comprehensive Income (loss) allocable to the Company	$(1,370)	$—	$—	$—	$—	$(1,370)
Company’s ownership interest at end of period	42.33%	49.00%	—	—	—

*                                       These entities were not formed until 2002, and therefore are not presented for the year ended December 31, 2001.

The difference between the carrying amount of the investments in the above entities and the Company’s share of partners’ capital results from various acquisition costs and fees which are not shared by the co-venturers.  These amounts are amortized over 36 years.

The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership.  During the years ended December 31, 2003 and 2002, the Company received the following distributions, which reduce the carrying value of the investment (in thousands):

	December 31,
	2003	2002

Desert Ridge Resort Partners, LLC	$2,891	$1,432
WB Resort Partners, LP	4,790	4,136
CY-SF Hotel Parent, LP	1,300	716
CNL Plaza, Ltd.	119	164
	$9,100	$6,448

During the second half of 2003 the Company has not received the distributions it is entitled to from WB Resort Partners, LP due to cash operating shortfalls of this partnership.  The Company does not anticipate receiving cash distributions from this partnership during 2004.

8.                                       Discontinued Operations:

The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to FASB Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”  (“FASB 144”).  FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations.  Any gain or loss from the disposition, and any income or expenses associated with real estate assets held for sale, are included in the accompanying consolidated statement of earnings as discontinued operations.    In connection with the RFS Acquisition in July 2003, the Company decided to sell six non-strategic Properties from the former RFS portfolio (see Note 4, “RFS Acquisition”), and therefore, these Properties were classified as real estate held for sale as of December 31, 2003.

The financial results for these Properties are reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of discontinued operations were as follows for the year ended December 31 (in thousands):

2003
Hotel revenues	$5,700
Hotel expenses	(4,478)
Income from discontinued operations	$1,222

In accordance with FASB 144, the Company has ceased depreciation on these six Properties.  The forgone depreciation was approximately $0.9 million for the year ended December 31, 2003.

9.                                       Prepaid Expenses and Other Assets:

Prepaid expenses and other assets as of December 31, 2003 and 2002 were approximately $68.4 million and $28.3 million, respectively, and consist primarily of deposits and acquisition fees and expenses relating to Properties the Company intends to acquire, and investments the Company intends to make.

10.                                 Investments:

On April 21, 2003 and May 21, 2003, the Company, through a wholly owned subsidiary, invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership (“HLP”).  In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, the Company’s subsidiary invested approximately $4 million in additional convertible preferred partnership units of HLP.  This investment is accounted for under the cost basis method of accounting and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.  The investment in HLP is structured to provide the Company with a 10.5% cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide the Company with a 10.5% cumulative preferred distribution on its unreturned capital contributions.  There is no assurance, however, that future distributions or returns will be paid.  HLP declares dividends quarterly in arrears.   During 2003, the Company recognized approximately $1.2 million in distributions from its investment in the convertible preferred partnership units of HLP.

11.                                 Goodwill and Other Intangible Assets:

In June 2001, the FASB issued SFAS 141 and SFAS 142.  SFAS 141 requires that all business combinations be accounting for using the purchase method and provides new criteria for recording intangible assets separately from goodwill.  SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and other intangible assets that have indefinite useful lives are not amortized into results of operations but, instead, will be tested at least annually for impairment and written down when impaired.  The Company recorded goodwill of approximately $33.6 million and other intangible assets of approximately $49.4 million in connection with the acquisition of the Hotel del Coronado Property in December 2003.  Prior to the Hotel del Coronado purchase, the Company had not recorded any goodwill or other intangible assets.

The gross carrying amounts and accumulated amortization of the Company’s amortizable intangible assets are as follows as of December 31, 2003:

Intangible Asset (Amortization Period)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill (indefinite life)	$33,600	N/A	$33,600
Trade mark (indefinite lives)	49,000	N/A	49,000
Customer relationships/advanced booking(5 years)	400	(3)	397
			$82,997

11.                                 Goodwill and Other Intangible Assets:

The estimated amortization expense for the Company’s other intangible assets for each of the five succeeding fiscal years is as follows:

2004	$80
2005	80
2006	80
2007	80
2008	77
Total	$397

12.                                 Income Taxes:

Prior to the RFS Acquisition (see Note 4), the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses of the Company’s TRS entities.  The Company has not recorded this future potential benefit because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential future benefit.  In connection with the RFS Acquisition, the Company acquired approximately $24.5 million, net of Section 382 limitations, of deferred tax assets arising from, principally, amortization of certain lease termination costs with the remainder due to net operating losses at RFS’s TRS entities.  The deferred tax assets of the RFS TRS entities are not available to offset taxable income for the Company’s existing TRS subsidiaries and, likewise, the deferred tax assets of the existing TRS entities are not available to offset taxable income of the RFS TRS entities.

The income tax benefit consists of the following component for each of the years ended December 31:

	(In thousands)
	2003	2002	2001

Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(1,321)	—	—
State	—	—	—
	(1,321)	—	—
Total income tax benefit	$(1,321)	$-	$-

The income tax benefit has been allocated as follows:

	(In thousands)
	2003	2002	2001

Continuing operations	$(1,231)	$—	$—
Discontinued operations	—	—	—

Total income tax benefit	$(1,321)	$—	$—

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss	$20,401	$4,314
Lease termination	15,192	—
Other	331	—
Valuation allowance	(10,098)	(4,314)

	$25,826	$—

13.                                 Indebtedness:

Indebtedness consisted of the following at December 31 (in thousands):

	2003	2002

Mortgages payable and accrued interest	$1,499,988	$401,765
Construction loan facilities	60,517	21,281
Tax incremental financing note	8,098	8,458
Line of credit	24,073	24,079
Indebtedness collateralized by Properties	1,592,676	455,583

Unsecured notes	81,674	—

	$1,674,350	$455,583

The Company has a revolving line of credit (the “Revolving LOC”) to fund acquisition and development of Properties and investments in Mortgage Loans and other permitted investments.  Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to approximately $96.7 million until September 2006.  Interest payments are due monthly with principal payments of $1,000 due at the end of each loan year.  Other loan terms are listed in the table below.

Some debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 6.25% as of December 31, 2003.  The fair value of the Company’s fixed rate long-term debt was $826.1 million at December 31, 2003.  Fair value was determined based on market prices as of December 31, 2003.

Certain loan agreements contain net worth or debt service coverage ratio requirements.  Violation of these covenants could potentially trigger penalties, including cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations.  Other covenants restrict the Company’s ability to borrow money, pay dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions.  The Company was in compliance with these covenants as of December 31, 2003.

Indebtedness consisted of the following as of December 31 (in thousands):

		Interest Rate			2003	2002
Floating Rate Debt:
CMBS loan	26 hotels	LIBOR + 189 bps	(1)	December 2006	$130,198	$—
CMBS loan	26 hotels	LIBOR + 465 bps	(1)(2)	December 2006	35,039	—
Mortgage Debt	2 hotels	5-yr Treasury + 200 bps	(3)	December 2008	127,200	—
Mortgage Debt	4 hotels	LIBOR + 230 bps	(4)	October 2006	98,891	100,000
Mortgage Debt	1 hotel	LIBOR + 285 bps	(5)	December 2008	290,000	—
Construction loan	3 hotels	LIBOR + 275 bps	(6)	December 2005	44,939	21,281
Construction loan	1 hotel	LIBOR + 350 bps		August 2006	15,578	—
Line of credit	15 hotels	LIBOR + 225 bps	(7)	September 2006	24,073	24,079
Line of credit	1 hotel	LIBOR + 575 bps	(10)	December 2006	5,502	—
Total floating rate debt					771,420	145,360

Fixed Rate Debt:
Publicly-traded term notes	n/a	9.75%		March 2012	81,674	—
Mortgage Debt	8 hotels	6.53%		November 2007	91,194	9,070
Mortgage Debt	1 hotel	8.22%		November 2007	18,060	—
Mortgage Debt	3 hotels	8.34%		December 2007	50,348	50,348
Mortgage Debt	1 hotel	8.29%		December 2025	31,663	32,069
Mortgage Debt	1 hotel	5.84%		December 2007	31,151	31,082
Mortgage Debt	1 hotel	7.78%		January 2023	9,085	9,268
Mortgage Debt	2 hotels	5.67%		December 2007	79,022	78,650
Mortgage Debt	1 hotel	4.93%		July 2008	50,205	—
Mortgage Debt	10 hotels	7.83%		December 2008	91,166	—
Mortgage Debt	7 hotels	7.67%	(8)	July 2009	83,003	84,638
Mortgage Debt	5 hotels	5.95%		March 2010	145,000	—
Mortgage Debt	8 hotels	8.00%		August 2010	51,197	—
Mortgage Debt	1 hotel	8.32%		January 2011	6,549	6,640
Mortgage Debt	1 hotel	8.11%		February 2011	28,883	—
Mortgage Debt	1 hotel	8.08%		August 2010	46,632	—
Tax Incremental Financing Note	1 hotel	12.85%	(9)	June 2018	8,098	8,458
Total fixed rate debt					902,930	310,223
Total debt					$1,674,350	$455,583

(1)                                  The 26 Properties were collateralized for both Commercial Mortgage Backed Security (“CMBS”) loans listed.

(2)                                  CMBS loan has an interest rate floor of 6.65%.

(3)                                  Mortgage debt has an interest rate floor of 5.50%.

(4)                                  Interest rate floor of 4.96%.

(5)                                  Blended interest rate.

(6)                                  The Construction Line of Credit has an interest rate floor of 6.75%.

(7)                                  Revolving Line of Credit.

(8)                                  Average interest rate as the loans bear interest ranging from 7.50% to 7.75%.

(9)                                  Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85%.

(10)                            Revolving Line of Credit for Hotel del Coronado.

The following is a schedule of maturities for all long-term borrowings at December 31, 2003 (in thousands):

2004	$18,777
2005	54,692
2006	598,859
2007	274,131
2008	265,204
2009 and thereafter	462,687

Total	$1,674,350

14.                                 Derivative Instruments:

The Company has a subsidiary in Montreal, Canada.  The functional currency of this Property, which was acquired in December 2003, is Canadian dollars.  In December 2003, the Company entered into a currency forward contract to buy U.S. dollars at a fixed price. This forward contract hedges the foreign currency exposure of the Company’s net investment in this subsidiary.  During 2003, the Company recognized a net holding loss of $0.8 million in other comprehensive income.

The Company also purchased interest rate caps which capped the floating interest rates of seven loans at rates between 4.0% and 6.0% based on a total notional amount of $555.0 million.  During 2003, 2002 and 2001, the Company recognized net holding losses of approximately $1.1 million and $0.6 million and a gain of $0.2 million, respectively, in other comprehensive income from these cash flow hedges.

An unconsolidated subsidiary of the Company also holds an interest rate swap which fixed the floating interest rate of a loan at approximately 6.0% based on a notional amount of $70 million.  During 2003, 2002 and 2001, the Company recognized, through its equity investee, a net holding gain of $0.9 million and net holding losses of approximately $2.6 million and $1.4 million, respectively from this cash flow hedge.

15.                                 Distributions:

For the years ended December 31, 2003, 2002 and 2001, approximately 39%, 51%, and 52%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 61%, 49%, and 48%, respectively, were considered a return of capital to stockholders for federal income tax purposes.  No amounts distributed to the stockholders for the years ended December 31, 2003, 2002 and 2001 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

16.                                 Related Party Transactions:

Certain directors and officers of the Company hold similar positions with the Advisor and its affiliates, including the managing dealer, CNL Securities Corp.  These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company’s assets.

Amounts incurred relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2003	2002
CNL Securities Corp.:
Selling commissions *	$86,460	$37,003
Marketing support fee and due diligence expense reimbursements*	5,848	2,448

	92,308	39,451
Advisor and its affiliates:
Acquisition fees	94,531	29,464
Development fees	2,612	1,896
Asset management fees	12,782	6,696
	109,925	38,056
	$202,233	$77,507

*  The majority of these fees and reimbursements were paid to unaffiliated broker-dealer firms.

Of these amounts, approximately $10.1 and $1.9 million is included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively.  In late 2003 the Company’s Advisor allowed the Company to defer the payment of the asset management fee indefinitely to provide liquidity until our results benefit from an economic and industry recovery.  Asset management fees were not paid by the Company after August 2003 and in January 2004, the Advisor refunded to the Company all of the asset management fees which had previously been paid during 2003.  Out of the total amount due to the Advisor as of December 31, 2003, $5.3 million relates to asset management fees.  The Company will continue to accrue and will remain obligated to pay asset management fees upon demand by the Advisor, however, it is uncertain as to when such fees will be paid.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis.

The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2003	2002

Stock issuance costs	$4,292	$3,128
General operating and administrative expenses	2,279	1,128

	$6,571	$4,256

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder.  The amount deposited with this bank was approximately $29.0 million and $14.9 million at December 31, 2003 and 2002, respectively.

CTM Partners, LLC, a partnership in which the Company has a 31.25% interest which owns EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company’s directors is president, a director and a principal stockholder, to manage its business.

The Company owns a 9.9% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space.  The remaining interest in the limited partnership is owned by several affiliates of the Advisor.  In connection with this acquisition, the Company has severally guaranteed a 16.67% share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

17.           Concentration of Risk:

During the year ended December 31, 2003, a significant portion of the Company’s rental income and hotel and resort revenues was earned from 68 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, and Spring Hill Suites by Marriott) and 36 Properties operating as various Hilton Hotels Corporation (“Hilton”) brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn).

Although the Company intends to acquire additional Properties, the Company carefully screens its managers and tenants and the Company has obtained interests in non-Marriott and non-Hilton branded Properties, failure of the Marriott and Hilton brands would significantly impact the results of operations of the Company.  Management believes that the risk of such a default will be reduced through future acquisitions which enhance brand diversification.

18.           Stockholders’ Equity:

On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the “2003 Offering”).  The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003.  Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company’s reinvestment plan.  On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale of up to 400 million shares of common stock at $10 per share ($4 billion) (the “2004 Offering”).  Of the 400 million shares of common stock which may be offered, up to 50 million may be available to stockholders purchasing shares through the reinvestment plan.  The Board of Directors expects to submit, for a vote of the stockholders at the next annual meeting of stockholders, a proposal to increase the number of authorized shares of common stock of the Company from 450 million to one billion.  Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the company, the 2004 Offering would be limited to up to 142 million Shares.  The 2004 Offering, if it occurs, is expected to commence in mid-2004, sometime after the completion of the Company’s 2003 Offering.  CNL Securities Corp., an affiliate of the Advisor, is the managing dealer for the Company’s equity offerings.

Under the redemption plan, the Company may elect, at its discretion, to redeem shares, subject to certain conditions and limitations.  During the years ended December 31, 2003, 2002 and 2001, approximately 716,000 shares, 269,000 shares, and 251,000 shares, respectively, were redeemed at approximately $6.6 million, $2.4 million, and $2.3 million, respectively, and retired from shares outstanding of common stock.  Shares were redeemed for $9.20 per share.

19.                                 Commitments and Contingencies:

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and the Company.  On June 6, 2003, the complaint was amended.  The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, was denied on July 8, 2003, by the Circuit Court of Shelby County, Tennessee, 30th Judicial District.   The Company is planning to file a motion to dismiss the allegations in the complaint. If the motion is not successful, it is expected that the case will proceed to trial.  Based upon the information currently available to the Company, the Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action, and therefore, a liability was not accrued.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and certain of its subsidiaries in the Superior Court of the State of California, for the County of San Diego.  In connection with the RFS Acquisition, the Company has become a party to a lawsuit claiming damages relating to a dispute over a parcel of land located adjacent to one of its Properties.  The Company has unsuccessfully attempted to mediate this case.  At this time, the Company believes that the damages claimed against the Company lack sufficient factual support and will continue to vigorously defend the action, and therefore, a liability was not accrued.  However, it is possible that losses could be incurred by the Company if the plaintiff ultimately prevails.  The plaintiff is seeking monetary damages of up to $0.7 million.  The Company has recently filed certain motions to dismiss which are being considered by the Court.  If the motions are not successful, it is expected that the case will proceed to trial.

From time to time the Company may be exposed to litigation arising from an unrecognized preacquisition contingency and from the operations of its business.  At this time, the Company does not believe that resolution of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

As of December 31, 2003, the Company also had commitments to (i) complete construction on two Properties, with an estimated aggregate cost of approximately $64 million, and (ii) to fund furniture, fixture and equipment replacements and capital improvements as needed at the Company’s Properties.  The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships.  In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its Revolving LOC and permanent financing.

Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3% to 5% of hotel and resort revenues and have an incentive management fee provision related to the hotel’s profitability.  The management agreements generally require us to set aside generally 3% to 5% of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment.  The management agreements have terms from 10 to 20 years and generally have renewal options.

20.           Credit Enhancements:

The Company benefits from various types of credit enhancements that have been provided by the managers of some of its Properties.  These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries and guarantee the Company certain minimum returns on its Properties.  Funding under these guarantees is either recognized as other income, as reductions in base management fees or as liabilities by the Company, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by the Company in the future.  The repayment of these liabilities is expected to occur at such time that the net operating income of these Properties are in excess of the minimum returns to the Company or its unconsolidated subsidiaries. All of the credit enhancements are subject to expiration or “burn-off” provisions over time or at such time that the funding limit has been reached.  There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements on Properties acquired in the future.  As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on the Company’s operations, the Company has been relying on credit enhancements to substantially enhance its net earnings and cash flows.  To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders will be affected.

The following table represents the Company’s amounts and utilization of credit enhancements for the years ended December 31, 2003, and 2002:

	Limited Rent Guarantees	Threshold Guarantees	Liquidity Facility Loans	Senior Loan Guarantees
Amount available as of January 1, 2002	$5,911	$44,850	$5,150	$—

New credit enhancements obtained	—	6,150	6,594	—
Utilization of credit enhancements	(4,584)	(18,279)	(1,727)	—
Amount available as of December 31, 2002	1,327	32,721	10,017	—

New credit enhancements obtained	—	24,709	—	—
Utilization of credit enhancements	(205)	(37,087)	(4,292)	—
Expiration of credit enhancements	(1,122)	—	—	—
Amount available as of December 31, 2003	$—	$20,343	$5,725	$—

The following table represents the Company’s unconsolidated subsidiaries amounts and utilization of credit enhancements for the years ended December 31, 2003, and 2002:

	Limited Rent Guarantees	Threshold Guarantees	Liquidity Facility Loans	Senior Loan Guarantees
Amount available as of January 1, 2002	$—	$—	$46,951	$30,509

New credit enhancements obtained	—	—	12,000	—
Utilization of credit enhancements	—	—	(12,833)	(9,411)
Amount available as of December 31, 2002	—	—	46,118	21,098

Utilization of credit enhancements	—	—	(26,862)	(6,098)
Amount available as of December 31, 2003	$—	$—	$19,256	$15,000

During the years ended December 31, 2003 and 2002, and 2001 the Company recognized approximately $24.8 million, $10.3 million, and $0, respectively, in other income and approximately $2.4 million, $0, and $0 respectively, as a reduction in base management fees as a result of credit enhancements amounts that were utilized.  Of the total remaining amounts available to the Company under the credit enhancements, approximately $4.7 million is subject to repayment provisions if utilized. Of the total remaining amounts available to unconsolidated subsidiaries of the Company, approximately $33 million is subject to repayment provisions if utilized.

For ten of the Company’s Properties leased to affiliates of Marriott, the credit enhancements funding was sent directly to the Company’s third-party tenant lessees, which in turn allows them to make periodic rental payments to the Company.  The credit enhancement applicable to these Properties was fully utilized and expired in the third quarter of 2003.  Rent payments for these Properties total $26.7 million for a calendar year.  Out of the total amount of rental income from operating leases earned from these Properties approximately $7.3 million, $4.6 million, and $0 was funded from credit enhancements during the years ended December 31, 2003, 2002, and 2001, respectively.  There is no guarantee that the Company will continue to receive scheduled rental payments for these Properties.  In November 2003, the Company entered into an agreement whereby the credit enhancements available for three of its Properties acquired in 2003 will be available to fund short falls in rental payments on these 10 Properties.

In connection with the lease assumptions on nine Properties as discussed in Note 3, “Assignment of Third-Party Leases,” the Company assumed a liquidity facility loan in the amount of approximately $3.6 million and a total of approximately $10.2 million was available under the facility.  The facility was provided by the manager of the Properties to fund Property operating shortfalls for the aggregate rent due on a pooled basis for the nine portfolio Properties.  The facility is available until the earlier of (i) expiration of the agreement on December 31, 2004, (ii) the minimum rent coverage of the pooled Properties equals or exceeds a predefined threshold for 13 consecutive accounting periods or (iii) total liquidity facility funding equals or exceeds 10% of the total purchase price for all nine Properties at the end of any fiscal year.  As of December 31, 2003, $1.2 million was available for future draws under the liquidity facility loan.

The following table represents the amounts that the Company had recorded as other liabilities in the accompanying consolidated balance sheet as of December 31, (in thousands):

	2003	2002
Limited rent guarantees	$—	$—
Threshold guarantees	500	—
Liquidity facility loan	10,038	5,631
Senior loan guarantees	—	—
	$10,538	$5,631

The following table represents the amounts that the Company’s unconsolidated subsidiaries’ had recorded as liabilities related to credit enhancements as of December 31, (in thousands):

	2003	2002
Limited rent guarantees	$—	$—
Threshold guarantees	—	—
Liquidity facility loan	48,600	19,575
Senior loan guarantees	22,574	14,829
	$71,174	$34,404

The Senior loan guarantee and liquidity facility loan for the Waikiki Beach Marriott Property, in which the Company owns a 49% joint venture interest, expired in the third quarter of 2003 and the first quarter of 2004, respectively.  As result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel and resort operating shortfalls until the time that the operating performance of this Property improves.  This may reduce cash flows available for distribution to the stockholders of the Company.

As of December 31, 2003 and 2002, the Company had approximately $26.1 million and $44.1 million, respectively, available for funding under the various forms of credit enhancement.  The Company’s unconsolidated subsidiaries had approximately $34.3 million and $67.1 million, respectively, as of December 31, 2003 and 2002, available for funding.

21.           Selected Quarterly Financial Data:

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002 (in thousands, except per share data).  Revenue amounts reported for 2002 and the first three quarters of 2003 have been restated for the effects of the implementation of FIN 46R (see Note 2 to the consolidated financial statements):

2003 Quarter	First	Second	Third	Fourth	Year
Continuing Operations:
Revenues	$95,637	$107,520	$158,387	$195,596	$557,140
Income (loss) from continuing operations	6,437	983	(6,062)	3,413	4,771

Discontinued Operations:
Revenues	—	—	3,001	2,699	5,700
Income from discontinued operations	—	—	774	448	1,222

Net Earnings (Loss)	6,437	983	(5,288)	3,861	5,993

Earnings (Loss) per Share, basic and diluted:
Continuing operations	0.05	0.01	(0.03)	0.02	0.02
Discontinued operations	—	—	—	—	0.01
Net earnings	0.05	0.01	(0.03)	0.02	0.03

Weighted average number of shares of common stock outstanding basic and diluted	133,837	153,668	181,941	220,092	172,449

2002 Quarter	First	Second	Third	Fourth	Year
Continuing Operations:
Revenues	$45,038	$49,499	$63,539	$67,450	$225,526
Income from continuing operations	3,651	4,757	2,343	5,059	15,810
Net Earnings	3,651	4,757	2,343	5,059	15,810

Earnings per Share, basic and diluted:
Continuing operations	0.05	0.05	0.02	0.04	0.16
Net earnings	0.05	0.05	0.02	0.04	0.16

Weighted average number of shares of common stock outstanding basic and diluted	80,748	89,490	100,749	117,523	97,874

22.           Subsequent Events:

During the period January 1, 2004 through February 20, 2004, the Company received subscription proceeds from its 2003 Offering of approximately $270.0 million representing the issuance of approximately 27.0 million shares of common stock.

On January 1, 2004 and February 1, 2004, the Company declared distributions totaling approximately $15.7 million and $16.7 million, respectively, or $0.064583 per share of common stock, payable by March 31, 2004, to stockholders of record on January 1, 2004 and February 1, 2004, respectively.

On February 12, 2004, through a wholly owned subsidiary, the Company entered into a stock purchase agreement with KKR Partners II, L.P., a Delaware limited partnership, KKR 1996 Fund, L.P., a Delaware limited partnership, Resort Associates, L.P., a Delaware limited partnership, Golf Associates, L.P., a Delaware limited partnership and KSL Recreation Corporation, a Delaware corporation (referred to as “KSL”), whereby the Company has agreed to acquire all of the outstanding capital stock of KSL and its subsidiaries, for approximately $1.4 billion in cash and estimated closing costs of approximately $25 million (the “KSL Acquisition”).  In connection with the KSL Acquisition, the Company paid a non-refundable deposit of $75 million in February 2004. Upon consummation of the six resorts currently owned by KSL will be acquired by the Company’s wholly owned subsidiaries and it will be subject to the outstanding debt of KSL and its subsidiaries (approximately $794 million as of February 2, 2004) (“Existing KSL Debt”) and any other outstanding liabilities.  The closing of the KSL Acquisition is subject to the fulfillment of certain conditions, such as customary approvals and other closing conditions.  If the conditions or not be satisfied, the KSL Acquisition may not occur.  The Company has received a commitment from a lender to finance the KSL Acquisition with a bridge loan of up to $1.86 billion (“KSL Bridge Loan”).  The Company may use the proceeds of the KSL Bridge Loan to repay the Existing KSL Debt simultaneously with the consummation of the KSL Acquisition or it may only draw approximately $1.1 billion on the KSL Bridge Loan and later refinance the Existing KSL Debt. The Company is in the process of obtaining a commitment to refinance the Existing KSL Debt (if such debt is not repaid simultaneously with the consummation of the KSL Acquisition) and/or a portion of the KSL Bridge Loan with the proceeds of permanent financing to be obtained within nine months of consummating the KSL Acquisition. The KSL Bridge Loan is expected to be repaid from a combination of permanent debt, or out of the proceeds that the Company, may receives from the sale of our common stock through the 2004 Offering.

In March 2004, the third-party tenants affiliated with Marriott for ten of the Company’s Properties with combined net operating income of approximately $13.0 million and base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company has begun discussions with those tenants on possible alternatives that would address the current circumstances including its possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of the Company’s TRS subsidiaries and managed by an affiliate of Marriott.  This possible alternative may include additional guarantees, provided by Marriott, of minimum returns which may not provide the same income stream as the base rents. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As these discussions continue it is possible that Marriott, on behalf of the tenants, will continue to pay the rent due under the current lease structure until such time that these leases are assigned or modified.  The Company may be required to return the security deposits received in connection with the current agreements.  Should the Company  take assignment of the leasehold interests, the operations of these hotels will be included in our consolidated statement of earnings in lieu of the rental income which is currently being recognized.

The Company developed and completed a Courtyard by Marriott in Foothill Ranch, California. The Property opened on February 18, 2004.

As indicated under Note 10, “Investments”, CNL Hospitality Partners, LP, a wholly owned subsidiary of the Company (“Hospitality Partners”), has invested approximately $19 million in HLP’s Series A convertible preferred partnership units (representing 190,266 Series A preferred partnership units which are convertible at any time for (among other securities) approximately 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust (“HT”), HLP’s parent entity, subject to certain adjustments).  Hospitality Partners has exercised its registration rights under that certain Registration Rights Agreement with HLP dated April 21, 2003 (the “Registration Rights Agreement”). Accordingly, on March 2, 2004, HT filed a registration statement on Form S-3 with the Commission registering the 2,816,460 common shares of beneficial interest of HT underlying the Company’s 190,266 Series A preferred partnership units in HLP.  Although the Company invoked its registration rights under the Registration Rights Agreement, at this time the Company does not know with certainty that it will exchange its preferred partnership units into common shares of beneficial interest, or if it does exercise its rights to convert the preferred partnership units into common shares of beneficial interest, that it will sell such shares.

During the first quarter of 2004, the Company began to actively consider various alternatives including Listing, recapitalization of its current debt structure, possible mergers, additional acquisitions or continuing to raise money and operate as it currently does.

The Company currently is seeking additional Properties or other permitted real estate related investment opportunities, such as investments into other real estate companies or partnerships.

Item 9. Changed in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Quarterly Evaluation.  Management carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which management refers to as the Company’s disclosure controls.  This evaluation was done under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer.  Rules adopted by the Commission require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this annual report.

Principal Executive Officer and Principal Financial Officer Certifications.  Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Principal Executive Officer and Principal Financial Officer.  The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications.  This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•      pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls.  Management, including the Company’s Principal Executive Officer and Principal Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.  Based upon the evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to management, including the Company’s Principal Executive Officer and Principal Financial Officer.

During the three months ended December 31, 2003, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) Audit Committee Financial Expert

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, the Company’s Board of Directors has determined that Robert E. Parsons is an independent director and a financial expert.

(b) Code of Ethics

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a code of ethics that applies to the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, or persons performing similar functions.  The Company’s Code of Business Conduct is available at its Internet website http://www.cnlonline.com.

(c) Section 16 (a) Beneficial Ownership Reporting Compliance

On February 14, 2003, an Annual Statement of Beneficial Ownership of Securities on Form 5 was not filed by Matthew W. Kaplan (at that time a director of the Company) on behalf of an LLC (of which he has been appointed a manager) with respect to a single transaction relating to shares as to which he disclaimed beneficial ownership.  Such Form was required to be filed by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder, and was subsequently filed.

Messrs. Bloom and Williams were appointed as executive officers of the Company on October 29, 2003.  Neither of these individuals filed a timely Initial Statement of Beneficial Ownership of Securities on Form 3.  Such Forms were required to be filed by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder, and were subsequently filed.  Neither individual owns shares in the Company.

Other information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  The following documents are filed as part of this report.

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b)                                 The Company filed the following reports during the quarter ended December 31, 2003, on Form 8-K:

On October 16, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to attach a press release, dated October 16, 2003, announcing the election of Robert E. Parsons, Jr. to its Board of Directors.

On October 20, 2003, the Company filed a Current Report on Form 8- K under Items 5 and 7 to attach a press release, dated October 17, 2003, announcing its intention to acquire a Property.

On December 16, 2003, the Company filed a Current Report on Form 8- K under Items 5 and 7 to attach a press release, dated December 15, 2003, announcing the acquisition of another Property.

On December 22, 2003, the Company filed a Current Report on Form 8- K under Items 5 and 7 to attach two press releases.  The press release dated December 17, 2003, announced the formation of a joint venture that acquired two Properties.  The press release dated December 18, 2003, announced the acquisition of an additional Property through a separate joint venture.

On December 31, 2003, the Company filed a Current Report on Form 8- K under Items 2 and 7 to disclose the acquisition of three additional Properties.

(c)                                  Exhibits

2.1

Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed May 9, 2003 and incorporated herein by reference.)

2.2

Amendment to Merger Agreement dated May 27, 2003 among the Company, CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

2.3

RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

2.4

Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

3.1

Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107279) filed July 23, 2003 and incorporated herein by reference.)

3.2	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

3.3

Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

3.4

Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.8 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference.)

3.5

Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-67124) filed June 26, 2002 and incorporated herein by reference.)

3.6

Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (Previously filed as Exhibit 3.3 to RFS Hotel Investors, Inc.’s (“RFS”) Form 10-K filed March 15, 2001 and incorporated herein by reference.)

3.7

Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., dated July 10, 2003 (Previously filed as Exhibit 3.17 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

4.1

Form of Reinvestment Plan (Included as Exhibit 4.10 in Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11(Registration No. 333-98074)  filed January 26, 2004 and incorporated herein by reference.)

4.2

Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.3

Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.4

Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.5

Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

10.1

Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2

Advisory Agreement dated as of April 1, 2003 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp.  (Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)

10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.5

Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Form of Reinvestment Plan (Included as Exhibit 4.10 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 Filed January 26, 2004 and

10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999.  Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; and Robert E. Parsons, Jr. dated November 3, 2003.  (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.10

Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.11

Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.12

Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.13

Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.14

Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.15

Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.16

Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.17

Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.18

Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.19

Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.20

Subscription and Stockholders’ Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.21

Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.22

Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.23

First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.24

Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.25

Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa (Previously filed as Exhibit 10.25 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.26

Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa and the TownePlace Suites - Newark (Previously filed as Exhibit 10.26 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.15 above)  (Previously filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.28

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above)  (Previously filed as Exhibit 10.16 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.29

Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.30

Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.31

Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.32

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.32 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.33

Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.33 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.34

Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (amends Exhibit 10.33 above)  (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.35

Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.36

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.37

Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites - Gaithersburg (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.38

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn - Merrifield (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.39

Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Merrifield (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.40

First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Mira Mesa, SpringHill Suites - Gaithersburg, Residence Inn - Merrifield and TownePlace Suites - Newark (amends Exhibits 10.26, 10.37 and 10.39 above)  (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.41

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard - Alpharetta (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.

10.42

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn - Cottonwood (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.43

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Mt. Laurel (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.44

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Scarborough (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.45

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Tewksbury (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.46

Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park, SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.47

First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park, SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.48

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites - Newark (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.49

Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.50

Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn - Little Lake Bryan (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.51

First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibit 10.49 above)  (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.52

First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibit 10.50 above)  (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.53

Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard - Little Lake Bryan, the Fairfield Inn - Little Lake Bryan and the SpringHill Suites - Little Lake Bryan (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.54

Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibits 10.49 and 10.51 above)  (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.55

Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibits 10.50 and 10.52 above)  (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.56

Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.57

$96,725,000 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the Registrant’s Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

10.58

Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P.  and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.59	Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.60	Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS’s Form 10-K filed March 31, 1999 and incorporated herein by reference.)

10.61	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.62	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.63

Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.64

First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation, RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS’s Form 10-K filed March 31, 1997 and incorporated herein by reference.)

10.65

Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS’s Form 10-K filed March 28, 2000 and incorporated herein by reference.)

10.66

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.67

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.68

Credit Agreement dated as of July 10, 2003 among RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), the Registrant (as parent to the borrowers), Bank of America, N.A. (as Administrative Agent) and the lenders named therein (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.

10.69

$320,000,000 Note between RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), and Banc of America Bridge LLC (as lender), dated as of July 10, 2003 (Previously filed as Exhibit 10.69 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

10.70

Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.71

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.72

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.73

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.74

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.75

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.76

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.77

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.78

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.79

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.80

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.81

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.82

Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously Filed as Exhibit 10.83 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.83

First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously Filed as Exhibit 10.82 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.84

Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously Filed as Exhibit 10.84 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.85

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously Filed as Exhibit 10.85 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a–14(a), as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a–14(a), as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Furnished herewith.)

(d)           Other Financial Information

The Company is required to file audited consolidated financial statements of Desert Ridge Resort Partners, LLC and WB Resort Partners, LP due to the significance of the results of operations for these unconsolidated subsidiaries.

The following summarized financial information is filed as part of this report as a result of Marriott providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company’s tenants. The aggregate carrying value of the properties covered by these credit enhancements and guarantees represents more than 20 percent of the Company’s total assets for the year ended December 31, 2003.  The summarized financial information presented for Marriott as of January 2, 2004 and January 3, 2003, and for each of the years ended January 2, 2004, January 3, 2003 and December 28, 2001, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended January 2, 2004.

Marriott International, Inc. and Subsidiaries

Selected Financial Data

(in Millions, except per share data)

Consolidated Balance Sheets Data:

	January 2, 2004	January 3, 2003

Current Assets	$1,235	$1,773
Noncurrent Assets	6,942	6,523
Current Liabilities	1,770	2,183
Noncurrent Liabilities	2,569	2,540
Stockholders’ Equity	3,838	3,573

Consolidated Statements of Income Data:

	Fiscal Year Ended, January 2, 2004	Fiscal Year Ended, January 3, 2003	Fiscal Year Ended, December 28, 2001

Gross revenues	$9,014	$8,415	$7,768

Costs and expenses (including income tax expense)	8,512	8,138	7,532

Net income	$502	$277	$236

Basic earnings per share	$2.16	$1.15	$0.97

Diluted earnings per share	$2.05	$1.10	$0.92

Desert Ridge Resort Partners, LLC

and Subsidiaries

Consolidated Financial Statements

As of and for the years ended December 31, 2003 and 2002

Report of Independent Certified Public Accountants

To the Members of

Desert Ridge Resort Partners, LLC

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in members’ capital (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Desert Ridge Resort Partners, LLC and its subsidiaries (the “Company”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS, LLP
Orlando, Florida
March 12, 2004

Desert Ridge Resort Partners, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2003 and 2002

	December 31,
	2003	2002
Assets

Current assets
Cash and cash equivalents	$2,191,589	$7,564,395
Accounts receivable, net of allowance for doubtful accounts of $168,642 at 2003	5,384,822	2,023,040
Due from affiliate	2,183,255	3,320,900
Prepaid expenses and other current assets	1,000,882	731,964

Total current assets	10,760,548	13,640,299

Restricted cash	916,220	51,397
Property and equipment, net	262,757,269	269,925,397
Loan costs, net of accumulated amortization of $3,678,003 and $2,453,184	4,844,274	5,939,243
Goodwill	1,556,115	1,556,115

Total assets	$280,834,426	$291,112,451

Liabilities and Members’ Capital (Deficit)

Current liabilities
Accounts payable and accrued expenses	$7,626,641	$7,313,811
Due to affiliate	237,160	5,159,727
Construction costs payable, including retainage payable of $7,259,224 at 2002	294,614	17,172,419
Obligation under cash flow hedge	7,779,323	9,724,228
Current portion of obligations under capital leases	216,613	41,188

Total current liabilities	16,154,351	39,411,373

Mortgage note payable	179,000,000	179,000,000
Other notes payable	89,730,398	51,175,811
Distributions payable	1,656,103	1,604,923
Accrued rent under operating leases	1,985,478	1,547,026
Obligations under capital leases	565,816	131,728

Total liabilities	289,092,146	272,870,861

Commitments

Members’ capital (deficit)	(8,257,720)	18,241,590

Total liabilities and members’ capital (deficit)	$280,834,426	$291,112,451

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2003 and 2002

	December 31,
	2003	2002

Revenues:
Room	$41,027,026	$1,411,216
Food and beverage	35,661,081	1,655,655
Other operating department	13,581,940	4,277,561

Total revenue	90,270,047	7,344,432

Costs and expenses:
Room	10,392,949	776,563
Food and beverage	23,293,158	2,227,158
Other operating departments	9,785,030	4,012,032
Interest expense and loan cost amortization	24,583,609	3,655,114
Pre-opening expenses	663,869	6,547,778
Depreciation	14,679,757	2,337,753
Property operations and maintenance	11,225,343	1,427,877
General and administrative	8,578,467	1,055,077
Sales and marketing	6,234,005	446,670
Management fees	2,707,665	209,649

Total costs and expenses	112,143,852	22,695,671

Net loss	$(21,873,805)	$(15,351,239)

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries

Consolidated Statement of Changes in Members’ Capital (Deficit) and Comprehensive Loss

December 31, 2003 and 2002

	Class A Members	Class B Members	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss

Balance at December 31, 2001	$12,644,106	$(2,064,419)	$(3,191,238)	$7,388,449

Capital contributions	30,642,956	5,703,991	—	36,346,947	$—

Distributions	(3,441,402)	(168,175)	—	(3,609,577)	—

Net loss	(14,911,887)	(439,352)	—	(15,351,239)	(15,351,239)

Current period adjustment to recognize fair value of cash flow hedge	—	—	(6,532,990)	(6,532,990)	(6,532,990)
Balance at December 31, 2002	$24,933,773	$3,032,045	$(9,724,228)	$18,241,590	$(21,884,229)

Capital contributions	—	—	—	—

Distributions	(5,902,951)	(667,459)	—	(6,570,410)	$—

Net loss	(19,651,427)	(2,222,378)	—	(21,873,805)	(21,873,805)

Current period adjustment to recognize fair value of cash flow hedge	—	—	1,944,905	1,944,905	1,944,905
Balance at December 31, 2003	$(620,605)	$142,208	$(7,779,323)	$(8,257,720)	$(19,928,900)

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2003 and 2002

	December 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(21,873,805)	$(15,351,239)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	14,679,757	2,337,753
Amortization of loan costs	1,224,819	1,198,872
Bad debt expense	235,793	747
Changes in operating assets and liabilities:
Accounts receivable	(3,597,575)	(1,788,211)
Due from affiliate	1,137,645	(3,267,460)
Prepaid expenses and other current assets	(268,918)	(548,002)
Accrued rent under operating leases	438,452	1,465,925
Accounts payable and accrued expenses	312,830	5,830,369
Due to affiliate	(4,922,567)	4,098,793

Net cash used in operating activities	(12,633,569)	(6,022,453)

Cash flows from investing activities:
Additions to property and equipment	(20,886,258)	(143,026,360)
Marriott Vacation Club payment of office build out	(2,690,000)	—
(Increase) decrease in restricted cash	(864,823)	69,157,535

Net cash used in investing activities	(24,441,081)	(73,868,825)

Cash flows from financing activities:
Borrowings, net of repayments, from other notes payable	38,554,587	48,886,390
Principal payments on capital lease obligations	(203,663)	(41,188)
Capital contributions from members	—	36,346,947
Distributions to members	(6,519,230)	(2,004,654)
Payment of loan costs	(129,850)	(110,576)

Net cash provided by financing activities	31,701,844	83,076,919

Net (decrease) increase in cash and cash equivalents	(5,372,806)	3,185,641

Cash and cash equivalents, beginning of period	7,564,395	4,378,754

Cash and cash equivalents, end of period	$2,191,589	$7,564,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of $14,979,037 in capitalized interest in 2002	$24,369,166	$685,653

Supplemental disclosure of non-cash investing/financing activities
Assets acquired through capital lease obligation	$813,176	$—
Distributions declared but not paid to Partners	$1,656,103	$1,604,923
Construction costs payable included in construction in progress	$294,614	$17,172,419
Ground rental capitalized to construction cost	$—	$515,246

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.                                      Business

Organization

Desert Ridge Resort Partners, LLC (the “LLC” or the “Company”) was organized pursuant to the laws of the State of Delaware on December 21, 2000.  Desert Ridge Resort, LLC and DRR Tenant Corporation are wholly owned subsidiaries of the LLC.  The LLC’s Class A Members’ are CNL DRR Investor, LP and CNL Desert Ridge Resort, Ltd. (collectively, the “Class A Members”) and Marriott International, Inc. is the Class B Member (“Marriott”).  The managing Member is CNL DRR Investor, LP.  Both classes of Members share in major decisions and there is substantially no difference between the rights and obligations of Class A Members and Class B Members.

The LLC was formed to own and operate a 950-room luxury resort located in Phoenix, Arizona (the “Property”).  The Property includes two championship golf courses, a 25,500 square foot spa and 78,000 square feet of meeting space.  Affiliates of the Members managed the construction activity under development agreements throughout the construction period.  Construction was completed on November 30, 2002 (the “Opening Date”), at which time the Property opened to the public.  The Property’s day-to-day activities are managed by an affiliate of Marriott, however, all Members must agree on key decisions affecting the Property.

The structure of the LLC is designed to allow its managing Member’s parent to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes.  In keeping with this goal, the LLC operates its Property through a taxable REIT subsidiary (“TRS”), as permitted by the REIT Modernization Act of 1999.

The LLC relies on capital contributions from the Class A Members and Marriott and borrowings under loans to fund capital expenditures, operating losses and negative cash flows.  For the years ended December 31, 2003 and 2002, the LLC incurred losses of approximately $21.9 million and $15.4 million, respectively.  As of December 31, 2003, the LLC had deficit capital of approximately $8.3 million.  In addition, the LLC had negative cash flows from operations for the years ended December 31, 2003 and 2002 of approximately $12.6 million and $6.0 million, respectively.  Losses and deficit cash flows at the Property may continue until such time as the Property establishes market presence and captures market share and could increase if the economy fails to recover.  The LLC has a Liquidity Facility Loan and Senior Loan Guarantee (see Note 5) to fund operating shortfalls and deficit debt service if needed.  The Members are committed to fund such shortfalls if they arise.

In accordance with the LLC agreement (the “Agreement”), (i) each Member’s account is credited with capital contributions, share of profits and (ii) each Members’ account is charged for amounts distributed to each Member.  The Class A Members and Class B Members own 89.8% and 10.2%, respectively, in the Company as a result of approximately $51.3 million and $5.8 million, respectively, in capital contributions since its formation.

Allocations and Distributions

Net operating profits are allocated (i) first, to the Members’ who received allocations of losses for earlier fiscal years, pro rata, in proportion to the cumulative amount of losses previously allocated to them, until those Members have received cumulative allocation of profits equal to the cumulative losses; (ii) next, to Members’, pro rata, in proportion to the cumulative distributions made to them, until those Members have received cumulative allocation of profits equal to the cumulative amount of such distributions; and (iii) thereafter, to the Members, pro rata, in proportion to their respective percentage interests.

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

In accordance with the LLC Agreement, the Company was required to pay each Member a return, computed at the rate of 11 percent per annum on the daily average outstanding balance of the Members’ unreturned capital prior to the Opening Date, as defined above.  After the Opening Date of the Property, the per annum distribution rate to Members increased to 11.5 percent.  These cash distributions are made based on cash available for distribution within thirty days of the end of each calendar quarter, as defined in the Agreement.  The Company has and may in the future borrow money as necessary to make distributions.  As of December 31, 2003 and 2002, the Company had distributions payable totaling approximately $1.7 million and $1.6 million, respectively.

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

Cash and Cash Equivalents

The LLC considers all amounts held in highly liquid instruments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents consist primarily of demand deposit accounts. Management believes the credit risk associated with cash and cash equivalents to be low due to the quality of the financial institutions in which these assets are held.

Beginning on the Opening Date, certain amounts of cash were restricted for maintenance and replacement of furniture, fixtures, and equipment.  These amounts are calculated as a certain percentage of gross revenue in accordance with the hotel management agreement.  The accompanying consolidated statements of financial position as of December 31, 2003 and 2002 include approximately $0.9 million and $0.1 million, respectively, which was restricted for maintenance and replacements.

Inventory

Inventory consists primarily of food and beverage inventory, merchandise and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market.  Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated statements of financial position.

Property and Equipment

Property and equipment is stated at cost and includes building, lease and land improvements and furniture, fixtures and equipment (“FF&E”).  Land improvements and FF&E are depreciated on the straight-line method over the assets’ estimated useful lives of 15 and 7 years, respectively.  Buildings are depreciated over 40 years.

Major renewals and betterments are capitalized and depreciated over the related assets’ estimated useful lives.  Expenditures for repairs and maintenance are expensed when incurred.  Interest and real estate taxes incurred relating to the construction of the resort and amenities are capitalized to construction in progress during the active construction period during 2002 prior to the Opening Date.

Deferred Loan Costs

Deferred loan costs, primarily loan origination and related fees, are capitalized and are being amortized over the term of the loan using the straight-line method which approximates the effective interest method.

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

Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the LLC is only subject to taxation of income on the profits and losses from the taxable REIT subsidiary (“TRS”) tenant operations.  The tax consequences of other LLC revenues and expenses, unrelated to the operation of the Property, will accrue to the Members.  Certain of these other revenues and expenses may be treated differently in the LLC’s income tax return than in the accompanying consolidated financial statements.  Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the Members’ income tax returns.

The LLC accounts for federal and state income taxes on its TRS tenant using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax-credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue.  Revenue is recognized when rooms are occupied and services have been performed.  Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated statements of financial position.  Advanced deposits of approximately $1.1 million and $1.1 million are included accounts payable and accrued expense in the accompanying consolidated statements of financial position as of December 31, 2003 and 2002, respectively.

Advertising and Promotion Costs

The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statement of operations.  Advertising, promotional and marketing costs totaled approximately $1.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.  These amounts are included in sales and marketing expenses in the accompanying consolidated statement of operations.

Derivative Financial Instruments

The LLC follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”), as amended.  FASB 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the consolidated statements of financial position.  Gains or losses resulting from changes in fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedging accounting treatment (the ineffective portion, if any, of all hedges is recognized in current earnings).

The LLC records the fair value of its interest rate swaps designated as a cash flow hedge in non-current liabilities with the offset to the other comprehensive income (loss) component of members’ capital (deficit).

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.  If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.  For the years ended December 31, 2003 and 2002, the LLC recorded no impairments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of guest and trade accounts receivable.  Concentration of credit risk with respect to guest and trade accounts receivable is limited due to the wide variety of customers and industries to which the Property’s services are sold, as well as the dispersion of customers across many geographic areas.

Reclassification

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the 2002 presentation.  These reclassifications had no effect on members’ capital (deficit) or results of operations.

3.                                      Property  and Equipment

Property and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002

Land and land improvements	$62,578,854	$63,466,377
Buildings	167,486,390	162,147,269
Furniture, fixtures and equipment	49,131,422	46,884,567
Equipment under capital leases	1,027,280	214,104
	280,223,946	272,712,317
Less: accumulated depreciation	(17,466,677)	(2,786,920)

	$262,757,269	$269,925,397

In 2003, the LLC received approximately $2.7 million from Marriott in connection with the build-out of a Marriott Vacation Club office.  This amount has been reflected as a reduction in property & equipment in the accompanying consolidated balance sheet as of December 31, 2003.  Accumulated depreciation for equipment under capital leases was approximately $0.3 million  and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

4.                                      Mortgage Note Payable

In December 2000, the LLC entered into a $179.0 million construction loan with an institutional lender to finance construction costs.  The construction loan is collateralized by a first mortgage and lien on the Property and all other LLC assets.  The construction loan has a seven-year term and is due on December 15, 2007.  Interest only payments are due quarterly on each March 15, July 15, September 15, and December 15 with the entire principal balance due at maturity.  The amount of debt reported in the accompanying consolidated statements of financial position approximates the fair value of such debt as of December 31, 2003 and 2002.

A portion of the construction loan bears interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (the “LIBOR”).  The LLC has entered into a seven-year interest rate swap agreement (the “Swap”) to effectively convert the variable rate portion of this mortgage to a fixed interest rate of 6.025% per annum.  The LLC designates the Swap a hedge of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur.  The counterparty to this agreement is a major financial institution.  The LLC is exposed to credit loss in the event of non-performance by the counterparty, however, the LLC does not anticipate non-performance by the major financial institution.  For the years ended December 31, 2003 and 2002, the LLC recorded adjustments to the fair value of this cash flow hedge of approximately $1.9 million and a loss of approximately $6.5 million, respectively, in other comprehensive income or loss.  The accumulated net loss for the Swap was approximately $7.8 million and $9.7 million, respectively, as of December 31, 2003 and 2002.   The blended interest rate on the aggregate principal amount of the $179.0 million mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately 10.13% per annum.

5.                                      Other Notes Payable

The LLC and Marriott entered into a series of agreements whereby Marriott International Capital Corporation has agreed to make four loans to the LLC: mezzanine loan A (the “Mezzanine Loan”); mezzanine loan B (the “Liquidity Facility Loan”); mezzanine loan C (the “Project Cost Facility Loan”) and mezzanine loan D (the “Senior Loan Guaranty Loan”).

A description of each loan is as follows:

Loan	Purpose of Loan	Maximum Capacity	Maturity	Interest Rate

Mezzanine Loan	Fund a portion of total development costs	$57,134,000	12/2007	Election of either a floating rate or a fixed rate (not to exceed 13.5%) *

Liquidity Facility Loan	Fund priority shortfalls from the operations of the Property	Lesser of $32,500,000 and 50% of Class A Members Contributions or cumulative priority shortfalls	12/2007	Election of either a floating rate or a fixed rate (not to exceed 13.5%) *

Project Cost Facility Loan	Fund renovation costs in excess of project budget	$30,000,000	12/2007	8% per annum

Senior Loan Guaranty Loan	Fund any deficiency in the payment of monthly debt service payments under the Mortgage Loan	$45,000,000	12/2007	8% per annum

* The managing member had the option to elect either the floating or fixed interest rate at the time of the initial advance. The floating rate is equal to one-month LIBOR plus 700 basis points and the fixed rate is equal to US Treasury Security, with maturity closest to the Mezzanine Loan and the Liquidity Facility Loan maturity date, plus 700 basis points.  Based on this election, these loans bear interest at an annual rate of 8.876%.

** The Senior Loan Guaranty Loan has no limit on the amount that can be borrowed until such time the debt service coverage ratio achieves 1.125 percent.  Once the debt service coverage ratio reaches 1.125 percent, future fundings under the Senior Loan Guaranty Loan are limited to $30 million.

At December 31, 2003 and 2002, approximately $21.5 million and $5.4 million, respectively, were outstanding under the Liquidity Facility Loan and approximately $57.5 million and $45.7 million, respectively, were outstanding under the Mezzanine Loan.  At December 31, 2003 and 2002, approximately $8.5 million and $0, respectively was outstanding under the Project Cost Facility Loan.  No amount was outstanding under the Senior Loan Guarantee Loan at December 31, 2003 or 2002.  Collateral for these loans is restricted to assets relating to the hotel property. Each of the loans are due in December 2007.

Marriott International Capital Corporation has agreed to loan up to approximately $2.3 million to the LLC for additional improvements relating to the future occupancy of Marriott Vacation Club (see Note 7).  The loan will bear interest at 8% per annum, with the principal due on December 15, 2008.  As of December 31, 2003, the Company had borrowed approximately $2.2 million under this facility.

6.                                      Leases

The LLC is a lessee of various types of equipment used in operating the Property.  The LLC’s leases are categorized as operating or capital leases based upon the terms in the lease agreements.  The LLC also leases two parcels of land from the State of Arizona under two separate operating lease agreements, on which the luxury resort and the two golf courses are located.  These leases are effective until July 2092 and require escalating base rents.  Rental payments are due annually.  Total rent expense under all operating leases, including the land leases, for the years ended December 31, 2003 and 2002, were approximately $1.2 million and $0.6 million, respectively.  These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002.  The LLC has recorded accrued rent of approximately $2.0 million and $1.5 million as of December 31, 2003 and 2002, respectively, as a result of straight-lining the minimum annual rental payments under the terms of the land leases.

Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

2004	$254,128
2005	276,528
2006	196,528
2007	173,767
Total future minimum lease payments	900,951
Less: interest	(118,522)
Present value of net minimum lease payments	782,429
Less: current portion	(216,613)

$565,816

Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

2004	$694,594
2005	688,056
2006	626,921
2007	436,672
2008	486,003
Thereafter	76,839,012

Total	$79,771,258

7.                                      Transactions with Related Parties

Hotel Management Agreement

The LLC entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property.  Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues.  The Manager also earns an incentive management fee ranging from 20 percent to 50 percent of operating cash flow.  The LLC incurred management fees of approximately $2.7 million and $0.2 million during the years ended December 31, 2003 and 2002, respectively.

Development Agreements

The Company entered into agreements for $9 million with affiliates of the managing member and Marriott to manage the construction of the Property.  Under these agreements, approximately $0.2 million and $3.0 million has been paid during the years ended December 31, 2003 and 2002, respectively.    These amounts have been capitalized to the cost of property and equipment in the accompanying consolidated statements of financial position.

Other

In connection with the development of a Marriott Vacation Club resort (the “MVC Resort”) within close proximity to the Property, the LLC has committed to lease office and lobby space to the MVC Resort for the purposes of the establishment of a gallery and the promotion of Marriott Vacation Club International.  The term of the lease is eight years from the Opening Date of the Property and will result in annual rental income of approximately $0.4 million.  During the years ended December 31, 2003 and 2002, the Company received approximately $0.4 million and $0.03 million, respectively in income in connection with this lease which has been included in other operating department revenue.

The LLC has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept.  The Company incurred approximately $5.0 million and $0.2 million, respectively, for the years ended December 31, 2003 and 2002, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations.  The following table summarizes these expenses by major category:

	2003	2002
Advertising	$1,133,045	$36,610
Marriott Rewards	951,257	12,407
Insurance	1,006,730	20,730
Reservations	430,204	83,806
Accounting Services	1,413,645	95,101
Other	28,359	—

Total	$4,963,240	$248,654

The LLC has bonus plans, based on profitability formulas, which provide incentive compensation for key officers and employees.  Amounts charged to expense for bonuses to property management totaled approximately $0.9 million and $0 for the years ended December 31, 2003 and 2002, respectively.  These amounts are allocated between various hotel cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statement of earnings.

As of December 31, 2003 and 2002, amounts due to Marriott and affiliates was approximately $0.2 million and $5.2 million, respectively, and is included in due to affiliates in the accompanying consolidated statements of financial position.

As of December 31, 2003 and 2002, amounts due from Marriott were approximately $2.2 million and $3.3 million, respectively, for receivables collected by Marriott on behalf of the LLC.

8.                                      Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated statements of financial position at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax asset:
Net operating loss	$9,906,000	$2,821,000

Deferred tax liability:
Accelerated depreciation	(4,281,000)	(514,000)

Net deferred tax asset	5,625,000	2,307,000
Valuation allowance	(5,625,000)	(2,307,000)

	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses.  The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $25.7 million and $6.0 million as of December 31, 2003 and 2002, respectively, which is available to offset future taxable income.  The estimated net operating loss carry-forward expiration dates are as follows:

2020	$481,000
2021	5,491,000
2022	19,692,000

$25,664,000

The Company has not recorded this potential future benefit because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

9.                                      Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business.  Management does not believe that resolution of these matters will have a material adverse impact on the Partnership’s financial condition or results of operations.

* * * * *

WB Resort Partners, L.P.

and Subsidiaries

Consolidated Financial Statements

As of and for the years ended December 31, 2003 and 2002

Report of Independent Certified Accountants

To the Partners of

WB Resort Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of WB Resort Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS, LLP
Orlando, Florida
March 12, 2004

WB Resort Partners, L.P. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2003 and 2002

	2003	2002
Assets

Current assets
Cash and cash equivalents	$5,243,688	$3,309,558
Accounts receivable, net of allowance for doubtful accounts of $106,386 and $72,508	5,537,842	3,986,276
Prepaid expenses and other current assets	1,429,438	861,371
Total current assets	12,210,968	8,157,205

Restricted cash	7,541,324	11,662,018
Property, construction in progress and equipment, net	190,954,732	198,140,180
Loan costs, less accumulated amortization of $1,492,860 and $860,569	1,639,679	2,271,970

Total assets	$212,346,703	$220,231,373

Liabilities and Partners’ Capital

Current liabilities
Accounts payable and accrued expenses	$11,236,623	$9,423,012
Construction costs payable, including retainage payable $112,758 at 2002	636,388	1,716,283
Distribution payable	7,364,726	2,463,838
Current portion of capital lease obligation	763,472	1,081,799

Total current liabilities	20,001,209	14,684,932

Mortgage note payable	130,000,000	130,000,000
Other notes payable	44,079,608	27,798,189
Capital lease obligation	26,001	757,851
Accrued rent from operating leases	2,447,356	391,072
Total liabilities	196,554,174	173,632,044

Commitments (Note 9)

Partners’ capital	15,792,529	46,599,329

Total liabilities and partners’ capital	$212,346,703	$220,231,373

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2003 and 2002

	2003	2002

Revenues:
Rooms	$42,211,855	$35,776,082
Food and beverage	8,851,845	7,427,279
Other operating departments	4,702,101	3,463,235

Total revenue	55,765,801	46,666,596

Cost of sales and other expenses:
Rooms	12,859,657	11,741,511
Food and beverage	8,478,072	7,665,138
Other operating departments	962,904	1,000,286
Property operations and maintenance	15,222,139	14,527,007
Depreciation	11,975,475	9,340,907
Interest and loan cost amortization	15,124,872	10,381,823
General and administrative	5,027,709	3,938,931
Sales and marketing	5,486,112	5,070,257
Management fees	1,660,663	1,398,192

Total costs and expenses	76,797,603	65,064,052

Net loss	$(21,031,802)	$(18,397,456)

The accompanying notes are an integral part of these consolidated financial statements

WB Resort Partners, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

As of December 31, 2003 and 2002

	General Partner	Limited Partners	Total

Balance, December 31, 2001	$39,529	$39,488,694	$39,528,223

Contributions	33,924	33,889,576	33,923,500

Distributions	(8,455)	(8,446,483)	(8,454,938)

Net loss	(18,397)	(18,379,059)	(18,397,456)

Balance, December 31, 2002	$46,601	$46,552,728	$46,599,329

Contributions	—	—	—

Distributions	(9,775)	(9,765,223)	(9,774,998)

Net loss	(21,032)	(21,010,770)	(21,031,802)

Balance, December 31, 2003	$15,794	$15,776,735	$15,792,529

The accompanying notes are an integral part of these consolidated financial statements

WB Resort Partners, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(21,031,802)	$(18,397,456)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,975,475	9,340,907
Amortization of loan costs	632,291	623,910
Provision for bad debt expense	107,386	80,802
Changes in operating assets and liabilities:
Accounts receivable	(1,658,952)	(2,858,087)
Prepaid expenses and other current assets	(568,067)	706,364
Accrued rent from operating leases	2,056,284	391,072
Accounts payable and accrued expenses	1,813,611	3,994,909
Net cash used in operating activities	(6,673,774)	(6,117,579)

Cash flows from investing activities:
Additions to property and equipment	(5,869,922)	(27,468,646)
Decrease (increase) in restricted cash	4,120,694	(11,585,008)

Net cash used in investing activities	(1,749,228)	(39,053,654)

Cash flows from financing activities:
Proceeds from other notes payable	16,281,419	20,048,437
Principal payments on capital lease obligations	(1,050,177)	(1,046,303)
Capital contributions from partners	—	33,923,500
Distributions to partners	(4,874,110)	(7,204,518)
Payment of loan costs	—	(106,072)

Net cash provided by financing activities	10,357,132	45,615,044

Net increase in cash and cash equivalents	1,934,130	443,811
Cash and cash equivalents, beginning of period	3,309,558	2,865,747

Cash and cash equivalents, end of period	$5,243,688	$3,309,558

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $5,431,858 in 2002	$14,461,778	$8,772,225

Supplementary disclosure of non-cash investing and financing activities:

Distributions declared but not paid to partners	$7,364,726	$2,463,838
Construction costs payable included in construction in progress	$636,388	$1,716,283

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.                                      Business

Organization

WB Resort Partners, L.P. (the “Partnership”) was organized pursuant to the laws of the State of Delaware on July 27, 2001.  WBM Resort, L.P., WBR Parent, LLC and WBR Tenant Corporation are wholly owned subsidiaries of the Partnership.  The Partnership’s general partner is CNL WBR GP Corp. (the “General Partner”) and the limited partners are CNL WBR Investor, L.P., Marriott International, Inc. (“Marriott”) and Waikiki Beach Resort, Ltd. (collectively, the “Limited Partners”).

The Partnership was formed to own and operate a resort located in Honolulu, Hawaii (the “Property”).  The Partnership negotiated a fixed fee agreement with a contractor for $65 million to renovate the Property.  As of December 31, 2003, renovations have been completed.  The Property’s day-to-day activities are managed by an affiliate of Marriott, however, all partners must agree to key decisions affecting the Property.

The structure of the Partnership and its subsidiaries is designed to allow the parent of its majority owner to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes.  In keeping with this objective, the Partnership operates its Property through a taxable REIT subsidiary (“TRS”), as permitted by the REIT Modernization Act of 1999.

The General Partner and Limited Partners hold a 0.1% and 99.9% interest, respectively, as a result of capital contributions totaling approximately $0.1 million and $84.9 million in the Partnership in order to obtain the following percentage interests:

Partner

Percentage Interest

General Partner	0.1%
CNL WBR Investor, L.P.	48.9%
Waikiki Beach Resort, Ltd.	36.0%
Marriott	15.0%

The Partnership relies on capital contributions from the General Partner and Limited Partners and borrowings under loans to fund capital expenditures, operating losses and negative cash flows.  Since completing significant renovations in 2002, the Hawaiian market has continued to be significantly impacted by reduced Asian travel since September 2001 as well as the overall weakness in the economy.  For the years ended December 31, 2003 and 2002, the Partnership reported net losses of approximately $21.0 million and $18.4 million, respectively.  In addition, the Partnership had negative cash flows from operations for the years ended December 31, 2003 and 2002 of approximately $6.7 million and $6.1 million, respectively.  Losses and deficit cash flows at the Property may continue until economic recovery of the region occurs.  Cash flow deficits are possible in the future, which may require additional funding.  The General Partner and Limited Partners are required by the limited partnership agreement to make their pro-rata share of capital contributions required to fund operating shortfalls of the Partnership.  If any partner fails to make such required capital contribution, they will be in default.  In accordance with the partnership agreement, non-defaulting partners may elect to cure such default by making the defaulting partner’s capital contribution, which will be considered a loan from the non-defaulting partner to the defaulting partner.

Allocations and Distributions

Net operating profits and net operating losses are allocated to the General and Limited Partners in accordance with their respective ownership interests.

In addition, the General Partner and Limited Partners are entitled to a return of 11.5% per annum (the “11.5% Preferred Return”).  The cumulative 11.5% Preferred Return is to be paid quarterly to each partner based on the capital accounts of each partner during the quarter.  As of December 31, 2003 and 2002, the Partnership had distributions payable totaling approximately $7.4 million and $2.5 million, respectively.  As of December 31, 2003 and during the second half of 2003, the Partnership did not generate sufficient cash flows from operations to allow for the payment of distributions to the General Partner of the Limited Partners.  Although the 11.5% Preferred Return will continue to accrue, there is no guarantee when the Partnership will be able to pay these amounts.

2.                                      Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

Basis of Financial Statement Presentation

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WB Resort Partners, L.P. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Partnership considers all amounts held in highly liquid instruments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents consist primarily of demand deposit accounts. Management of the Partnership believes the credit risk associated with cash and cash equivalents to be low due to the quality of the financial institutions in which these assets are held.

Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Partnership’s Property of which approximately $7.5 million and $11.7 million, respectively, is restricted cash in the accompanying consolidated balance sheet as of December 31, 2003 and 2002.  These amounts are calculated as a certain percentage of sales in accordance with the hotel management agreement (see Note 7).

Inventory

Inventory consists primarily of food and beverage inventory and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market.  Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Property, Construction in Progress and Equipment

Property, construction in progress and equipment is stated at cost and includes building, land improvements and furniture, fixtures and equipment.  Building, land improvements and furniture, fixtures and equipment are depreciated on the straight-line method over the assets’ estimated useful lives of 40, 15 and 7 years, respectively.

Expenditures for major renewals and betterments are capitalized and depreciated over the related assets’ estimated useful lives.  Expenditures for repairs and maintenance are expensed when incurred.  Interest and real estate taxes incurred relating to renovation of the resort and amenities are capitalized to construction in progress during the active renovation period.

Deferred Loan Costs

Loan costs, primarily loan origination and related fees, are capitalized and are being amortized over the term of the loan using the straight-line method which approximates the effective interest method.

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue.  Revenue is recognized when rooms are occupied and services have been performed.  Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets.  Advanced deposits of approximately $0.4 million and $0.7 million are included in the accompanying consolidated balance sheet as of December 31, 2003 and 2002, respectively.

Advertising and Promotion Costs

The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying statement of operations.  Advertising, promotional and marketing costs totaled approximately $3.4 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively.

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

Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from the TRS tenant operations.  The tax consequences of other Partnership revenues and expenses, unrelated to the operation of the Property, will accrue to the partners.  Certain of these other revenues and expenses may be treated differently in the Partnership’s income tax return than in the accompanying consolidated financial statements.  Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the Partners’ income tax returns.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.  If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.  For the years ended December 31, 2003 and 2002, the Partnership recorded no impairments.

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to a concentration of credit risk consist principally of guest and trade accounts receivable.  Concentration of credit risk with respect to guest and trade accounts receivable is limited due to the wide variety of customers and industries to which the Property’s services are sold, as well as the dispersion of customers across many geographic areas.

3.                                      Property, Construction in Progress and Equipment, Net

Property, construction in progress and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002

Building	$121,436,927	$121,329,538
Leasehold improvements	36,487,296	—
Land improvements	7,145,528	2,265,081
Furniture, fixtures and equipment	46,531,674	23,546,112
Equipment under capital leases	3,234,183	3,234,183
	214,835,608	150,374,914
Less: accumulated depreciation	(23,880,876)	(11,905,401)
Construction in progress	—	59,670,667

	$190,954,732	$198,140,180

Accumulated depreciation for equipment under capital leases was approximately $2.5 million and $1.5 million as of December 31, 2003 and 2002, respectively.

4.                                      Mortgage Note Payable

In July 2001, the Partnership entered into a $130.0 million mortgage loan with an institutional lender to finance a portion of the Property acquired and future renovation costs.  The mortgage is collateralized by a first mortgage and lien on the building and all other assets.  The loan bears interest at 8.53% per annum and matures on August 15, 2006.  Interest only payments are due monthly through maturity.  For the years  ended December 31, 2003 and 2002, the Partnership incurred approximately $11.2 million and $8.0 million, respectively in interest expense from this loan net of amounts capitalized in 2002.  The amount of debt reported in the accompanying consolidated balance sheets approximates the fair value of such debt as of December 31, 2003 and 2002.

5.                                      Other Notes Payable

On July 27, 2001, the Partnership and Marriott entered into a loan agreement whereby Marriott has agreed to provide three loans to the Partnership: a liquidity facility loan (“Mezz Loan A”); a senior loan guaranty (“Mezz Loan B”); and a cost overrun loan (“Mezz Loan C”).

A description of each loan is as follows:

Loan	Purpose of Loan	Maximum Capacity	Maturity	Interest Rate

Mezz Loan A	Fund priority shortfalls from the operations of the Property	$20,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

Mezz Loan B	Fund any deficiency in the payment of monthly debt service payments under the Mortgage Loan	$20,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

Mezz Loan C	Fund renovation costs in excess of project budget	$10,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

At December 31, 2003, approximately $21.5 million, $22.6 million and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively.  As of December 31, 2002, approximately $13.0 million, $14.8 million and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively.  The Partnership does not anticipate funding under Mezz Loan C since renovations have been complete.  The interest rate on the Mezz Loan A and Mezz Loan B was 8.382 percent and 8.876 percent at December 31, 2003 and 2002, respectively.  The Partnership incurred interest expense of approximately $3.1 million and $1.6 million, respectively, in interest expense from these loans during the years ended December 31, 2003 and 2002, respectively.

6.                                      Leases

The Partnership is a lessee of various types of equipment used in operating the Property.  Leases are categorized as operating or capital leases based upon the terms in the lease agreements.

The following is a schedule by years of future minimum rental payments required under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2003:

2004	792,334
2005	25,247
Total future minimum lease payments	817,581
Less: interest	(28,108)
Present value of net minimum lease payments	789,473
Less: current portion	(763,472)

$26,001

The Partnership leases two parcels of land under ground leases, on which the Property is located.  These operating leases are effective until 2080 and 2050, respectively.  One of the land leases has escalating base rents from 2001 to 2008.  The base rents from 2008 through 2080 and 2050, respectively, will never be less than 2008 base rent and will increase every five years by the consumer price index.  The minimum annual rent has been straight-lined over the life of these leases.  Both leases contain percentage rent calculations based on percentages of gross revenues, as defined.  Rent expense, including accrued rental expense and lease taxes for the years ended December 31, 2003 and 2002, was approximately $5.1 million and $4.7 million, respectively.  Percentage rent for the years ended December 31, 2003 and 2002 was $0.2 million and $0.1 million, respectively.  These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

Future minimum lease rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

2004	4,794,000
2005	4,794,000
2006	4,794,000
2007	4,794,000
2008	4,794,000
Thereafter	337,248,000

$361,218,000

7.                                      Transactions with Related Parties

Hotel Management Agreement

The Partnership entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property.  Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues.  The Manager also earns an incentive management fee equal up to 50 percent of operating profits in excess of certain payment thresholds.  The Partnership incurred fixed management fees of approximately $1.7 million and $1.4 million during the years ended December 31, 2003 and 2002, respectively.

Other

The Partnership has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept.  The Company incurred approximately $5.7 million and $4.1 million, respectively, for the years ended December 31, 2003 and 2002, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations.  The following table summarizes these expenses by major category:

	2003	2002
Advertising	$2,042,291	$1,695,056
Marriott Rewards	608,301	438,407
Insurance	947,964	380,344
Reservations	1,794,918	1,264,760
Accounting Services	210,351	235,526
Other	117,471	88,991

Total	$5,721,296	$4,103,084

The Partnership receives rental income under an arrangement with Marriott Vacation Club.  Revenues recognized from this arrangement in 2003 and 2002 were approximately $0.4 million and $0.3 million, respectively.  These amounts are included in other operating departments revenue in the accompanying consolidated statements of operations.

As of December 31, 2003 and 2002, amounts due from Marriott and affiliates were approximately $0.1 million and $0, respectively, for miscellaneous receivables collected by Marriott on behalf of the Partnership.

As of December 31, 2003 and 2002, amounts due to Marriott and affiliates were approximately $4.9 million and $0, respectively, for payroll and other costs paid by Marriott on behalf of the Partnership.

8.                                      Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss	$9,768,000	$6,583,000

Accrued rent	935,000	562,000
Deferred tax liabilities:
Accelerated depreciation	(3,283,000)	(1,921,000)

Net deferred tax asset	7,420,000	5,224,000
Valuation allowance	(7,420,000)	(5,224,000)

	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses.  The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $25.6 million and $11.2 million as of December 31, 2003 and 2002, respectively, which is available to offset future taxable income.  The estimated net operating loss carry-forward expiration dates are as follows:

2020	$4,047,000
2021	7,202,000
2022	14,304,000

$25,553,000

The Company has not recorded this potential future benefit because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

9.                                      Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business.  Management does not believe that resolution of these matters will have a material adverse impact on the Partnership’s financial condition or results of operations.

* * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 15, 2004
JAMES M. SENEFF, JR.

/s/ Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 15, 2004
ROBERT A. BOURNE

/s/ Thomas J. Hutchison, III	Chief Executive Officer	March 15, 2004
THOMAS J. HUTCHISON, III	(Principal Executive Officer)

/s/ C. Brian Strickland	Executive Vice President,	March 15, 2004
C. BRIAN STRICKLAND	(Principal Financial and
Accounting Officer)

/s/ Charles E. Adams	Independent Director	March 15, 2004
CHARLES E. ADAMS

/s/ Lawrence A. Dustin	Independent Director	March 15, 2004
LAWRENCE A. DUSTIN

/s/ Craig M. McAllaster	Independent Director	March 15, 2004
CRAIG M. MCALLASTER

/s/ Robert E. Parsons	Independent Director	March 15, 2004
ROBERT E. PARSONS

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Years Ended December 31, 2003, 2002 and 2001

			Additions		Deductions
Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Utilized	Balance at End of Year

2001	Deferred tax asset valuation allowance	$—	—	—	—	$—

2002	Deferred tax asset valuation allowance	$—	—	4,314	—	$4,314

2003	Deferred tax asset valuation allowance	$4,314	—	5,784	—	$10,098

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

December 31, 2003

	Initial Costs			Costs Capitalized Subsequent To Acquisition		Gross Amount at Which Carried at Close of Period
	Land	Buildings	Equipment	Improvements	Carrying Costs	Land	Buildings	Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Del Coronado Hotel Del Coronado, California	$8,549	$23,824	$33,024	$—	$—	$68,549	$223,824	$33,024	$325,397	$430	1888	12/2003

Hotel and Resort Properties, each less than 5% of total Various cities and states	391,991	2,439,765	279,599	29,719	—	396,627	2,439,869	304,578	3,141,074	143,532	Various	Various

	$60,540	$2,663,589	$312,623	$29,719	$—	$465,176	$2,663,693	$337,602	$3,466,471	$143,962

(1)           Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 are summarized as follows:

	Cost (2)(4)	Accumulated Depreciation
Hotel and Resort Properties
Balance, December 31, 2000	$590,963	$10,919
Acquisitions	373,706	—
Depreciation expense (3)	—	21,465

Balance, December 31, 2001	964,669	32,384
Acquisitions	468,772	—
Depreciation expense (3)	—	34,864

Balance, December 31, 2002	1,433,441	67,248
Acquisitions	2,033,030	—
Depreciation expense (3)	—	74,949

Balance, December 31, 2003	$3,466,471	$142,197

(2)

As of December 31, 2003, 2002, and 2001, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $3.5 billion, $1.4 billion, and $1.0 billion, respectively.  All of the leases are treated as operatingleases for federal income tax purposes.

(3)	Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4)

During the years ended December 31, 2003, 2002, and 2001, the Company incurred acquisition fees totaling  $20.3 million, $16.2 million, and $5.5 million, respectively, paid to the Advisor.  Acquisition fees are included in land and buildings atDecember 31, 2003, 2002, and 2001.

EXHIBIT INDEX

Exhibit Number

2.1

Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003  (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed May 9, 2003 and incorporated herein by reference.)

2.2

Amendment to Merger Agreement dated May 27, 2003 among the Company, CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

2.3

RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

2.4

Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

3.1

Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-107279) filed July 23, 2003 and incorporated herein by reference.)

3.2	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

3.3

Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

3.4

Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.8 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference.)

3.5

Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc.  (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-67124) filed June 26, 2002 and incorporated herein by reference.)

3.6

Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (Previously filed as Exhibit 3.3 to RFS Hotel Investors, Inc.’s (“RFS”) Form 10-K filed March 15, 2001 and incorporated herein by reference.)

3.7

Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., dated July 10, 2003 (Previously filed as Exhibit 3.17 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

4.1

Form of Reinvestment Plan  (Included as Exhibit 4.10 in Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11(Registration No. 333-98074)  filed January 26, 2004 and incorporated herein by reference.)

4.2

Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.3

Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.4

Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.5

Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

10.1

Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2

Advisory Agreement dated as of April 1, 2003 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp.  (Previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)

10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.5

Form of Unconditional Guaranty of Payment and Performance  (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Form of Reinvestment Plan (Included as Exhibit 4.10 to Post-Effective Amendment No. six to the Registrant’s Registration Statement on Form S-11 Filed January 26, 2004 and

10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999.  Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; and Robert E. Parsons, Jr. dated November 3, 2003.  (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.10

Agreement of Limited Partnership of CNL Hospitality Partners, LP  (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.11

Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn - Gwinnett Place  (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.12

Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Gwinnett Place  (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.13

Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.14

Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.15

Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Gwinnett Place  (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.16

Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn - Buckhead (Lenox Park)  (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.17

Master Revolving Line of Credit Loan Agreement with CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998  (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.18

Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999  (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.19

Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999  (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.20

Subscription and Stockholders’ Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999  (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.21

Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999  (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.22

Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard - Philadelphia  (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.23

First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard - Philadelphia  (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.24

Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard - Philadelphia  (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.25

Lease Agreement between CNL Hospitality Partners, LP, and RST4 Tenant LLC, dated December 10, 1999, relating to the Residence Inn - Mira Mesa  (Previously filed as Exhibit 10.25 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.26

Purchase and Sale Agreement between Marriott International, Inc., TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn - Mira Mesa and the TownePlace Suites - Newark  (Previously filed as Exhibit 10.26 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.15 above)  (Previously filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.28

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn - Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above)  (Previously filed as Exhibit 10.16 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.29

Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center  (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.30

Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica  (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.31

Purchase and Sale Agreement between CNL Hospitality Corp., as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica  (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.32

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated June 17, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert  (Previously filed as Exhibit 10.32 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.33

Purchase and Sale Agreement between PDH Associates LLC, as Seller, and CNL Hospitality Corp., as Buyer, dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert  (Previously filed as Exhibit 10.33 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.34

Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert (amends Exhibit 10.33 above)  (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.35

Assignment Agreement between CNL Hospitality Corp. and CNL Hospitality Partners, LP, relating to the Courtyard - Palm Desert and the Residence Inn - Palm Desert  (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.36

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the SpringHill Suites - Gaithersburg  (Previously filed as Exhibit 10.36 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.37

Purchase and Sale Agreement between SpringHill SMC Corporation, as Seller, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill Suites - Gaithersburg  (Previously filed as Exhibit 10.37 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.38

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated July 28, 2000, relating to the Residence Inn - Merrifield  (Previously filed as Exhibit 10.38 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.39

Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Merrifield  (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.40

First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn - Mira Mesa, SpringHill Suites - Gaithersburg, Residence Inn - Merrifield and TownePlace Suites - Newark  (amends Exhibits 10.26, 10.37 and 10.39 above)  (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

10.41

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Courtyard - Alpharetta  (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.42

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the Residence Inn - Cottonwood  (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.43

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Mt. Laurel  (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.44

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Scarborough  (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.45

Lease Agreement between CNL Hospitality Partners, LP and CCCL Leasing LLC, dated August 18, 2000, relating to the TownePlace Suites - Tewksbury  (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.46

Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park, SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury  (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.47

First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn - Cottonwood, Courtyard - Alpharetta and Overland Park, SpringHill Suites - Raleigh, and TownePlace Suites - Mt. Laurel, Scarborough and Tewksbury  (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.48

Lease Agreement between CNL Hospitality Partners, LP and RST4 Tenant LLC, dated November 4, 2000, relating to the TownePlace Suites - Newark  (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.49

Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard - Little Lake Bryan  (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.50

Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn - Little Lake Bryan  (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.51

First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibit 10.49 above)  (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.52

First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibit 10.50 above)  (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.53

Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard - Little Lake Bryan, the Fairfield Inn - Little Lake Bryan and the SpringHill Suites - Little Lake Bryan  (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.54

Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard - Little Lake Bryan (amends Exhibits 10.49 and 10.51 above)  (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.55

Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn - Little Lake Bryan (amends Exhibits 10.50 and 10.52 above)  (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.56

Indenture Agreement among Desert Ridge Resort, LLC, as Issuer; Bank One, National Association, as Trustee; and Financial Structures Limited, as Insurer, dated December 15, 2000, relating to the Desert Ridge Property  (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.57

$96,725,000 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001  (Previously filed as Exhibit 10.56 to the Registrant’s Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

10.58

Consolidated Lease Amendment dated as of February 27, 1996 between RFS Partnership, L.P.  and RFS, Inc. (Previously filed as Exhibit 10.3 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.59	Form of Future Percentage Lease Agreement (Previously filed as Exhibit 10.4 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.60	Schedule of terms of Percentage Leases (Previously filed as Exhibit 10.2(a) to RFS’s Form 10-K filed March 31, 1999 and incorporated herein by reference.)

10.61	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.62	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.63

Master Agreement dated February 1, 1996 among Doubletree Corporation, Seedling Merger Subsidiary, Inc., RFS, Inc., RFS Hotel Investors, Inc. and RFS Partnership, L.P. (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed March 14, 1996 and incorporated herein by reference.)

10.64

First Amendment to Master Agreement dated as of November 21, 1996 among Doubletree Corporation,  RFS, Inc., RFS Hotel Investors, Inc., RFS Partnership, L.P., RFS Leasing, Inc., RFS Financing Partnership, L.P., DTR RFS Lessee, Inc. (Previously filed as Exhibit 10.9(a) to RFS’s Form 10-K filed March 31, 1997 and incorporated herein by reference.)

10.65

Termination Agreement dated as of January 26, 2000 among RFS, Inc., RFS Leasing, Inc., DTR RFS Lessee, Inc., RFS Partnership, L.P., RFS Financing Partnership, L.P., Plano Inn, L.P., RFS SPE 1 1998 LLC, RFS SPE 2 1998 LLC, Ridge Lake General Partner, Inc., RFS Hotel Investors, Inc., Doubletree Corporation and Hilton Hotels Corporation (Previously filed as Exhibit 10.15 to RFS’s Form 10-K filed March 28, 2000 and incorporated herein by reference.)

10.66

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.67

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.68

Credit Agreement dated as of July 10, 2003 among RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), the Registrant (as parent to the borrowers), Bank of America, N.A. (as Administrative Agent) and the lenders named therein  (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.

10.69

$320,000,000 Note between RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), and Banc of America Bridge LLC (as lender), dated as of July 10, 2003  (Previously filed as Exhibit 10.69 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

10.70

Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (Previously filed as Exhibit 10.3 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.71

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.72

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.73

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.74

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.75

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.76

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.77

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (Previously filed as Exhibit 10.10 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.78

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.79

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.80

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.81

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.82

Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.83 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.83

First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.84

Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.85

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a—14(a), as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (Furnished herewith.)