Form 10-K/A
period 2003-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2004-04-29
CIK 1017022

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24097

                        CNL HOSPITALITY PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                    MARYLAND                                        59-3396369
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

                            450 SOUTH ORANGE AVENUE
                             ORLANDO, FLORIDA 32801
          (Address of principal executive offices, including zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (407) 650-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS:                    NAME OF EXCHANGE ON WHICH REGISTERED:
              --------------------                    -------------------------------------
                      None                                        Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................
Item 2.   Properties..................................................
Item 3.   Legal Proceedings...........................................
Item 4.   Submission of Matters to a Vote of Security Holders.........

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................
Item 9A.  Controls and Procedures.....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................
Item 13.  Certain Relationships and Related Transactions..............
Item 14.  Principal Accountant Fees and Services......................

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................
Signatures............................................................
Certifications........................................................
Schedule II -- Valuation and Qualifying Accounts......................
Schedule III -- Real Estate and Accumulated Depreciation..............
Exhibits..............................................................

                                EXPLANATORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 includes the text of the Form 10-K in its entirety and is being filed solely to reflect the (i) addition of information in Item 1 and
Item 8 (Note 16 to the Consolidated Financial Statements) concerning payment to CNL Hospitality Corp. of a deferred asset management fee; (ii) clarifying changes and corrections of typographical errors in Items 1, 5, 7, 8, (Note 22 to the Consolidated Financial Statements), Item 9A and Item 15(d); (iii) numerical changes in Item 6, Item 7 and Item 8 (Notes 4, 7 and 12 to the Consolidated Financial Statements), Item 15(d) and Schedule III for the purpose of correcting typographical errors therein; (iv) insignificant changes to the supplemental schedule of non-cash investing activities of the consolidated statements of Cash Flows in Item 8; (v) addition of the information required by Part III of the report (accordingly, reference to the Registrant's definitive proxy statement on the cover page of the report has been deleted); (vi) addition and deletion of Exhibits in Part IV of the report; (vii) additions and modifications to our risk factors. The changes in the Form 10-K/A have no effect on stockholders' equity and the operating results of the Registrant for any of the years presented. This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-K as originally filed and does not reflect events occurring after the original filing of the Form 10-K.

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

     We are engaged primarily in the acquisition, development and ownership of interests in hotel and resort properties including limited service hotels, extended stay hotels, and full service hotels and resorts, which we refer to as "Properties." We have retained CNL Hospitality Corp. as our advisor to provide management, acquisition, development, advisory and certain administrative services. As of December 31, 2003, we owned interests in 130 Properties, located primarily across the United States with one Property, located in Montreal, Canada. We generally lease our Properties to wholly owned taxable REIT subsidiary entities ("TRS") and contracts with third-party managers to operate the Properties under affiliations with national hotel and resort brands. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to run their hotel and resort operations. We include rental income from operating leases in our consolidated results of operations for these Properties. For some Properties, we have received various credit enhancement guarantees from third-party managers who, subject to limitations, have guaranteed performance levels for Properties they manage up to varying maximum amounts.

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

     We were formed in June 1996, at which time we received an initial capital contribution of $0.2 million from CNL Hospitality Corp. for 20,000 shares of common stock. Since that time, through December 31, 2003, we have sold approximately 243.7 million shares of our common stock, raising approximately $2.4 billion of capital through five best-efforts public stock offerings. On July 23, 2003, we filed a registration statement on

Form S-11 under the Securities Act of 1933, as amended, whereby we may offer up to an additional 400 million shares of common stock (representing $4 billion of capital) to the public on a best-efforts basis, which we refer to as the "2004 Offering", including up to 50 million shares ($500 million) which may be available to stockholders purchasing shares through our reinvestment plan. If commenced, the 2004 Offering is expected to start sometime after the completion of our current stock offering of 175 million shares representing $1.75 billion of capital, which commenced on February 4, 2003 which we refer to as the "2003 Offering". CNL Securities Corp., an affiliate of CNL Hospitality Corp., is the managing dealer for our equity offerings.

     Since our inception our primary investment objectives have been to preserve, protect, and enhance our assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, or payments on mortgage loans we have provided to other hotel and resort operators, and increasing our income (and distributions) and providing protection against inflation through, in the case of triple-net leases, the receipt of percentage rent and/or automatic increases in base rent; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment within four years, either in whole or in part, through (a) the listing of our shares on a national securities exchange or over-the-counter market or (b) if we are unable to list our shares on a national securities exchange or over-the-counter market within four years, the commencement of orderly sales of our Properties and distribution of the proceeds thereof (outside the ordinary course of business and consistent with our objectives of qualifying as a REIT). As a result of the REIT Modernization Act of 1999 (the "RMA"), we have expanded our activities to meet our objectives whereby we seek to provide increases in income (and distributions) by taking advantage of the TRS structure allowed by the RMA. To meet our objectives, we seek to purchase established Properties with stabilized cash flows or to obtain credit enhancements that supplement cash flow in advance of stabilization and obtain priority partnership positions or operating guarantees. We may not meet these investment objectives. During the first quarter of 2004, we began to actively consider various alternatives including a public underwritten offering of common stock, the possible merger of us and our advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers or acquisitions, and continuing to raise capital under the 2004 Offering. We expect that the 2003 Offering will be completed in March 2004.

     For the next four years or until our shares are listed on a national securities exchange or over-the-counter market, we intend, to the extent consistent with our objective of qualifying as a REIT, to invest in additional Properties or entities owning Properties or provide mortgage loans to other hotel and resort operators or make other permitted investments, using any proceeds from the sale of a Property or mortgage loans provided to other hotel and resort operators or from other permitted investments that are not required to be distributed to stockholders in order to preserve our REIT status for federal income tax purposes. We will not sell any assets if such sale would not be consistent with our objective of qualifying as a REIT. If the listing of our shares on a national securities exchange or over-the-counter market occurs, we intend to use any net sales proceeds not required to be distributed to stockholders in order to preserve our status as a REIT to invest in additional Properties or entities owning Properties, to provide mortgage loans and other permitted investments.

     From time to time we may sell some Properties. In deciding the precise timing and terms of Property sales, our advisor, CNL Hospitality Corp. , will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. In connection with sales of our Properties, we may take purchase money obligations as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, we will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

     On July 10, 2003, we acquired all of the outstanding stock of RFS Hotel Investors, Inc. for approximately $383 million and assumed approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million). In connection with this transaction, we obtained 57 additional Properties.

     In February 2004, we entered into an agreement to acquire all of the outstanding capital stock of KSL Recreation Corporation and their subsidiaries ("KSL") for approximately $1.4 billion plus the assumption of debt (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pending Investments, Completed Developments and Other Events Subsequent to December 31, 2003"). Upon consummation of this transaction, six of the resorts currently owned by KSL will be held by our wholly owned subsidiaries. In connection with the execution of this agreement, we have paid a non-refundable deposit of $75 million.

     During the year ended December 31, 2003, we adopted the provisions of FIN 46R ("Consolidation of Variable Interest Entities"). As a result, we consolidate investments in variable interest entities for which we are the primary beneficiary. Prior to FIN 46R, a company generally consolidated another entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption of FIN 46R resulted in the consolidation of several of our previously unconsolidated subsidiaries. FIN 46R does not require but does permit restatement of previously issued financial statements. We have restated prior years' accompanying consolidated financial statements to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the current and prior periods presented herein. These restatements had no effect on stockholders' equity or net earnings.

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

  CERTAIN MANAGEMENT SERVICES

     Pursuant to an Advisory Agreement, CNL Hospitality Corp. provides management services relating to our business, the Properties and the mortgage loans we may provide to other hotel and resort operators. Under this agreement, CNL Hospitality Corp. is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and our revolving line of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants' or managers' books and records; and responding to tenants' or managers' inquiries and notices. In exchange for these services, CNL Hospitality Corp. is entitled to receive fees. For its services, CNL Hospitality Corp. receives an asset management fee, which is calculated monthly in an amount equal to one-twelfth of 0.60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus one-twelfth of 0.60% of the outstanding principal amount of any mortgage loans, as of the end of the preceding month. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the mortgage loans, CNL Hospitality Corp. receives an acquisition fee equal to 4.5% of gross proceeds from the offerings, loan proceeds from permanent financing and a portion of our revolving line of credit that is used to acquire Properties.

     In late 2003, CNL Hospitality Corp. allowed us to defer the payment of the asset management fees until September 15, 2004. The reason for the deferral was to provide us with additional liquidity as we evaluate the timing of economic and industry recovery. We did not pay asset management fees after August 2003 and in January 2004, CNL Hospitality Corp. refunded to us all of the asset management fees which had previously been paid during 2003. Out of the total $11.6 million due to related parties as of December 31, 2003, $5.3 million relates to asset management fees. These fees are due upon demand or by September 15, 2004. We will continue to accrue and will remain obligated to pay asset management fees to CNL Hospitality Corp.

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

  AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website (http://www.cnlonline.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "Commission").

  EMPLOYEES

     We have no employees other than our officers who are not compensated by us. Information with respect to our officers is incorporated in Item 11, "Executive Compensation". We have retained CNL Hospitality Corp. as our advisor to provide management, acquisition, development, advisory and some administrative services and have retained other affiliates to provide additional administrative services.

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

  RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

  A SMALL NUMBER OF HOTELS AND RESORTS REPRESENT A HIGH PERCENTAGE OF OUR PRO FORMA ADJUSTED HOTEL AND RESORT REVENUES AND SIGNIFICANT ADVERSE CHANGES AT ANY ONE OF THESE HOTELS OR RESORTS MAY AFFECT OUR ABILITY TO MAKE DISTRIBUTIONS TO STOCKHOLDERS.

     Ten of our hotels and resorts represent a significant percentage of our anticipated revenues. Significant adverse changes in the operations of any one of these hotels or resorts could adversely affect our results of operations, financial condition, ability to service debt and ability to make distributions to stockholders.

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

  WE DO NOT OPERATE OUR HOTELS AND RESORTS AND, AS A RESULT, ARE DEPENDENT ON THIRD-PARTY MANAGEMENT COMPANIES.

     In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels and resorts or participate in the decisions affecting their daily operations. Instead, we, through a TRS lessee, must enter into management agreements with third-party management companies, or we must lease our hotels and resorts to third-party tenants. We do not control these third-party management companies and tenants who operate and are responsible for maintenance and other day-to-day management of our hotels and resorts, including the implementation of strategic decisions. Thus, even if we believe our hotels and resorts are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or tenant to change its method of operation of our hotels and resorts. Our results of operations, financial condition, ability to service debt and ability to make distributions to stockholders are, therefore, dependent on the ability of these third-party management companies and tenants to operate our hotels and resorts successfully.

     If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected hotels and resorts. While it has been our policy to enter into agreements only with third-party management companies and tenants with substantial prior hotel and resort experience, we may not be able to make such arrangements in the future.

  OUR TRS STRUCTURE SUBJECTS US TO THE RISK OF INCREASED HOTEL AND RESORT OPERATING EXPENSES.

     The performance of our TRS lessees is based on the operations of our hotels and resorts. Our operating risks include not only changes in hotel and resort revenues and changes to our TRS lessees' ability to pay the rent due under the leases, but also increased hotel and resort operating expenses, including, but not limited to, the following:

     - wage and benefit costs;

     - repair and maintenance expenses;

     - energy costs;

     - property taxes;

     - insurance costs; and

     - other operating expenses.

     Any increases in these operating expenses could have a significant adverse impact on our earnings and cash flows.

                                       6.1

  WE OPERATE MANY OF OUR HOTELS AND RESORTS THROUGH A LIMITED NUMBER OF THIRD-PARTY MANAGEMENT COMPANIES AND COULD BE ADVERSELY AFFECTED IF THOSE THIRD-PARTY MANAGEMENT COMPANIES OR THEIR BRANDS EXPERIENCE NEGATIVE PUBLICITY OR OTHER ADVERSE DEVELOPMENTS.

     As of December 31, 2003, Marriott and Hilton managed hotels that generated significant portions of our revenues. Because of this concentration, adverse publicity or other adverse developments that affect Marriott or Hilton or their brands generally may materially decrease our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders. We may increase our concentration in a limited number of third-party management companies.

  OUR INABILITY OR THAT OF THIRD-PARTY MANAGEMENT COMPANIES OR OUR THIRD-PARTY TENANTS TO MAINTAIN FRANCHISE LICENSES COULD DECREASE OUR REVENUES.

     Maintenance of franchise licenses for our hotels and resorts is subject to our franchisors' operating standards and other terms and conditions. Franchisors periodically inspect our hotels and resorts to ensure that we, our third-party tenants and third-party management companies maintain their standards. Failure by us or one of our third-party tenants or third-party management companies to maintain these standards or comply with other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel or resort. As a condition to maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

     If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel or resort without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel or resort because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels or resorts could materially and adversely affect our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders.

  WE MAY NOT BE ABLE TO IDENTIFY OR COMPLETE SUITABLE ACQUISITIONS THAT MEET OUR INVESTMENT CRITERIA, WHICH MAY IMPEDE OUR GROWTH OR DIMINISH OUR PROFITABILITY.

     Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We may not be successful in identifying or consummating acquisitions or investments on satisfactory terms or at all, which would slow our growth and, in turn, could adversely affect our value.

     Our ability to acquire properties on favorable terms may be subject to the following significant risks:

     - we may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including other affiliated and non-affiliated REITs, institutional pension funds, private equity investors and owner-operators of hotels and resorts;

     - even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price, which could affect our profitability;

     - we may be unable to finance an acquisition on favorable terms or at all;

     - we may spend more time and funds than the time and amounts budgeted to make necessary improvements or renovations to acquired properties; and

     - we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to known or unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

  RESORTS OPERATED UNDER INTERIM MANAGEMENT AGREEMENTS MAY NOT PERFORM AS WELL AS THEY WOULD UNDER LONG-TERM MANAGEMENT AGREEMENTS.

     On April 2, 2004, we completed the KSL acquisition, which includes six destination resorts that represent a significant portion of our expected revenues. In connection with this acquisition, we entered into nine month interim management agreements with an affiliate of the former KSL parent. We may experience disruptions in business during the interim period before we enter into long-term management agreements for the properties. In addition, the interim third-party management companies may decide to focus more of their resources on other properties with respect to which they have long-term management agreements.

  WE MAY BE UNABLE TO INTEGRATE ACQUIRED HOTELS AND RESORTS INTO OUR OPERATIONS OR OTHERWISE MANAGE OUR PLANNED GROWTH, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Since January 2001, we have acquired 104 hotels and resorts for over $5.5 billion. We plan to continue to acquire a substantial number of additional hotels and resorts. We may be unable to adapt our management, administrative, accounting and operational systems, or to hire and retain sufficient operational staff, to integrate these investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of hotels and resorts generate additional operating expenses that we are required to pay. As we acquire additional hotels and resorts, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate any acquisitions into our portfolio successfully could have a material adverse effect on our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders.

  HOTELS AND RESORTS WITH LIMITED OPERATING HISTORY THAT WE ACQUIRE MAY NOT ACHIEVE DESIRED RESULTS.

     Many of our acquisitions are likely to be newly-developed hotels and resorts. Newly-developed or newly-renovated hotels and resorts may not have operating histories sufficient to allow us to make decisions in acquiring these hotels and resorts based on historical performance. The purchase prices of these hotels and resorts are typically based upon our expectations of their anticipated operating results, subjecting us to risks that such hotels and resorts may not achieve anticipated operating results within anticipated time frames or may never achieve these results. Consequently, we may not be able to generate enough cash flow from these hotels and resorts to make debt payments or pay operating expenses. In addition, room revenues may be lower than those required to provide us with our anticipated return on investment. Our failure to achieve desired results could have a material adverse effect on our results of operations, financial condition, ability to service debt and ability to make distributions to stockholders.

  WE MAY BE UNABLE TO COMPLETE AND OPERATE DEVELOPED PROPERTIES SUCCESSFULLY.

     We intend to continue to develop and substantially renovate hotels and resorts. Our future development and construction activities involve the following significant risks:

     - we may be unable to obtain construction financing or, if we finance development projects through construction loans, permanent financing, at all or on favorable terms;

     - we may not complete development projects on schedule or within budgeted amounts;

     - we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

     - occupancy rates and rents at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

  CHANGING BRAND AFFILIATION, CHANGING THIRD-PARTY MANAGEMENT COMPANIES AND/OR RENOVATING OUR HOTELS AND RESORTS MAY NOT IMPROVE THEIR FINANCIAL PERFORMANCE.

     Since January 2001, we have renovated, changed brand affiliation and/or changed third-party management company for 36.8% of our hotels and resorts, based on number of rooms. We undertake these actions to improve results of operations at these properties. If these renovations, changes of brand affiliation and/or changes of third-party management companies at our properties do not, in fact, improve their financial performance, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders, may be adversely affected.

  MANY OF OUR HOTELS AND RESORTS ARE LOCATED IN CALIFORNIA, FLORIDA, HAWAII AND ARIZONA, WHICH INCREASES OUR EXPOSURE TO THE RISKS OF ADVERSE LOCAL ECONOMIC CONDITIONS.

     Although our properties are located in 37 states, there is a concentration of properties in California, Florida, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets, such as a localized economic recession or an increase in state or local tax rates, could have a disproportionately adverse effect on our results of operation, financial condition, ability to service debt and ability to make distributions to stockholders.

  WE ARE DEPENDENT ON KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED.

     We rely on a small number of persons who comprise our existing senior management, particularly Thomas J. Hutchison III, our chief executive officer, and John A. Griswold, our president and chief operating officer, to carry out our business and investment strategies. They may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

  JOINT VENTURE INVESTMENTS COULD BE ADVERSELY AFFECTED BY OUR LACK OF SOLE DECISION-MAKING AUTHORITY, OUR RELIANCE ON A CO-VENTURER'S FINANCIAL CONDITION AND DISPUTES BETWEEN US AND OUR CO-VENTURERS.

     We are currently involved in 12 joint ventures that own a total of 24 hotels and resorts. We may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or entity. In these situations, we are not in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

  WE MAY INVEST IN PROPERTIES OUTSIDE OF THE UNITED STATES, WHICH WILL SUBJECT US TO DIFFERENT LEGAL, MONETARY AND POLITICAL RISKS, AS WELL AS CURRENCY EXCHANGE RISKS, AND MAY CAUSE UNPREDICTABILITY IN A SOURCE OF OUR CASH FLOWS.

     We currently own a hotel in Montreal, Canada and may in the future invest in other hotel and resort properties located outside the U.S. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations, including:

     - enactment of laws prohibiting or restricting the foreign ownership of property;

     - laws restricting us from repatriating profits earned from activities within the foreign country, including the payment of distributions;

     - exchange rate fluctuations;

     - change in the availability, cost and terms of mortgage funds resulting from varying national economic policies or changes in interest rates; and

     - terrorism, war or civil unrest.

     Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations if we invest in additional properties outside the U.S. We have limited experience owning hotels or resorts outside the U.S.

  ADVERSE TAX CONSEQUENCES MAY DETER US FROM SELLING ANY OF THE HOTELS AND RESORTS WE ACQUIRED AS PART OF THE KSL ACQUISITION EVEN IF WE WOULD OTHERWISE CHOOSE TO DO SO.

     The fair market value of the hotels and resorts we acquired as part of the KSL acquisition exceeded the adjusted basis of the properties at the time we acquired them, which is considered "built-in gain" for tax purposes. If we sell any of these properties within ten years and recognize gain on the sale, the "built-in gains" for the property will be subject to tax at the highest corporate rate applicable. Because of these adverse tax consequences, we may refrain from selling these properties within the ten-year period, even if we would otherwise consider it advisable to do so.

  SOME OF OUR THIRD-PARTY TENANTS AND THIRD-PARTY MANAGEMENT COMPANIES MAY HAVE THE RIGHT TO PURCHASE OUR PROPERTIES.

     A third-party tenant that leases two of our properties and two third-party management companies that, in the aggregate, manage 70 of our properties have a right of first offer to purchase the properties leased or managed by them in the event that we elect to sell the underlying property to an unaffiliated entity. Pursuant to our agreement, we must notify the third-party tenant or management company of our intention to sell a property, and it then has a period not to exceed 30 days to negotiate the terms of purchase acceptable to us. If we cannot reach agreement within those 30 days, we may pursue other buyers for the property. The right of first offer held by the third-party tenant and the third-party management companies may impact our ability to dispose of properties in a timely manner, which could affect our results of operations and cash flows.

  DECREASING FUNDING FROM CREDIT ENHANCEMENTS MAY ADVERSELY AFFECT OUR DISTRIBUTIONS TO STOCKHOLDERS.

     In the past when we have leased hotels and resorts to our third-party tenants, we have required certain of them to provide performance guarantees or other credit enhancements in order to assure us minimum levels of revenue. Due to industry and economic conditions during the last two years, the performance of some of the properties for which credit enhancements were in place required the tenants to fund a significant amount of the credit enhancement and, in turn, we have utilized much of the funds received from credit enhancements to fund a portion of our distributions. During 2003, we recognized $41.5 million in cash and approximately

$24.8 million in revenue from credit enhancements. As of December 31, 2003, funds available to us from our credit enhancements had begun to be fully utilized or had expired. In addition, hotels and resorts leased to a TRS lessee typically do not provide credit enhancements. As of December 31, 2003, a significant majority of our portfolio of properties were leased to our TRS lessees, and we intend to continue to use the TRS structure for properties acquired in the future and potentially in the conversion of properties currently under triple net leases. The decreased availability of credit enhancements may adversely affect our cash flow and our distributions to stockholders.

RISKS RELATED TO THE LODGING INDUSTRY

  THE RECENT ECONOMIC SLOWDOWN, THE EVENTS OF SEPTEMBER 11, 2001, MILITARY ACTIVITY IN THE MIDDLE EAST AND THE OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, HAVE ADVERSELY AFFECTED THE TRAVEL AND LODGING INDUSTRIES, AND THESE ADVERSE EFFECTS MAY CONTINUE.

     As a result of the attacks on the World Trade Center and the Pentagon on September 11, 2001, the SARS outbreak, war in Iraq and the effects of the economic recession, the lodging industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. Like the rest of the lodging industry, our hotels and resorts have experienced declines in occupancy and other operating statistics due to the reduction in travel.

     We are unable to predict with certainty when or if travel and lodging demand will be fully restored to normal levels. We cannot presently determine the impact that the September 11, 2001 terrorist attacks, future events such as military or police activities in the U.S. or foreign countries and future terrorist activities or threats of such activities, or health epidemics could have on our business. Our business and properties may continue to be affected, including hotel and resort occupancy and revenues, and, as a result, our revenues may remain at reduced levels or be reduced further. In addition, other terrorist attacks, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on the markets on which shares of our common stock will trade, the lodging industry at large, and our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders.

  WE DO NOT HAVE CONTROL OVER THE MARKET AND BUSINESS CONDITIONS THAT AFFECT THE VALUE OF OUR HOTELS AND RESORTS.

     Our hotels and resorts are subject to varying degrees of risk generally common to the ownership of hotels and resorts, many of which are beyond our control, including the following:

     - increased competition from other hotel and resort properties in our markets;

     - new hotel and resort supply in our markets, which adversely affects occupancy and revenues at our hotels and resorts;

     - dependence on business, commercial and leisure travelers and tourism;

     - dependence on group and meeting/conference business;

     - increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

     - increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

     - changes in interest rates and in the availability, cost and terms of debt financing;

     - changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

     - adverse effects of international, national, regional and local economic and market conditions; and

     - risks generally associated with the ownership of hotel and resort properties and real estate, as we discuss in more detail below.

     These factors could have an adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

  THE LODGING INDUSTRY IS HIGHLY COMPETITIVE.

     The lodging industry is highly competitive. Our hotels and resorts compete with other existing and new hotels and resorts in their geographic markets. Since we do not operate our hotels and resorts, our revenues depend on the ability of the third-party management companies and our-third party tenants to compete successfully with other hotels and resorts in their respective markets. Many of our competitors have substantially greater marketing and financial resources than we do. If the third-party management companies and our third-party tenants are unable to compete successfully or if our competitors' marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.

  THE LODGING INDUSTRY IS SEASONAL IN NATURE.

     The seasonality of the lodging industry can be expected to cause quarterly fluctuations in our revenues. Generally, hotel and resort revenues are greater in the second and third quarters than in the first and fourth quarters, and our hotels' and resorts' operations have historically reflected this trend. In addition, our quarterly earnings may be adversely affected by factors outside our control, such as extreme weather conditions, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may borrow in order to make distributions to our stockholders. Those borrowings may reduce the amounts available for other purposes, such as acquisitions.

  OPERATING COSTS AND CAPITAL EXPENDITURES FOR HOTEL AND RESORT RENOVATION MAY BE GREATER THAN ANTICIPATED.

     Our hotel and resort properties, particularly older structures, have an ongoing need for renovations and other capital improvements, including periodic replacements. Some of these capital improvements may be mandated by health, safety or other regulations. In addition, we may acquire hotels and resorts in the future that require significant renovation. These capital improvements may give rise to the following risks:

     - possible environmental problems;

     - construction cost overruns and delays;

     - a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

     - uncertainties as to market demand or a loss of market demand after capital improvements have begun.

     If these expenses exceed our estimates, the additional cost could have an adverse effect on amounts available for distribution to stockholders.

  THE INCREASING USE OF INTERNET TRAVEL INTERMEDIARIES BY CONSUMERS MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Some of our hotel and resort rooms are booked through Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel and resort rooms as a commodity, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our hotel and resort brands, which could have an adverse effect on our business because we rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and the third-party management companies and our third-party tenants fail to appropriately price room inventory in a manner that maximizes yields, room revenues may flatten or decrease and our profitability may be adversely effected.

     RISKS RELATED TO CONFLICTS OF INTEREST. We will be subject to conflicts of interest arising out of our relationships with CNL Hospitality Corp., our advisor, and with our other affiliates, including the following:

     - Some of the officers and directors of CNL Hospitality Corp. and our officers and directors currently are engaged, and in the future are expected to engage, in the management of other business entities and properties and in other business activities associated with our affiliates. Additionally, some of the officers and directors are majority owners of CNL Hospitality Corporation. These officers and directors may experience conflicts of interest in allocating management time, services, and functions among us and the various entities in which any of them are or may become involved and could take actions that are more favorable to the other entities than to us.

     - CNL Hospitality Corp. has been engaged to perform various services for us and will receive fees and compensation for these services. None of the agreements for these services were the result of arm's-length negotiations. The timing and nature of fees and compensation to CNL Hospitality Corp. could create a conflict between its interests and those of our stockholders.

     - A conflict could arise because affiliates may compete with us to acquire hotel properties or invest in mortgage loans of a type suitable for acquisition by us and may be better positioned to make such acquisitions or investments as a result of relationships that may develop with various operators of hotel and resort brands and their franchisees.

     - A conflict also could arise in connection with CNL Hospitality Corp.'s determination as to whether or not to purchase or sell a Property, since the interests of CNL Hospitality Corp. and our stockholders may differ as a result of their distinct financial and tax positions and the compensation to which CNL Hospitality Corp. or its affiliates may be entitled upon the purchase or sale of a Property.

     - A conflict could arise in connection with the determination of whether or not to list our shares of common stock on a national securities exchange since CNL Hospitality Corp. and other affiliates may receive different amounts of compensation and other benefits if our shares are listed, and that compensation could be paid earlier if the listing of our shares occurs. The Board of Directors must approve the listing of our shares on a national securities exchange or over-the-counter market.

     - We have in the past and may in the future invest in joint ventures with other programs sponsored by CNL Hospitality Corp. or its affiliates. Potential situations may arise in which the interests of the co-venturer or co-venturers may conflict with our interests.

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

     Payments of principal and interest on borrowed funds may leave us with insufficient cash resources to invest in our properties or to pay regular distributions or distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

     - our cash flow may be insufficient to meet our required principal and interest payments;

     - we may be unable to borrow additional funds as needed or on favorable terms;

     - we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

     - because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

     - we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

     - we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

     - our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

     - we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

     - we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

     - our default under any one of our loans with cross default or cross collateralization provisions could result in a default under our other loans.

     If any of these events were to occur, our result of operations, financial condition, ability to service debt service and ability to make distributions to our stockholders could be adversely effected. Additionally, after servicing our debt, we may be forced to borrow additional funds in order to make regular distributions to you or distributions required to maintain our qualification as a REIT. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

GENERAL RISKS RELATED TO THE REAL ESTATE INDUSTRY

  ILLIQUIDITY OF REAL ESTATE INVESTMENTS COULD SIGNIFICANTLY IMPEDE OUR ABILITY TO RESPOND TO ADVERSE CHANGES IN THE PERFORMANCE OF OUR PROPERTIES AND HARM OUR FINANCIAL CONDITION.

     Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel or resort properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

     We may decide to sell our hotels and resorts in the future, but we may be unable to sell any hotel or resort property on favorable terms. It may take an unexpectedly long time to find a willing purchaser and to close the sale of a hotel or resort property. The sale of some properties, including any properties from the acquisition, might subject us to significant adverse tax consequences. Therefore, we may refrain from liquidating those properties, even if it would otherwise be advisable to do so.

     We may be required to expend funds to correct defects or to make improvements before a hotel or resort property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a hotel or resort property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

  UNINSURED AND UNDERINSURED LOSSES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND OUR ABILITY TO MAKE DISTRIBUTIONS TO OUR STOCKHOLDERS.

     We, the third-party tenants or the third-party management companies maintain insurance on each of our properties, including coverage for general liability, umbrella liability, workers' compensation and property damage (including earthquake, flood, business income and ordinance coverage) under policy forms we believe are customarily obtained by hotel owners. Some of our hotels and resorts are located in areas of the country where they may experience hurricane or high-wind activity, while others are located in areas that are subject to earthquake activity. Of the hotels and resorts located in areas of high seismic risk, some were constructed under building codes that were less stringent with regard to earthquake related requirements. An earthquake could cause significant uninsured damage to these properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake insurance are insured subject to deductibles that we believe are customarily obtained by hotel owners.

     However, insurance for certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, may be or become either unavailable, too difficult to obtain or not economically feasible. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations and distributions to stockholders could be reduced. Also, we may not be able to obtain financing if a lender were to require that we purchase this type of insurance coverage as a condition to a financing and we were unable to obtain such coverage.

     Additionally, inflation, changes in building codes and ordinances, environmental considerations and other facts or also might make it impractical to use insurance proceeds to replace a particular hotel or resort after it was damaged or destroyed. In those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position. If any of these or similar events occur, it may reduce the return from the property and the value of our investment.

  INCREASES IN PROPERTY TAXES COULD ADVERSELY AFFECT OUR ABILITY TO MAKE EXPECTED DISTRIBUTIONS.

     Each hotel and resort is subject to real and personal property taxes. The real and personal property taxes on hotel and resort properties in which we invest may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits that have led many of them, and may in the future lead others, to increase assessments and/or taxes. If property taxes increase, our ability to make expected distributions to our stockholders could be adversely affected.

  ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR RESULTS.

     The costs of complying with existing environmental laws, ordinances and regulations, and future legislation may significantly increase our operating expenses. Under various federal and state environmental laws and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for tenant property damage and for the costs of investigation, removal or remediation of hazardous or toxic substances on, under or in such property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially decrease funds available to distribute to stockholders. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination at any of our properties may adversely effect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

     We obtain Phase I environmental studies for each property before we acquire it. Nevertheless, it is possible that these reports, when obtained, do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. In certain situations, we may determine to acquire a property in which an environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other satisfactory arrangements, such as a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, tenant, management company or occupant has created an environmental condition not known to us. Future laws, ordinances or regulations may impose additional material environmental liability. The current environmental condition of our properties may be affected by the tenants, third-party management companies and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.

  COSTS ASSOCIATED WITH COMPLYING WITH THE AMERICANS WITH DISABILITIES ACT MAY ADVERSELY EFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our hotels and resorts are substantially in compliance with these requirements, a determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the hotels and resorts may occur. If we were required to make substantial modifications at the hotels and resorts to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to our stockholders could be adversely affected.

  WE WILL HAVE NO ECONOMIC INTEREST IN THE LAND UNDERLYING GROUND LEASE PROPERTIES.

     We hold all or a material portion of five of our properties through ground leases. For these properties, we do not own, or have a leasehold interest in, the underlying land, unless we enter into an assignment or other agreement. Thus, with respect to these ground lease properties, we will have no economic interest in the land or building at the expiration of the lease on the underlying land, although we generally will retain partial ownership of, and will have the right to remove, any equipment that we may own in the building. As a result, while we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with any ground lease property.

  WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH OTHER REGULATIONS.

     The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders.

RISKS RELATED TO OUR TAX STATUS

  IF WE FAIL TO QUALIFY AS A REIT, OUR DIVIDENDS WILL NOT BE DEDUCTIBLE TO US, AND OUR INCOME WILL BE SUBJECT TO TAXATION.

     We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders and the filing of TRS elections. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for dividends to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain provisions under the Code, we also would be disqualified from electing to be treated as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to stockholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the directors, without the consent of our stockholders, to revoke the REIT election.

  FAILURE TO MAKE REQUIRED DISTRIBUTIONS WOULD SUBJECT US TO TAX.

     In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, excluding net capital gains. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

     - 85% of our ordinary income for that year;

     - 95% of our capital gain net earnings for that year; and

     - 100% of our undistributed taxable income from prior years.

     We have paid out, and intend to continue to pay out, our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we are likely to borrow, to pay distributions to our stockholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.

  WE MAY HAVE TO BORROW FUNDS OR SELL ASSETS TO MEET OUR DISTRIBUTION REQUIREMENTS.

     In order to qualify as a REIT, a REIT must distribute at least 90% of its taxable income, excluding net capital gains. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items that actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of funds available to distribute to our stockholders. If this occurs, we will have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to REITs even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

  UTILIZATION OF TRS LESSEES INCREASES OUR OVERALL TAX LIABILITY.

     The TRS lessees are subject to federal and state income tax on their taxable income, which will consist of the revenues from the hotels and resorts leased by the TRS lessees, net of the operating expenses of these hotels and resorts and rent payments to us. Accordingly, although our ownership of the TRS lessees will allow us to participate in the operating income from our hotels and resorts, that operating income will be fully subject to income tax. The after-tax net income of the TRS lessees is available for distribution to us. We may convert some or all of the remaining triple net leases to the TRS structure.

     We are subject to a 100% excise tax on transactions with our TRS lessees that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRS lessees to us exceeds an arm's-length rental amount, such amount potentially will be subject to the excise tax.

  OUR ABILITY TO FINANCE GROWTH AND ACQUISITION ACTIVITIES FROM INTERNAL SOURCES IS LIMITED.

     Because we must annually distribute at least 90% of our taxable income, excluding net capital gains, to maintain our qualification as a REIT, our ability to rely upon income or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, were we unable to obtain funds from borrowings or the capital markets to finance our growth and acquisition activities, our ability to grow could be curtailed, amounts available for distribution to stockholders could be adversely effected, and we could be required to reduce distributions.

  ANY PROPERTIES WE OWN OUTSIDE OF THE UNITED STATES ARE SUBJECT TO FOREIGN TAXES AND MAY CONTRIBUTE TO A FAILURE TO MEET THE REIT REQUIREMENTS.

     Foreign countries impose taxes on our hotels and resorts and our operations within their jurisdictions. To the extent possible, we will structure our acquisitions of foreign properties and activities to minimize our foreign tax liability. However, we may be unable to eliminate our foreign tax liability or to reduce it to a specified level. Furthermore, as a REIT, we can substantially eliminate our U.S. federal income tax liability by distributing our REIT taxable income to our stockholders, and thus we will not fully benefit from a foreign tax credit against our U.S. federal income tax liability for the foreign taxes we pay. As a result, our foreign taxes will reduce our income and available cash flow from our foreign hotels and resorts, which, in turn, could reduce our ability to make distributions to our stockholders.

  RECENT CHANGES IN TAXATION OF CORPORATE DIVIDENDS MAY ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.

     The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.

  OUR LEASES MAY BE RECHARACTERIZED AS FINANCINGS, WHICH WOULD ELIMINATE DEPRECIATION DEDUCTIONS ON HOTEL AN RESORT PROPERTIES.

     We believe the leases of hotels and resorts where we own the underlying land constitute leases for federal income tax purposes. However, with respect to the hotels and resorts where we do not own the underlying land, we may not be able to reach this conclusion. If the lease of a hotel or resort does not constitute a lease for federal income tax purposes, it will be treated as a financing arrangement. The income derived from such a financing arrangement would satisfy the 75% and the 95% gross income tests for REIT qualification because it would be considered to be interest on a loan secured by real property. Nevertheless, the recharacterization of a lease in this fashion may have adverse tax consequences for us, in particular that we would not be entitled to claim depreciation deductions with respect to the hotel or resort (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In such event, in certain taxable years our taxable income, and the corresponding obligation to distribute 90% of such income, would be increased. Under certain circumstances, we may be able to rectify an inadvertent failure to meet the distribution requirement for a taxable year as a result of such a recharacterization by paying "deficiency dividends" to our stockholders, and, as a result also avoid being taxed on amounts distributed as deficiency dividends. However, we would be required to pay interest to the IRS based upon the amount of any deduction claimed for deficiency dividends, and we may not have sufficient funds to pay the deficiency dividends and interest thereon and, as such, may be required to borrow funds or sell assets at such times or under such conditions or terms, which we would not otherwise normally do. Any increase in our distribution requirements may limit our ability to invest in additional hotels and resorts.

  WE MAY BE REQUIRED TO PAY A PENALTY TAX UPON THE SALE OF A HOTEL OR RESORT.

     The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel, resort or other property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the hotels and resorts for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and resorts, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

  WE MAY BE SUBJECT TO OTHER TAX LIABILITIES.

     Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income and property that could reduce operating cash flow.

  CHANGES IN TAX LAWS MAY PREVENT US FROM QUALIFYING AS A REIT.

     Our treatment as a REIT for federal income tax purposes is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax laws that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.

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

     The buildings generally are mid-rise construction. The Properties consist of limited service hotels, extended stay hotels, and full service hotels or resorts. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Full service hotels generally have conference or meeting facilities, and on-site food and beverage facilities. Resorts generally have expanded food and beverage facilities and often have additional recreational amenities such as golf courses, tennis courts and/or spa facilities. The Properties include equipment and most conform to national hotel and resort brand approved design concepts.

     As of December 31, 2003, 104 of the Properties directly owned, including the two Properties being developed, were pledged as collateral under our financing arrangements. For more detailed information relating to these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Debt Financing".

     The following table lists the number of Properties we own, directly or indirectly through partnerships, as of December 31, 2003, by state, or country including the Properties under development.

STATE/ COUNTRY                                                NUMBER OF PROPERTIES
--------------                                                --------------------
Alabama.....................................................            1
Arizona.....................................................            7
California*.................................................           25
Canada......................................................            1
Colorado....................................................            3
Connecticut.................................................            2
Delaware....................................................            1
District of Columbia........................................            1
Florida*....................................................           16
Georgia.....................................................            5
Hawaii......................................................            1
Illinois....................................................            3
Indiana.....................................................            1
Kansas......................................................            1
Kentucky....................................................            1
Louisiana...................................................            2
Maine.......................................................            1
Massachusetts...............................................            2
Maryland....................................................            2
Michigan....................................................            5
Minnesota...................................................            3
Missouri....................................................            2
Mississippi.................................................            1
North Carolina..............................................            3
Nebraska....................................................            2
New Jersey..................................................            4
Nevada......................................................            1
New York....................................................            3
Oklahoma....................................................            2
Oregon......................................................            1
Pennsylvania................................................            2
Rhode Island................................................            1
South Carolina..............................................            1
Tennessee...................................................            1
Texas.......................................................           12
Utah........................................................            1
Virginia....................................................            6
Washington..................................................            2
Wisconsin...................................................            1
                                                                      ---
  Total.....................................................          130
                                                                      ===

---------------

* Includes one property under development as of December 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS's directors and us (the "Chasen Complaint"). On June 6, 2003, the Chasen Complaint was amended. The amended Chasen Complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) we aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended Chasen Complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003, we filed an answer to the amended Chasen Complaint setting forth an affirmative defense and general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on July 8, 2003. Based upon the information currently available to us, we believe the allegations contained in the amended Chasen Complaint are without merit and intend to vigorously defend the action, and therefore, a liability was not accrued. We are planning to file a motion to dismiss the allegations in the amended Chasen Complaint. If the motion is not successful, it is expected that the case will proceed to trial.

     On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and some of its subsidiaries in the Superior Court of the State of California, for the County of San Diego (the "Carmel Valley Complaint"). In connection with the acquisition of RFS Hotel Investors, Inc., we have become a party to the Carmel Valley Complaint which claims damages relating to a dispute over a parcel of land located adjacent to one of the RFS Properties. We have unsuccessfully attempted to mediate this case. At this time, we believe that the damages claimed lack sufficient factual support and will continue to vigorously defend the action, and therefore, a liability was not accrued. However, it is possible that we could incur losses if the plaintiff ultimately prevails. The plaintiff is seeking monetary damages of up to $0.7 million. We have recently filed certain motions to dismiss which are being considered by the Court. If the motions are not successful, it is expected that the case will proceed to trial.

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

                            Intentionally Left Blank

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 20, 2004, there were approximately 93,569 stockholders of record of common stock. There is no public trading market for the shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market within four years if market conditions are satisfactory, a public market for the shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares on a national securities exchange or over-the-counter market occurs, any stockholder (other than CNL Hospitality Corp.) may present all or any portion equal to at least 25% of such stockholder's shares to us for redemption at any time, in accordance with the procedures outlined in our prospectus for our 2003 Offering. At such time, we may, at our sole option, redeem such shares presented for redemption for cash, at a redemption price equal to the then current offering price, less a discount of 8%. The 2003 Offering price is $10.00 per share; thereby the net redemption price, while the 2003 Offering is ongoing, is $9.20 per share. During periods when we are not engaged in a public offering, the redemption price will be determined by our Board of Directors based on a variety of factors. At no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of the 12-month period. The full amount of the proceeds from the sale of shares under the reinvestment plan for the 2003 Offering attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use for redemptions. There may not be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed. Our Board of Directors, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest. For the years ended December 31, 2003 and 2002, approximately 716,000 and 260,000 shares, respectively, were redeemed at $9.20 per share and retired from shares outstanding of common stock. The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

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

                                                                        2003
                                                              ------------------------
                                                               HIGH     LOW    AVERAGE
                                                              ------   -----   -------
First Quarter...............................................  $ 8.64   $6.97    $7.92
Second Quarter..............................................    9.20    9.20     9.20
Third Quarter...............................................    9.00    7.01     7.68
Fourth Quarter..............................................   10.00    7.39     8.74

                                                                       2002
                                                             -------------------------
                                                              HIGH     LOW     AVERAGE
                                                             ------   ------   -------
First Quarter..............................................  $ 7.05   $ 7.05   $ 7.05
Second Quarter.............................................   10.00    10.00    10.00
Third Quarter..............................................    9.20     9.00     9.10
Fourth Quarter.............................................      (1)      (1)      (1)

---------------

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

     We expect to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2003 and 2002, we declared cash distributions of approximately $130.0 million and $74.2 million respectively, to the stockholders. For the years ended December 31, 2003 and 2002, approximately 39% and 51%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 61% and 49%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2003 and 2002, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital. Some future fees payable to CNL Hospitality Corp. are subordinate to the achievement of an 8% return on stockholders' invested capital.

     The following table presents total distributions and distributions per share (in thousands except per share data):

2003 QUARTER                           FIRST    SECOND     THIRD    FOURTH      YEAR
------------                          -------   -------   -------   -------   --------
Total distributions declared........  $25,396   $29,010   $34,177   $41,378   $129,961
Distributions per share.............    0.194     0.194     0.194     0.194      0.776

2002 QUARTER
------------
Total distributions declared........  $15,432   $17,058   $19,322   $22,405   $ 74,217
Distributions per share.............    0.194     0.194     0.194     0.194      0.776

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

                            Intentionally Left Blank

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (in thousands except per share data). Data for fiscal years 2002 and earlier has been restated to reflect the adoption of FIN 46R.

                                         2003         2002         2001        2000       1999
                                      ----------   ----------   ----------   --------   --------
Year Ended December 31:
     Revenues.......................  $  557,140   $  225,526   $   89,017   $ 36,099   $ 10,678
     Income from continuing
       operations...................       4,771       15,810       19,328     20,670      7,516
     Income from discontinued
       operations...................       1,222           --           --         --         --
     Net earnings(1)................       5,993       15,810       19,328     20,670      7,516
  Cash flows from operating
     activities.....................     112,887       76,660       58,408     43,651     12,890
  Cash flows used in investing
     activities.....................   1,894,612      551,987      433,026    334,237    130,231
  Cash flows from financing
     activities.....................   1,876,478      479,269      373,419    238,811    206,085
  Cash distributions declared(2)....     129,961       74,217       48,409     28,082     10,766
  Funds from operations(3)..........      90,594       59,475       41,871     30,053     10,478
  Income from continued operations
     per share:
     Basic..........................        0.02         0.16         0.30       0.53       0.47
     Diluted........................        0.02         0.16         0.30       0.53       0.45
  Income from discontinued
     operations per share:
     Basic..........................        0.01           --           --         --         --
     Diluted........................        0.01           --           --         --         --
  Earnings per share:
     Basic..........................        0.03         0.16         0.30       0.53       0.47
     Diluted........................        0.03         0.16         0.30       0.53       0.45
  Cash distributions declared per
     share..........................        0.78         0.78         0.77       0.74       0.72
  Weighted average number of shares
     outstanding:
     Basic..........................     172,449       97,874       64,458     38,698     15,890
     Diluted........................     172,449       97,874       64,458     45,886     21,438
At December 31:
  Total assets......................  $3,876,978   $1,565,432   $1,147,676   $653,962   $266,968
  Mortgages payable.................   1,499,989      401,765      275,567    170,055         --
  Other notes payable and line of
     credit.........................     174,361       53,818       65,072     19,582         --
  Total stockholders' equity........   1,940,741    1,014,323      637,876    419,289    253,055

---------------

(1) To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"), CNL Hospitality Corp. shall reimburse us within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap. During the five years ended December 31, 2003, operating expenses did not exceed the Expense Cap.

(2) Cash distributions are declared by the Board of Directors and generally are based on various factors, including cash flow from operations. Approximately 95%, 79%, 60%, 26%, and 30% of cash distributions for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively, represent a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net earnings on a GAAP basis, including deductions for depreciation expense. We have not treated such amounts as a return of capital for purposes of calculating the stockholders' return on their invested capital as a GAAP basis calculation would not be appropriate for this purpose.

(3) Management considers funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships. Net earnings determined in accordance with GAAP includes the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases). During the years ended December 31, 2003, 2002, 2001, 2000, and 1999, we did not have significant adjustments related to straight-lining of leases. Management believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with our net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

     The following is a reconciliation of net earnings to FFO for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                             2003      2002      2001      2000         1999
                                            -------   -------   -------   -------   ------------
Net earnings..............................  $ 5,993   $15,810   $19,328   $20,670     $ 7,516
Adjustments:
  Effect of unconsolidated subsidiaries...   14,117     6,496     1,499     1,825       1,710
  Effect of minority interest.............   (6,230)   (2,624)     (774)     (272)        (16)
  Amortization of real estate assets......    1,765     1,353       353       131          49
  Depreciation of real estate assets......   74,949    34,864    21,465     7,699       1,219
  Effect of assumption of liabilities.....       --     3,576        --        --          --
                                            -------   -------   -------   -------     -------
Funds from operations.....................  $90,594   $59,475   $41,871   $30,053     $10,478
                                            =======   =======   =======   =======     =======
Weighted average shares:
  Basic...................................  172,449    97,874    64,458    38,698      15,890
                                            =======   =======   =======   =======     =======
  Diluted.................................  172,449    97,874    64,458    45,886      21,438
                                            =======   =======   =======   =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from borrowings under our line of credit and security agreement, continued availability of proceeds from our offerings, our ability to obtain additional permanent financing on satisfactory terms, our ability to continue to identify suitable investments, our ability to continue to locate suitable managers and tenants for our Properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. All prior period amounts contained herein have been restated to reflect the impact of the adoption of FIN 46R.

OVERVIEW

     Since our first public offering of securities in 1997, we have grown into one of the largest hospitality REITs in the United States based on total asset value. Our primary focus during 2003 was the investment of proceeds from our public offerings in the acquisition of Properties. During the year ended December 31, 2003, we received net offering proceeds of approximately $1.2 billion, proceeds from the issuance of permanent financing of approximately $0.9 billion and invested approximately $1.7 billion in 73 hotel and resort properties (including the acquisition of RFS Hotel Investors, Inc.). As of December 31, 2003, we held interests in real estate assets with a value of approximately $3.9 billion that consisted of 130 Properties, which includes two Properties under development. These Properties, generally consisting of land, buildings and equipment, are located in 37 states, the District of Columbia and Canada. We own 24 of our hotel and resort properties through interests in 12 partnerships with various third-parties. Of the 128 Properties currently operating, we currently lease 111 to TRS entities (including TRS entities owned through joint ventures), with management performed by third-party operators, and 17 Properties to unaffiliated third-party operators on a triple-net basis. As of February 20, 2004, the Company had commitments to purchase an additional six Properties. During the first quarter of 2004, we began to actively consider various alternatives including an underwritten public offering of common stock, the merger of us and our Advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers, additional acquisitions or continuing to raise money and operate as we currently do.

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

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements include our accounts and all consolidated subsidiaries. The discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures. The estimates are based on judgment and historical experience, and are believed to be reasonable based on current circumstances. We evaluate these estimates and assumptions on an on-going basis.

     While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates under different assumptions or conditions. The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:

     - Allocation of Purchase Prices to Properties. We generally obtain third-party Property appraisals as a part of our normal pre-acquisition due diligence procedures. These appraisals are used by us to evaluate the fairness of the purchase price and to assist in the allocation of the purchase price between land, building, equipment, intangible assets and goodwill. In circumstances where a specific Property or business acquired is expected to have significant values assigned to intangible assets or goodwill, we obtain third-party purchase price allocation studies to assist in the allocation of purchase prices to these assets. Management believes that these appraisals and purchase price allocation studies are carried out by competent third-party experts and that they result in fair allocations, however, a change in the allocations could result in an increase or decrease in depreciation expense and amortization expense and could result in different balance sheet classifications between assets.

     - Determination of Fair Value of Long-lived Assets. Management reviews our Properties and investments in unconsolidated subsidiaries periodically (no less than once per year) for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. Although to date, no impairment has occurred, such an impairment would result in a reduction in the carrying value of the impaired Property and an expense to us for the amount of the impairment write-down.

       In estimating future undiscounted cash flows, we use historical cash flows, the expected growth rate of revenues and expenses, the effect of capital expenditures, remaining useful life of the Property, holding periods, and future market and economic conditions. Variability of these and other assumptions could result in a difference in the estimated undiscounted future cash flows.

     - Depreciation and Amortization Expense. Depreciation and amortization expense are based on the estimated useful lives of our assets and on the method used to calculate depreciation. The life of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. We believe our estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and net income or the gain or loss on the sale of any of the assets.

     - Consolidation policy. In accordance with FIN 46R (defined below under "Recent Accounting Pronouncements"), we consolidate investments in variable interest entities for which we are the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of a joint venture's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. To make this determination, we must make certain estimates and assumptions about the variable interest entities' ("VIEs") future operating performance. Variability in these estimates may result in a different conclusion regarding whether or not to consolidate certain VIEs.

     - Valuation of deferred tax assets. We account for federal and state income taxes with respect to our TRS subsidiaries using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change the deferred taxes may change.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on our results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. FAS 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. Effective October 29, 2003, the FASB deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships. We adopted FAS 150 in the year ended December 31, 2003, except as it applies to minority interest, and it did not have a material impact on our results of operations.

     In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities". This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We have adopted FIN 46R as of December 31, 2003, which resulted in the consolidation of several of our previously unconsolidated subsidiaries. FIN 46R does not require, but does permit restatement of previously issued financial statements; we have restated prior years' consolidated financial statements to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders' equity or net earnings.

RESULTS OF OPERATIONS

  HOTEL AND RESORT OPERATING STATISTICS

     The following table presents information related to our 128 operating Properties as of December 31, 2003:

                                                                HOTEL
BRAND AFFILIATION                                             PROPERTIES   ROOMS
-----------------                                             ----------   ------
Full Service Hotels and Resorts:
  Doubletree................................................       2          852
  Embassy Suites............................................       4          974
  Hilton Hotels.............................................      10        3,961
  Holiday Inn...............................................       5          954
  Hyatt.....................................................       3        1,621
  Independent*..............................................       3        1,019
  Marriott..................................................       6        2,995
  JW Marriott...............................................       2        1,444
  Sheraton..................................................       3          659
  Four Points...............................................       2          412
  Wyndham...................................................       2          390
                                                                 ---       ------
                                                                  42       15,281
                                                                 ---       ------
Extended Stay Hotels:
  Homewood Suites...........................................       1           83
  Residence Inn.............................................      26        3,915
  TownePlace Suites.........................................       8          841
                                                                 ---       ------
                                                                  35        4,839
                                                                 ---       ------
Limited Service Hotels:
  Comfort Inn...............................................       1          184
  Courtyard.................................................      17        3,627
  Fairfield Inn.............................................       1          388
  Hampton Inn...............................................      19        2,431
  Holiday Inn Express.......................................       5          637
  SpringHill Suites.........................................       8        1,455
                                                                 ---       ------
                                                                  51        8,722
                                                                 ---       ------
Total.......................................................     128       28,842
                                                                 ===       ======

---------------

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

     Management regularly reviews operating statistics such as revenue per available room ("RevPAR"), average daily rate ("ADR") and occupancy at our Properties in order to gauge performance as compared to the industry and past results.

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

          UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY BRAND
                    FOR THE YEAR ENDED DECEMBER 31, 2003(A)

                                                           OCCUPANCY              ADR               REVPAR
                                                        ----------------   -----------------   -----------------
                                                               VARIANCE             VARIANCE            VARIANCE
                                       HOTELS   ROOMS   2003   VS. 2002     2003    VS. 2002    2003    VS. 2002
                                       ------   -----   ----   ---------   ------   --------   ------   --------
Full Service Hotels and Resorts:
  Hilton.............................     3     1,210   74.4%    4.4 ppt   $95.68     (4.7)%   $71.22      1.3%
Extended Stay Hotels:
  Residence Inn......................    10     1,543   74.5%  (0.7) ppt   $94.40     (0.7)%   $70.29     (1.6)%
  TownePlace Suites..................     4      412    67.5%  (9.4) ppt   $63.12      0.8%    $42.63    (11.5)%
Limited Service Hotels:
  Courtyard by Marriott..............    10     2,112   68.4%    1.4 ppt   $95.81     (3.8)%   $65.55     (1.9)%
  SpringHill Suites by Marriott......     6     1,090   66.1%    2.8 ppt   $75.38     (0.6)%   $49.81      3.7%

---------------

(A) Includes brands in which we owned three or more Properties during the entirety of both periods being presented.

      UNAUDITED COMPARABLE CNL HOTEL OPERATING STATISTICS BY PROPERTY TYPE
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                          OCCUPANCY              ADR                REVPAR
                                                       ----------------   ------------------   -----------------
                                                              VARIANCE              VARIANCE            VARIANCE
                                      HOTELS   ROOMS   2003   VS. 2002     2003     VS. 2002    2003    VS. 2002
                                      ------   -----   ----   ---------   -------   --------   ------   --------
Full Service Hotels and Resorts.....     8     3,452   70.5%    4.8 ppt   $108.03     (0.2)%   $76.15      7.1%
Extended Stay Hotels................    14     1,955   73.0%   (2.5)ppt   $ 88.30      0.2%    $64.46     (3.1)%
Limited Service Hotels..............    17     3,590   66.8%    1.6 ppt   $ 85.90     (3.5)%   $57.37     (1.0)%
                                        --     -----
Total Comparable Hotels.............    39     8,997   69.6%    2.0 ppt   $ 95.07     (0.9)%   $66.13      2.0%

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

  COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

                                                    YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                            2003        2002       CHANGE     % CHANGE
                                          ---------   ---------   ---------   --------
                                                     (AMOUNTS IN THOUSANDS)
Hotel revenues..........................  $ 490,148   $ 170,122   $ 320,026     188%
Hotel expenses..........................   (369,693)   (118,130)   (251,563)    213%
                                          ---------   ---------   ---------
  Gross margin..........................  $ 120,455   $  51,992   $  68,463     132%
                                          =========   =========   =========
  Gross margin percentage...............         25%         31%
Other Revenues
Rental income from operating leases.....  $  35,263   $  37,341   $  (2,078)     (6)%
Credit enhancement funding..............     24,763      10,279      14,484     141%
Interest and other income...............      6,966       7,784        (818)    (11)%
Other Expenses
  Interest and loan cost amortization...     61,202      24,718      36,484     148%
  General operating and
     administrative.....................     10,107       6,060       4,047      67%
  Asset mgmt. fees to related party.....     12,782       6,696       6,086      91%
  Depreciation and amortization.........     76,714      36,217      40,497     112%

     As of December 31, 2003 and 2002, we owned interests in 128 and 55 operating hotel and resort Properties, respectively. Out of the total increase in hotel and resort revenues during the year ended December 31, 2003, $248.2 million or 78% of the increase, resulted from the acquisition of additional Properties during 2002 and in 2003 (including the 57 Properties acquired through the RFS Acquisition (defined below). Hotel and resort revenues also increased as a result of our taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties. For these Properties, rental income from operating leases that was recorded during the first half of 2002 was replaced by hotel and resort operating revenues and expenses for the remainder of 2002 and all for of 2003. The remaining increase of $71.8 million or 22% was due to improved year over year performance of our 27 comparable Properties which were operated under the TRS structure for the entirety of both periods being presented during 2002 and from the 11 Properties for which we took assignment of the leases during 2002.

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

     Of the total increase in hotel and resort operating expenses during the year ended December 31, 2003, as compared to the same period in 2002, $81.3 million resulted from the acquisition of additional Properties acquired during 2002 and in 2003 (including the 57 Properties acquired through the RFS Acquisition). Hotel and resort operating expenses also increased as a result of our taking assignment of leases on 11 existing Properties and engaging third-party managers to operate these Properties. The remaining increase of $170.3 million was due to increased year over year expenses of our 27 comparable Properties which were operated under the TRS structure for the entirety of both periods being presented and from the 11 Properties for which we took assignment of the leases during 2002.

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

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                         2003 % OF              2002 % OF
                                                         HOTEL AND              HOTEL AND
                                                          RESORT                 RESORT
                                                2003      REVENUE      2002      REVENUE
                                              --------   ---------   --------   ---------
                                                        (AMOUNTS IN THOUSANDS)
Hotel Operating Expenses:
  Room......................................  $ 87,114      18%      $ 32,574      19%
  Food and beverage.........................    75,457      15%        20,126      12%
  Other hotel operating departments.........    17,616       4%         4,431       3%
  Property operations.......................   110,857      23%        36,454      21%
  Repairs and maintenance...................    25,314       5%         6,842       4%
  Hotel management fees.....................    16,644       3%         5,898       3%
  Sales and marketing.......................    36,691       7%        11,805       7%
                                              --------      --       --------      --
     Total hotel operating expenses.........  $369,693      75%      $118,130      69%
                                              ========      ==       ========      ==

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

  Losses from Unconsolidated Subsidiaries

     Losses from unconsolidated subsidiaries increased $6.7 million to approximately $24.0 million from approximately $17.3 million for the years ended December 31, 2003 and 2002, respectively. The following is a summary of our equity in earnings/(losses) from unconsolidated subsidiaries (in thousands):

SUBSIDIARY                                         2003       2002     (INCREASE)/DECREASE
----------                                       --------   --------   -------------------
Desert Ridge Resorts Partners, LLC.............  $ (9,625)  $ (6,547)        $(3,078)
WB Resort Partners, LP.........................   (10,305)    (9,006)         (1,299)
CY-SF Hotel Parent, LP.........................    (2,125)      (673)         (1,452)
CTM Partners, LLC..............................    (1,926)    (1,036)           (890)
CNL Plaza, Ltd.................................        11          6               5
                                                 --------   --------         -------
  Total........................................  $(23,970)  $(17,256)        $(6,714)
                                                 ========   ========         =======

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

  Discontinued Operations

     We account for some revenues and expenses as originating from discontinued operations pursuant to FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"). FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from such disposition, and any income or expenses associated with real estate assets held for sale, are included in the consolidated statements of earnings as discontinued operations. In connection with the RFS Acquisition, we decided to sell six non-strategic hotel Properties from the former RFS portfolio (see Item 8. Financial Statements and Supplementary Data -- Note 4, "RFS Acquisition" to the Consolidated Financial Statements), and therefore, these Properties were classified as real estate held for sale as of December 31, 2003.

     The post-merger results of operations for these hotel Properties are reflected as discontinued operations in the accompanying consolidated statement of operations. The operating results of discontinued operations are as follows for the period ended December 31, 2003 (in thousands):

Hotel and resort revenues...................................  $ 5,700
Hotel and resort expenses...................................   (4,478)
                                                              -------
Income from discontinued operations.........................  $ 1,222
                                                              =======

  COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                             2002        2001      CHANGE     % CHANGE
                                           ---------   --------   ---------   --------
                                                     (AMOUNTS IN THOUSANDS)
Revenues
Hotel revenues...........................  $ 170,122   $ 18,697   $ 151,425      810%
Hotel expenses...........................   (118,130)   (15,584)   (102,546)     658%
                                           ---------   --------   ---------
  Gross margin...........................  $  51,992   $  3,113   $  48,879     1570%
                                           =========   ========   =========
  Gross margin percentage................         31%        17%
Other Revenues
Rental income from operating leases......  $  37,341   $ 61,031   $ (23,690)     (39)%
Credit enhancement funding...............     10,279         --      10,279      n/a
Interest and other income................      7,784      9,289      (1,505)     (16)%
Other Expenses
  Interest and loan cost amortization....     24,718     16,098       8,620       54%
  General operating and administrative...      6,060      3,603       2,457       68%
  Asset mgmt. fees to related party......      6,696      3,327       3,369      101%
  Depreciation and amortization..........     36,217     21,818      14,399       66%

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

     During the years ended December 31, 2002 and 2001, we earned approximately $10.3 million and $0 million in credit enhancement funding. The increase during the year ended December 31, 2002, as compared to the same period in 2001, was primarily due to Marriott's forgiveness of the amounts previously funded under certain credit enhancements, resulting in income being recorded during the fourth quarter of 2002. Additionally, we leased a significant number of our Properties to third-party tenants under triple-net leasing arrangements prior to 2002, therefore, we did not have as many TRS leases with credit enhancements. Under these triple -- net leasing arrangements, the third-party tenants were required to pay minimum rental payments to us, which were not dependent on hotel and resort operating performance.

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

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                                  2002 % OF             2001 % OF
                                                                    HOTEL                 HOTEL
                                                         2002      REVENUE     2001      REVENUE
                                                       --------   ---------   -------   ---------
                                                                 (AMOUNTS IN THOUSANDS)
Hotel Operating Expenses:
  Room...............................................  $ 32,574      19%      $ 4,357      23%
  Food and beverage..................................    20,126      12%        3,800      20%
  Other hotel operating departments..................     4,431       3%          628       3%
  Property operations................................    36,454      21%        3,799      20%
  Repairs and maintenance............................     6,842       4%          697       4%
  Hotel management fees..............................     5,898       3%          494       3%
  Sales and marketing................................    11,805       7%        1,809      10%
                                                       --------      --       -------      --
  Total hotel operating expenses.....................  $118,130      69%      $15,584      83%
                                                       ========      ==       =======      ==

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

  Losses from Unconsolidated Subsidiaries

     Equity in losses from unconsolidated subsidiaries increased $9.3 million to approximately $17.3 million from approximately $8.0 million for the years ended December 31, 2002 and 2001, respectively. The following is a summary of our equity in earnings/(losses) from unconsolidated subsidiaries (in thousands):

                                                                                   (INCREASE)/
SUBSIDIARY                                                      2002      2001      DECREASE
----------                                                    --------   -------   -----------
Desert Ridge Resorts Partners, LLC..........................  $ (6,547)  $(3,396)    $(3,151)
WB Resort Partners, LP......................................    (9,006)   (4,572)     (4,434)
CY-SF Hotel Parent, LP......................................      (673)       --        (673)
CTM Partners, LLC...........................................    (1,036)       --      (1,036)
CNL Plaza, Ltd..............................................         6        --           6
                                                              --------   -------     -------
  Total.....................................................  $(17,256)  $(7,968)    $(9,288)
                                                              ========   =======     =======

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

CERTAIN TRENDS WHICH MAY AFFECT RESULTS OF OPERATIONS

  LODGING INDUSTRY ENVIRONMENT

     The lodging industry's RevPAR performance improved slightly in 2003. Based on data provided by Smith Travel Research, full-year 2003 RevPAR growth increased by 0.3% over 2002 which was at depressed levels. For 2004, lodging fundamentals are anticipated to improve due to low supply levels and the anticipated recovery in demand. However, the lodging industry is susceptible to negative deviations from forecasted results due to the unpredictable impact of various factors, such as:

          (i) Geopolitical stability: The continued military activity in the Middle East, associated terrorism concerns and, consequent increase in domestic security alerts (such as, the frequent travel warnings issued in 2003 by the Department of Homeland Security) have had a significant negative impact on lodging demand for hotel rooms.

          (ii) Economic recovery: The general slowdown of the economy and its effect on corporate travel demand has lessened the industry's profitability considerably in the last several years.

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

  CREDIT ENHANCEMENTS

     We benefit from various types of credit enhancements that have been provided by the managers of some of our Properties. These credit enhancements may be provided to us directly or indirectly through unconsolidated subsidiaries and guarantee us some minimum returns on our Properties. We recognize funding under these guarantees either as other income, as reductions in base management fees or as liabilities, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by us in the future. All of the credit enhancements are subject to expiration or "burn-off" provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow us to continue to obtain credit enhancements on Properties acquired in the future. As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on our operations, we have been relying on credit enhancements to substantially enhance our net earnings, cash flows and our distributions. To the extent that this trend continues and current credit enhancements are fully utilized or expire, our results of operations and our ability to pay Distributions to stockholders will be affected.

     For background information relating to our credit enhancements, reference is made to Note 20, "Credit Enhancements" to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

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

     As of December 31, 2003, net proceeds to us from our five public offerings, loan proceeds and capital contributions from CNL Hospitality Corp. (our "Advisor"), after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $2.2 billion. We have used net offering proceeds, proceeds from permanent financing and advances from our revolving line of credit to invest in 130 Properties located in 37 states, the District of Columbia, and Canada and for the other uses set forth in the table below.

     The following table summarizes our proceeds, investment activity and cash available for investment, as of December 31, 2003 (dollars in thousands):

Sources of equity and debt proceeds:
  Net proceeds from offerings...............................  $2,182,024
  Initial capital contribution from our Advisor.............         200
  Proceeds from permanent financings and advances on line of
     credit.................................................   1,842,711
                                                              ----------
                                                               4,024,935
                                                              ----------
Uses of equity and debt proceeds:
  Investment in 130 Properties (including joint ventures)
     and other ancillary investments........................   3,430,682
  Repayments on line of credit and other debt...............     466,132
  Stock redemptions (approximately 1,516 shares)............      13,954
  Distribution shortfall funded by revolving line of
     credit.................................................      17,074
                                                              ----------
                                                               3,927,842
                                                              ----------
Cash available for investment...............................  $   97,093
                                                              ==========

     The remaining cash available for investment is less than total cash and cash equivalents on the consolidated balance sheet as of December 31, 2003 because the total cash and cash equivalents includes operating cash. The above table only includes cash available for investing activities.

     During the period January 1, 2004 through February 20, 2004, we received additional net offering proceeds of approximately $270.0 million (representing the issuance of approximately 27.0 million shares of our common stock) from the 2003 Offering, used approximately $75.0 million for a non-refundable deposit in connection with the KSL Acquisition (see "Pending Investments, Completed Developments and Other Events Subsequent to December 31, 2003" below for a description of this transaction, although no assurance can be made that this transaction will close). As of February 20, 2004, we had approximately $339.2 million available for investment in Properties, mortgage loans and other permitted investments. We expect to use the uninvested net proceeds from the 2003 Offering plus any additional net offering proceeds from the sale of the remaining shares in the 2003 Offering, to complete the KSL Acquisition. During the first quarter of 2004, we began to consider various alternatives including an underwritten public offering of common stock, the merger of the Company and our advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers and/or acquisitions, or commencing the 2004 Offering. We expect that the 2003 Offering will be completed in March 2004, at which time no additional equity proceeds will be raised until these various alternatives are evaluated or the Company commences the 2004 Offering.

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

     Our objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities and
(ii) maintain the ability to refinance existing debt. For our mortgage notes that bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect our operating results. The majority of our fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

     All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. Most of our Properties serve as collateral for mortgage debt.

     As of December 31, 2003 and 2002, our fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

                                                                 2003        2002
                                                              ----------   --------
Mortgages payable and accrued interest......................  $1,499,988   $401,765
Construction loan facilities................................      60,517     21,281
Tax incremental financing note..............................       8,098      8,458
Revolving line of credit....................................      24,073     24,079
                                                              ----------   --------
Indebtedness collateralized by Properties...................   1,592,676    455,583
Unsecured notes.............................................      81,674         --
                                                              ----------   --------
                                                              $1,674,350   $455,583
                                                              ==========   ========

USES OF LIQUIDITY AND CAPITAL RESOURCES

  RFS ACQUISITION

     On July 10, 2003, we completed the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, LP (collectively, "RFS") for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities including transaction and severance costs, which totaled approximately $55 million (the "RFS Acquisition"). In connection with this transaction, we obtained interests in 57 Properties.

  PROPERTY ACQUISITIONS

     In addition to the interests in the Properties acquired as a result of the RFS Acquisition, we acquired the following Properties during the years ended December 31, 2002 and 2003:

                                                                           PURCHASE PRICE
      BRAND AFFILIATION         PROPERTY LOCATION    DATE OF ACQUISITION   (IN THOUSANDS)
-----------------------------  --------------------  -------------------   --------------
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

---------------

* Newly constructed

     In 2002 and 2003, we also acquired interests in the following Properties through various joint ventures, all of which have been consolidated in the accompanying consolidated financial statements in accordance with FIN 46R:

                                                                                          PURCHASE PRICE
BRAND AFFILIATION          PROPERTY LOCATION   OWNERSHIP INTEREST   DATE OF ACQUISITION   (IN THOUSANDS)
-----------------          -----------------   ------------------   -------------------   --------------
Hampton Inn..............  Houston, TX            85.0%             September 4, 2002        $ 14,300
Hilton Hotel.............  Dallas, TX             75.0%             December 24, 2002          52,000
Hilton Hotel.............  Tucson, AZ             75.0%             December 24, 2002          69,000
Hilton Hotel.............  Rye, NY                75.0%             February 20, 2003          75,000
Embassy Suites...........  Orlando, FL            75.0%             February 20, 2003          12,500
Embassy Suites...........  Arlington, VA          75.0%             February 20, 2003          45,500
Embassy Suites...........  Santa Clara, CA        75.0%             February 20, 2003          46,500
Hyatt Regency............  Dearborn, MI           85.0%             August 28, 2003            65,000
Hampton Inn..............  Manhattan, NY          66.7%             August 29, 2003            28,000
Hilton Hotel.............  La Jolla, CA           75.0%             December 17, 2003         110,000
Hilton Hotel.............  Washington, D.C.       75.0%             December 17, 2003         102,000
Del Coronado Hotel.......  Del Coronado, CA       70.0%             December 18, 2003         406,900

     The Company also completed construction and opened the following three wholly owned Properties during 2002:

BRAND AFFILIATION                                           PROPERTY LOCATION     OPENING DATE
-----------------                                           -----------------   -----------------
Residence Inn by Marriott.................................  Orlando, FL         February 14, 2002
Courtyard by Marriott.....................................  Weston, FL          February 14, 2002
Courtyard by Marriott.....................................  Edison, NJ          November 4, 2002

     We are currently developing one Property in Florida, which is expected to be completed in June 2004. We also developed and opened, on February 18, 2004, a Courtyard by Marriott in Foothill Ranch, California. The total estimated final cost of this Property, including land, is approximately $18.3 million. We also currently have six Properties held for sale.

  INVESTMENTS

     On April 21, 2003 and May 21, 2003, through a wholly owned subsidiary CNL Hospitality Partners, LP ("Hospitality Partners"), we invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality Limited Partnership ("HLP"). In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, our subsidiary invested approximately $4 million in additional convertible preferred partnership units of HLP. The $19 million that our subsidiary invested in HLP's Series A convertible preferred partnership units represent 190,266 Series A preferred partnership units which are convertible at any time for (among other securities) approximately 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust, HLP's parent entity, subject to some adjustments. The investment in HLP is structured to provide us with a 10.5% cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide us with a 10.5% cumulative preferred distribution on our unreturned capital contributions. Distributions or returns may not be paid in the future. HLP declares dividends quarterly in arrears. During 2003, we received approximately $1.2 million in distributions from the convertible preferred partnership units of HLP.

     Subsequent to December 31, 2003, we exercised our registration rights under that certain Registration Rights Agreement with HLP dated April 21, 2003 ("Registration Rights Agreement"). Accordingly, on March 2, 2004, Hersha Hospitality Trust filed a registration statement on Form S-3 with the Commission registering the 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust underlying our 190,266 Series A preferred partnership units in HLP. Although we invoked our registration rights under the Registration Rights Agreement, at this time we do not know with certainty that we will exchange our preferred partnership units into common shares of beneficial interest, or if we do exercise our rights to convert the preferred partnership units into common shares of beneficial interest, that we will sell the shares.

  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     During 2003 and 2002, we invested a total of approximately $0.7 million and $42.7 million, respectively, in unconsolidated subsidiaries. As of December 31, 2003, we had the following investments in unconsolidated subsidiaries:

                                   TOTAL AMOUNT    OWNERSHIP
NAME                                 INVESTED      INTEREST               DESCRIPTION
----                               -------------   ---------   ---------------------------------
WB Resort Partners, L.P..........  $41.6 million    49.00%     A partnership which owns a resort
                                                               in Hawaii
Desert Ridge Resort Partners,      $25.1 million    44.00%     A joint venture which owns a
  LLC............................                              resort in Arizona
CY-SF Hotel Partnership, L.P.....  $13.0 million    48.15%     A partnership which owns one
                                                               hotel in California
CTM Partners, LLC................  $5.2 million     31.25%     A joint venture that holds a
                                                               majority interest in an LLC that
                                                               owns the licensing rights to the
                                                               Mobil Travel Guide.
CNL Plaza, Ltd...................  $0.3 million       9.9%     A partnership which owns an
                                                               office building in Florida where
                                                               CNL Hospitality Corp. leases
                                                               office space.

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

     For the years ended December 31, 2003, 2002 and 2001, approximately 39%, 51%, and 52%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 61%, 49%, and 48%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2003, 2002 and 2001 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.

  REDEMPTIONS

     In October 1998, the Board of Directors elected to implement our redemption plan (see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for additional information related to the redemption plan). During the years ended December 31, 2003, 2002 and 2001, approximately 716,000 shares, 260,000 shares, and 251,000 shares, respectively, were redeemed at approximately $6.6 million, $2.4 million, and $2.3 million, respectively, and retired from shares outstanding of common stock. Shares were redeemed for $9.20 per share.

  COMMITMENTS AND CONTINGENCIES

     From time to time we may be exposed to litigation arising from an unrecognized preacquisition contingency on and from the operation of our business. At this time, we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations. See "Item 3. Legal Proceedings" for additional information related to significant litigation.

     Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3% to 5% of hotel and resort revenues and have an incentive management fee provision related to the hotel's profitability. The management agreements generally require us to set aside 3% to 5% of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements have terms from 10 to 20 years and generally have renewal options.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

     The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of December 31, 2003 (in thousands):

                                          LESS THAN
CONTRACTUAL CASH OBLIGATIONS               1 YEAR     2-3 YEARS   4-5 YEARS   THEREAFTER     TOTAL
----------------------------              ---------   ---------   ---------   ----------   ----------
Mortgages and other notes payable
  (including the revolving line of
  credit and other liabilities).........   $18,777    $653,551    $539,335     $462,687    $1,674,350

     In addition to our commitments to lenders under our loan agreements and obligations to fund Property acquisitions and development, we are a party to some contracts which may result in future obligations to third parties. The future potential commitments, contingencies, and guarantees consist of commitments made to third parties, and are not accrued as liabilities, but we have agreed to pay in the event of some circumstances. We consider the likelihood of any material payments under these commitments, contingencies, and guarantees to be remote and not significant individually and in the aggregate they do not exceed approximately $15 million. In addition, we do not have any significant off-balance sheet arrangements.

  PENDING INVESTMENTS, COMPLETED DEVELOPMENTS, AND OTHER EVENTS SUBSEQUENT TO DECEMBER 31, 2003

     On February 12, 2004, through a wholly owned subsidiary, we entered into a stock purchase agreement with KKR Partners II, L.P., a Delaware limited partnership, KKR 1996 Fund, L.P., a Delaware limited partnership, Resort Associates, L.P., a Delaware limited partnership, Golf Associates, L.P., a Delaware limited partnership and KSL Recreation Corporation, a Delaware corporation (collectively referred to as "KSL"), whereby we have agreed to acquire all of the outstanding capital stock of KSL and its subsidiaries, for approximately $1.4 billion in cash and estimated closing costs of approximately $25 million (the "KSL Acquisition"). In connection with the KSL Acquisition, we paid a non-refundable deposit of $75 million in February 2004. Upon consummation of the KSL Acquisition, the six resorts currently owned by KSL will be acquired by our wholly owned subsidiaries and we will be subject to the outstanding debt of KSL and its subsidiaries (approximately $794 million as of February 2, 2004) ("Existing KSL Debt") and any other outstanding liabilities. The closing of the KSL Acquisition is subject to the fulfillment of certain conditions, such as customary approvals and other closing conditions. If the conditions are not satisfied, the KSL Acquisition may not occur. We have received a commitment from a lender to finance the KSL Acquisition with a short-term loan of up to $1.86 billion ("KSL Short-Term Loan"). We may use the proceeds of the KSL Short-Term Loan to repay the Existing KSL Debt simultaneously with the consummation of the KSL Acquisition or we may only draw approximately $1.1 billion on the KSL Short-Term Loan and later refinance the Existing KSL Debt. We are in the process of obtaining a commitment to refinance the Existing KSL Debt (if such debt is not repaid simultaneously with the consummation of the KSL Acquisition) and/or a portion of the KSL Short-Term Loan with the proceeds of permanent financing to be obtained within nine months of consummating the KSL Acquisition. The KSL Short-Term Loan is expected to be repaid from a combination of permanent debt, or out of the proceeds that we may receive from the sale of our common stock through the 2004 offering.

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

CURRENT AND FUTURE CASH NEEDS

     Historically, hotel operating revenue and rental income under operating leases has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions, property taxes, insurance and asset management fees. During the last two years, rental income has become much less significant and we have had to rely on credit enhancements and funding from our revolving line of credit to fund a portion of our distributions to stockholders. Recently, credit enhancements have begun to be fully utilized or have expired. We expect this trend to continue into 2004 and there is no guarantee that we will be able to obtain additional new credit enhancements. In addition, we anticipate that our 2003 Offering will be completed in March 2004. As these events occur, we will be required to rely more heavily on hotel operating revenues and cash flows from operations to fund our short-term liquidity requirements. This may put pressure on our ability to maintain the current level of distributions to stockholders. To the extent that cash flows from operations are not sufficient to fund these expenditures, we intend to rely on credit enhancements and advances from our revolving line of credit to fund such shortfalls (approximately $72 million available for drawing on the revolving line of credit as of December 31, 2003). During periods that the revolving line of credit does not have sufficient capacity to fund such shortfalls, we may be required to reduce the amount of distributions paid to stockholders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following is a schedule of our fixed and variable rate debt maturities and principal payments, including our revolving line of credit, for each of the next five years, and thereafter (in thousands):

                                               FIXED RATE
                                            MORTGAGES PAYABLE
                                               AND ACCRUED      VARIABLE RATE OTHER   TOTAL MORTGAGES AND
                                                INTEREST           NOTES PAYABLE      OTHER NOTES PAYABLE
                                            -----------------   -------------------   -------------------
  2004....................................      $ 16,432             $  2,345             $   18,777
  2005....................................         8,390               46,302                 54,692
  2006....................................         9,025              589,834                598,859
  2007....................................       274,131                   --                274,131
  2008....................................       138,004              127,200                265,204
Thereafter................................       457,185                5,502                462,687
                                                --------             --------             ----------
                                                $903,167             $771,183             $1,674,350
                                                ========             ========             ==========

     We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the "Borrowings" section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........
Financial Statements:
  Consolidated Balance Sheets...............................
  Consolidated Statements of Earnings.......................
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income...................................
  Consolidated Statements of Cash Flows.....................
  Notes to Consolidated Financial Statements................

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
CNL Hospitality Properties, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CNL Hospitality Properties, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Interpretation No. 46R, "Consolidation of Variable Interest Entities", in 2003.

/s/ PRICEWATERHOUSECOOPERS, LLP
Orlando, Florida
March 12, 2004

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                       ASSETS
Hotel and resort properties, net............................  $3,357,376   $1,379,588
Investments in unconsolidated subsidiaries..................      30,714       59,369
Real estate held for sale...................................      29,550           --
Cash and cash equivalents...................................     147,694       52,941
Restricted cash.............................................      60,105       21,795
Receivables, net............................................      55,410       16,670
Goodwill and other intangible assets, net...................      82,997           --
Prepaid expenses and other assets...........................      68,388       28,283
Loan costs, less accumulated amortization of $5,881 and
  $2,719, respectively......................................      18,918        6,786
Deferred income taxes, less valuation allowance of $10,098
  and $4,314, respectively..................................      25,826           --
                                                              ----------   ----------
                                                              $3,876,978   $1,565,432
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable and accrued interest......................  $1,499,988   $  401,765
Other notes payable.........................................     150,289       29,739
Line of credit..............................................      24,073       24,079
Accounts payable and accrued expenses.......................      68,909       24,107
Other liabilities...........................................      11,847        6,569
Due to related parties......................................      11,570        2,505
Security deposits and unearned revenues.....................      12,443       12,883
                                                              ----------   ----------
     Total liabilities......................................   1,779,119      501,647
                                                              ----------   ----------
Commitments and contingencies

Minority interests..........................................     157,118       49,462
                                                              ----------   ----------
Stockholders' equity:
  Preferred stock, without par value
     Authorized and unissued 3,000 shares...................          --           --
  Excess shares, $.01 par value per share
     Authorized and unissued 63,000 shares..................          --           --
  Common stock, $.01 par value per share
     Authorized 450,000 shares; issued 243,752 and 126,802
     shares, respectively; outstanding 242,243 and 126,009
     shares, respectively...................................       2,424        1,260
  Capital in excess of par value............................   2,164,275    1,115,745
  Accumulated distributions in excess of net earnings.......    (222,334)     (98,366)
  Accumulated other comprehensive loss......................      (3,624)      (4,316)
                                                              ----------   ----------
  Total stockholders' equity................................   1,940,741    1,014,323
                                                              ----------   ----------
                                                              $3,876,978   $1,565,432
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   ----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Room......................................................   $364,181      $134,646      $11,864
  Food and beverage.........................................     98,198        26,225        5,390
  Other hotel and resort operating departments..............     27,769         9,251        1,443
  Rental income from operating leases.......................     35,263        37,341       61,031
  Credit enhancement funding................................     24,763        10,279           --
  Interest and other income.................................      6,966         7,784        9,289
                                                               --------      --------      -------
                                                                557,140       225,526       89,017
                                                               --------      --------      -------
Expenses:
  Room......................................................     87,114        32,574        4,357
  Food and beverage.........................................     75,457        20,126        3,800
  Other hotel and resort operating departments..............     17,616         4,431          628
  Property operations.......................................    110,857        36,454        3,799
  Repairs and maintenance...................................     25,314         6,842          697
  Hotel and resort management fees..........................     16,644         5,898          494
  Sales and marketing.......................................     36,691        11,805        1,809
  Interest and loan cost amortization.......................     61,202        24,718       16,098
  General operating and administrative......................     10,107         6,060        3,603
  Asset management fees to related party....................     12,782         6,696        3,327
  Depreciation and amortization.............................     76,714        36,217       21,818
                                                               --------      --------      -------
                                                                530,498       191,821       60,430
                                                               --------      --------      -------
Income from continuing operations before equity in losses of unconsolidated subsidiaries and minority interests'
  (income) loss.............................................     26,642        33,705       28,587
Equity in losses of unconsolidated subsidiaries.............    (23,970)      (17,256)      (7,968)
Minority interests' (income) loss...........................        778          (639)      (1,291)
                                                               --------      --------      -------
Income from continuing operations before benefit from income
  taxes.....................................................      3,450        15,810       19,328
Benefit from income taxes...................................      1,321            --           --
                                                               --------      --------      -------
Income from continuing operations...........................      4,771        15,810       19,328
Income from discontinued operations.........................      1,222            --           --
                                                               --------      --------      -------
Net earnings................................................   $  5,993      $ 15,810      $19,328
                                                               ========      ========      =======
Earnings per share of common stock (basic and diluted):
  Continuing operations.....................................   $   0.02      $   0.16      $  0.30
  Discontinued operations...................................   $   0.01      $     --      $    --
                                                               --------      --------      -------
                                                               $   0.03      $   0.16      $  0.30
                                                               ========      ========      =======
Weighted average number of shares of common stock
  outstanding:
     Basic and diluted......................................    172,449        97,874       64,458
                                                               ========      ========      =======

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          COMMON STOCK                     ACCUMULATED       ACCUMULATED
                       ------------------   CAPITAL IN   DISTRIBUTIONS IN       OTHER
                       NUMBER OF    PAR     EXCESS OF     EXCESS OF NET     COMPREHENSIVE                COMPREHENSIVE
                        SHARES     VALUE    PAR VALUE        EARNINGS           LOSS          TOTAL         INCOME
                       ---------   ------   ----------   ----------------   -------------   ----------   -------------
Balance at December
  31, 2000...........    49,002    $  490   $  432,403       $(10,878)         $    --      $  422,015
Subscriptions
  received for common
  stock through
  public offerings
  and distribution
  reinvestment
  plan...............    28,607       286      285,783             --               --         286,069      $    --
Retirement of common
  stock..............      (251)       (3)      (2,310)            --               --          (2,313)          --
Stock issuance
  costs..............        --        --      (34,724)            --               --         (34,724)          --
Net earnings.........        --        --           --         19,328               --          19,328       19,328
Current period
  adjustments to
  recognize value of
  cash flow hedges...        --        --           --             --           (1,190)         (1,190)      (1,190)
                                                                                                            -------
Total comprehensive
  income.............        --        --           --             --               --              --      $18,138
                                                                                                            =======
Distributions
  declared and paid
  ($.77 per share)...        --        --           --        (48,409)              --         (48,409)
                        -------    ------   ----------       --------          -------      ----------
Balance at December
  31, 2001...........    77,358    $  773   $  681,152       $(39,959)         $(1,190)     $  640,776
                        =======    ======   ==========       ========          =======      ==========

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          COMMON STOCK                     ACCUMULATED       ACCUMULATED
                       ------------------   CAPITAL IN   DISTRIBUTIONS IN       OTHER
                       NUMBER OF    PAR     EXCESS OF     EXCESS OF NET     COMPREHENSIVE                COMPREHENSIVE
                        SHARES     VALUE    PAR VALUE        EARNINGS           LOSS          TOTAL         INCOME
                       ---------   ------   ----------   ----------------   -------------   ----------   -------------
Balance at December
  31, 2001...........    77,358    $  773   $  681,152      $ (39,959)         $(1,190)     $  640,776
Subscriptions
  received for common
  stock through
  public offerings
  and distribution
  reinvestment
  plan...............    48,911       489      488,622             --               --         489,111      $    --
Retirement of common
  stock..............      (260)       (2)      (2,389)            --               --          (2,391)          --
Stock issuance
  costs..............        --        --      (51,640)            --               --         (51,640)          --
Net earnings.........        --        --           --         15,810               --          15,810       15,810
Current period
  adjustments to
  recognize value of
  cash flow hedges...        --        --           --             --           (3,126)         (3,126)      (3,126)
                                                                                                            -------
Total comprehensive
  income.............        --        --           --             --               --              --      $12,684
                                                                                                            =======
Distributions
  declared and paid
  ($.78 per share)...        --        --           --        (74,217)              --         (74,217)
                        -------    ------   ----------      ---------          -------      ----------
Balance at December
  31, 2002...........   126,009    $1,260   $1,115,745      $ (98,366)         $(4,316)     $1,014,323
                        =======    ======   ==========      =========          =======      ==========
Balance at December
  31, 2002...........   126,009    $1,260   $1,115,745      $ (98,366)         $(4,316)     $1,014,323
Subscriptions
  received for common
  stock through
  public offerings
  and distribution
  reinvestment
  plan...............   116,950     1,171    1,168,325             --               --       1,169,496      $    --
Retirement of common
  stock..............      (716)       (7)      (6,584)            --               --          (6,591)          --
Stock issuance
  costs..............        --        --     (113,211)            --               --        (113,211)          --
Net earnings.........        --        --           --          5,993               --           5,993        5,993
Current period
  adjustment to
  recognize change in
  value of cash flow
  hedges.............        --        --           --             --              554             554          554

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
          YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 -- (CONTINUED)

                          COMMON STOCK                     ACCUMULATED       ACCUMULATED
                       ------------------   CAPITAL IN   DISTRIBUTIONS IN       OTHER
                       NUMBER OF    PAR     EXCESS OF     EXCESS OF NET     COMPREHENSIVE                COMPREHENSIVE
                        SHARES     VALUE    PAR VALUE        EARNINGS           LOSS          TOTAL         INCOME
                       ---------   ------   ----------   ----------------   -------------   ----------   -------------
Current period
  adjustment to
  recognize change in
  value of foreign
  operations
  investment hedge...        --        --           --             --             (791)           (791)        (791)
Translation
  adjustment from
  foreign
  operations.........        --        --           --             --              929             929          929
                                                                                                            -------
Total comprehensive
  income.............        --        --           --             --               --              --      $ 6,685
                                                                                                            =======
Distributions
  declared and paid
  ($.78 per share)...        --        --           --       (129,961)              --        (129,961)
                        -------    ------   ----------      ---------          -------      ----------
Balance at December
  31, 2003...........   242,243    $2,424   $2,164,275      $(222,334)         $(3,624)     $1,940,021
                        =======    ======   ==========      =========          =======      ==========

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                 2003         2002        2001
                                                              -----------   ---------   ---------
Cash flows from operating activities:
Net earnings................................................  $     5,993   $  15,810   $  19,328
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
Depreciation................................................       76,714      36,217      21,818
Amortization................................................        3,337       1,593       1,277
Distributions from investment in unconsolidated
  subsidiaries, net of equity in earnings/losses............       33,070      27,586       9,817
Minority interest...........................................         (778)        639       1,291
Utilization of deferred tax asset...........................       (1,321)         --          --
Changes in operating assets and liabilities, net of effects
  of business acquisitions:
  Receivables...............................................      (33,298)    (13,344)     (1,265)
  Due from related parties..................................           --      (1,158)         --
  Prepaid expenses and other assets.........................       (1,122)     (2,417)        270
  Accrued rental income.....................................         (421)        306          (8)
  Accounts payable and accrued expenses.....................       17,182      11,626       3,713
  Due to related parties....................................        9,065       1,460        (333)
  Credit enhancements.......................................        4,906       2,056          --
  Security deposits.........................................         (993)     (2,978)      4,036
  Rents paid in advance.....................................          553        (736)     (1,536)
                                                              -----------   ---------   ---------
  Net cash provided by operating activities.................      112,887      76,660      58,408
                                                              -----------   ---------   ---------
Cash flows from investing activities:
  Additions to hotel Properties.............................   (1,224,313)   (446,520)   (351,621)
  RFS Acquisition...........................................     (450,350)         --          --
  Investment in unconsolidated subsidiaries.................         (727)    (53,099)    (30,804)
  Additions to goodwill and other intangible assets.........      (83,000)         --          --
  Acquisition of additional interest in Hotel Investors, net
     of Hotel Investors' cash...............................           --          --     (32,884)
  Deposit on Property and other investments.................      (24,985)    (10,300)         --
  Increase in restricted cash...............................      (29,241)    (12,425)     (6,106)
  Increase (decrease) in other assets.......................      (81,996)    (29,643)    (11,611)
                                                              -----------   ---------   ---------
  Net cash used in investing activities.....................   (1,894,612)   (551,987)   (433,026)
                                                              -----------   ---------   ---------
Cash flows from financing activities:
  Net (repayments)/proceeds from borrowings on line of
     credit.................................................           (6)     16,579       7,500
  Payment of loan costs.....................................       (9,751)     (2,395)     (4,932)
  Proceeds from mortgage loans and other notes payable......      866,912     118,720     137,990
  Principal payments on mortgage loans......................       (4,730)     (1,931)     (1,184)
  Payments on other notes, net of borrowings................       (2,533)    (26,607)         --
  Net contributions from minority interests.................      107,233      14,570      37,729
  Subscriptions received from stockholders..................    1,169,496     489,111     286,069
  Distributions to stockholders.............................     (129,961)    (74,217)    (48,409)
  Due from related parties -- offering expenses.............           --          --      (1,411)
  Distributions to minority interest........................         (380)       (530)     (2,896)
  Retirement of common stock................................       (6,591)     (2,391)     (2,313)
  Payment of stock issuance costs...........................     (113,211)    (51,640)    (34,724)
                                                              -----------   ---------   ---------
  Net cash provided by financing activities.................    1,876,478     479,269     373,419
                                                              -----------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........       94,753       3,942      (1,199)
Cash and cash equivalents at beginning of year..............       52,941      48,999      50,198
                                                              -----------   ---------   ---------
Cash and cash equivalents at end of year....................  $   147,694   $  52,941   $  48,999
                                                              ===========   =========   =========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                 2003         2002        2001
                                                              -----------   ---------   ---------
Supplemental disclosures of cash flow information:
Cash paid during the year for interest......................  $    54,315   $  22,274   $  16,597
                                                              ===========   =========   =========
Supplemental schedule of non-cash investing activities:
RFS Acquisition
  Purchase accounting:
     Assets acquired:
       Cash and cash equivalents............................  $     5,612   $      --   $      --
       Restricted cash......................................        9,069          --          --
       Accounts receivable..................................        5,442          --          --
       Loan costs...........................................        5,544          --          --
       Prepaid expenses and other assets....................        8,595          --          --
       Deferred tax asset...................................       24,505          --          --
       Hotel properties.....................................      713,352          --          --
                                                              -----------   ---------   ---------
       Total................................................  $   772,119   $      --   $      --
                                                              ===========   =========   =========
     Liabilities assumed:
       Accounts payable and accrued expenses................  $    23,207   $      --   $      --
       Mortgages payable....................................      160,731          --          --
       Other notes payable..................................      124,021          --          --
                                                              -----------   ---------   ---------
       Total................................................  $   307,959   $      --   $      --
                                                              ===========   =========   =========
     Net assets acquired....................................  $   464,160   $      --   $      --
                                                              ===========   =========   =========
     Net of cash............................................  $   458,548   $      --   $      --
                                                              ===========   =========   =========
  Hotel Properties acquired as a result of the RFS
     Acquisition classified as Real Estate Held for Sale....  $    29,550   $      --   $      --
                                                              ===========   =========   =========
Amounts incurred but not paid for construction in
  progress..................................................  $     6,827   $   4,175   $   6,601
                                                              ===========   =========   =========
Allocation of acquisition fees included in other assets to
  investment in hotel Properties and unconsolidated
  subsidiaries and operating leases.........................  $    77,014   $  21,879   $  10,657
                                                              ===========   =========   =========
Supplemental schedule of non-cash financing activities:
Non-cash reduction in TIF Note..............................  $       360   $   1,227   $      --
                                                              ===========   =========   =========
Assumption of other liabilities with Crestline lease
  assumption................................................  $        --   $   3,576   $      --
                                                              ===========   =========   =========
Distributions declared not paid to minority interest at year
  end.......................................................  $        --   $     106   $      88
                                                              ===========   =========   =========
Loans assumed as a result of the acquisition of
  Properties................................................  $    75,571   $   9,327   $   6,736
                                                              ===========   =========   =========
(Decrease) increase in assets related to value of cash flow
  hedge.....................................................  $        --   $    (792)  $     258
                                                              ===========   =========   =========
Obligations under capital leases acquired during the
  period....................................................  $        --   $     115   $     125
                                                              ===========   =========   =========

          See accompanying notes to consolidated financial statements.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.  ORGANIZATION:

     CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a "REIT"). The terms "Company" or "Registrant" include, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., each of their subsidiaries and several consolidated partnerships and joint ventures (see Exhibit 21 for a listing of the Company's subsidiaries). Various other wholly or majority owned subsidiaries are expected to be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties ("Properties").

     As of December 31, 2003 the Company owned 106 Properties directly and 24 Properties through equity investment interests. The Company leases most of its Properties to taxable REIT subsidiary ("TRS") entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Property. Rental income from operating leases is included in the consolidated results of operations for these Properties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and each of its wholly or majority owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities", the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities. FIN 46R does not require restatement of previously issued financial statements, however, the Company has restated prior years' consolidated financial statements to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders' equity, net earnings or related per share amounts for all periods presented.

     The following is a summary of this restatement of the previously filed consolidated financials statements:

FINANCIAL STATEMENTS                                       EFFECT OF FIN 46R
--------------------                                       -----------------
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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FINANCIAL STATEMENTS                                       EFFECT OF FIN 46R
--------------------                                       -----------------
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

     Revenue Recognition -- Revenues are recognized when rooms are occupied and the services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

     Lease Accounting -- Certain Properties are leased to, and operated by, unrelated third-party tenants on a "triple-net" basis, whereby the tenant is generally responsible for all Property operating expenses, including property taxes, insurance, and maintenance and repairs. These third-party Property leases are accounted for as operating leases. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date.

     Foreign Currency Translation -- The results of operations for foreign locations are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statement of earnings.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Hotel and Resort Properties -- Hotel and resort properties are generally comprised of land, buildings, and equipment and are recorded at historical cost. The cost of improvements and betterments and any interest incurred during the construction or renovation periods are capitalized. Costs of repairs and maintenance are expensed as incurred.

     Buildings and equipment are generally depreciated on the straight-line method over their estimated useful lives of 40 and seven years, respectively. When the Properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected as income.

     Impairment of Long-Lived Assets -- Long-lived assets are tested for recoverability at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.

     Investment in Unconsolidated Subsidiaries -- Investments in unconsolidated subsidiaries are accounted for under the equity method of accounting when the Company owns a 50% interest or less in the costs and benefits of the subsidiary. The difference between the Company's carrying amount of its investments in unconsolidated subsidiaries and the underlying equity in the net assets of the subsidiaries is due to acquisition fees and expenses which have been allocated to the Company's investment. These amounts are amortized over 36 years, which is the estimated life of the building and equipment commencing when the hotel and resort begins operations.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

     Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Company's various Properties. Other amounts have been set aside for capital improvements at various Properties. These amounts have been separately classified as restricted cash in the accompanying consolidated balance sheets.

     Credit Enhancements -- The Company benefits from various types of credit enhancements that have been provided by the managers of many of its Properties. All of the credit enhancements are subject to expiration, or "burn-off" provisions over time. The following summary describes the various types of credit enhancements that the Company benefits from:

    Limited Rent Guarantees -- Limited rent guarantees ("LRG") are provided by third-party hotel and resort managers to unrelated third-party tenants for certain Properties which the Company leases on a triple-net basis. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company relating to these Properties. The credit enhancement results in rental revenue being recorded by the Company which otherwise may not have been recorded. The Company is not obligated to repay amounts funded under LRG's.

    Threshold Guarantees -- Threshold guarantees ("TG") are provided by third-party hotel and resort managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Generally, each TG is available for a specific Property or pool of Properties. Funding

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    under these guarantees is either recognized as other income, as a reduction in base management fees or, as liabilities by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company.

    Liquidity Facility Loans -- Liquidity Facility Loans ("LFL") are provided by third-party hotel and resort managers to the Company or its unconsolidated subsidiaries in order to guarantee a minimum distribution for each of the Properties covered by the LFL. Funding under an LFL is recognized as a liability when the amounts funded may be required to be repaid.

    Senior Loan Guarantees -- Senior loan guarantees ("SLG") are provided by third-party hotel and resort managers to the Company or its unconsolidated subsidiaries in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLG is recognized as a liability because the amounts funded may be required to be repaid in the future.

     Loan Costs -- Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

     Earnings Per Share -- Basic earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during each year, and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

     Reclassification -- Certain items in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or net earnings. Goodwill and Other Intangible Assets -- The Company follows Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually.

     Income Taxes -- Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations. The Company does not file a consolidated return for its TRS entities.

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

     Segment Information -- The Company derives all significant revenues from a single line of business, hotel and resort real estate ownership.

     Recent Accounting Pronouncements -- In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on the Company's results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. FAS 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. Effective October 29, 2003, the FASB deferred implementation of FAS 150, as it applies to minority interests of finite lived Partnerships. The Company adopted FAS 150 in the year ended December 31, 2003, except as it applies to minority interest, and it did not have a material impact on the Company's results of operations.

     In December 2003, the FASB issued Statement of Financial Accounting Standards Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities". This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Company has adopted FIN 46R as of December 31, 2003, which resulted in the consolidation of several previously unconsolidated subsidiaries. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Company has restated prior years' consolidated financial statements to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders' equity or net earnings.

     Use of Estimates -- Company Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments -- The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate approximates carrying value because of short maturities. The fair value of fixed rate long-term debt is determined based on market prices.

     Derivative Instruments and Hedging Activities -- The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates and foreign currency exchange rates on the cash flows associated with its variable-rate debt and its net investment in a foreign subsidiary. The Company minimizes these risks by following established risk management policies and procedures including the use of derivatives. The Company does not enter into or holds derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated a hedge of the exposure to variable cash flows of a forecasted transaction, referred to as a cash flow hedge, when the Company hedges variability of cash flows related to a variable-rate asset or liability or its net investment in a foreign subsidiary. The effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings)

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the gain or loss is reflected in earnings.

     Advertising and Promotional Costs -- The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel and resort expense in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $36.7 million, $11.8 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001.

3. ASSUMPTION OF THIRD-PARTY LEASES:

  WESTERN INTERNATIONAL LEASES

     Effective January 1, 2002, the Company took assignment of its leases with WI Hotel Leasing, LLC for seven Properties and paid approximately $0.07 million for this assignment. These Properties are currently being leased by a TRS of the Company and are managed by affiliates of Marriott International, Inc. ("Marriott"). The operations of these Properties have been reflected in the Company's results of operations for the years ended December 31, 2003 and 2002.

  CRESTLINE MI-3 LEASES

     Effective June 28, 2002, the Company took assignment of its leases from CCCL Leasing, LLC, an affiliate of Crestline Capital Corporation, for nine Properties. These Properties are currently being leased by a TRS of the Company and are managed by an affiliate of Marriott. The operations of these Properties are reflected in the Company's consolidated results of operations for the Company effective June 28, 2002. In connection with this transaction, CCCL Leasing, LLC gave up its claim to security deposits totaling approximately $4.0 million. In addition, the Company assumed a liquidity facility loan of approximately $3.6 million and paid approximately $0.03 million in legal fees and other expenses. These transactions resulted in net other income of approximately $0.4 million being recognized during the year ended December 31, 2002.

  CRESTLINE ATLANTA LEASES

     Effective June 30, 2002, the Company took assignment of its leases from CC GB Leasing, LLC, an affiliate of Crestline Capital Corporation, for two Properties. These Properties are currently leased by a TRS of the Company and are managed by an affiliate of Interstate Hotels and Resorts under the Residence Inn by Marriott brand. The operations of the Properties are reflected in the Company's consolidated results of operations effective June 30, 2002. In connection with this transaction, CC GB Leasing, LLC forfeited security deposits totaling $1.4 million, and the Company assumed net assets of approximately $0.1 million, resulting in other income of approximately $1.5 million being recognized by the Company during the year ended December 31, 2002.

4. RFS ACQUISITION:

     On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT ("RFS") and RFS Partnership, L.P. ("RFS OP"), for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million). Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company and RFS ceased to exist as a separate corporate entity. Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP, and RFS OP continues to exist as a separate entity. Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol "RFS." Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS's common stock at a price per share of $12.35. The former assets of RFS are now held by subsidiaries

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the Company. Upon closing of the transaction, in July 2003, the Company and its subsidiaries (which now include RFS OP) became responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million).

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

     The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                              JULY 10, 2003
                                                              -------------
                                  ASSETS
Investment in Properties....................................    $683,802
Real estate held for sale...................................      29,550
Cash and cash equivalents...................................       5,612
Restricted cash.............................................       9,069
Accounts receivable.........................................       5,442
Prepaid expenses and other assets...........................       8,595
Loan Costs..................................................       5,544
Deferred income taxes.......................................      24,505
                                                                --------
  Total assets acquired.....................................     772,119
                                                                --------
                                LIABILITIES
Mortgage notes payable......................................     160,731
Other notes payable.........................................     124,021
Accounts payable and accrued expenses.......................      23,207
                                                                --------
  Total liabilities assumed.................................     307,959
                                                                --------
  Net assets acquired.......................................    $464,160
                                                                ========

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

     Flagstone Hospitality Management LLC ("Flagstone") previously managed 50 of the 57 Properties. In October 2003, the Company began terminating both existing management license agreements with Flagstone

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and franchise licenses for many of these Properties and entering into new management and franchise agreements with internationally recognized hotel and resort managers. Management contracts for all 50 Properties were completely transitioned to new internationally recognized hotel and resort managers and franchisors by January 31, 2004.

5. OTHER PROPERTY ACQUISITIONS:

     In addition to the interests in the Properties acquired through the RFS Acquisition the following Properties were acquired during the years ended December 31, 2002 and 2003:

                                                                                      PURCHASE PRICE
BRAND AFFILIATION                         PROPERTY LOCATION     DATE OF ACQUISITION   (IN THOUSANDS)
-----------------                         -----------------     -------------------   --------------
SpringHill Suites by Marriott..........  Manhattan Beach, CA    January 18, 2002         $20,000
TownePlace Suites by Marriott..........  Manhattan Beach, CA    January 18, 2002          15,000
SpringHill Suites by Marriott..........  Plymouth Meeting, PA   January 18, 2002          27,000
Courtyard by Marriott..................  Basking Ridge, NJ      March 1, 2002             35,750
Marriott Hotel.........................  Bridgewater, NJ        June 14, 2002             61,500
Courtyard by Marriott..................  Newark, CA             October 25, 2002          25,500
Residence Inn by Marriott..............  Newark, CA             November 15, 2002         27,300
Doubletree Crystal City................  Arlington, VA          December 19, 2002         71,000
Hyatt Regency..........................  Miami, FL              February 20, 2003         35,800
JW Marriott............................  New Orleans, LA        April 21, 2003            92,500
Marriott Hotel*........................  Seattle, WA            May 23, 2003              88,900
Marriott Hotel.........................  Plano, TX              August 15, 2003           55,550
Marriott Hotel.........................  Baltimore, MD          August 29, 2003           69,000
Courtyard by Marriott..................  Arlington, VA          August 29, 2003           35,000
Hyatt..................................  Montreal, Canada       December 15, 2003         51,800

---------------

* Newly constructed

     In 2002 and 2003, the Company also acquired interests in the following Properties through various joint ventures, all of which have been consolidated in the accompanying consolidated financial statements:

                                                        OWNERSHIP                         PURCHASE PRICE
BRAND AFFILIATION                   PROPERTY LOCATION   INTEREST    DATE OF ACQUISITION   (IN THOUSANDS)
-----------------                   -----------------   ---------   -------------------   --------------
Hampton Inn.......................  Houston, TX           85.0%     September 4, 2002        $ 14,300
Hilton Hotel......................  Dallas, TX            75.0%     December 24, 2002          52,000
Hilton Hotel......................  Tucson, AZ            75.0%     December 24, 2002          69,000
Hilton Hotel......................  Rye, NY               75.0%     February 20, 2003          75,000
Embassy Suites....................  Orlando, FL           75.0%     February 20, 2003          12,500
Embassy Suites....................  Arlington, VA         75.0%     February 20, 2003          45,500
Embassy Suites....................  Santa Clara, CA       75.0%     February 20, 2003          46,500
Hyatt Regency.....................  Dearborn, MI          85.0%     August 28, 2003            65,000
Hampton Inn.......................  Manhattan, NY         66.7%     August 29, 2003            28,000
Hilton Hotel......................  La Jolla, CA          75.0%     December 17, 2003         110,000
Hilton Hotel......................  Washington, D.C.      75.0%     December 17, 2003         102,000
Del Coronado Hotel................  Del Coronado, CA      70.0%     December 18, 2003         406,900

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company completed construction and opened the following three wholly owned Properties during 2002:

BRAND AFFILIATION                                     PROPERTY LOCATION     OPENING DATE
-----------------                                     -----------------     ------------
Residence Inn by Marriott...........................  Orlando, FL         February 14, 2002
Courtyard by Marriott...............................  Weston, FL          February 14, 2002
Courtyard by Marriott...............................  Edison, NJ          November 4, 2002

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

     The following presents unaudited pro forma results of operations of the Company as if the Properties were owned during the entire period for the years ended December 31, 2003 and 2002 including the effect of the RFS Acquisition (see Note 4) (in thousands, except share and per share data):

                                                                2003       2002
                                                              --------   --------
Revenues....................................................  $934,394   $910,400
Net earnings................................................     9,108     12,316
Basic and diluted earnings per share........................      0.04       0.07
Weighted average number of common shares
  outstanding -- basic and diluted..........................   242,321    174,184

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

triple-net basis. The Company has 104 Properties encumbered by debt. Properties consist of the following at December 31 (in thousands):

                                                                 2003         2002
                                                              ----------   ----------
Land........................................................  $  465,176   $  191,515
Buildings...................................................   2,661,928    1,120,149
Equipment...................................................     337,602      121,777
                                                              ----------   ----------
                                                               3,464,706    1,433,441
Less accumulated depreciation...............................    (142,197)     (67,248)
Construction in progress....................................      34,867       13,395
                                                              ----------   ----------
                                                              $3,357,376   $1,379,588
                                                              ==========   ==========

     The Company is currently developing one hotel Property in Florida, which is expected to be completed in June 2004. This Property is expected to be leased to a TRS entity of the Company and managed by a subsidiary of Marriott. The Company also developed and opened, on February 18, 2004, a Courtyard by Marriott in Foothill Ranch, California. The total estimated cost of this Property including land is expected to be $18.3 million. Construction in progress of approximately $34.9 million and $13.4 million, respectively, for these Properties is included in hotel and resort properties in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively. The Company has six Properties held for sale with a total book value of approximately $30.0 million.

     The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third-parties at December 31, 2003 (in thousands):

2004........................................................  $ 33,605
2005........................................................    33,605
2006........................................................    33,605
2007........................................................    33,485
2008........................................................    32,352
2009 and thereafter.........................................   208,961
                                                              --------
                                                              $375,613
                                                              ========

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     During 2003 and 2002, the Company invested a total of approximately $0.7 million and $42.7 million, respectively, in unconsolidated subsidiaries. As of December 31, 2003, the Company had the following investments in unconsolidated subsidiaries:

                                   TOTAL AMOUNT    OWNERSHIP
NAME                                 INVESTED      INTEREST               DESCRIPTION
----                               -------------   ---------   ---------------------------------
WB Resort Partners, L.P..........  $41.6 million    49.00%     A partnership which owns a resort
                                                               in Hawaii
Desert Ridge Resort Partners,
  LLC............................  $25.1 million    44.00%     A joint venture which owns a
                                                               resort in Arizona
CY-SF Hotel Partnership, L.P.....  $13.0 million    48.15%     A partnership which owns one
                                                               hotel in California
CTM Partners, LLC................  $ 5.2 million    31.25%     A joint venture that holds a
                                                               majority interest in an LLC that
                                                               owns the licensing rights to the
                                                               Mobil Travel Guide.
CNL Plaza, Ltd...................  $ 0.3 million     9.90%     A partnership which owns an
                                                               office building in Florida where
                                                               the Company's advisor, CNL
                                                               Hospitality Corp. leases office
                                                               space.

  DESERT RIDGE PARTNERSHIP

     During 2002, the Company contributed an additional $16.2 million into Desert Ridge Resort Partners, LLC (the "Desert Ridge Partnership"). The Desert Ridge Partnership owns a resort which was under construction in 2001 and the majority of 2002. The resort opened for business on November 30, 2002. Limited golf course operations were included in the consolidated results of operations of the Company until the resort opened in late 2002. The final costs of construction were paid in early 2003 and the total cost of the resort was approximately $301.7 million.

  WAIKIKI PARTNERSHIP

     During 2002, the Company contributed an additional $8.7 million into WB Resort Partners, LP (the "Waikiki Partnership"). The Waikiki Partnership owns the Waikiki Beach Marriott in Honolulu, Hawaii, which was undergoing significant renovations for the majority of 2002, and was substantially complete as of December 31, 2002. The total cost of the resort including renovations was approximately $208.2 million.

  MOBIL TRAVEL GUIDE

     In January 2002, the Company acquired a 25% interest in a partnership, CTM Partners, LLC, with Publications International, Ltd. ("PIL"), Hilton Hotels Corporation ("Hilton"), and Marriott that owns a 77.5% interest in a partnership with Exxon Mobil Corporation and PIL ("EMTG"). EMTG owns the licensing rights to the Mobil Travel Guide. The licensing rights entitle EMTG to assemble, edit, publish and sell the Mobil Travel Guide to generate additional products using the Mobil Travel Guide brand. The Company's capital contribution in CTM Partners, LLC was approximately $3.6 million. EMTG has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, and a director and principal stockholder, to manage its business. In December 2002, the Company contributed an additional $894,000 to CTM Partners, LLC, thereby increasing the Company's ownership in the partnership from 25% to 31.25%. In 2003, the Company contributed an additional $0.7 million approximately to the partnership and the

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

other partners also made contributions in amounts that maintained the existing ownership interests of each partner.

  OFFICE BUILDING

     In May 2002, the Company acquired a 9.9% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the CNL Hospitality Corp. and its affiliates lease office space, for $300,000. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, the Company has severally guaranteed a 16.67% share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

  SAN FRANCISCO PARTNERSHIP

     In June 2002, the Company acquired a 50% interest in CY-SF Hotel Parent, LP (the "San Francisco Partnership"), a partnership with an affiliate of Marriott. The San Francisco Partnership purchased a Courtyard by Marriott in downtown San Francisco for approximately $82.0 million (the "San Francisco Downtown Property"). The purchase was financed with equity investments of $13.0 million each from the Company and Marriott, as well as $56.0 million in borrowings consisting of two loans from a third-party lender. One of the loans was in the amount of $41.0 million and requires interest payments equal to the greater of one-month LIBOR plus 3.25 percent, or 6.25 percent. The other loan was in the amount of $15.0 million and requires interest payments equal to a base rate plus 7 percent. The base rate equals the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. Both loans mature in August 2007 and require monthly payments of interest only through July 1, 2004, at which time monthly payments of principal and interest are due with the remaining principal balances and any unpaid interest due at maturity. The lessee of the San Francisco Downtown Property is a wholly owned subsidiary of the San Francisco Partnership and the Property is managed by a subsidiary of Marriott. In September 2003, Marriott contributed an additional $1.0 million to the partnership, thereby increasing its ownership in the partnership from 50 percent to 51.9 percent.

     The following presents unaudited condensed balance sheets for these investments as of December 31, 2003 (in thousands):

                                DESERT RIDGE
                                   RESORT                       CY-SF         CTM
                                 PARTNERS,      WB RESORT       HOTEL      PARTNERS,   CNL PLAZA,
                                    LLC        PARTNERS, LP   PARENT, LP      LLC         LTD.       TOTAL
                                ------------   ------------   ----------   ---------   ----------   --------
Hotel and resort properties...    $262,757       $190,955      $77,794      $    --     $    --     $531,506
Other assets..................      18,077         21,392        7,081       21,327      61,557      129,434
Mortgages and other notes
  payable.....................     268,730        174,080       56,350        5,797      62,978      567,935
Other liabilities.............      20,362         22,474       11,231       11,457         696       66,220
Partners' capital (deficit)...      (8,258)        15,793       17,294        4,073      (2,117)      26,785
Difference between carrying
  amount of investment and
  Company's share of partners'
  capital.....................       4,380          4,590        1,728           --          --       10,698
Company's ownership interest
  at end of period............       44.00%         49.00%       48.15%       31.25%       9.90%

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following presents unaudited condensed balance sheets for these investments as of December 31, 2002 (in thousands):

                                     DESERT RIDGE
                                        RESORT                       CY-SF         CTM
                                      PARTNERS,      WB RESORT       HOTEL      PARTNERS,   CNL PLAZA,
                                         LLC        PARTNERS, LP   PARENT, LP      LLC         LTD.       TOTAL
                                     ------------   ------------   ----------   ---------   ----------   --------
Hotel and resort properties........    $269,925       $198,140      $80,374      $    --     $    --     $548,439
Other assets.......................      21,187         22,091        3,733       12,623      63,735      123,369
Mortgages and other notes
  Payable..........................     230,176        157,798       57,160        2,247      64,061      511,442
Other liabilities..................      42,694         15,834        3,725          220         398       62,871
Partners' capital (deficit)........      18,242         46,599       23,222       10,156        (724)      97,495
Difference between carrying amount
  of investment and Company's share
  of partners' capital.............       3,642          3,503        1,831           --          --        8,976
Company's ownership interest at end
  of period........................       44.00%         49.00%       50.00%       31.25%       9.90%

     The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2003 (in thousands):

                       DESERT RIDGE
                          RESORT        WB RESORT     CY-SF HOTEL        CTM              CNL
                       PARTNERS, LLC   PARTNERS, LP   PARENT, LP    PARTNERS, LLC     PLAZA, LTD.       TOTAL
                       -------------   ------------   -----------   -------------   ---------------   ---------
Revenues.............    $ 90,270        $ 55,766      $ 15,542        $ 2,515          $10,445       $ 174,538
Cost of sales........     (43,471)        (22,301)       (5,512)        (7,464)          (3,325)        (82,073)
Expenses.............     (68,673)        (54,496)      (14,328)        (3,043)          (7,009)       (147,549)
Minority interest in
  loss...............          --              --            --          1,828               --           1,828
                         --------        --------      --------        -------          -------       ---------
Net income (loss)....    $(21,874)       $(21,031)     $ (4,298)       $(6,164)         $   111       $ (53,256)
                         ========        ========      ========        =======          =======       =========
Income (loss)
  allocable to the
  Company............    $ (9,625)       $(10,305)     $ (2,125)       $(1,926)         $    11       $ (23,970)
                         ========        ========      ========        =======          =======       =========
Other comprehensive
  income allocable to
  the Company........    $    856        $     --      $     --        $    --          $    --       $     856
                         ========        ========      ========        =======          =======       =========
Company's ownership
  interest at end of
  period.............       44.00%          49.00%        48.15%         31.25%            9.90%

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2002 (in thousands):

                         DESERT RIDGE                                     CTM
                            RESORT        WB RESORT     CY-SF HOTEL    PARTNERS,         CNL
                         PARTNERS, LLC   PARTNERS, LP   PARENT, LP        LLC        PLAZA, LTD.    TOTAL
                         -------------   ------------   -----------   ------------   -----------   --------
Revenues...............    $  7,344        $ 46,667       $ 8,564       $ 1,400        $6,088      $ 70,063
Cost of sales..........      (7,016)        (20,407)       (2,899)       (3,941)       (1,946)      (36,209)
Expenses...............     (15,680)        (44,657)       (7,011)       (1,604)       (4,086)      (73,038)
                           --------        --------       -------       -------        ------      --------
(Net income) loss......    $(15,352)       $(18,397)      $(1,346)      $(4,145)       $   56      $(39,184)
                           ========        ========       =======       =======        ======      ========
Income (loss) allocable
  to the Company.......    $ (6,547)       $ (9,006)      $  (673)      $(1,036)       $    6      $(17,256)
                           ========        ========       =======       =======        ======      ========
Other comprehensive
  income (loss)
  allocable to the
  Company..............    $ (2,572)       $     --       $    --       $    --        $   --      $ (2,572)
                           ========        ========       =======       =======        ======      ========
Company's ownership
  interest at end of
  period...............       44.00%          49.00%        50.00%        31.25%         9.90%

     The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2001(in thousands):

                       DESERT RIDGE
                          RESORT
                        PARTNERS,      WB RESORT     CY-SF HOTEL   CTM PARTNERS,     CNL PLAZA,
                           LLC        PARTNERS, LP   PARENT, LP*        LLC*           LTD.*        TOTAL
                       ------------   ------------   -----------   --------------   ------------   --------
Revenues.............    $  8,154       $ 10,167        $  --          $  --           $  --       $ 18,321
Cost of sales........      (2,235)        (5,508)          --             --              --         (7,743)
Expenses.............     (13,830)       (13,989)          --             --              --        (27,819)
                         --------       --------        -----          -----           -----       --------
Net loss.............    $ (7,911)      $ (9,330)       $  --          $  --           $  --       $(17,241)
                         ========       ========        =====          =====           =====       ========
Loss allocable to the
  Company............    $ (3,396)      $ (4,572)       $  --          $  --           $  --       $ (7,968)
                         ========       ========        =====          =====           =====       ========
Other comprehensive
  Income (loss)
  allocable to the
  Company............    $ (1,370)      $     --        $  --          $  --           $  --       $ (1,370)
                         ========       ========        =====          =====           =====       ========
Company's ownership
  interest at end of
  period.............       42.33%         49.00%          --             --              --

---------------

* These entities were not formed until 2002, and therefore are not presented for the year ended December 31, 2001.

     The difference between the carrying amount of the investments in the above entities and the Company's share of partners' capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the years ended December 31, 2003 and 2002, the Company received the following distributions, which reduce the carrying value of the investment (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Desert Ridge Resort Partners, LLC...........................  $2,891   $1,432
WB Resort Partners, LP......................................   4,790    4,136
CY-SF Hotel Parent, LP......................................   1,300      716
CNL Plaza, Ltd..............................................     119      164
                                                              ------   ------
                                                              $9,100   $6,448
                                                              ======   ======

     During the second half of 2003 the Company has not received the distributions it is entitled to from WB Resort Partners, LP due to cash operating shortfalls of this partnership. The Company does not anticipate receiving cash distributions from this partnership during 2004.

8.  DISCONTINUED OPERATIONS:

     The Company accounts for certain revenues and expenses as originating from discontinued operations pursuant to FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"). FASB 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations. Any gain or loss from the disposition, and any income or expenses associated with real estate assets held for sale, are included in the accompanying consolidated statement of earnings as discontinued operations. In connection with the RFS Acquisition in July 2003, the Company decided to sell six non-strategic Properties from the former RFS portfolio (see Note 4, "RFS Acquisition"), and therefore, these Properties were classified as real estate held for sale as of December 31, 2003.

     The financial results for these Properties are reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of discontinued operations were as follows for the year ended December 31 (in thousands):

                                                               2003
                                                              -------
Hotel revenues..............................................  $ 5,700
Hotel expenses..............................................   (4,478)
                                                              -------
Income from discontinued operations.........................  $ 1,222
                                                              =======

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

10.  INVESTMENTS:

     On April 21, 2003 and May 21, 2003, the Company, through a wholly owned subsidiary, invested $10 million and $5 million, respectively, in convertible preferred partnership units of Hersha Hospitality

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Limited Partnership ("HLP"). In addition, in connection with the acquisition of an interest in the Hampton Inn Chelsea-Manhattan Property, on August 29, 2003, the Company's subsidiary invested approximately $4 million in additional convertible preferred partnership units of HLP. This investment is accounted for under the cost basis method of accounting and included in prepaid expenses and other assets on the accompanying consolidated balance sheet. The investment in HLP is structured to provide the Company with a 10.5% cumulative preferred distribution, paid quarterly, and each of the current and any proposed investments in joint ventures with HLP is structured to provide the Company with a 10.5% cumulative preferred distribution on its unreturned capital contributions. There is no assurance, however, that future distributions or returns will be paid. HLP declares dividends quarterly in arrears. During 2003, the Company recognized approximately $1.2 million in distributions from its investment in the convertible preferred partnership units of HLP.

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

     The gross carrying amounts and accumulated amortization of the Company's amortizable intangible assets are as follows as of December 31, 2003:

                                                 GROSS CARRYING    ACCUMULATED     NET BOOK
INTANGIBLE ASSET (AMORTIZATION PERIOD)               AMOUNT        AMORTIZATION     VALUE
--------------------------------------           ---------------   ------------   ----------
Goodwill (indefinite life).....................      $33,600           N/A         $33,600
Trademark (indefinite lives)...................       49,000           N/A          49,000
Customer relationships/advanced booking(5
  years).......................................          400            (3)            397
                                                                                   -------
                                                                                   $82,997
                                                                                   =======

     The estimated amortization expense for the Company's other intangible assets for each of the five succeeding fiscal years is as follows:

2004........................................................  $ 80
2005........................................................    80
2006........................................................    80
2007........................................................    80
2008........................................................    77
                                                              ----
Total.......................................................  $397
                                                              ====

12.  INCOME TAXES:

     Prior to the RFS Acquisition (see Note 4), the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses of the Company's TRS entities. The Company has not recorded this future potential benefit because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future benefit. In connection with the RFS Acquisition, the Company acquired approximately $24.5 million, net of Section 382 limitations, of deferred tax assets arising from, principally, amortization of certain lease termination costs with the remainder due to net operating losses at RFS's TRS entities. The deferred tax assets of the RFS TRS entities are not available to offset taxable income for the Company's existing TRS subsidiaries and, likewise, the deferred tax assets of the existing TRS entities are not available to offset taxable income of the RFS TRS entities.

     The income tax benefit consists of the following component for each of the years ended December 31:

                                                               2003     2002    2001
                                                              -------   -----   -----
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $    --   $ --    $  --
  State.....................................................       --     --       --
                                                              -------   -----   -----
                                                                   --     --       --
                                                              -------   -----   -----
Deferred:
  Federal...................................................   (1,321)    --       --
  State.....................................................       --     --       --
                                                              -------   -----   -----
                                                               (1,321)    --       --
                                                              -------   -----   -----
Total income tax benefit....................................  $(1,321)  $ --    $  --
                                                              =======   =====   =====

     The income tax benefit has been allocated as follows:

                                                               2003     2002    2001
                                                              -------   -----   -----
                                                                  (IN THOUSANDS)
Continuing operations.......................................  $(1,321)  $ --    $  --
Discontinued operations.....................................       --     --       --
                                                              -------   -----   -----
Total income tax benefit....................................  $(1,321)  $ --    $  --
                                                              =======   =====   =====

     The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (in thousands):

                                                                2003      2002
                                                              --------   -------
Deferred tax assets:
  Net operating loss........................................  $ 20,401   $ 4,314
  Lease termination.........................................    15,192        --
  Other.....................................................       331        --
Valuation allowance.........................................   (10,098)   (4,314)
                                                              --------   -------
                                                              $ 25,826   $    --
                                                              ========   =======

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INDEBTEDNESS:

     Indebtedness consisted of the following at December 31 (in thousands):

                                                                 2003        2002
                                                              ----------   --------
Mortgages payable and accrued interest......................  $1,499,988   $401,765
Construction loan facilities................................      60,517     21,281
Tax incremental financing note..............................       8,098      8,458
Line of credit..............................................      24,073     24,079
                                                              ----------   --------
Indebtedness collateralized by Properties...................   1,592,676    455,583
Unsecured notes.............................................      81,674         --
                                                              ----------   --------
                                                              $1,674,350   $455,583
                                                              ==========   ========

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

     Some debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 6.25% as of December 31, 2003. The fair value of the Company's fixed rate long-term debt was $826.1 million at December 31, 2003. Fair value was determined based on market prices as of December 31, 2003.

     Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. The Company was in compliance with these covenants as of December 31, 2003.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Indebtedness consisted of the following as of December 31 (in thousands):

                                              INTEREST RATE                                 2003        2002
                                              -------------                              ----------   --------
Floating Rate Debt:
CMBS loan....................  26 hotels  LIBOR + 189 bps         (1)    December 2006   $  130,198   $     --
CMBS loan....................  26 hotels  LIBOR + 465 bps         (1)(2) December 2006       35,039         --
Mortgage Debt................  2 hotels   5-yr Treasury + 200     (3)    December 2008      127,200         --
                                          bps
Mortgage Debt................  4 hotels   LIBOR + 230 bps         (4)    October 2006        98,891    100,000
Mortgage Debt................  1 hotel    LIBOR + 285 bps         (5)    December 2008      290,000         --
Construction loan............  3 hotels   LIBOR + 275 bps         (6)    December 2005       44,939     21,281
Construction loan............  1 hotel    LIBOR + 350 bps                August 2006         15,578         --
Line of credit...............  15 hotels  LIBOR + 225 bps         (7)    September 2006      24,073     24,079
Line of credit...............  1 hotel    LIBOR + 575 bps         (10)   December 2006        5,502         --
                                                                                         ----------   --------
  Total floating rate debt...                                                               771,420    145,360
                                                                                         ----------   --------
Fixed Rate Debt:
Publicly-traded term notes...  n/a        9.75%                          March 2012          81,674         --
Mortgage Debt................  8 hotels   6.53%                          November 2007       91,194      9,070
Mortgage Debt................  1 hotel    8.22%                          November 2007       18,060         --
Mortgage Debt................  3 hotels   8.34%                          December 2007       50,348     50,348
Mortgage Debt................  1 hotel    8.29%                          December 2025       31,663     32,069
Mortgage Debt................  1 hotel    5.84%                          December 2007       31,151     31,082
Mortgage Debt................  1 hotel    7.78%                          January 2023         9,085      9,268
Mortgage Debt................  2 hotels   5.67%                          December 2007       79,022     78,650
Mortgage Debt................  1 hotel    4.93%                          July 2008           50,205         --
Mortgage Debt................  10 hotels  7.83%                          December 2008       91,166         --
Mortgage Debt................  7 hotels   7.67%                   (8)    July 2009           83,003     84,638
Mortgage Debt................  5 hotels   5.95%                          March 2010         145,000         --
Mortgage Debt................  8 hotels   8.00%                          August 2010         51,197         --
Mortgage Debt................  1 hotel    8.32%                          January 2011         6,549      6,640
Mortgage Debt................  1 hotel    8.11%                          February 2011       28,883         --
Mortgage Debt................  1 hotel    8.08%                          August 2010         46,632         --
Tax Incremental Financing
  Note.......................  1 hotel    12.85%                  (9)    June 2018            8,098      8,458
                                                                                         ----------   --------
  Total fixed rate debt......                                                               902,930    310,223
                                                                                         ----------   --------
  Total debt.................                                                            $1,674,350   $455,583
                                                                                         ==========   ========

---------------

 (1) The 26 Properties were collateralized for both Commercial Mortgage Backed Security ("CMBS") loans listed.
 (2) CMBS loan has an interest rate floor of 6.65%.
 (3) Mortgage debt has an interest rate floor of 5.50%.
 (4) Interest rate floor of 4.96%.
 (5) Blended interest rate.
 (6) The Construction Line of Credit has an interest rate floor of 6.75 %.
 (7) Revolving Line of Credit.
 (8) Average interest rate as the loans bear interest ranging from 7.50   % to
     7.75 %.
 (9) Tax Incremental Financing which is paid down with incremental real estate taxes resulting in an interest rate of 12.85 %.
(10) Revolving Line of Credit for Hotel del Coronado.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a schedule of maturities for all long-term borrowings at December 31, 2003 (in thousands):

2004........................................................   $   18,777
2005........................................................       54,692
2006........................................................      598,859
2007........................................................      274,131
2008........................................................      265,204
2009 and thereafter.........................................      462,687
                                                               ----------
  Total.....................................................   $1,674,350
                                                               ==========

14. DERIVATIVE INSTRUMENTS:

     The Company has a subsidiary in Montreal, Canada. The functional currency of this Property, which was acquired in December 2003, is Canadian dollars. In December 2003, the Company entered into a currency forward contract to buy U.S. dollars at a fixed price. This forward contract hedges the foreign currency exposure of the Company's net investment in this subsidiary. During 2003, the Company recognized a net holding loss of $0.8 million in other comprehensive income.

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

16.  RELATED PARTY TRANSACTIONS:

     Certain directors and officers of the Company hold similar positions with CNL Hospitality Corp. and its affiliates, including the managing dealer, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company's assets.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Amounts incurred relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

                                                                2003      2002
                                                              --------   -------
CNL Securities Corp.:
  Selling commissions *.....................................  $ 86,460   $37,003
  Marketing support fee and due diligence expense
     reimbursements*........................................     5,848     2,448
                                                              --------   -------
                                                                92,308    39,451
                                                              --------   -------
Advisor and its affiliates:
  Acquisition fees..........................................    94,531    29,464
  Development fees..........................................     2,612     1,896
  Asset management fees.....................................    12,782     6,696
                                                              --------   -------
                                                               109,925    38,056
                                                              --------   -------
                                                              $202,233   $77,507
                                                              ========   =======

---------------

* The majority of these fees and reimbursements were paid to unaffiliated broker-dealer firms.

     Of these amounts, approximately $10.1 and $1.9 million is included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively. In late 2003 the Company's Advisor allowed the Company to defer the payment of the asset management fee until September 15, 2004 to provide liquidity until the Company's results benefit from an economic and industry recovery. Asset management fees were not paid by the Company after August 2003 and in January 2004, CNL Hospitality Corp. refunded to the Company all of the asset management fees which had previously been paid during 2003. Out of the total amount due to CNL Hospitality Corp. as of December 31, 2003, $5.3 million relates to asset management fees. The Company will continue to accrue and will remain obligated to pay asset management fees upon demand by CNL Hospitality Corp. or by September 15, 2004.

     CNL Hospitality Corp. and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis.

     The expenses incurred for these services were classified as follows for the years ended December 31(in thousands):

                                                               2003     2002
                                                              ------   ------
Stock issuance costs........................................  $4,292   $3,128
General operating and administrative expenses...............   2,279    1,128
                                                              ------   ------
                                                              $6,571   $4,256
                                                              ======   ======

     The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of CNL Hospitality Corp. is a stockholder. The amount deposited with this bank was approximately $29.0 million and $14.9 million at December 31, 2003 and 2002, respectively.

     CTM Partners, LLC, a partnership in which the Company has a 31.25% interest which owns EMTG, LLC, has engaged Dustin/Massagli LLC, a company in which one of the Company's directors is president, a director and a principal stockholder, to manage its business.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company owns a 9.9% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which CNL Hospitality Corp. and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of CNL Hospitality Corp. In connection with this acquisition, the Company has severally guaranteed a 16.67% share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

17.  CONCENTRATION OF RISK:

     During the year ended December 31, 2003, a significant portion of the Company's rental income and hotel and resort revenues was earned from 68 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, and Spring Hill Suites by Marriott) and 36 Properties operating as various Hilton Hotels Corporation ("Hilton") brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn).

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

18.  STOCKHOLDERS' EQUITY:

     On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "Commission") in connection with the proposed sale by the Company of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth public offering on February 4, 2003. Of the 175 million shares of common stock offered pursuant to the 2003 Offering, up to 25 million shares are available to stockholders purchasing shares through the Company's reinvestment plan. On July 23, 2003, the Company filed a registration statement on Form S-11 with the Commission in connection with the proposed sale of up to 400 million shares of common stock at $10 per share ($4 billion) (the "2004 Offering"). Of the 400 million shares of common stock which may be offered, up to 50 million may be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the next annual meeting of stockholders, a proposal to increase the number of authorized shares of common stock of the Company from 450 million to one billion. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the company, the 2004 Offering would be limited to up to 142 million Shares. The 2004 Offering, if it occurs, is expected to commence in mid-2004, sometime after the completion of the Company's 2003 Offering. CNL Securities Corp., an affiliate of CNL Hospitality Corp., is the managing dealer for the Company's equity offerings.

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

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As of December 31, 2003, the Company also had commitments to (i) complete construction on two Properties, with an estimated aggregate cost of approximately $64 million, and (ii) to fund furniture, fixture and equipment replacements and capital improvements as needed at the Company's Properties. The Company also has committed to fund its pro rata share of working capital shortfalls and construction commitments for its partnerships, if shortfalls arise, and has guaranteed the debt service for several of its subsidiaries and partnerships. In order to enter into these and other transactions, the Company must obtain additional funds through the receipt of additional offering proceeds and/or advances on its Revolving LOC and permanent financing.

     Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3% to 5% of hotel and resort revenues and have an incentive management fee provision related to the hotel's profitability. The management agreements generally require us to set aside generally 3% to 5% of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements have terms from 10 to 20 years and generally have renewal options.

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  CREDIT ENHANCEMENTS:

     The Company benefits from various types of credit enhancements that have been provided by the managers of some of its Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated subsidiaries and guarantee the Company certain minimum returns on its Properties. Funding under these guarantees is either recognized as other income, as reductions in base management fees or as liabilities by the Company, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by the Company in the future. The repayment of these liabilities is expected to occur at such time that the net operating income of these Properties are in excess of the minimum returns to the Company or its unconsolidated subsidiaries. All of the credit enhancements are subject to expiration or "burn-off" provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements on Properties acquired in the future. As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on the Company's operations, the Company has been relying on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company's results of operations and its ability to pay distributions to stockholders will be affected.

     The following table represents the Company's amounts and utilization of credit enhancements for the years ended December 31, 2003, and 2002:

                                              LIMITED                  LIQUIDITY     SENIOR
                                                RENT      THRESHOLD    FACILITY       LOAN
                                             GUARANTEES   GUARANTEES     LOANS     GUARANTEES
                                             ----------   ----------   ---------   ----------
Amount available as of January 1, 2002.....   $ 5,911      $ 44,850     $ 5,150      $  --
New credit enhancements obtained...........        --         6,150       6,594         --
Utilization of credit enhancements.........    (4,584)      (18,279)     (1,727)        --
                                              -------      --------     -------      -----
Amount available as of December 31, 2002...     1,327        32,721      10,017         --
New credit enhancements obtained...........        --        24,709          --         --
Utilization of credit enhancements.........      (205)      (37,087)     (4,292)        --
Expiration of credit enhancements..........    (1,122)           --          --         --
                                              -------      --------     -------      -----
Amount available as of December 31, 2003...   $    --      $ 20,343     $ 5,725      $  --
                                              =======      ========     =======      =====

     The following table represents the Company's unconsolidated subsidiaries amounts and utilization of credit enhancements for the years ended December 31, 2003, and 2002:

                                             LIMITED                  LIQUIDITY     SENIOR
                                               RENT      THRESHOLD    FACILITY       LOAN
                                            GUARANTEES   GUARANTEES     LOANS     GUARANTEES
                                            ----------   ----------   ---------   ----------
Amount available as of January 1, 2002....    $  --        $  --      $ 46,951     $30,509
New credit enhancements obtained..........       --           --        12,000          --
Utilization of credit enhancements........       --           --       (12,833)     (9,411)
                                              -----        -----      --------     -------
Amount available as of December 31,
  2002....................................       --           --        46,118      21,098
Utilization of credit enhancements........       --           --       (26,862)     (6,098)
                                              -----        -----      --------     -------
Amount available as of December 31,
  2003....................................    $  --        $  --      $ 19,256     $15,000
                                              =====        =====      ========     =======

     During the years ended December 31, 2003 and 2002, and 2001 the Company recognized approximately $24.8 million, $10.3 million, and $0, respectively, in other income and approximately $2.4 million, $0, and $0 respectively, as a reduction in base management fees as a result of credit enhancements amounts that were

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

utilized. Of the total remaining amounts available to the Company under the credit enhancements, approximately $4.7 million is subject to repayment provisions if utilized. Of the total remaining amounts available to unconsolidated subsidiaries of the Company, approximately $33 million is subject to repayment provisions if utilized.

     For ten of the Company's Properties leased to affiliates of Marriott, the credit enhancements funding was sent directly to the Company's third-party tenant lessees, which in turn allows them to make periodic rental payments to the Company. The credit enhancement applicable to these Properties was fully utilized and expired in the third quarter of 2003. Rent payments for these Properties total $26.7 million for a calendar year. Out of the total amount of rental income from operating leases earned from these Properties approximately $7.3 million, $4.6 million, and $0 was funded from credit enhancements during the years ended December 31, 2003, 2002, and 2001, respectively. There is no guarantee that the Company will continue to receive scheduled rental payments for these Properties. In November 2003, the Company entered into an agreement whereby the credit enhancements available for three of its Properties acquired in 2003 will be available to fund short falls in rental payments on these 10 Properties.

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

     The following table represents the amounts that the Company had recorded as other liabilities in the accompanying consolidated balance sheet as of December 31, (in thousands):

                                                               2003      2002
                                                              -------   ------
Limited rent guarantees.....................................  $    --   $   --
Threshold guarantees........................................      500       --
Liquidity facility loan.....................................   10,038    5,631
Senior loan guarantees......................................       --       --
                                                              -------   ------
                                                              $10,538   $5,631
                                                              =======   ======

     The following table represents the amounts that the Company's unconsolidated subsidiaries' had recorded as liabilities related to credit enhancements as of December 31, (in thousands):

                                                               2003      2002
                                                              -------   -------
Limited rent guarantees.....................................  $    --   $    --
Threshold guarantees........................................       --        --
Liquidity facility loan.....................................   48,600    19,575
Senior loan guarantees......................................   22,574    14,829
                                                              -------   -------
                                                              $71,174   $34,404
                                                              =======   =======

     The senior loan guarantee and liquidity facility loan for the Waikiki Beach Marriott Property, in which the Company owns a 49% joint venture interest, expired in the third quarter of 2003 and the first quarter of 2004, respectively. As result, the Company and its co-venturers may no longer receive cash distributions from

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

this joint venture and may be required to make capital contributions to fund hotel and resort operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distribution to the stockholders of the Company.

     In March 2004, the third-party tenants affiliated with Marriott for ten of the Company's Properties with combined net operating income of approximately $13.0 million and base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company has begun discussions with those tenants on possible alternatives that would address the current circumstances including its possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of the Company's TRS subsidiaries and managed by an affiliate of Marriott. This possible alternative may include additional guarantees, provided by Marriott, of minimum returns which may not provide the same income stream as the base rents. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As these discussions continue it is possible that Marriott, on behalf of the tenants, will continue to pay the rent due under the current lease structure until such time that these leases are assigned or modified. The Company may be required to return the security deposits received in connection with the current agreements. Should the Company take assignment of the leasehold interests, the operations of these hotels will be included in our consolidated statement of earnings in lieu of the rental income which is currently being recognized.

     As of December 31, 2003 and 2002, the Company had approximately $26.1 million and $44.1 million, respectively, available for funding under the various forms of credit enhancement. The Company's unconsolidated subsidiaries had approximately $34.3 million and $67.1 million, respectively, as of December 31, 2003 and 2002, available for funding.

21.  SELECTED QUARTERLY FINANCIAL DATA:

     The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002 (in thousands, except per share data). Revenue amounts reported for 2002 and the first three quarters of 2003 have been restated for the effects of the implementation of FIN 46R (see Note 2 to the consolidated financial statements):

2003 QUARTER                               FIRST      SECOND     THIRD      FOURTH      YEAR
------------                              --------   --------   --------   --------   --------
Continuing Operations:
  Revenues..............................  $ 95,637   $107,520   $158,387   $195,596   $557,140
  Income (loss) from continuing
     operations.........................     6,437        983     (6,062)     3,413      4,771
Discontinued Operations:
  Revenues..............................        --         --      3,001      2,699      5,700
  Income from discontinued operations...        --         --        774        448      1,222
Net Earnings (Loss).....................     6,437        983     (5,288)     3,861      5,993
Earnings (Loss) per Share, basic and
  diluted:
  Continuing operations.................      0.05       0.01      (0.03)      0.02       0.02
  Discontinued operations...............        --         --         --         --       0.01
  Net earnings..........................      0.05       0.01      (0.03)      0.02       0.03
Weighted average number of shares of
  common stock outstanding basic and
  diluted...............................   133,837    153,668    181,941    220,092    172,449

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2002 QUARTER                               FIRST      SECOND     THIRD      FOURTH      YEAR
------------                              --------   --------   --------   --------   --------
Continuing Operations:
  Revenues..............................  $ 45,038   $ 49,499   $ 63,539   $ 67,450   $225,526
  Income from continuing operations.....     3,651      4,757      2,343      5,059     15,810
Net Earnings............................     3,651      4,757      2,343      5,059     15,810
Earnings per Share, basic and diluted:
  Continuing operations.................      0.05       0.05       0.02       0.04       0.16
  Net earnings..........................      0.05       0.05       0.02       0.04       0.16
Weighted average number of shares of
  common stock outstanding basic and
  diluted...............................    80,748     89,490    100,749    117,523     97,874

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

     On February 12, 2004, through a wholly owned subsidiary, the Company entered into a stock purchase agreement with KKR Partners II, L.P., a Delaware limited partnership, KKR 1996 Fund, L.P., a Delaware limited partnership, Resort Associates, L.P., a Delaware limited partnership, Golf Associates, L.P., a Delaware limited partnership and KSL Recreation Corporation, a Delaware corporation (referred to as "KSL"), whereby the Company has agreed to acquire all of the outstanding capital stock of KSL and its subsidiaries, for approximately $1.4 billion in cash and estimated closing costs of approximately $25 million (the "KSL Acquisition"). In connection with the KSL Acquisition, the Company paid a non-refundable deposit of $75 million in February 2004. Upon consummation of the transaction, the six resorts currently owned by KSL will be acquired by the Company's wholly owned subsidiaries and it will be subject to the outstanding debt of KSL and its subsidiaries (approximately $794 million as of February 2, 2004) ("Existing KSL Debt") and any other outstanding liabilities. The closing of the KSL Acquisition is subject to the fulfillment of certain conditions, such as customary approvals and other closing conditions. If the conditions are not satisfied, the KSL Acquisition may not occur. The Company has received a commitment from a lender to finance the KSL Acquisition with a short-term loan of up to $1.86 billion ("KSL Short-Term Loan"). The Company may use the proceeds of the KSL Short-Term Loan to repay the Existing KSL Debt simultaneously with the consummation of the KSL Acquisition or it may only draw approximately $1.1 billion on the KSL Short-Term Loan and later refinance the Existing KSL Debt. The Company is in the process of obtaining a commitment to refinance the Existing KSL Debt (if such debt is not repaid simultaneously with the consummation of the KSL Acquisition) and/or a portion of the KSL Short-Term Loan with the proceeds of permanent financing to be obtained within nine months of consummating the KSL Acquisition. The KSL Short-Term Loan is expected to be repaid from a combination of permanent debt, or out of the proceeds that the Company may receive from the sale of the Company's common stock through the 2004 Offering.

     In March 2004, the third-party tenants affiliated with Marriott for ten of the Company's Properties with combined net operating income of approximately $13.0 million and base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company has begun discussions with those tenants on possible alternatives that would address the current circumstances

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including its possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of the Company's TRS subsidiaries and managed by an affiliate of Marriott. This possible alternative may include additional guarantees, provided by Marriott, of minimum returns which may not provide the same income stream as the base rents. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As these discussions continue it is possible that Marriott, on behalf of the tenants, will continue to pay the rent due under the current lease structure until such time that these leases are assigned or modified. The Company may be required to return the security deposits received in connection with the current agreements. Should the Company take assignment of the leasehold interests, the operations of these hotels will be included in our consolidated statement of earnings in lieu of the rental income which is currently being recognized.

     The Company developed and completed a Courtyard by Marriott in Foothill Ranch, California. The Property opened on February 18, 2004.

     As indicated under Note 10, "Investments", CNL Hospitality Partners, LP, a wholly owned subsidiary of the Company ("Hospitality Partners"), has invested approximately $19 million in HLP's Series A convertible preferred partnership units (representing 190,266 Series A preferred partnership units which are convertible at any time for (among other securities) approximately 2,816,460 common shares of beneficial interest of Hersha Hospitality Trust ("HT"), HLP's parent entity, subject to certain adjustments). Hospitality Partners has exercised its registration rights under that certain Registration Rights Agreement with HLP dated April 21, 2003 (the "Registration Rights Agreement"). Accordingly, on March 2, 2004, HT filed a registration statement on Form S-3 with the Commission registering the 2,816,460 common shares of beneficial interest of HT underlying the Company's 190,266 Series A preferred partnership units in HLP. Although the Company invoked its registration rights under the Registration Rights Agreement, at this time the Company does not know with certainty that it will exchange its preferred partnership units into common shares of beneficial interest, or if it does exercise its rights to convert the preferred partnership units into common shares of beneficial interest, that it will sell such shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Quarterly Evaluation. Management carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer. Rules adopted by the Commission require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

     Principal Executive Officer and Principal Financial Officer
Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are Certifications of the Company's Principal Executive Officer and Principal Financial Officer. The Certifications are required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Principal Executive Officer and Principal Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and the Company's Board; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

     Limitations on the Effectiveness of Controls. Management, including the Company's Principal Executive Officer and Principal Financial Officer, do not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding the required disclosure.

     During the three months ended December 31, 2003, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS, NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

     Our board of directors currently consists of six members, including a majority of directors who are independent directors. Pursuant to our articles of incorporation, each of our directors is elected by our stockholders to serve until the next annual meeting and until their successors are duly elected and qualified. Subject to rights pursuant to any employment agreements, our executive officers serve at the pleasure of our board of directors. At our annual meeting of stockholders which is expected to be held in the second quarter of 2004, our board of directors will be increased to nine members, including a majority of directors who are independent directors.

     The following table sets forth certain information concerning the individuals who are our directors, nominees for director and executive officers:

NAME                                        AGE                    POSITION
----                                        ---                    --------
James M. Seneff, Jr.......................  57    Director and Chairman of the Board
Robert A. Bourne..........................  56    Director, Vice Chairman of the Board,
                                                  Treasurer
Charles E. Adams*.........................  41    Independent Director
Lawrence A. Dustin*.......................  58    Independent Director
James Douglas Holladay....................  57    Nominee for Independent Director
Jack F. Kemp..............................  68    Nominee for Independent Director
Craig M. McAllaster.......................  52    Independent Director
Dianna Morgan.............................  52    Nominee for Independent Director
Robert E. Parsons, Jr.....................  48    Independent Director
Thomas J. Hutchison III...................  62    Chief Executive Officer and Nominee for
                                                  Director
John A. Griswold..........................  54    President, Chief Operating Officer and
                                                  Nominee for Director
Barry A. N. Bloom.........................  39    Senior Vice President of Portfolio
                                                  Management and Administration
C. Brian Strickland.......................  41    Executive Vice President (Principal
                                                  Financial Officer) and Corporate Secretary
Paul H. Williams..........................  39    Senior Vice President of Corporate Strategy
                                                  and Capital Markets

---------------

* not standing for re-election at our annual meeting

     Mr. Seneff has served as a director since June 1996. Mr. Bourne has served as a director since June 1996, with the exception of the period from February 7, 2003 through June 27, 2003. Messrs. Adams, Dustin, and McAllaster have served as directors since early 1999. Mr. Parsons has served as one of our directors since September 2003. Messrs. Adams, Dustin, McAllaster and Parsons are "independent directors", as that term is defined in our Articles of Incorporation.

     Set forth below is a brief description of the business experience during at least the past five years of each director, executive officer and person nominated to become a director.

     JAMES M. SENEFF, JR. is our Director and Chairman of the Board. Mr. Seneff served as our Chief Executive Officer since our inception through February 13, 2003 and he served as co-Chief Executive Officer from February 14, 2003 through May 1, 2003. Mr. Seneff continues to serve as a director, Chairman of the

Board and co-Chief Executive Officer of CNL Hospitality Corp. and CNL Hotel Investors, Inc., a real estate investment trust majority owned by us. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. and its subsidiaries ("CNL") since CNL's formation in 1973. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Group, Inc., CNL Hospitality Corp. , CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. At December 31, 2003, CNL Financial Group, Inc. and the entities it has established have more than $9.5 billion in assets, representing interests in over 4,000 properties in 49 states and Canada. Mr. Seneff also serves as a director and Chairman of the Board of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Retirement Corp., its advisor. Since 1992, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. In addition, he has served as a director and Chairman of the Board since inception in 1994, served as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003 of CNL Restaurant Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment adviser for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     ROBERT A. BOURNE is our Director, Vice Chairman of the Board and Treasurer. Mr. Bourne serves as a director, Vice Chairman of the Board and Treasurer of CNL Hospitality Corp. , and director and Treasurer of CNL Hotel Investors, Inc., a real estate investment trust majority owned by us. Mr. Bourne served as President of our company and of CNL Hospitality Corp. from 1997 to June 2002, and served as President of CNL Hotel Investors, Inc. from 1999 to July 2002. Mr. Bourne is also the President and Treasurer of CNL Financial Group, Inc.; a director, Vice Chairman of the Board and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a director, Vice Chairman of the Board and Treasurer of CNL Retirement Corp., its advisor. Mr. Bourne served as President of CNL Retirement Properties, Inc. and CNL Retirement Corp. from 1998 and 1997, respectively, to June 2002. Mr. Bourne also serves as a director of CNLBank. He serves as a director and Vice Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999, of CNL Restaurant Properties, Inc., a public, unlisted real estate investment trust. Mr. Bourne also serves as a director, President and Treasurer for various affiliates of CNL Financial Group, Inc., including CNL Investment Company, CNL Securities Corp., and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. As President of CNL Financial Group, Inc., Mr. Bourne has overseen CNL's real estate and capital markets activities including the investment of over $3 billion in equity and the financing, acquisition, construction and leasing of restaurants, office buildings, apartment complexes, hotels, retirement properties and other real estate. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

     CHARLES E. ADAMS is one of our independent directors. Since 1997, Mr. Adams has served as the president and a founding principal of Celebration Associates, LLC, a real estate advisory and development firm. Celebration Associates specializes in large-scale master-planned communities and specialty commercial developments. Mr. Adams joined The Walt Disney Company in 1990 and from 1996 until May 1997 served as vice president of community business development for The Celebration Company and Walt Disney Imagineering. Mr. Adams participated in the planning for residential development at EuroDisney in Paris, France. He was a founding member of the Celebration School Board of Trustees and served as president and founding member of the Celebration Foundation Board of Directors. Mr. Adams is a council member on the Resort/Recreation Development Council for the Urban Land Institute. Before joining The Walt Disney Company in 1990, Mr. Adams worked with Trammell Crow Residential developing luxury apartment communities in the Orlando and Jacksonville, Florida areas. Mr. Adams also currently serves on: Board of Directors for Bath County Community Hospital; Board of Directors for Bath County Chamber of Commerce; Board of Directors for Achievement, Inc., an education foundation; and the President's Advisory Council for Marriage and Family Matters, a national ministry. Mr. Adams received a B.A. from Northeast Louisiana University in 1984 and an M.B.A. from Harvard Graduate School of Business in 1989.

     LAWRENCE A. DUSTIN is one of our independent directors. Mr. Dustin has over 30 years of experience in the hospitality industry. Since January 2002, Mr. Dustin has served as president, a director and a principal stockholder of Dustin/Massagli LLC, a company which manages the operations of EMTG, LLC. Mr. Dustin also serves as a director and president of EMTG, LLC. EMTG, LLC publishes the Mobil Travel Guide, a publication which features information about domestic hotels, resorts, restaurants, sites and attractions. From August 1999 through January 2002, Mr. Dustin served as president of the lodging division for Travel Services International, Inc., a specialized distributor of leisure travel products and services. From September 1998 to August 1999, Mr. Dustin served as principal of BBT, an advisory company specializing in hotel operations, marketing and development. From 1994 to September 1998, Mr. Dustin served as senior vice president of lodging of Universal Studios, Inc., where he led Universal's entry into the lodging business. Mr. Dustin provided strategic direction and tactical implementation for matters related to Universal's hotel interests in Singapore, Osaka, Los Angeles and Orlando. In Orlando, he supervised the early-stage development of the resort's five highly themed, full service hotels comprised of 5,000 rooms. Before joining Universal Studios in 1994, Mr. Dustin served as a principal and chief executive officer of AspenCrest Hospitality, Inc., a professional services firm which helped independent hotel owners enhance the asset value of their properties. From 1969 to 1989, Mr. Dustin held various positions in the hotel industry, including 14 years in management with Westin Hotels & Resorts. Mr. Dustin received a B.A. from Michigan State University in 1968.

     JAMES DOUGLAS HOLLADAY is a nominee to become one of our independent directors. Since 1998, Mr. Holladay has served as general partner of two firms -- Thornton Group, LLC, which invests in start-up business ventures and advises public and private companies, and Park Avenue Equity Partners, a private equity fund that makes investments in operating companies. Prior to 1998, Mr. Holladay was a senior officer with Goldman, Sachs & Company, an international investment banking firm. He also previously held senior positions of responsibility in both the White House and Department of State. Mr. Holladay received a B.A. in 1969 from the University of North Carolina and an M.A. in 1978 from Princeton Theological and in 1981 from Oxford University.

     JACK F. KEMP is a nominee to become one of our independent directors. In 1993, Mr. Kemp co-founded Empower America, a public policy and advocacy organization, and has since served as co-director of the organization. In August 1996, he received the Republican Party's nomination for Vice President under presidential candidate Bob Dole. Prior to founding Empower America, Mr. Kemp served as Secretary of Housing and Urban Development from 1990 to 1993, and as a U.S. Representative for western New York from 1971 to 1989. Before his election to Congress, Mr. Kemp played 13 years as a professional football quarterback and co-founded the American Football League Players Association. He received a B.A. in 1957 from Occidental College.

     CRAIG M. MCALLASTER is one of our independent directors. Dr. McAllaster is dean of the Roy E. Crummer Graduate School of Business at Rollins College. He directed the Executive MBA program from 1994 through 2000, has been on the management faculty and served as executive director of the international consulting practicum programs at the Crummer School. Prior to Rollins College, Dr. McAllaster was on the faculty at the School of Industrial and Labor Relations and the Johnson Graduate School of Management, both at Cornell University and the University of Central Florida. Dr. McAllaster spent over ten years in the consumer services and electronics industry in management, organizational and executive development positions. He is a consultant to a variety of domestic and international companies in the areas of strategy and leadership. Dr. McAllaster received a B.S. from the University of Arizona in 1972, an M.S. from Alfred University in 1980 and an M.A. in 1985 and Doctorate in 1987, both from Columbia University.

     DIANNA MORGAN is a nominee to become one of our independent directors. Ms. Morgan had a 30-year career with Walt Disney World Company, most recently serving as Senior Vice President of Public Affairs from 1993 to 2001, where she was responsible for government, community and media relations, as well as the Disney Institute. She was appointed by Governor Jeb Bush to the University of Florida Board of Trustees and previously served as a member of the Orange County Tourist Development Commission, the Florida Tourism Commission and Enterprise Florida. Ms. Morgan received a B.A. in 19 from Rollins College.

     ROBERT E. PARSONS, JR. is one of our independent directors. Since September 2003, Mr. Parsons has served as President of Wasatch Investments, which provides advisory and consulting services to the real estate and lodging industries. Prior to Wasatch Investments, Mr. Parsons spent 22 years at Host Marriott Corporation, a real estate investment trust which owns full service hotel properties, where from 1995 to May 2003, he served as Executive Vice President and Chief Financial Officer. He is a member of the Urban Land Institute and previously served as Chairman of the Hotel Development Council. Mr. Parsons received a B.A. in 1979 and an M.B.A. in 1981, from Brigham Young University.

     THOMAS J. HUTCHISON III is our Chief Executive Officer. Mr. Hutchison serves as co-Chief Executive Officer and a director of CNL Hospitality Corp., and serves as President of CNL Hotel Investors, Inc., a real estate investment trust majority owned by us. From February 14, 2003 to May 1, 2003, Mr. Hutchison served as our co-Chief Executive Officer. From June 2002 through March 17, 2003, Mr. Hutchison served as our President and President of CNL Hospitality Corp. From 2000 to June 2002, Mr. Hutchison served as our Executive Vice President and Executive Vice President of CNL Hospitality Corp., and from 2000 to July 2002, he served as Executive Vice President of CNL Hotel Investors, Inc. In addition, Mr. Hutchison serves as President and Chief Operating Officer of CNL Real Estate Group, Inc., which is the parent company of CNL Hospitality Corp. and CNL Retirement Corp. He also serves as the President and Chief Operating Officer of CNL Realty & Development Corp. In addition, Mr. Hutchison serves as President and Chief Executive Officer of CNL Retirement Properties, Inc. and as a director, President and Chief Executive Officer of CNL Retirement Corp., its advisor. Mr. Hutchison also serves as a director, Chairman and Chief Executive Officer of EMTG, LLC. EMTG, LLC publishes the Mobil Travel Guide, a publication which features information about domestic hotels, resorts, restaurants, sites and attractions. From 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Retirement Properties, Inc. and CNL Retirement Corp. Mr. Hutchison joined CNL Financial Group, Inc. in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization. Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies. From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering reorganization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock's nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

     JOHN A. GRISWOLD is our President and Chief Operating Officer. Mr. Griswold has over 30 years of experience in the hospitality industry. Mr. Griswold also serves as a director and President of CNL Hospitality

Corp. Mr. Griswold also serves as a director and President of CNL Hospitality Corp. From January 1999 to February 2003, Mr. Griswold served as one of our independent directors. From 1985 to March 2003, Mr. Griswold served as president of Tishman Hotel Corporation, an operating unit of Tishman Realty & Construction Co., Inc., founded in 1898. Tishman Hotel Corporation is a hotel developer, owner and operator, and has provided such services for more than 85 hotels, totaling more than 30,000 rooms. From 1981 to 1985, Mr. Griswold served as general manager of the Buena Vista Palace Hotel in The Walt Disney World Village. From 1978 to 1981, he served as vice president and general manager of the Homestead Resort, a luxury condominium resort in Glen Arbor, Michigan. In addition, Mr. Griswold served as an operations manager for The Walt Disney Company from 1971 to 1978. He was responsible for operational, financial and future planning for multi-unit dining facilities in Walt Disney World Village and Lake Buena Vista Country Club. He is a member of the board of directors of the Florida Hotel & Lodging Association, chairman elect of Orlando/Orange County Convention & Visitors Bureau, Inc. and chairman of the First Orlando Foundation. Mr. Griswold received a B.S. from the School of Hotel Administration at Cornell University in Ithaca, New York.

     C. BRIAN STRICKLAND is one of our Executive Vice Presidents and the Corporate Secretary. Mr. Strickland currently serves as Executive Vice President of CNL Hospitality Corp., CNL Hotel Development Company and CNL Hotel Investors, Inc. Mr. Strickland supervises the companies' financial reporting, financial control and accounting functions as well as forecasting, budgeting and cash management activities. He is also responsible for regulatory compliance, equity and debt financing activities and insurance for the companies. Mr. Strickland joined CNL Hospitality Corp. in April 1998 with an extensive accounting background. Prior to joining CNL, he served as vice president of taxation with Patriot American Hospitality, Inc., where he was responsible for implementation of tax planning strategies on corporate mergers and acquisitions and where he performed or assisted in strategic processes in the REIT industry. From 1989 to 1997, Mr. Strickland served as a director of tax and asset management for Wyndham Hotels & Resorts where he was integrally involved in structuring acquisitive transactions, including the consolidation and initial public offering of Wyndham Hotel Corporation and its subsequent merger with Patriot American Hospitality, Inc. In his capacity as director of asset management, he was instrumental in the development and opening of a hotel and casino in San Juan, Puerto Rico. Prior to 1989, Mr. Strickland was senior tax accountant for Trammell Crow Company where he provided tax consulting services to regional developmental offices. From 1986 to 1988, Mr. Strickland was tax accountant for Ernst & Whinney where he was a member of the real estate practice group. Mr. Strickland is a certified public accountant and holds a bachelor's degree in Accounting.

     BARRY A.N. BLOOM is our Senior Vice President of Portfolio Management & Administration. Mr. Bloom currently serves as Senior Vice President of CNL Hospitality Corp. Mr. Bloom joined CNL Hospitality Corp. in May 2003 and he is responsible for the oversight of select hotel assets as well as directing efforts in management and franchise agreement administration, real estate ownership issues, hotel technology and integrating acquisitions into our existing portfolio management systems. Immediately prior to joining CNL Hospitality Corp., Mr. Bloom served as Vice President -- Investment Management for Hyatt Development Corporation for three years. At Hyatt, he was responsible for providing ownership discipline and oversight for over 50 hotels and provided direction and decision making for capital expenditures and real estate issues. Prior to serving as Vice President of Hyatt, Mr. Bloom was a Vice President at Tishman Hotel Corporation where he spent over 10 years in a variety of capacities including investment banking, asset management and property management. Prior to joining Tishman, he worked for VMS Realty Partners and Pannell Kerr Forster. Mr. Bloom holds an MBA from the Johnson School at Cornell University and a bachelor's degree from the School of Hotel Administration at Cornell University.

     PAUL WILLIAMS is our Senior Vice President. Mr. Williams currently serves as Senior Vice President of Corporate Strategy and Capital Markets of CNL Hospitality Corp. Mr. Williams joined CNL Hospitality Corp. in July 2003 and is responsible for developing corporate strategy, implementing financial plans and executing acquisitions. Mr. Williams brings 17 years of experience in the areas of investment banking, finance and accounting, including mergers and acquisitions and capital markets. Prior to joining CNL Hospitality Corp., Mr. Williams served six years as a Principal in Mergers and Acquisitions and Real Estate Investment Banking with Banc of America Securities LLC. In doing so, he executed a variety of corporate and asset transactions specializing in the identification and execution of mergers, acquisitions, sales and financings for real estate investment trusts and real estate opportunity funds. In addition, Mr. Williams spent 10 years with public accounting firms Price Waterhouse and Deloitte & Touche. Mr. Williams holds a bachelor's degree in accounting from the University of Florida.

  AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     We have a standing Audit Committee, which is comprised of Mr. McAllaster, who chairs the Audit Committee, and Messrs. Adams and Parsons. Each of Messrs. Adams, McAllaster, and Parsons are "independent directors," as that term is defined in the Company's Articles of Incorporation. Although our shares are not listed on the New York Stock Exchange ("NYSE"), we determined to apply the NYSE standards of independence to the audit committee members and each of Messrs. Adams, McAllaster and Parsons are "independent" under Sections 303.01(B)(2)(a) and (3) of the NYSE listing standards. The Company's Board of Directors has determined that Robert E. Parsons is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act.

     The Audit Committee operates under a written charter adopted by our Board of Directors. The Audit Committee assists our Board of Directors in fulfilling its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the performance of the independent accountants, annually reviews the qualifications, performance and independence of the independent accountants and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the independent accountants and related fees. The Audit Committee met seven times during the year ended December 31, 2003.

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     On February 14, 2003, an Annual Statement of Beneficial Ownership of Securities on Form 5 was not filed by Matthew W. Kaplan (at that time one of our directors) on behalf of an LLC (of which he has been appointed a manager) with respect to a single transaction relating to shares as to which he disclaimed beneficial ownership. Such Form was required to be filed by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder, and was subsequently filed.

     Messrs. Bloom and Williams were appointed as executive officers of the Company on October 29, 2003. Mr. Parsons became a director of the Company on September 26, 2003. Neither of these individuals timely filed an Initial Statement of Beneficial Ownership of Securities on Form 3 with respect to their new positions. Such Forms were required to be filed by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder, and were subsequently filed. None of these individuals own shares in the Company.

  CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. Our code of ethics, which is entitled "Code of Business Conduct" is available on the Internet at our website which is included in the website of our affiliate at http://www.cnlonline.com.

ITEM 11.  EXECUTIVE COMPENSATION

  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     During the year ended December 31, 2003, each independent director earned between $7,000 and $28,500 for serving on the Board. Each independent director received $1,000 per Board meeting attended ($500 for each telephonic meeting in which the director participated). The members of the Audit Committee were entitled to receive $1,000 (or $1,500, in the case of the chairman of the Audit Committee) per Audit Committee Meeting attended or telephonic Audit Committee meeting in which the director participated. In addition to the above compensation, the chairman of the Audit Committee was entitled to receive $1,500 per meeting attended with our independent accountants and $1,500 for each telephonic meeting with our independent accountants in which the chairman participated as a representative of the Audit Committee. During the year ended December 31, 2003, Directors that were members of a special committee were entitled to receive fees of $1,000 per day for services as representatives of such special committees in lieu of the above compensation (to the extent that such directors devote in excess of three hours on such day to matters relating to such special committee). We have not paid any compensation to our officers and directors who also serve as officers and directors of CNL Hospitality Corp., our advisor.

     No annual or long-term compensation was paid by us to any executive officers for services rendered in all capacities to us during the years ended December 31, 2003, 2002 and 2001. In addition, none of our executive officers received an annual salary or bonus from us during the years ended December 31, 2003, 2002 and 2001. Our executive officers are also employees and executive officers of CNL Hospitality Corp. or its affiliates and receive compensation from CNL Financial Group, Inc. and its affiliates in part for services provided to us. See "Item 13. Certain Relationships and Related Transactions" for a description of the fees payable and expenses reimbursed to the CNL Hospitality Corp. and its affiliates.

     The Board of Directors did not have a Compensation Committee prior to 2004. We have no employees other than our officers who are not compensated by us. No officers of the Company participated in deliberations of the Company's Board of Directors relating to executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of April 1, 2004, the number and percentage of outstanding shares of common stock, par value $0.01 per share, beneficially owned by each director and nominee, by each of our executive officers, and by all executive officers and directors as a group, based upon information furnished to us by such directors, nominees and executive officers. We are not aware of any person or group that is the beneficial owner of more than five percent of our outstanding common stock. Unless otherwise listed, the address of each of the shareholders is c/o CNL Hospitality Properties, Inc., CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

NAME AND ADDRESS                                    TOTAL NUMBER OF SHARES
OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED     PERCENT OF CLASS
-------------------                                 ----------------------   ----------------
Charles E. Adams..................................               0                  --
Barry A.N. Bloom..................................               0                  --
Robert A. Bourne..................................               0                  --
Lawrence A. Dustin................................               0                  --
John A. Griswold..................................               0                  --
Thomas J. Hutchison III...........................               0                  --
Craig M. McAllaster...............................               0                  --
Robert A. Parsons, Jr. ...........................               0                  --
James M. Seneff, Jr. .............................         980,913                  (2)(1)
C. Brian Strickland...............................               0                  --
Paul H. Williams..................................               0                  --
All directors and executive officers as a group
  (11 persons)....................................         982,413                  (2)(1)

---------------

(1) Less than one percent of the total amount of our outstanding shares of common stock.

(2) Represents 20,000 shares held by CNL Hospitality Corp., of which Mr. Seneff is a director, and 960,913 shares issuable upon exercise of warrants by CNL Securities Corp., and which expire in June 2004. Mr. Seneff is a director of CNL Securities Corp. These warrants may be reallowed to other unrelated broker dealer firms in accordance with the terms of the offering they relate to. Mr. Seneff and his spouse share beneficial ownership of CNL Hospitality Corp. and CNL Securities Corp. through their ownership of CNL Financial Group, Inc., which they hold through ownership of its parent company, CNL Holdings, Inc. CNL Hospitality Corp. is a majority owned subsidiary of CNL Financial Group, Inc. and CNL Securities Corp. is a wholly owned subsidiary of CNL Financial Group, Inc.

     We have not issued any securities under equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of our directors and officers hold similar positions with our advisor, CNL Hospitality Corp., and its affiliates, including CNL Securities Corp., the managing dealer of our five prior public offerings of shares of common stock. Messrs. Seneff and Bourne and Ms. Rose serve as officers and/or directors of CNL Hospitality Corp., a majority owned subsidiary of CNL Financial Group, Inc. In addition, Messrs. Seneff and Bourne and Ms. Rose are executive officers of CNL Securities Corp., a wholly owned subsidiary of CNL Financial Group, Inc. Mr. Hutchison, our chief executive officer, is a director and co-Chief Executive officer of CNL Hospitality Corp. and its affiliates are by contract entitled to receive fees and compensation for services provided in connection with our common stock offerings, and the acquisition, development, management and sale of our assets. Amounts incurred relating to these transactions were $202.2 million for the year ended December 31, 2003. Of this amount, approximately $10.1 million is included in due to related parties in our consolidated balance sheets as of December 31, 2003 (see Consolidated Balance Sheets in Item 8: Financial Statements and Supplementary Data).

     Administration of our day-to-day operations is provided by CNL Hospitality Corp., pursuant to the terms of an advisory agreement. CNL Hospitality Corp. also serves as our consultant in connection with policy decisions to be made by our Board, conducts portfolio management services for our properties, sources acquisitions, negotiates and closes on the Properties we acquire and renders such other services as the Board deems appropriate. CNL Hospitality Corp. also bears the expense of providing the executive personnel and office space to us. CNL Hospitality Corp. is at all times subject to the supervision of the Board and has only such functions and authority as we may delegate to it as our agent.

     For the year ended December 31, 2003, CNL Securities Corp. was entitled to receive selling commissions amounting to 7.5 percent of the total amount raised from the sale of shares of our common stock for services in connection with our public offerings of shares, the majority of which may be paid as commissions to other broker-dealers. For the year ended December 31, 2003, the Company incurred approximately $86.5 million of such fees, the majority of which have been reallowed by CNL Securities Corp. as commissions to unaffiliated broker-dealer firms.

     In addition, for the year ended December 31, 2003, CNL Securities Corp. was entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares in connection with our public offerings. For the year ended December 31, 2003, the Company incurred approximately $5.8 million of such fees, the majority of which have been reallowed to other broker-dealers.

     CNL Securities Corp. is also entitled to receive, in connection with our initial offering of up to 16.5 million shares of common stock, which we refer to as the "Initial Offering", our third offering of up to 45 million shares of common stock, which we refer to as the "2000 Offering", and our fourth offering of up to 45 million shares of common stock, which we refer to as the "2002 Offering", a soliciting dealer servicing fee payable annually by us on December 31 of each year following the year in which the offering terminated in the amount of 0.20% of the stockholders' invested capital from the Initial Offering, the 2000 Offering and the 2002 Offering, respectively. CNL Securities Corp. in turn may reallow all or a portion of such fee to soliciting dealers whose clients hold shares on such date. For the year ended December 31, 2003, approximately $1.2 million of such fees were incurred and payable.

     CNL Hospitality Corp. is entitled to receive acquisition fees for services in identifying properties to acquire, structuring the terms of the acquisitions and leases of the properties and structuring the terms of mortgage loans, if any, equal to 4.5 percent of the total amount raised from the sale of our shares, loan proceeds from permanent financing and proceeds from a line of credit used to acquire properties. For the year ended December 31, 2003, we incurred approximately $94.5 million of such fees.

     CNL Hotel Development Company, a subsidiary of CNL Hospitality Corp., is entitled to receive fees in connection with the development, construction or renovation of certain properties, generally equal to four to five percent of anticipated project costs. During the year ended December 31, 2003, we incurred approximately $2.6 million of such fees.

     We have entered into an advisory agreement with CNL Hospitality Corp. pursuant to which CNL Hospitality Corp. will receive a monthly asset management fee of one-twelfth of 0.60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Hospitality Corp. All or any portion of the asset management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Hospitality Corp. shall determine. During the year ended December 31, 2003, we incurred approximately $12.8 million of such fees. In late 2003 CNL Hospitality Corp. allowed us to defer the payment of the asset management fee until September 15, 2004. These fees are due upon demand. Asset management fees were not paid by us after August 2003 and in January 2004, CNL Hospitality Corp. refunded to us all of the asset management fees which had previously been paid during 2003.

     We incur operating expenses which, in general, are those expenses relating to our ongoing administration. Pursuant to the advisory agreement described above, CNL Hospitality Corp. is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed in any four consecutive fiscal quarters, the greater of two percent of average invested assets or 25 percent of net income, which we refer to as the "Expense Cap". For the year ended December 31, 2003, our operating expenses did not exceed the Expense Cap.

     CNL Hospitality Corp. and its affiliates provide various administrative services to us on a day-to-day basis, including services related to accounting; financial, tax and regulatory compliance; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering of shares). For the year ended December 31, 2003, we incurred a total of approximately $6.6 million for these services, approximately $4.3 million representing stock issuance costs and approximately $2.3 million representing general operating and administrative expenses, including costs related to preparing and distributing reports required by the Securities and Exchange Commission.

     We maintain bank accounts in a bank in which some of our officers and directors serve as directors, and in which an affiliate of our advisor, CNL Hospitality Corp., is a stockholder. The amount deposited with this bank was approximately $29.0 million at December 31, 2003.

     We own a 9.9% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which CNL Hospitality Corp. and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of CNL Hospitality Corp. In connection with this acquisition, we have severally guaranteed a 16.67% share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

     As of December 31, 2003, we had invested a total of $5.2 million in CTM Partners, LLC, a partnership in which we have a 31.25% interest and which owns EMTG, LLC. Since 2002, a subsidiary of CTM Partners, LLC has engaged Dustin/Massagli LLC, a company in which one of our directors is president, and a director and principal stockholder, to manage the business. Dustin/Massagli LLC manages the operations of EMTG, LLC. Our Chief Executive Officer also serves as a director, Chairman and Chief Executive Officer of EMTG, LLC. In March 2004, we contributed an additional $1.7 million to the partnership to fund operating needs of EMTG, LLC. The other partners made additional contributions in amounts which maintained the existing ownership interests of each partner.

     All amounts paid by us to our affiliates are believed by us to be fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees payable to PricewaterhouseCoopers, LLP, our independent accountants, for the fiscal years ended December 31, 2003 and 2002.

                                                                  FISCAL YEAR
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Audit Fees(a)...............................................  $508,776   $409,000
Audit-Related Fees(b).......................................   192,500     26,070
Tax Fees(c).................................................   147,189     72,723
All Other Fees(d)...........................................        --         --
                                                              --------   --------
Total.......................................................  $848,465   $507,793
                                                              ========   ========

---------------

(a) Audit Fees -- Consists of professional services rendered in connection with the annual audit of the Company's consolidated financial statements on Form 10-K and quarterly reviews of the Company's interim financial statements on Form 10-Q. Audit fees also include fees for services performed by PWC that are closely related to the audit and in many cases could only be provided by the Company's independent auditors. Such services include the issuance of comfort letters and consents related to the Company's registration statements and capital raising activities, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.

(b) Audit Related Fees -- Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

(c) Tax Fees -- Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

(d) All Other Fees -- There were no professional services rendered by PWC during the years ended December 31, 2003 and 2002.

  PRE-APPROVAL POLICIES AND PROCEDURES

     It is our policy and the policy our Audit Committee that audit related services and non-audit related services, which are provided by our independent accountants falling into the categories below, do not require advanced written approval by our Audit Committee unless they exceed $25,000 for individual engagements. Once individually insignificant assignments, which otherwise do not require written approval, exceed $150,000 during any fiscal year we must obtain prior written approval from our audit Committee for subsequent assignments. Any services that fall outside of the categories listed below, regardless of the cost, must be approved in writing by our Audit Committee prior to work commencing on the engagement. Our Audit Committee, our independent accountants, and we understand that in order to maintain our independence of PricewaterhouseCoopers, LLP, our independent accountants, certain types of advisory and consulting services may not be provided. We generally limit the non-audit related services we receive from our independent accountants to the following:

     1. Advisory services in connection with ongoing accounting and reporting issues including the implementation of new GAAP and SEC requirements;

     2. Advisory services regarding accounting treatment in connection with property acquisitions;

     3. Advisory services in connection with corporate transactions (investments, merger transactions, etc.) which are limited to the review and evaluation of accounting systems and practices of target companies;

     4. Advisory and review services in connection with the filing of the Company's registration statements with the SEC ("1933 Act Filings") including Forms S-11, amendments, pro-forma financial statements, consents, other agreed upon procedures, etc.;

     5. Tax return preparation services;

     6. Advisory services in connection with ongoing corporate and state income tax issues; and

     7. Advisory services regarding prospective tax issues in connection with property acquisitions and other corporate transactions.

     All audit, audit-related and tax services performed by our independent accountants which required pre-approval, as defined in our Audit Committee's policies and procedures, were pre-approved. Services other than audit, review, or attest services, which did not require pre-approval pursuant to those policies were brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Chairman of our Audit Committee in accordance with 17 CFR section 210.2-01(3)(c)(7)(i)(C) of the SEC rules and regulations.

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

          1.  Consolidated Financial Statements

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets at December 31, 2003 and 2002

           Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules

               Schedule II -- Valuation and Qualifying Accounts

               Schedule III -- Real Estate and Accumulated Depreciation at December 31, 2003

               Notes to Schedule III -- Real Estate and Accumulated Depreciation at December 31, 2003

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

        On October 20, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to attach a press release, dated October 17, 2003, announcing its intention to acquire a Property.

        On December 16, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to attach a press release, dated December 15, 2003, announcing the acquisition of another Property.

        On December 22, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to attach two press releases. The press release dated December 17, 2003, announced the formation of a joint venture that acquired two Properties. The press release dated December 18, 2003, announced the acquisition of an additional Property through a separate joint venture.

        On December 31, 2003, the Company filed a Current Report on Form 8-K under Items 2 and 7 to disclose the acquisition of three additional Properties.

     (c) Exhibits

 2.1   Agreement by and among CNL Hospitality Properties, Inc., CNL
       Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose
       Acquisition OP, LP and RFS Partnership, L.P., dated May 8,
       2003 (Previously filed as Exhibit 2.1 to the Registrant's
       Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)


 2.2   Amendment to Merger Agreement dated May 27, 2003 among the
       Company, CNL Rose Acquisition Corp., RFS Hotel Investors,
       Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P.
       (Previously filed as Exhibit 2.2 to Post-Effective Amendment
       No. Two to the Registrant's Registration Statement on Form
       S-11 filed July 14, 2003 and incorporated herein by reference.)


 2.3 RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando,
       Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL
       Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to
       RFS Partnership, L.P.'s Current Report on Form 8-K filed
       July 25, 2003 and incorporated herein by reference).


 2.4 Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort
       Associates, L.P., Golf Associates, L.P., CNL Resort
       Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed
       February 13, 2004 and incorporated herein by reference.)


 3.1   Articles of Amendment and Restatement of CNL Hospitality
       Properties, Inc. dated July 21, 2003 (Previously filed as
       Exhibit 3.18 to the Registrant's Registration Statement on
       Form S-11 filed July 23, 2003 and incorporated herein by reference.)


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


 3.5   Amendment No. 3 to the Bylaws of CNL Hospitality Properties,
       Inc. (Previously filed as Exhibit 3.9 to Post-Effective
       Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)


 3.6 Sixth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated July 10, 2003 (Previously filed as Exhibit 3.2 to RFS Partnership, L.P.'s Current
       Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


 3.7 Certificate of Limited Partnership of RFS Partnership, L.P., filed with the State of Tennessee on August 3, 1993
       (Previously filed as Exhibit 3.1 to RFS Partnership, L.P.'s
       Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)


 3.8   Amendment to the Certificate of Limited Partnership of RFS
       Partnership, L.P., filed with the State of Tennessee on June
       27, 1997 (Previously filed as Exhibit 3.2 to RFS
       Partnership, L.P.'s Annual Report on Form 10-K filed March
       30, 2004 and incorporated herein by reference.)


 3.9   Amendment to the Certificate of Limited Partnership of RFS
       Partnership, L.P., dated July 10, 2003 (Previously filed as
       Exhibit 3.17 to Post-Effective Amendment No. Two to the
       Registrant's Registration Statement on Form S-11 filed July
       14, 2003 and incorporated herein by reference.)


 4.1       Form of Reinvestment Plan (Included as Exhibit 4.10 in Post-Effective Amendment No. Six to the
           Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

c
 4.2       Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII,
           Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS
           Hotel Investors, Inc.'s ("RFS") Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

 4.3       Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS
           2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS's Form S-4 Registration
           Statement filed March 15, 2002 and incorporated herein by reference.)

 4.4       Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to
           Exhibit 4.1 to RFS's Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

 4.5       Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing,
           Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of
           America Securities LLC (Previously filed as Exhibit 4.4 to RFS's Form S-4 Registration Statement filed
           March 15, 2002 and incorporated herein by reference.)

 4.6       Supplemental Indenture, dated as of July 10, 2003, among CNL Rose Acquisition Corp., RFS Partnership,
           L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.2 to RFS
           Partnership, L.P.'s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.1       Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as
           Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11
           filed December 23, 2002 and incorporated herein by reference.)

10.2       Advisory Agreement dated as of April 1, 2003 between CNL Hospitality Properties, Inc. and CNL Hospitality
           Corp. (Previously filed as Exhibit 10.1 to the Registrant's Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

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

10.6       Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on
           Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7       Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on
           Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8       Form of Reinvestment Plan (Included as Exhibit 4.10 to Post-Effective Amendment No. Six to the
           Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.9       Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February
           24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C.
           Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated
           October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated
           February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000;
           and Robert E. Parsons, Jr. dated November 3, 2003. (Previously filed as Exhibit 10.2 to the Registrant's
           Form 10-Q filed May 17, 1999 and incorporated herein by reference.)


10.10  Agreement of Limited Partnership of CNL Hospitality
       Partners, LP (Previously filed as Exhibit 10.10 to
       Post-Effective Amendment No. Five to the Registrant's
       Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)


10.11  Hotel Purchase and Sale Contract between CNL Real Estate
       Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn -- Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)


10.12  Assignment and Assumption Agreement between CNL Real Estate
       Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn -- Gwinnett Place (Previously filed as
       Exhibit 10.12 to Post-Effective Amendment No. Five to the
       Registrant's Registration Statement on Form S-11 filed
       September 23, 1998 and incorporated herein by reference.)


10.13  Hotel Purchase and Sale Contract between CNL Real Estate
       Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn -- Buckhead (Lenox Park)
       (Previously filed as Exhibit 10.13 to Post-Effective
       Amendment No. Five to the Registrant's Registration
       Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)


10.14  Assignment and Assumption Agreement between CNL Real Estate
       Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn -- Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the
       Registrant's Registration Statement on Form S-11 filed
       September 23, 1998 and incorporated herein by reference.)


10.15  Lease Agreement between CNL Hospitality Partners, LP and STC
       Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn -- Gwinnett Place (Previously filed as
       Exhibit 10.15 to Post-Effective Amendment No. Five to the
       Registrant's Registration Statement on Form S-11 filed
       September 23, 1998 and incorporated herein by reference.)


10.16  Lease Agreement between CNL Hospitality Partners, LP and STC
       Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn -- Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the
       Registrant's Registration Statement on Form S-11 filed
       September 23, 1998 and incorporated herein by reference.)


10.17  Master Revolving Line of Credit Loan Agreement with CNL
       Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as
       Exhibit 10.17 to Post-Effective Amendment No. Five to the
       Registrant's Registration Statement on Form S-11 filed
       September 23, 1998 and incorporated herein by reference.)


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


10.20  Subscription and Stockholders' Agreement among CNL Hotel
       Investors, Inc., Five Arrows Realty Securities II L.L.C.,
       CNL Hospitality Partners, LP and CNL Hospitality Properties,
       Inc., dated February 24, 1999 (Previously filed as Exhibit
       10.20 to Post-Effective Amendment No. Seven to the
       Registrant's Registration Statement on Form S-11 filed March
       16, 1999 and incorporated herein by reference.)


10.21  Registration Rights Agreement by and between CNL Hospitality
       Properties, Inc. and Five Arrows Realty Securities II
       L.L.C., dated February 24, 1999 (Previously filed as Exhibit
       10.21 to Post-Effective Amendment No. Seven to the
       Registrant's Registration Statement on Form S-11 filed March
       16, 1999 and incorporated herein by reference.)


10.22  Lease Agreement between Courtyard Annex, L.L.C. and City
       Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard -- Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the
       Registrant's Registration Statement on Form S-11 filed
       February 17, 2000 and incorporated herein by reference.)


10.23  First Amended and Restated Limited Liability Company
       Agreement of Courtyard Annex, L.L.C., relating to the Courtyard -- Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant's
       Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)


10.24  Purchase and Sale Agreement between Marriott International,
       Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated
       November 15, 1999, relating to the Courtyard -- Philadelphia
       (Previously filed as Exhibit 10.24 to Post-Effective
       Amendment No. Four to the Registrant's Registration
       Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)


10.25  Lease Agreement between CNL Hospitality Partners, LP, and
       RST4 Tenant LLC, dated December 10, 1999, relating to the
       Residence Inn -- Mira Mesa (Previously filed as Exhibit
       10.25 to Post-Effective Amendment No. Four to the
       Registrant's Registration Statement on Form S-11 filed
       February 17, 2000 and incorporated herein by reference.)


10.26  Purchase and Sale Agreement between Marriott International,
       Inc., TownePlace Management Corporation and Residence Inn by
       Marriott, Inc., as Sellers, and CNL Hospitality Partners,
       LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn -- Mira Mesa and the TownePlace
       Suites -- Newark (Previously filed as Exhibit 10.26 to
       Post-Effective Amendment No. Four to the Registrant's
       Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)


10.27  First Amendment to Lease Agreement between CNL Hospitality
       Partners, LP and STC Leasing Associates, LLC, dated August
       1, 1998, related to the Residence Inn -- Gwinnett Place,
       (amends Exhibit 10.15 above) and the First Amendment to
       Agreement of Guaranty, dated August 1, 1998 (amends
       Agreement of Guaranty attached as Exhibit I to 10.15 above)
       (Previously filed as Exhibit 10.15 to the Registrant's Form
       10-Q filed November 10, 1999 and incorporated herein by reference.)


10.28  First Amendment to Lease Agreement between CNL Hospitality
       Partners, LP and STC Leasing Associates, LLC, dated August
       1, 1998, related to the Residence Inn -- Buckhead (Lenox
       Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends
       Agreement of Guaranty attached as Exhibit I to 10.16 above)
       (Previously filed as Exhibit 10.16 to the Registrant's Form
       10-Q filed November 10, 1999 and incorporated herein by reference.)


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


10.31 Purchase and Sale Agreement between CNL Hospitality Corp. , as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty
       Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham
       Billerica (Previously filed as Exhibit 10.31 to
       Post-Effective Amendment No. Six to the Registrant's
       Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)


10.32  Lease Agreement between CNL Hospitality Partners, LP and
       RST4 Tenant LLC, dated June 17, 2000, relating to the
       Courtyard -- Palm Desert and the Residence Inn -- Palm
       Desert (Previously filed as Exhibit 10.32 to Post-Effective
       Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.33  Purchase and Sale Agreement between PDH Associates LLC, as
       Seller, and CNL Hospitality Corp. , as Buyer, dated January
       19, 2000, relating to the Courtyard -- Palm Desert and the
       Residence Inn -- Palm Desert (Previously filed as Exhibit
       10.33 to Post-Effective Amendment No. One to the
       Registrant's Registration Statement on Form S-11 filed
       August 9, 2000 and incorporated herein by reference.)


10.34  Amendment to Purchase and Sale Agreement between PDH
       Associates LLC and CNL Hospitality Corp. , dated January 19,
       2000, relating to the Courtyard -- Palm Desert and the Residence Inn -- Palm Desert (amends Exhibit 10.33 above)
       (Previously filed as Exhibit 10.34 to Post-Effective
       Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.35  Assignment Agreement between CNL Hospitality Corp. and CNL
       Hospitality Partners, LP, relating to the Courtyard -Palm
       Desert and the Residence Inn -- Palm Desert (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.36  Lease Agreement between CNL Hospitality Partners, LP and
       RST4 Tenant LLC, dated July 28, 2000, relating to the
       SpringHill Suites -- Gaithersburg (Previously filed as
       Exhibit 10.36 to Post-Effective Amendment No. One to the
       Registrant's Registration Statement on Form S-11 filed
       August 9, 2000 and incorporated herein by reference.)


10.37  Purchase and Sale Agreement between SpringHill SMC
       Corporation, as Seller, and CNL Hospitality Partners, LP, as
       Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill
       Suites -- Gaithersburg (Previously filed as Exhibit 10.37 to
       Post-Effective Amendment No. One to the Registrant's
       Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.38  Lease Agreement between CNL Hospitality Partners, LP and
       RST4 Tenant LLC, dated July 28, 2000, relating to the
       Residence Inn -- Merrifield (Previously filed as Exhibit
       10.38 to Post-Effective Amendment No. One to the
       Registrant's Registration Statement on Form S-11 filed
       August 9, 2000 and incorporated herein by reference.)


10.39  Purchase and Sale Agreement between TownePlace Management
       Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn -- Merrifield (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.40  First Amendment to Purchase and Sale Agreement between
       TownePlace Management Corporation and Residence Inn by
       Marriott, Inc., as Sellers, and CNL Hospitality Partners,
       LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence
       Inn -- Mira Mesa, SpringHill Suites -- Gaithersburg,
       Residence Inn -- Merrifield and TownePlace Suites -- Newark
       (amends Exhibits 10.26, 10.37 and 10.39 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)


10.41  Lease Agreement between CNL Hospitality Partners, LP and
       CCCL Leasing LLC, dated August 18, 2000, relating to the
       Courtyard -- Alpharetta (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. Two to the Registrant's
       Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)


10.42  Lease Agreement between CNL Hospitality Partners, LP and
       CCCL Leasing LLC, dated August 18, 2000, relating to the
       Residence Inn -- Cottonwood (Previously filed as Exhibit
       10.42 to Post-Effective Amendment No. Two to the
       Registrant's Registration Statement on Form S-11 filed
       October 23, 2000 and incorporated herein by reference.)


10.43  Lease Agreement between CNL Hospitality Partners, LP and
       CCCL Leasing LLC, dated August 18, 2000, relating to the
       TownePlace Suites -- Mt. Laurel (Previously filed as Exhibit
       10.43 to Post-Effective Amendment No. Two to the
       Registrant's Registration Statement on Form S-11 filed
       October 23, 2000 and incorporated herein by reference.)


10.44  Lease Agreement between CNL Hospitality Partners, LP and
       CCCL Leasing LLC, dated August 18, 2000, relating to the
       TownePlace Suites -- Scarborough (Previously filed as
       Exhibit 10.44 to Post-Effective Amendment No. Two to the
       Registrant's Registration Statement on Form S-11 filed
       October 23, 2000 and incorporated herein by reference.)


10.45  Lease Agreement between CNL Hospitality Partners, LP and
       CCCL Leasing LLC, dated August 18, 2000, relating to the
       TownePlace Suites -- Tewksbury (Previously filed as Exhibit
       10.45 to Post-Effective Amendment No. Two to the
       Registrant's Registration Statement on Form S-11 filed
       October 23, 2000 and incorporated herein by reference.)


10.46  Purchase and Sale Agreement between Residence Inn by
       Marriott, Inc., Courtyard Management Corporation, SpringHill
       SMC Corporation and TownePlace Management Corporation, as
       Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL
       Leasing LLC, as Tenant, Crestline Capital Corporation,
       Marriott International, Inc., and joined in by CNL
       Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn -- Cottonwood,
       Courtyard -- Alpharetta and Overland Park, SpringHill
       Suites -- Raleigh, and TownePlace Suites -- Mt. Laurel,
       Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's
       Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)


10.47  First Amendment to Purchase and Sale Agreement between
       Residence Inn by Marriott, Inc., Courtyard Management
       Corporation, SpringHill SMC Corporation and TownePlace
       Management Corporation, as Sellers, CNL Hospitality
       Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant,
       Crestline Capital Corporation, and Marriott International,
       Inc., dated August 18, 2000, relating to the Residence
       Inn -- Cottonwood, Courtyard -- Alpharetta and Overland
       Park, SpringHill Suites -- Raleigh, and TownePlace
       Suites -- Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)


10.48  Lease Agreement between CNL Hospitality Partners, LP and
       RST4 Tenant LLC, dated November 4, 2000, relating to the
       TownePlace Suites -- Newark (Previously filed as Exhibit
       10.48 to Post-Effective Amendment No. Three to the
       Registrant's Registration Statement on Form S-11 filed
       December 12, 2000 and incorporated herein by reference.)


10.49  Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant
       Corporation, dated October 12, 2000, relating to the Courtyard -- Little Lake Bryan (Previously filed as Exhibit
       10.49 to Post-Effective Amendment No. Three to the
       Registrant's Registration Statement on Form S-11 filed
       December 12, 2000 and incorporated herein by reference.)


10.50  Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant
       Corporation, dated October 12, 2000, relating to the Fairfield Inn -- Little Lake Bryan (Previously filed as
       Exhibit 10.50 to Post-Effective Amendment No. Three to the
       Registrant's Registration Statement on Form S-11 filed
       December 12, 2000 and incorporated herein by reference.)


10.51  First Amendment to Lease Agreement between LLB C-Hotel,
       L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard -- Little Lake Bryan (amends
       Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to
       Post-Effective Amendment No. Three to the Registrant's
       Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)


10.52  First Amendment to Lease Agreement between LLB F-Inn, L.L.C.
       and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn -- Little Lake Bryan (amends
       Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to
       Post-Effective Amendment No. Three to the Registrant's
       Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)


10.53  Purchase and Sale Agreement between Marriott International,
       Inc., as Seller, and CNL Hospitality Partners, LP, as
       Purchaser, dated September 17, 1998, relating to the Courtyard -- Little Lake Bryan, the Fairfield Inn -- Little
       Lake Bryan and the SpringHill Suites -- Little Lake Bryan
       (Previously filed as Exhibit 10.53 to Post-Effective
       Amendment No. Three to the Registrant's Registration
       Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)


10.54  Second Amendment to Lease Agreement between CNL LLB C-Hotel
       Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant
       Corporation, dated December 15, 2000, relating to the Courtyard -- Little Lake Bryan (amends Exhibits 10.49 and
       10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's
       Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)


10.55  Second Amendment to Lease Agreement between CNL LLB F-Inn
       Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant
       Corporation, dated December 15, 2000, relating to the Fairfield Inn -- Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's
       Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)


10.56  Indenture Agreement among Desert Ridge Resort, LLC, as
       Issuer; Bank One, National Association, as Trustee; and
       Financial Structures Limited, as Insurer, dated December 15,
       2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)


10.57  $96,725,000 Promissory Note with CNL Hospitality Partners,
       LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as
       Exhibit 10.56 to the Registrant's Form 10-Q filed May 15,
       2003 and incorporated herein by reference.)


10.58  Sixth Amended and Restated Revolving Credit Agreement dated
       October 31, 2002 (Previously filed as Exhibit 10.1 to RFS's
       Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)


10.59 Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS's Current Report on Form 8-K filed
       January 16, 2001 and incorporated herein by reference.)


10.60 Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS's Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)


10.61  Loan Agreement dated August 9, 2000 by and between Bank of
       America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS's Form 10-K filed March 15,
       2001 and incorporated herein by reference.)


10.62  Loan Agreement dated August 9, 2000 by and between Bank of
       America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS's Form 10-K filed March 15,
       2001 and incorporated herein by reference.)


10.63  Credit Agreement dated as of July 10, 2003 among RFS
       Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), the Registrant (as parent to the borrowers), Bank of America, N.A. (as Administrative Agent) and the lenders named therein (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant's
       Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)


10.64  $320,000,000 Note between RFS Partnership, L.P. and RFS
       Financing Partnership, L.P. (as borrowers), and Banc of
       America Bridge LLC (as lender), dated as of July 10, 2003
       (Previously filed as Exhibit 10.69 to Post-Effective
       Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)


10.65 Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America,
       N.A. (Previously filed as Exhibit 10.3 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.66 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to common stock of RFS TRS Holdings, Inc.)
       (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.'s
       Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.67 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A.
       (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.68 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of
       America, N.A. (relating to common stock of CNL Rose
       Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS
       Partnership, L.P.'s Current Report on Form 8-K filed July
       25, 2003 and incorporated herein by reference.)


10.69 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A.
       (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.70 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of
       America, N.A. (relating to common stock of CNL Rose GP
       Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.71 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to limited partner interest in Ridge Lake, L.P.)
       (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.'s
       Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.72 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to common stock of RFS 2002 Financing, Inc.)
       (Previously filed as Exhibit 10.10 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.73 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to limited liability company interest in RFS
       Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.'s Current Report on Form 8-K filed
       July 25, 2003 and incorporated herein by reference.)


10.74 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to limited partner interest in RFS Financing
       Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS
       Partnership, L.P.'s Current Report on Form 8-K filed July
       25, 2003 and incorporated herein by reference.)


10.75 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to common stock of Ridge Lake General Partner,
       Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership,
       L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)


10.76 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
       (relating to limited liability company interests in Ridge
       Lake, L.L.C.) (Previously filed as Exhibit 10.14 to RFS
       Partnership, L.P.'s Current Report on Form 8-K filed July
       25, 2003 and incorporated herein by reference.)


10.77  Agreement of Purchase and Sale of The Hotel Del Coronado and
       Joint Escrow Instructions among L-O Coronado Holding II,
       Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc.
       (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post -- Effective Amendment No. Six to the
       Registrant's Registration Statement on Form S-11 filed
       January 26, 2004 and incorporated herein by reference.)


10.78  First Amendment to Agreement for Purchase and Sale of Real
       Property and Joint Escrow Instructions by and among L-O
       Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O
       Coronado IP, Inc. (collectively, Seller) and CNL Hospitality
       Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post -- Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed
       January 26, 2004 and incorporated herein by reference.)


10.79  Second Amendment to Agreement for Purchase and Sale of Real
       Property and Joint Escrow Instructions by and among L-O
       Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O
       Coronado IP, Inc. (collectively, Seller) and CNL Hospitality
       Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post -- Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed
       January 26, 2004 and incorporated herein by reference.)


10.80 Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality
       Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit
       10.85 to Post -- Effective Amendment No. Six to the
       Registrant's Registration Statement on Form S-11 filed
       January 26, 2004 and incorporated herein by reference.)


10.81  Commercial Mortgage Backed Security Facility, dated December
       4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.'s Annual Report on
       Form 10-K filed March 30, 2004 and incorporated herein by reference.)


10.82 Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine
       SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS
       Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS
       Partnership, L.P.'s Annual Report on Form 10-K filed March
       30, 2004 and incorporated herein by reference.)


21     Subsidiaries of the Registrant (Filed herewith)


31.1   Certification of Chief Executive Officer, Pursuant to Rule
       13a-14(a), as Adopted Pursuant to Section 302 of the
       Sarbanes -- Oxley Act of 2002 (Filed herewith).


31.2   Certification of Principal Financial Officer, Pursuant to
       Rule 13a-14(a), as Adopted Pursuant to Section 302 of the
       Sarbanes -- Oxley Act of 2002 (Filed herewith.)


32.1   Certification of Chief Executive Officer, Pursuant to 18
       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (Furnished herewith.)


32.2   Certification of Principal Financial Officer, Pursuant to 18
       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (Furnished herewith.)

     (d) Other Financial Information

     The Company is required to file audited consolidated financial statements of Desert Ridge Resort Partners, LLC and WB Resort Partners, LP due to the significance of the results of operations for these unconsolidated subsidiaries.

     The following summarized financial information is filed as part of this report as a result of Marriott providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company's tenants. The aggregate carrying value of the properties covered by these credit enhancements and guarantees represents more than 20 percent of the Company's total assets for the year ended December 31, 2003. The summarized financial information presented for Marriott as of January 2, 2004 and January 3, 2003, and for each of the years ended January 2, 2004, January 3, 2003 and December 28, 2001, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended January 2, 2004.

                 MARRIOTT INTERNATIONAL, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              JANUARY 2,    JANUARY 3,
CONSOLIDATED BALANCE SHEETS DATA:                                2004          2003
---------------------------------                             -----------   -----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
Current Assets..............................................    $1,235        $1,773
Noncurrent Assets...........................................     6,942         6,523
Current Liabilities.........................................     1,770         2,183
Noncurrent Liabilities......................................     2,569         2,540
Stockholders' Equity........................................     3,838         3,573

                                                     FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                       ENDED,        ENDED,         ENDED,
                                                     JANUARY 2,    JANUARY 3,    DECEMBER 28,
CONSOLIDATED STATEMENTS OF INCOME DATA:                 2004          2003           2001
---------------------------------------              -----------   -----------   ------------
Gross revenues.....................................    $9,014        $8,415         $7,768
Costs and expenses (including income tax
  expense).........................................     8,512         8,138          7,532
                                                       ------        ------         ------
Net income.........................................    $  502        $  277         $  236
                                                       ======        ======         ======
Basic earnings per share...........................    $ 2.16        $ 1.15         $ 0.97
                                                       ======        ======         ======
Diluted earnings per share.........................    $ 2.05        $ 1.10         $ 0.92
                                                       ======        ======         ======

DESERT RIDGE RESORT PARTNERS, LLC
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE MEMBERS OF
DESERT RIDGE RESORT PARTNERS, LLC

     In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in members' capital (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Desert Ridge Resort Partners, LLC and its subsidiaries (the "Company") at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS, LLP
---------------------------------------------------------

Orlando, Florida
March 12, 2004

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................  $  2,191,589   $  7,564,395
  Accounts receivable, net of allowance for doubtful
     accounts of $168,642 at 2003...........................     5,384,822      2,023,040
  Due from affiliate........................................     2,183,255      3,320,900
  Prepaid expenses and other current assets.................     1,000,882        731,964
                                                              ------------   ------------
     Total current assets...................................    10,760,548     13,640,299

Restricted cash.............................................       916,220         51,397
Property and equipment, net.................................   262,757,269    269,925,397
Loan costs, net of accumulated amortization of $3,678,003
  and $2,453,184............................................     4,844,274      5,939,243
Goodwill....................................................     1,556,115      1,556,115
                                                              ------------   ------------
     Total assets...........................................  $280,834,426   $291,112,451
                                                              ============   ============

                       LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)
Current liabilities
  Accounts payable and accrued expenses
  Due to affiliate..........................................  $  7,626,641   $  7,313,811
  Construction costs payable, including retainage payable of
     $7,259,224 at 2002.....................................       237,160      5,159,727
  Obligation under cash flow hedge..........................       294,614     17,172,419
  Current portion of obligations under capital leases.......     7,779,323      9,724,228
                                                                   216,613         41,188
                                                              ------------   ------------
     Total current liabilities..............................    16,154,351     39,411,373

Mortgage note payable.......................................   179,000,000    179,000,000
Other notes payable.........................................    89,730,398     51,175,811
Distributions payable.......................................     1,656,103      1,604,923
Accrued rent under operating leases.........................     1,985,478      1,547,026
Obligations under capital leases............................       565,816        131,728
                                                              ------------   ------------
     Total liabilities......................................   289,092,146    272,870,861

Commitments

Members' capital (deficit)..................................    (8,257,720)    18,241,590
                                                              ------------   ------------
     Total liabilities and members' capital (deficit).......  $280,834,426   $291,112,451
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                DESERT RIDGE RESORT PRTNRS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                               2003           2002
                                                           ------------   ------------
Revenues:
  Room...................................................  $ 41,027,026   $  1,411,216
  Food and beverage......................................    35,661,081      1,655,655
  Other operating department.............................    13,581,940      4,277,561
                                                           ------------   ------------
     Total revenue.......................................    90,270,047      7,344,432
Costs and expenses:
  Room...................................................    10,392,949        776,563
  Food and beverage......................................    23,293,158      2,227,158
  Other operating departments............................     9,785,030      4,012,032
  Interest expense and loan cost amortization............    24,583,609      3,655,114
  Pre-opening expenses...................................       663,869      6,547,778
  Depreciation...........................................    14,679,757      2,337,753
  Property operations and maintenance....................    11,225,343      1,427,877
  General and administrative.............................     8,578,467      1,055,077
  Sales and marketing....................................     6,234,005        446,670
  Management fees........................................     2,707,665        209,649
                                                           ------------   ------------
     Total costs and expenses............................   112,143,852     22,695,671
                                                           ------------   ------------
Net loss.................................................  $(21,873,805)  $(15,351,239)
                                                           ============   ============

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' CAPITAL (DEFICIT) AND
                               COMPREHENSIVE LOSS
                           DECEMBER 31, 2003 AND 2002

                                                             ACCUMULATED OTHER
                                  CLASS A        CLASS B       COMPREHENSIVE                    COMPREHENSIVE
                                  MEMBERS        MEMBERS           LOSS             TOTAL           LOSS
                                ------------   -----------   -----------------   ------------   -------------
Balance at December 31,
  2001........................  $ 12,644,106   $(2,064,419)     $(3,191,238)     $  7,388,449
Capital contributions.........    30,642,956     5,703,991               --        36,346,947   $         --
Distributions.................    (3,441,402)     (168,175)              --        (3,609,577)            --
Net loss......................   (14,911,887)     (439,352)              --       (15,351,239)   (15,351,239)
Current period adjustment to
  recognize fair value of cash
  flow hedge..................            --            --       (6,532,990)       (6,532,990)    (6,532,990)
                                ------------   -----------      -----------      ------------   ------------
Balance at December 31,
  2002........................    24,933,773     3,032,045       (9,724,228)       18,241,590   $(21,884,229)
                                                                                                ============
Capital contributions.........            --            --               --                --
Distributions.................    (5,902,951)     (667,459)              --        (6,570,410)  $         --
Net loss......................   (19,651,427)   (2,222,378)              --       (21,873,805)   (21,873,805)
Current period adjustment to
  recognize fair value of cash
  flow hedge..................            --            --        1,944,905         1,944,905      1,944,905
                                ------------   -----------      -----------      ------------   ------------
Balance at December 31,
  2003........................  $   (620,605)  $   142,208      $(7,779,323)     $ (8,257,720)  $(19,928,900)
                                ============   ===========      ===========      ============   ============

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(21,873,805)  $(15,351,239)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation...........................................    14,679,757      2,337,753
     Amortization of loan costs.............................     1,224,819      1,198,872
     Bad debt expense.......................................       235,793            747
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (3,597,575)    (1,788,211)
     Due from affiliate.....................................     1,137,645     (3,267,460)
     Prepaid expenses and other current assets..............      (268,918)      (548,002)
     Accrued rent under operating leases....................       438,452      1,465,925
     Accounts payable and accrued expenses..................       312,830      5,830,369
     Due to affiliate.......................................    (4,922,567)     4,098,793
                                                              ------------   ------------
       Net cash used in operating activities................   (12,633,569)    (6,022,453)
                                                              ------------   ------------
Cash flows from investing activities:
  Additions to property and equipment.......................   (26,266,258)  (143,026,360)
  Marriott Vacation Club payment of office build out........     2,690,000             --
  (Increase) decrease in restricted cash....................      (864,823)    69,157,535
                                                              ------------   ------------
       Net cash used in investing activities................   (24,441,081)   (73,868,825)
                                                              ------------   ------------
Cash flows from financing activities:
  Borrowings from other notes payable.......................    38,554,587     48,886,390
  Principal payments on capital lease obligations...........      (203,663)       (41,188)
  Capital contributions from members........................            --     36,346,947
  Distributions to members..................................    (6,519,230)    (2,004,654)
  Payment of loan costs.....................................      (129,850)      (110,576)
                                                              ------------   ------------
       Net cash provided by financing activities............    31,701,844     83,076,919
                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents........    (5,372,806)     3,185,641
Cash and cash equivalents, beginning of period..............     7,564,395      4,378,754
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $  2,191,589   $  7,564,395
                                                              ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of $14,979,037 in capitalized interest in
       2002.................................................  $ 24,369,166   $    685,653
                                                              ============   ============
Supplemental disclosure of non-cash investing/financing
  activities
     Assets acquired through capital lease obligation.......  $    813,176   $         --
                                                              ============   ============
     Distributions declared but not paid to Partners........  $  1,656,103   $  1,604,923
                                                              ============   ============
     Construction costs payable included in construction in
       progress.............................................  $    294,614   $ 17,172,419
                                                              ============   ============
     Ground rental capitalized to construction cost.........  $         --   $    515,246
                                                              ============   ============

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.  BUSINESS

  ORGANIZATION

     Desert Ridge Resort Partners, LLC (the "LLC" or the "Company") was organized pursuant to the laws of the State of Delaware on December 21, 2000. Desert Ridge Resort, LLC and DRR Tenant Corporation are wholly owned subsidiaries of the LLC. The LLC's Class A Members' are CNL DRR Investor, LP and CNL Desert Ridge Resort, Ltd. (collectively, the "Class A Members") and Marriott International, Inc. is the Class B Member ("Marriott"). The managing Member is CNL DRR Investor, LP. Both classes of Members share in major decisions and there is substantially no difference between the rights and obligations of Class A Members and Class B Members.

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

     In accordance with the LLC agreement (the "Agreement"), (i) each Member's account is credited with capital contributions, share of profits and (ii) each Members' account is charged for amounts distributed to each Member. The Class A Members and Class B Members own 89.8% and 10.2%, respectively, in the Company as a result of approximately $51.3 million and $5.8 million, respectively, in capital contributions since its formation.

  ALLOCATIONS AND DISTRIBUTIONS

     Net operating profits are allocated (i) first, to the Members' who received allocations of losses for earlier fiscal years, pro rata, in proportion to the cumulative amount of losses previously allocated to them, until those Members have received cumulative allocation of profits equal to the cumulative losses;
(ii) next, to Members', pro rata, in proportion to the cumulative distributions made to them, until those Members have received cumulative allocation of profits equal to the cumulative amount of such distributions; and (iii) thereafter, to the Members, pro rata, in proportion to their respective percentage interests.

     Net operating losses are allocated (i) first, to the Members who received allocations of profits for earlier fiscal years, pro rata, in proportion to the cumulative amount of profits previously allocated to them, until those

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and includes building, lease and land improvements and furniture, fixtures and equipment ("FF&E"). Land improvements and FF&E are depreciated on the straight-line method over the assets' estimated useful lives of 15 and 7 years, respectively. Buildings are depreciated over 40 years.

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

  INCOME TAXES

     Under the provisions of the Internal Revenue Code and applicable state laws, the LLC is only subject to taxation of income on the profits and losses from the taxable REIT subsidiary ("TRS") tenant operations. The tax consequences of other LLC revenues and expenses, unrelated to the operation of the Property, will accrue to the Members. Certain of these other revenues and expenses may be treated differently in the LLC's income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the Members' income tax returns.

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

  REVENUE RECOGNITION

     The Property's revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated statements of financial position. Advanced deposits of approximately $1.1 million and $1.1 million are included accounts payable and accrued

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

expense in the accompanying consolidated statements of financial position as of December 31, 2003 and 2002, respectively.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The LLC follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"), as amended. FASB 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the consolidated statements of financial position. Gains or losses resulting from changes in fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedging accounting treatment (the ineffective portion, if any, of all hedges is recognized in current earnings).

     The LLC records the fair value of its interest rate swaps designated as a cash flow hedge in non-current liabilities with the offset to the other comprehensive income (loss) component of members' capital (deficit).

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company's long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the years ended December 31, 2003 and 2002, the LLC recorded no impairments.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of guest and trade accounts receivable. Concentration of credit risk with respect to guest and trade accounts receivable is limited due to the wide variety of customers and industries to which the Property's services are sold, as well as the dispersion of customers across many geographic areas.

  RECLASSIFICATION

     Certain items in the prior year's consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on members' capital (deficit) or results of operations.

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2003 and 2002:

                                                               2003           2002
                                                           ------------   ------------
Land and land improvements...............................  $ 62,578,854   $ 63,466,377
Buildings................................................   167,486,390    162,147,269
Furniture, fixtures and equipment........................    49,131,422     46,884,567
Equipment under capital leases...........................     1,027,280        214,104
                                                           ------------   ------------
                                                            280,223,946    272,712,317
  Less: accumulated depreciation.........................   (17,466,677)    (2,786,920)
                                                           ------------   ------------
                                                           $262,757,269   $269,925,397
                                                           ============   ============

     In 2003, the LLC received approximately $2.7 million from Marriott in connection with the build-out of a Marriott Vacation Club office. This amount has been reflected as a reduction in Property and equipment in the accompanying consolidated balance sheet as of December 31, 2003. Accumulated depreciation for equipment under capital leases was approximately $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

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

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

     A description of each loan is as follows:

     LOAN          PURPOSE OF LOAN        MAXIMUM CAPACITY     MATURITY       INTEREST RATE
     ----          ---------------      ---------------------  --------       -------------
Mezzanine Loan  Fund a portion of            $57,134,000       12/2007     Election of either a
                total development                                           floating rate or a
                costs                                                       fixed rate (not to
                                                                              exceed 13.5%)*
  Liquidity     Fund priority           Lesser of $32,500,000  12/2007     Election of either a
Facility Loan   shortfalls from the      and 50% of Class A                 floating rate or a
                operations of the       Members Contributions               fixed rate (not to
                Property                    or cumulative                     exceed 13.5%)*
                                         priority shortfalls
 Project Cost   Fund renovation costs        $30,000,000       12/2007         8% per annum
Facility Loan   in excess of project
                budget
 Senior Loan    Fund any deficiency in       $45,000,000       12/2007         8% per annum
Guaranty Loan   the payment of monthly
                debt service payments
                under the Mortgage
                Loan

---------------

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

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

     Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

2004........................................................   $ 254,128
2005........................................................     276,528
2006........................................................     196,528
2007........................................................     173,767
                                                               ---------
  Total future minimum lease payments.......................     900,951
  Less: interest............................................    (118,522)
                                                               ---------
  Present value of net minimum lease payments...............     782,429
  Less: current portion.....................................    (216,613)
                                                               ---------
                                                               $ 565,816
                                                               =========

     Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

2004........................................................   $   694,594
2005........................................................       688,056
2006........................................................       626,921
2007........................................................       436,672
2008........................................................       486,003
Thereafter..................................................    76,839,012
                                                               -----------
  Total.....................................................   $79,771,258
                                                               ===========

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

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

                                                                 2003        2002
                                                              ----------   --------
Advertising.................................................  $1,133,045   $ 36,610
Marriott Rewards............................................     951,257     12,407
Insurance...................................................   1,006,730     20,730
Reservations................................................     430,204     83,806
Accounting Services.........................................   1,413,645     95,101
Other.......................................................      28,359         --
                                                              ----------   --------
Total.......................................................  $4,963,240   $248,654
                                                              ==========   ========

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

               DESERT RIDGE RESORT PARTNERS, LLC AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

8.  INCOME TAXES

     The components of the deferred taxes recognized in the accompanying consolidated statements of financial position at December 31, 2003 and 2002 are as follows:

                                                                2003          2002
                                                             -----------   -----------
Deferred tax asset:
  Net operating loss.......................................  $ 9,906,000   $ 2,821,000
Deferred tax liability:
  Accelerated depreciation.................................   (4,281,000)     (514,000)
                                                             -----------   -----------
Net deferred tax asset.....................................    5,625,000     2,307,000
Valuation allowance........................................   (5,625,000)   (2,307,000)
                                                             -----------   -----------
                                                             $        --   $        --
                                                             ===========   ===========

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

2020........................................................  $   481,000
2021........................................................    5,491,000
2022........................................................   19,692,000
                                                              -----------
                                                              $25,664,000
                                                              ===========

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

WB RESORT PARTNERS, L.P.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
WB Resort Partners, L.P.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of WB Resort Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS, LLP
---------------------------------------------------------
Orlando, Florida
March 12, 2004

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,243,688   $  3,309,558
  Accounts receivable, net of allowance for doubtful
     accounts of $106,386 and $72,508.......................     5,537,842      3,986,276
  Prepaid expenses and other current assets.................     1,429,438        861,371
                                                              ------------   ------------
     Total current assets...................................    12,210,968      8,157,205

Restricted cash.............................................     7,541,324     11,662,018
Property, construction in progress and equipment, net.......   190,954,732    198,140,180
Loan costs, less accumulated amortization of $1,492,860 and
  $860,569..................................................     1,639,679      2,271,970
                                                              ------------   ------------
     Total assets...........................................  $212,346,703   $220,231,373
                                                              ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable and accrued expenses.....................  $ 11,236,623   $  9,423,012
  Construction costs payable, including retainage payable
     $112,758 at 2002.......................................       636,388      1,716,283
  Distribution payable......................................     7,364,726      2,463,838
  Current portion of capital lease obligation...............       763,472      1,081,799
                                                              ------------   ------------
     Total current liabilities..............................    20,001,209     14,684,932

Mortgage note payable.......................................   130,000,000    130,000,000
Other notes payable.........................................    44,079,608     27,798,189
Capital lease obligation....................................        26,001        757,851
Accrued rent from operating leases..........................     2,447,356        391,072
                                                              ------------   ------------
     Total liabilities......................................   196,554,174    173,632,044

Commitments (Note 9)

Partners' capital...........................................    15,792,529     46,599,329
                                                              ------------   ------------
     Total liabilities and partners' capital................  $212,346,703   $220,231,373
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                               2003           2002
                                                           ------------   ------------
Revenues:
  Rooms..................................................  $ 42,211,855   $ 35,776,082
  Food and beverage......................................     8,851,845      7,427,279
  Other operating departments............................     4,702,101      3,463,235
                                                           ------------   ------------
     Total revenue.......................................    55,765,801     46,666,596
Cost of sales and other expenses:
  Rooms..................................................    12,859,657     11,741,511
  Food and beverage......................................     8,478,072      7,665,138
  Other operating departments............................       962,904      1,000,286
  Property operations and maintenance....................    15,222,139     14,527,007
  Depreciation...........................................    11,975,475      9,340,907
  Interest and loan cost amortization....................    15,124,872     10,381,823
  General and administrative.............................     5,027,709      3,938,931
  Sales and marketing....................................     5,486,112      5,070,257
  Management fees........................................     1,660,663      1,398,192
                                                           ------------   ------------
     Total costs and expenses............................    76,797,603     65,064,052
                                                           ------------   ------------
Net loss.................................................  $(21,031,802)  $(18,397,456)
                                                           ============   ============

  The accompanying notes are an integral part of these consolidated financial statements

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        AS OF DECEMBER 31, 2003 AND 2002

Balance, December 31, 2001............................  $ 39,529   $ 39,488,694   $ 39,528,223
  Contributions.......................................    33,924     33,889,576     33,923,500
  Distributions.......................................    (8,455)    (8,446,483)    (8,454,938)
  Net loss............................................   (18,397)   (18,379,059)   (18,397,456)
                                                        --------   ------------   ------------
Balance, December 31, 2002............................    46,601     46,552,728     46,599,329
  Contributions.......................................        --             --             --
  Distributions.......................................    (9,775)    (9,765,223)    (9,774,998)
  Net loss............................................   (21,032)   (21,010,770)   (21,031,802)
                                                        --------   ------------   ------------
Balance, December 31, 2003............................  $ 15,794   $ 15,776,735   $ 15,792,529
                                                        ========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  2003           2002
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(21,031,802)  $(18,397,456)
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Depreciation...........................................    11,975,475      9,340,907
     Amortization of loan costs.............................       632,291        623,910
     Provision for bad debt expense.........................       107,386         80,802
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (1,658,952)    (2,858,087)
     Prepaid expenses and other current assets..............      (568,067)       706,364
     Accrued rent from operating leases.....................     2,056,284        391,072
     Accounts payable and accrued expenses..................     1,813,611      3,994,909
                                                              ------------   ------------
       Net cash used in operating activities................    (6,673,774)    (6,117,579)
                                                              ------------   ------------
Cash flows from investing activities:
  Additions to property and equipment.......................    (5,869,922)   (27,468,646)
  Decrease (increase) in restricted cash....................     4,120,694    (11,585,008)
                                                              ------------   ------------
       Net cash used in investing activities................    (1,749,228)   (39,053,654)
                                                              ------------   ------------
Cash flows from financing activities:
  Proceeds from other notes payable.........................    16,281,419     20,048,437
  Principal payments on capital lease obligations...........    (1,050,177)    (1,046,303)
  Capital contributions from partners.......................            --     33,923,500
  Distributions to partners.................................    (4,874,110)    (7,204,518)
  Payment of loan costs.....................................            --       (106,072)
                                                              ------------   ------------
       Net cash provided by financing activities............    10,357,132     45,615,044
                                                              ------------   ------------
Net increase in cash and cash equivalents...................     1,934,130        443,811
  Cash and cash equivalents, beginning of period............     3,309,558      2,865,747
                                                              ------------   ------------
  Cash and cash equivalents, end of period..................  $  5,243,688   $  3,309,558
                                                              ============   ============
Supplementary disclosure of cash flow information:
  Cash paid during the period for:
     Interest, net of capitalized interest of $5,431,858 in
       2002.................................................  $ 14,461,778   $  8,772,225
                                                              ============   ============
Supplementary disclosure of non-cash investing and financing activities:
  Distributions declared but not paid to partners...........  $  7,364,726   $  2,463,838
                                                              ============   ============
  Construction costs payable included in construction in
     progress...............................................  $    636,388   $  1,716,283
                                                              ============   ============

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

     The General Partner and Limited Partners hold a 0.1% and 99.9% interest, respectively, as a result of capital contributions totaling approximately $0.1 million and $84.9 million in the Partnership in order to obtain the following percentage interests:

PARTNER                                                        PERCENTAGE INTEREST
-------                                                        -------------------
General Partner.............................................           0.1%
CNL WBR Investor, L.P. .....................................          48.9%
Waikiki Beach Resort, Ltd. .................................          36.0%
Marriott....................................................          15.0%

     The Partnership relies on capital contributions from the General Partner and Limited Partners and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. Since completing significant renovations in 2002, the Hawaiian market has continued to be significantly impacted by reduced Asian travel since September 2001 as well as the overall weakness in the economy. For the years ended December 31, 2003 and 2002, the Partnership reported net losses of approximately $21.0 million and $18.4 million, respectively. In addition, the Partnership had negative cash flows from operations for the years ended December 31, 2003 and 2002 of approximately $6.7 million and $6.1 million, respectively. Losses and deficit cash flows at the Property may continue until economic recovery of the region occurs. Cash flow deficits are possible in the future, which may require additional funding. The General Partner and Limited Partners are required by the limited partnership agreement to make their pro-rata share of capital contributions required to fund operating shortfalls of the Partnership. If any partner fails to make such required capital contribution, they will be in default. In accordance with the partnership agreement, non-defaulting partners may elect to cure such default by making the defaulting partner's capital contribution, which will be considered a loan from the non-defaulting partner to the defaulting partner.

  ALLOCATIONS AND DISTRIBUTIONS

     Net operating profits and net operating losses are allocated to the General and Limited Partners in accordance with their respective ownership interests.

     In addition, the General Partner and Limited Partners are entitled to a return of 11.5% per annum (the "11.5% Preferred Return"). The cumulative 11.5% Preferred Return is to be paid quarterly to each partner

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES based on the capital accounts of each partner during the quarter. As of December 31, 2003 and 2002, the Partnership had distributions payable totaling approximately $7.4 million and $2.5 million, respectively. As of December 31, 2003 and during the second half of 2003, the Partnership did not generate sufficient cash flows from operations to allow for the payment of distributions to the General Partner of the Limited Partners. Although the 11.5% Preferred Return will continue to accrue, there is no guarantee when the Partnership will be able to pay these amounts.

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

     Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Partnership's Property of which approximately $7.5 million and $11.7 million, respectively, is restricted cash in the accompanying consolidated balance sheet as of December 31, 2003 and 2002. These amounts are calculated as a certain percentage of sales in accordance with the hotel management agreement (see Note 7).

  INVENTORY

     Inventory consists primarily of food and beverage inventory and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

  PROPERTY, CONSTRUCTION IN PROGRESS AND EQUIPMENT

     Property, construction in progress and equipment is stated at cost and includes building, land improvements and furniture, fixtures and equipment. Building, land improvements and furniture, fixtures and equipment are depreciated on the straight-line method over the assets' estimated useful lives of 40, 15 and 7 years, respectively.

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

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

  REVENUE RECOGNITION

     The Property's revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets. Advanced deposits of approximately $0.4 million and $0.7 million are included in the accompanying consolidated balance sheet as of December 31, 2003 and 2002, respectively.

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

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership's long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the years ended December 31, 2003 and 2002, the Partnership recorded no impairments.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Partnership to a concentration of credit risk consist principally of guest and trade accounts receivable. Concentration of credit risk with respect to guest and trade accounts receivable is limited due to the wide variety of customers and industries to which the Property's services are sold, as well as the dispersion of customers across many geographic areas.

3. PROPERTY, CONSTRUCTION IN PROGRESS AND EQUIPMENT, NET

     Property, construction in progress and equipment consist of the following at December 31, 2003 and 2002:

                                                               2003           2002
                                                           ------------   ------------
Building.................................................  $121,436,927   $121,329,538
Leasehold improvements...................................    36,487,296             --
Land improvements........................................     7,145,528      2,265,081
Furniture, fixtures and equipment........................    46,531,674     23,546,112
Equipment under capital leases...........................     3,234,183      3,234,183
                                                           ------------   ------------
                                                            214,835,608    150,374,914
  Less: accumulated depreciation.........................   (23,880,876)   (11,905,401)
Construction in progress.................................            --     59,670,667
                                                           ------------   ------------
                                                           $190,954,732   $198,140,180
                                                           ============   ============

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

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

5. OTHER NOTES PAYABLE

     On July 27, 2001, the Partnership and Marriott entered into a loan agreement whereby Marriott has agreed to provide three loans to the Partnership: a liquidity facility loan ("Mezz Loan A"); a senior loan guaranty ("Mezz Loan B"); and a cost overrun loan ("Mezz Loan C").

     A description of each loan is as follows:

                                                   MAXIMUM
LOAN                       PURPOSE OF LOAN        CAPACITY     MATURITY     INTEREST RATE
----                    ----------------------   -----------   --------   -----------------
Mezz Loan A...........  Fund priority            $20,000,000   07/2006     LIBOR plus 700
                        shortfalls from the                               basis points (not
                        operations of the                                 to exceed 13.5%)
                        Property
Mezz Loan B...........  Fund any deficiency in   $20,000,000   07/2006     LIBOR plus 700
                        the payment of monthly                            basis points (not
                        debt service payments                             to exceed 13.5%)
                        under the Mortgage
                        Loan
Mezz Loan C...........  Fund renovation costs    $10,000,000   07/2006     LIBOR plus 700
                        in excess of project                              basis points (not
                        budget                                            to exceed 13.5%)

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

     The following is a schedule by years of future minimum rental payments required under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2003:

2004........................................................    792,334
2005........................................................     25,247
                                                              ---------
  Total future minimum lease payments.......................    817,581
  Less: interest............................................    (28,108)
                                                              ---------
  Present value of net minimum lease payments...............    789,473
  Less: current portion.....................................   (763,472)
                                                              ---------
                                                              $  26,001
                                                              =========

     The Partnership leases two parcels of land under ground leases, on which the Property is located. These operating leases are effective until 2080 and 2050, respectively. One of the land leases has escalating base rents from 2001 to 2008. The base rents from 2008 through 2080 and 2050, respectively, will never be less than 2008

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES base rent and will increase every five years by the consumer price index. The minimum annual rent has been straight-lined over the life of these leases. Both leases contain percentage rent calculations based on percentages of gross revenues, as defined. Rent expense, including accrued rental expense and lease taxes for the years ended December 31, 2003 and 2002, was approximately $5.1 million and $4.7 million, respectively. Percentage rent for the years ended December 31, 2003 and 2002 was $0.2 million and $0.1 million, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

     Future minimum lease rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

2004........................................................     4,794,000
2005........................................................     4,794,000
2006........................................................     4,794,000
2007........................................................     4,794,000
2008........................................................     4,794,000
Thereafter..................................................   337,248,000
                                                              ------------
                                                              $361,218,000
                                                              ============

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

                                                                 2003         2002
                                                              ----------   ----------
Advertising.................................................  $2,042,291   $1,695,056
Marriott Rewards............................................     608,301      438,407
Insurance...................................................     947,964      380,344
Reservations................................................   1,794,918    1,264,760
Accounting Services.........................................     210,351      235,526
Other.......................................................     117,471       88,991
                                                              ----------   ----------
Total.......................................................  $5,721,296   $4,103,084
                                                              ==========   ==========

                   WB RESORT PARTNERS, L.P. AND SUBSIDIARIES

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

8.  INCOME TAXES

     The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2003 and 2002 are as follows:

                                                                2003          2002
                                                             -----------   -----------
Deferred tax assets:
  Net operating loss.......................................  $ 9,768,000   $ 6,583,000
  Accrued rent.............................................      935,000       562,000
Deferred tax liabilities:
  Accelerated depreciation.................................   (3,283,000)   (1,921,000)
                                                             -----------   -----------
Net deferred tax asset.....................................    7,420,000     5,224,000
  Valuation allowance......................................   (7,420,000)   (5,224,000)
                                                             -----------   -----------
                                                             $        --   $        --
                                                             ===========   ===========

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

2020........................................................  $ 4,047,000
2021........................................................    7,202,000
2022........................................................   14,304,000
                                                              -----------
                                                              $25,553,000
                                                              ===========

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

                                    * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2004.

                                          CNL HOSPITALITY PROPERTIES, INC.

                                          By: /s/ THOMAS J. HUTCHISON, III
                                            ------------------------------------
                                                  Thomas J. Hutchison, III
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:    /s/ C. BRIAN STRICKLAND
                                            ------------------------------------
                                                    C. Brian Strickland
                                                Executive Vice President and
                                                     Corporate Secretary
                                               (Principal Financial Officer)

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ JAMES M. SENEFF, JR.                      Chairman of the Board          April 29, 2004
 ------------------------------------------------
               James M. Seneff, Jr


               /s/ ROBERT A. BOURNE                    Vice Chairman of the Board and     April 29, 2004
 ------------------------------------------------                Treasurer
                 Robert A. Bourne


           /s/ THOMAS J. HUTCHISON, III                   Chief Executive Officer         April 29, 2004
 ------------------------------------------------      (Principal Executive Officer)
             Thomas J. Hutchison, III


             /s/ C. BRIAN STRICKLAND                    Executive Vice President and      April 29, 2004
 ------------------------------------------------           Corporate Secretary
               C. Brian Strickland                     (Principal Financial Officer)


               /s/ CHARLES E. ADAMS                         Independent Director          April 29, 2004
 ------------------------------------------------
                 Charles E. Adams


              /s/ LAWRENCE A. DUSTIN                        Independent Director          April 29, 2004
 ------------------------------------------------
                Lawrence A. Dustin


             /s/ CRAIG M. MCALLASTER                        Independent Director          April 29, 2004
 ------------------------------------------------
               Craig M. McAllaster


              /s/ ROBERT E. PARSONS                         Independent Director          April 29, 2004
 ------------------------------------------------
                Robert E. Parsons

               CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       ADDITIONS          DEDUCTIONS
                                                                -----------------------   ----------
                                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                                   BEGINNING    COSTS AND      OTHER                   AT END
YEAR                          DESCRIPTION           OF YEAR      EXPENSES     ACCOUNTS     UTILIZED    OF YEAR
----                   -------------------------   ----------   ----------   ----------   ----------   -------
2001.................  Deferred tax asset
                       valuation allowance           $   --          --           --           --      $    --
                                                     ======        ====        =====         ====      =======
2002.................  Deferred tax asset
                       valuation allowance           $   --          --        4,314           --      $ 4,314
                                                     ======        ====        =====         ====      =======
2003.................  Deferred tax asset
                       valuation allowance           $4,314          --        5,784           --      $10,098
                                                     ======        ====        =====         ====      =======

               CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
                  SCHEDULE III -- REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION
                               DECEMBER 31, 2003

                                                                 COSTS CAPITALIZED
                                                                    SUBSEQUENT
                                                                  TO ACQUISITION          GROSS AMOUNT AT WHICH CARRIED
                                    INITIAL COSTS             -----------------------          AT CLOSE OF PERIOD
                          ---------------------------------                  CARRYING   ---------------------------------
                            LAND     BUILDINGS    EQUIPMENT   IMPROVEMENTS    COSTS       LAND     BUILDINGS    EQUIPMENT
                          --------   ----------   ---------   ------------   --------   --------   ----------   ---------
                                                                  (IN THOUSANDS)
Del Coronado Hotel
  Del Coronado,
    California..........  $ 68,549   $  223,824   $ 33,024      $    --       $  --     $ 68,549   $  223,824   $ 33,024
Hotel and Resort
  Properties, each less
  than 5% of total
  Various cities and
    states..............   391,991    2,438,000    279,599       29,719          --      396,627    2,438,104    304,578
                          --------   ----------   --------      -------       -----     --------   ----------   --------
                          $460,540   $2,661,824   $312,623      $29,719       $  --     $465,176   $2,661,928   $337,602
                          ========   ==========   ========      =======       =====     ========   ==========   ========


                                       ACCUMULATED      DATE OF        DATE
                            TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
                          ----------   ------------   ------------   --------
                                            (IN THOUSANDS)
Del Coronado Hotel
  Del Coronado,
    California..........  $  325,397     $    430          1888      12/2003
Hotel and Resort
  Properties, each less
  than 5% of total
  Various cities and
    states..............   3,139,309      141,767       Various      Various
                          ----------     --------
                          $3,464,706     $142,197
                          ==========     ========

               CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2003

     (1) Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 are summarized as follows:

                                                                           ACCUMULATED
                                                              COST(2)(4)   DEPRECIATION
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Hotel and Resort Properties
  Balance, December 31, 2000................................  $  590,963     $ 10,919
     Acquisitions...........................................     373,706           --
     Depreciation expense(3)................................          --       21,465
                                                              ----------     --------
  Balance, December 31, 2001................................     964,669       32,384
     Acquisitions...........................................     468,772           --
     Depreciation expense(3)................................          --       34,864
                                                              ----------     --------
  Balance, December 31, 2002................................   1,433,441       67,248
     Acquisitions...........................................   2,031,265           --
     Depreciation expense(3)................................          --       74,949
                                                              ----------     --------
  Balance, December 31, 2003................................  $3,464,706     $142,197
                                                              ==========     ========

---------------

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

(4) During the years ended December 31, 2003, 2002, and 2001, the Company incurred acquisition fees totaling $20.3 million, $16.2 million, and $5.5 million, respectively, paid to the Advisor. Acquisition fees are included in land and buildings at December 31, 2003, 2002, and 2001.

                                 EXHIBIT INDEX

  EXHIBITS
  --------
    2.1        Agreement by and among CNL Hospitality Properties, Inc., CNL
               Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose
               Acquisition OP, LP and RFS Partnership, L.P., dated May 8,
               2003 (Previously filed as Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K filed May 9, 2003 and
               incorporated herein by reference.)

    2.2        Amendment to Merger Agreement dated May 27, 2003 among the
               Company, CNL Rose Acquisition Corp., RFS Hotel Investors,
               Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P.
               (Previously filed as Exhibit 2.2 to Post-Effective Amendment
               No. Two to the Registrant's Registration Statement on Form
               S-11 filed July 14, 2003 and incorporated herein by reference.)

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

    2.4 Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort
               Associates, L.P., Golf Associates, L.P., CNL Resort
               Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant's Form 8-K filed
               February 13, 2004 and incorporated herein by reference.)

    3.1        Articles of Amendment and Restatement of CNL Hospitality
               Properties, Inc. dated July 21, 2003 (Previously filed as
               Exhibit 3.18 to the Registrant's Registration Statement on
               Form S-11 filed July 23, 2003 and incorporated herein by reference.)

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

    3.5        Amendment No. 3 to the Bylaws of CNL Hospitality Properties,
               Inc. (Previously filed as Exhibit 3.9 to Post-Effective
               Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)

    3.6 Sixth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated July 10, 2003 (Previously filed as Exhibit 3.2 to RFS Partnership, L.P.'s Current
               Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

    3.7 Certificate of Limited Partnership of RFS Partnership, L.P., filed with the State of Tennessee on August 3, 1993
               (Previously filed as Exhibit 3.1 to RFS Partnership, L.P.'s
               Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

    3.8        Amendment to the Certificate of Limited Partnership of RFS
               Partnership, L.P., filed with the State of Tennessee on June
               27, 1997 (Previously filed as Exhibit 3.2 to RFS
               Partnership, L.P.'s Annual Report on Form 10-K filed March
               30, 2004 and incorporated herein by reference.)

    3.9        Amendment to the Certificate of Limited Partnership of RFS
               Partnership, L.P., dated July 10, 2003 (Previously filed as
               Exhibit 3.17 to Post-Effective Amendment No. Two to the
               Registrant's Registration Statement on Form S-11 filed July
               14, 2003 and incorporated herein by reference.)

    4.1        Form of Reinvestment Plan (Included as Exhibit 4.10 in
               Post-Effective Amendment No. Six to the Registrant's
               Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

    4.2        Indenture dated February 26, 2002 among RFS Partnership,
               L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS
               Hotel Investors, Inc. and U.S. Bank National Association
               (Previously filed as Exhibit 4.1 to RFS Hotel Investors,
               Inc.'s ("RFS") Form S-4 Registration Statement filed March
               15, 2002 and incorporated herein by reference.)

    4.3        Form of Global Note evidencing the 9.75% Series B Senior
               Notes due 2012 of RFS Partnership, L.P. and RFS 2002
               Financing, Inc. (Previously filed as Exhibit A to Exhibit
               4.1 to RFS's Form S-4 Registration Statement filed March 15,
               2002 and incorporated herein by reference.)

  EXHIBITS
  --------

    4.4        Form of Guaranty by RFS Hotel Investors, Inc. and RFS
               Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit
               4.1 to RFS's Form S-4 Registration Statement filed March 15,
               2002 and incorporated herein by reference.)

    4.5        Registration Rights Agreement dated February 26, 2002 among
               RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing
               VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First
               Boston Corporation and Banc of America Securities LLC
               (Previously filed as Exhibit 4.4 to RFS's Form S-4
               Registration Statement filed March 15, 2002 and incorporated herein by reference.)

    4.6        Supplemental Indenture, dated as of July 10, 2003, among CNL
               Rose Acquisition Corp., RFS Partnership, L.P., RFS 2002
               Financing, Inc. and U.S. Bank National Association
               (Previously filed as Exhibit 4.2 to RFS Partnership, L.P.'s
               Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

   10.1        Form of Escrow Agreement between CNL Hospitality Properties,
               Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant's
               Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

   10.2        Advisory Agreement dated as of April 1, 2003 between CNL
               Hospitality Properties, Inc. and CNL Hospitality Corp.
               (Previously filed as Exhibit 10.1 to the Registrant's Form
               10-Q filed May 15, 2003 and incorporated herein by reference.)

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

   10.6        Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

   10.7        Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant's Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

   10.8        Form of Reinvestment Plan (Included as Exhibit 4.10 to
               Post-Effective Amendment No. Six to the Registrant's
               Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

   10.9        Indemnification Agreement between CNL Hospitality
               Properties, Inc. and Lawrence A. Dustin dated February 24,
               1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James
               M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J.
               Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne
               A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian
               Strickland dated October 31, 1998; John A. Griswold dated
               January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February
               24, 1999; Thomas J. Hutchison III dated May 16, 2000; and
               Robert E. Parsons, Jr. dated November 3, 2003. (Previously filed as Exhibit 10.2 to the Registrant's Form 10-Q filed
               May 17, 1999 and incorporated herein by reference.)

   10.10       Agreement of Limited Partnership of CNL Hospitality
               Partners, LP (Previously filed as Exhibit 10.10 to
               Post-Effective Amendment No. Five to the Registrant's
               Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

   10.11       Hotel Purchase and Sale Contract between CNL Real Estate
               Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn -- Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

   10.12       Assignment and Assumption Agreement between CNL Real Estate
               Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn -- Gwinnett Place (Previously filed as
               Exhibit 10.12 to Post-Effective Amendment No. Five to the
               Registrant's Registration Statement on Form S-11 filed
               September 23, 1998 and incorporated herein by reference.)

  EXHIBITS
  --------

   10.13       Hotel Purchase and Sale Contract between CNL Real Estate
               Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn -- Buckhead (Lenox Park)
               (Previously filed as Exhibit 10.13 to Post-Effective
               Amendment No. Five to the Registrant's Registration
               Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

   10.14       Assignment and Assumption Agreement between CNL Real Estate
               Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn -- Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the
               Registrant's Registration Statement on Form S-11 filed
               September 23, 1998 and incorporated herein by reference.)

   10.15       Lease Agreement between CNL Hospitality Partners, LP and STC
               Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn -- Gwinnett Place (Previously filed as
               Exhibit 10.15 to Post-Effective Amendment No. Five to the
               Registrant's Registration Statement on Form S-11 filed
               September 23, 1998 and incorporated herein by reference.)

   10.16       Lease Agreement between CNL Hospitality Partners, LP and STC
               Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn -- Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the
               Registrant's Registration Statement on Form S-11 filed
               September 23, 1998 and incorporated herein by reference.)

   10.17       Master Revolving Line of Credit Loan Agreement with CNL
               Hospitality Properties, Inc., CNL Hospitality Partners, LP and Colonial Bank, dated July 31, 1998 (Previously filed as
               Exhibit 10.17 to Post-Effective Amendment No. Five to the
               Registrant's Registration Statement on Form S-11 filed
               September 23, 1998 and incorporated herein by reference.)

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

   10.20       Subscription and Stockholders' Agreement among CNL Hotel
               Investors, Inc., Five Arrows Realty Securities II L.L.C.,
               CNL Hospitality Partners, LP and CNL Hospitality Properties,
               Inc., dated February 24, 1999 (Previously filed as Exhibit
               10.20 to Post-Effective Amendment No. Seven to the
               Registrant's Registration Statement on Form S-11 filed March
               16, 1999 and incorporated herein by reference.)

   10.21       Registration Rights Agreement by and between CNL Hospitality
               Properties, Inc. and Five Arrows Realty Securities II
               L.L.C., dated February 24, 1999 (Previously filed as Exhibit to Post-Effective Amendment No. Seven to the Registrant's
               Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

   10.22       Lease Agreement between Courtyard Annex, L.L.C. and City
               Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard -- Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the
               Registrant's Registration Statement on Form S-11 filed
               February 17, 2000 and incorporated herein by reference.)

   10.23       First Amended and Restated Limited Liability Company
               Agreement of Courtyard Annex, L.L.C., relating to the Courtyard -- Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant's
               Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

   10.24       Purchase and Sale Agreement between Marriott International,
               Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated
               November 15, 1999, relating to the Courtyard -- Philadelphia
               (Previously filed as Exhibit 10.24 to Post-Effective
               Amendment No. Four to the Registrant's Registration
               Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

   10.25       Lease Agreement between CNL Hospitality Partners, LP, and
               RST4 Tenant LLC, dated December 10, 1999, relating to the
               Residence Inn -- Mira Mesa (Previously filed as Exhibit
               10.25 to Post-Effective Amendment No. Four to the
               Registrant's Registration Statement on Form S-11 filed
               February 17, 2000 and incorporated herein by reference.)

  EXHIBITS
  --------

   10.26       Purchase and Sale Agreement between Marriott International,
               Inc., TownePlace Management Corporation and Residence Inn by
               Marriott, Inc., as Sellers, and CNL Hospitality Partners,
               LP, as Purchaser, dated November 24, 1999, relating to the Residence Inn -- Mira Mesa and the TownePlace
               Suites -- Newark (Previously filed as Exhibit 10.26 to
               Post-Effective Amendment No. Four to the Registrant's
               Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

   10.27       First Amendment to Lease Agreement between CNL Hospitality
               Partners, LP and STC Leasing Associates, LLC, dated August
               1, 1998, related to the Residence Inn -- Gwinnett Place,
               (amends Exhibit 10.15 above) and the First Amendment to
               Agreement of Guaranty, dated August 1, 1998 (amends
               Agreement of Guaranty attached as Exhibit I to 10.15 above)
               (Previously filed as Exhibit 10.15 to the Registrant's Form
               10-Q filed November 10, 1999 and incorporated herein by reference.)

   10.28       First Amendment to Lease Agreement between CNL Hospitality
               Partners, LP and STC Leasing Associates, LLC, dated August
               1, 1998, related to the Residence Inn -- Buckhead (Lenox
               Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends
               Agreement of Guaranty attached as Exhibit I to 10.16 above)
               (Previously filed as Exhibit 10.16 to the Registrant's Form
               10-Q filed November 10, 1999 and incorporated herein by reference.)

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

   10.31 Purchase and Sale Agreement between CNL Hospitality Corp. , as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty
               Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham
               Billerica (Previously filed as Exhibit 10.31 to
               Post-Effective Amendment No. Six to the Registrant's
               Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

   10.32       Lease Agreement between CNL Hospitality Partners, LP and
               RST4 Tenant LLC, dated June 17, 2000, relating to the
               Courtyard -- Palm Desert and the Residence Inn -- Palm
               Desert (Previously filed as Exhibit 10.32 to Post-Effective
               Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.33       Purchase and Sale Agreement between PDH Associates LLC, as
               Seller, and CNL Hospitality Corp., as Buyer, dated January
               19, 2000, relating to the Courtyard -- Palm Desert and the
               Residence Inn -- Palm Desert (Previously filed as Exhibit
               10.33 to Post-Effective Amendment No. One to the
               Registrant's Registration Statement on Form S-11 filed
               August 9, 2000 and incorporated herein by reference.)

   10.34       Amendment to Purchase and Sale Agreement between PDH
               Associates LLC and CNL Hospitality Corp. , dated January 19,
               2000, relating to the Courtyard -- Palm Desert and the Residence Inn -- Palm Desert (amends Exhibit 10.33 above)
               (Previously filed as Exhibit 10.34 to Post-Effective
               Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.35       Assignment Agreement between CNL Hospitality Corp. and CNL
               Hospitality Partners, LP, relating to the Courtyard -- Palm
               Desert and the Residence Inn -- Palm Desert (Previously filed as Exhibit 10.35 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.36       Lease Agreement between CNL Hospitality Partners, LP and
               RST4 Tenant LLC, dated July 28, 2000, relating to the
               SpringHill Suites -- Gaithersburg (Previously filed as
               Exhibit 10.36 to Post-Effective Amendment No. One to the
               Registrant's Registration Statement on Form S-11 filed
               August 9, 2000 and incorporated herein by reference.)

  EXHIBITS
  --------

   10.37       Purchase and Sale Agreement between SpringHill SMC
               Corporation, as Seller, and CNL Hospitality Partners, LP, as
               Purchaser, and joined in by Marriott International, Inc., dated June 30, 2000, relating to the SpringHill
               Suites -- Gaithersburg (Previously filed as Exhibit 10.37 to
               Post-Effective Amendment No. One to the Registrant's
               Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.38       Lease Agreement between CNL Hospitality Partners, LP and
               RST4 Tenant LLC, dated July 28, 2000, relating to the
               Residence Inn -- Merrifield (Previously filed as Exhibit
               10.38 to Post-Effective Amendment No. One to the
               Registrant's Registration Statement on Form S-11 filed
               August 9, 2000 and incorporated herein by reference.)

   10.39       Purchase and Sale Agreement between TownePlace Management
               Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn -- Merrifield (Previously filed as Exhibit 10.39 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.40       First Amendment to Purchase and Sale Agreement between
               TownePlace Management Corporation and Residence Inn by
               Marriott, Inc., as Sellers, and CNL Hospitality Partners,
               LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence
               Inn -- Mira Mesa, SpringHill Suites -- Gaithersburg,
               Residence Inn -- Merrifield and TownePlace Suites -- Newark
               (amends Exhibits 10.26, 10.37 and 10.39 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

   10.41       Lease Agreement between CNL Hospitality Partners, LP and
               CCCL Leasing LLC, dated August 18, 2000, relating to the
               Courtyard -- Alpharetta (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. Two to the Registrant's
               Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.

   10.42       Lease Agreement between CNL Hospitality Partners, LP and
               CCCL Leasing LLC, dated August 18, 2000, relating to the
               Residence Inn -- Cottonwood (Previously filed as Exhibit
               10.42 to Post-Effective Amendment No. Two to the
               Registrant's Registration Statement on Form S-11 filed
               October 23, 2000 and incorporated herein by reference.)

   10.43       Lease Agreement between CNL Hospitality Partners, LP and
               CCCL Leasing LLC, dated August 18, 2000, relating to the
               TownePlace Suites -- Mt. Laurel (Previously filed as Exhibit
               10.43 to Post-Effective Amendment No. Two to the
               Registrant's Registration Statement on Form S-11 filed
               October 23, 2000 and incorporated herein by reference.)

   10.44       Lease Agreement between CNL Hospitality Partners, LP and
               CCCL Leasing LLC, dated August 18, 2000, relating to the
               TownePlace Suites -- Scarborough (Previously filed as
               Exhibit 10.44 to Post-Effective Amendment No. Two to the
               Registrant's Registration Statement on Form S-11 filed
               October 23, 2000 and incorporated herein by reference.)

   10.45       Lease Agreement between CNL Hospitality Partners, LP and
               CCCL Leasing LLC, dated August 18, 2000, relating to the
               TownePlace Suites -- Tewksbury (Previously filed as Exhibit
               10.45 to Post-Effective Amendment No. Two to the
               Registrant's Registration Statement on Form S-11 filed
               October 23, 2000 and incorporated herein by reference.)

   10.46       Purchase and Sale Agreement between Residence Inn by
               Marriott, Inc., Courtyard Management Corporation, SpringHill
               SMC Corporation and TownePlace Management Corporation, as
               Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL
               Leasing LLC, as Tenant, Crestline Capital Corporation,
               Marriott International, Inc., and joined in by CNL
               Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn -- Cottonwood,
               Courtyard -- Alpharetta and Overland Park, SpringHill
               Suites -- Raleigh, and TownePlace Suites -- Mt. Laurel,
               Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's
               Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

  EXHIBITS
  --------

   10.47       First Amendment to Purchase and Sale Agreement between
               Residence Inn by Marriott, Inc., Courtyard Management
               Corporation, SpringHill SMC Corporation and TownePlace
               Management Corporation, as Sellers, CNL Hospitality
               Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant,
               Crestline Capital Corporation, and Marriott International,
               Inc., dated August 18, 2000, relating to the Residence
               Inn -- Cottonwood, Courtyard -- Alpharetta and Overland
               Park, SpringHill Suites -- Raleigh, and TownePlace
               Suites -- Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

   10.48       Lease Agreement between CNL Hospitality Partners, LP and
               RST4 Tenant LLC, dated November 4, 2000, relating to the
               TownePlace Suites -- Newark (Previously filed as Exhibit
               10.48 to Post-Effective Amendment No. Three to the
               Registrant's Registration Statement on Form S-11 filed
               December 12, 2000 and incorporated herein by reference.)

   10.49       Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant
               Corporation, dated October 12, 2000, relating to the Courtyard -- Little Lake Bryan (Previously filed as Exhibit
               10.49 to Post-Effective Amendment No. Three to the
               Registrant's Registration Statement on Form S-11 filed
               December 12, 2000 and incorporated herein by reference.)

   10.50       Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant
               Corporation, dated October 12, 2000, relating to the Fairfield Inn -- Little Lake Bryan (Previously filed as
               Exhibit 10.50 to Post-Effective Amendment No. Three to the
               Registrant's Registration Statement on Form S-11 filed
               December 12, 2000 and incorporated herein by reference.)

   10.51       First Amendment to Lease Agreement between LLB C-Hotel,
               L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard -- Little Lake Bryan (amends
               Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to
               Post-Effective Amendment No. Three to the Registrant's
               Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

   10.52       First Amendment to Lease Agreement between LLB F-Inn, L.L.C.
               and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn -- Little Lake Bryan (amends
               Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to
               Post-Effective Amendment No. Three to the Registrant's
               Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

   10.53       Purchase and Sale Agreement between Marriott International,
               Inc., as Seller, and CNL Hospitality Partners, LP, as
               Purchaser, dated September 17, 1998, relating to the Courtyard -- Little Lake Bryan, the Fairfield Inn -- Little
               Lake Bryan and the SpringHill Suites -- Little Lake Bryan
               (Previously filed as Exhibit 10.53 to Post-Effective
               Amendment No. Three to the Registrant's Registration
               Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

   10.54       Second Amendment to Lease Agreement between CNL LLB C-Hotel
               Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant
               Corporation, dated December 15, 2000, relating to the Courtyard -- Little Lake Bryan (amends Exhibits 10.49 and
               10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's
               Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

   10.55       Second Amendment to Lease Agreement between CNL LLB F-Inn
               Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant
               Corporation, dated December 15, 2000, relating to the Fairfield Inn -- Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's
               Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

   10.56       Indenture Agreement among Desert Ridge Resort, LLC, as
               Issuer; Bank One, National Association, as Trustee; and
               Financial Structures Limited, as Insurer, dated December 15,
               2000, relating to the Desert Ridge Property (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

   10.57       $96,725,000 Promissory Note with CNL Hospitality Partners,
               LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as
               Exhibit 10.56 to the Registrant's Form 10-Q filed May 15,
               2003 and incorporated herein by reference.)

   10.58       Sixth Amended and Restated Revolving Credit Agreement dated
               October 31, 2002 (Previously filed as Exhibit 10.1 to RFS's
               Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)

  EXHIBITS
  --------

   10.59 Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS's Current Report on Form 8-K filed
               January 16, 2001 and incorporated herein by reference.)

   10.60 Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS's Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

   10.61       Loan Agreement dated August 9, 2000 by and between Bank of
               America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS's Form 10-K filed March 15,
               2001 and incorporated herein by reference.)

   10.62       Loan Agreement dated August 9, 2000 by and between Bank of
               America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS's Form 10-K filed March 15,
               2001 and incorporated herein by reference.)

   10.63       Credit Agreement dated as of July 10, 2003 among RFS
               Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), the Registrant (as parent to the borrowers), Bank of America, N.A. (as Administrative Agent) and the lenders named therein (Previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to the Registrant's
               Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

   10.64       $320,000,000 Note between RFS Partnership, L.P. and RFS
               Financing Partnership, L.P. (as borrowers), and Banc of
               America Bridge LLC (as lender), dated as of July 10, 2003
               (Previously filed as Exhibit 10.69 to Post-Effective
               Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

   10.65 Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America,
               N.A. (Previously filed as Exhibit 10.3 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.66 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to common stock of RFS TRS Holdings, Inc.)
               (Previously filed as Exhibit 10.4 to RFS Partnership, L.P.'s
               Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.67 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A.
               (relating to limited partner interests in RFS Partnership, L.P.) (Previously filed as Exhibit 10.5 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.68 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of
               America, N.A. (relating to common stock of CNL Rose
               Acquisition Corp.) (Previously filed as Exhibit 10.6 to RFS
               Partnership, L.P.'s Current Report on Form 8-K filed July
               25, 2003 and incorporated herein by reference.)

   10.69 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A.
               (relating to general partner interest in RFS Partnership, L.P.) (Previously filed as Exhibit 10.7 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.70 Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of
               America, N.A. (relating to common stock of CNL Rose GP
               Corp.) (Previously filed as Exhibit 10.8 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.71 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to limited partner interest in Ridge Lake, L.P.)
               (Previously filed as Exhibit 10.9 to RFS Partnership, L.P.'s
               Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

   10.72 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to common stock of RFS 2002 Financing, Inc.)
               (Previously filed as Exhibit 10.10 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

  EXHIBITS
  --------


   10.73 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to limited liability company interest in RFS
               Financing 2002, L.L.C.) (Previously filed as Exhibit 10.11 to RFS Partnership, L.P.'s Current Report on Form 8-K filed
               July 25, 2003 and incorporated herein by reference.)

   10.74 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to limited partner interest in RFS Financing
               Partnership, L.P.) (Previously filed as Exhibit 10.12 to RFS
               Partnership, L.P.'s Current Report on Form 8-K filed July
               25, 2003 and incorporated herein by reference.)

   10.75 Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A.
               (relating to common stock of Ridge Lake General Partner,
               Inc.) (Previously filed as Exhibit 10.13 to RFS Partnership,
               L.P.'s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

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

   10.77       Agreement of Purchase and Sale of The Hotel Del Coronado and
               Joint Escrow Instructions among L-O Coronado Holding II,
               Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc.
               (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post -- Effective Amendment No. Six to the
               Registrant's Registration Statement on Form S-11 filed
               January 26, 2004 and incorporated herein by reference.)

   10.78       First Amendment to Agreement for Purchase and Sale of Real
               Property and Joint Escrow Instructions by and among L-O
               Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O
               Coronado IP, Inc. (collectively, Seller) and CNL Hospitality
               Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post -- Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed
               January 26, 2004 and incorporated herein by reference.)

   10.79       Second Amendment to Agreement for Purchase and Sale of Real
               Property and Joint Escrow Instructions by and among L-O
               Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O
               Coronado IP, Inc. (collectively, Seller) and CNL Hospitality
               Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post -- Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed
               January 26, 2004 and incorporated herein by reference.)

   10.80 Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality
               Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit
               10.85 to Post -- Effective Amendment No. Six to the
               Registrant's Registration Statement on Form S-11 filed
               January 26, 2004 and incorporated herein by reference.)

   10.81       Commercial Mortgage Backed Security Facility, dated December
               4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.'s Annual Report on
               Form 10-K filed March 30, 2004 and incorporated herein by reference.)

   10.82 Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine
               SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS
               Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS
               Partnership, L.P.'s Annual Report on Form 10-K filed March
               30, 2004 and incorporated herein by reference.)

   21          Subsidiaries of the Registrant (Filed herewith.)

   31.1        Certification of Chief Executive Officer, Pursuant to Rule
               13a-14(a), as Adopted Pursuant to Section 302 of the
               Sarbanes -- Oxley Act of 2002 (Filed herewith.)

   31.2        Certification of Principal Financial Officer, Pursuant to
               Rule 13a-14(a), as Adopted Pursuant to Section 302 of the
               Sarbanes -- Oxley Act of 2002 (Filed herewith.)

   32.1        Certification of Chief Executive Officer, Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (Furnished herewith.)

   32.2        Certification of Principal Financial Officer, Pursuant to 18
               U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002 (Furnished herewith.)