Form 10-K/A
period 2003-12-31
CNL HOSPITALITY PROPERTIES INC
filed 2004-04-30
CIK 1017022

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: No established market exists for the Registrant's shares of common stock, so there is no market value for such shares. Each share was originally sold at $10 per share. Based on the $10 offering price of the shares, $3,030,828,640 of our common stock was held by non-affiliates as of March 20, 2004.

     The number of Shares of common stock outstanding as of March 20, 2004, was 303,102,864.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   47
Item 8.   Financial Statements and Supplementary Data.................   48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   85
Item 9A.  Controls and Procedures.....................................   85

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   87
Item 11.  Executive Compensation......................................   92
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   93
Item 13.  Certain Relationships and Related Transactions..............   94
Item 14.  Principal Accountant Fees and Services......................   96

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   97
Signatures............................................................  136
Certifications........................................................
Schedule II -- Valuation and Qualifying Accounts......................
Schedule III -- Real Estate and Accumulated Depreciation..............
Exhibits..............................................................

                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 includes the text of the Form 10-K in its entirety and is being filed solely to correct printers' errors under "Risk Factors," Item
1. -- Business. This filing amends only the item specified above and does not otherwise update the disclosures in the Form 10-K as originally filed and does not generally reflect events occurring after the original filing of the Form 10-K.

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

  RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

  A SMALL NUMBER OF HOTELS AND RESORTS REPRESENT A SIGNIFICANT PERCENTAGE OF OUR ANTICIPATED REVENUES AND SIGNIFICANT ADVERSE CHANGES AT ANY ONE OF THESE HOTELS OR RESORTS MAY AFFECT OUR ABILITY TO MAKE DISTRIBUTIONS TO STOCKHOLDERS.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CNL HOSPITALITY PROPERTIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   49
Financial Statements:
  Consolidated Balance Sheets...............................   50
  Consolidated Statements of Earnings.......................   51
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income...................................   52
  Consolidated Statements of Cash Flows.....................   55
  Notes to Consolidated Financial Statements................   57

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

                                  EXHIBIT 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          PURSUANT TO RULE 13A-14(A),
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       OF CNL HOSPITALITY PROPERTIES, INC

               PURSUANT TO RULE 13A-14(A), AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Hutchison, III, the Chief Executive Officer of CNL Hospitality Properties, Inc. (the "registrant"), certify that:

     1.  I have reviewed this annual report on 10-K/A of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                              /s/ THOMAS J. HUTCHISON III
                                          --------------------------------------
                                          Name: Thomas J. Hutchison III
                                              Chief Executive Officer

Date: April 29, 2004

                                  EXHIBIT 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                         PURSUANT TO RULE 13a -- 14(a),

                             AS ADOPTED PURSUANT TO

                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       OF CNL HOSPITALITY PROPERTIES, INC

               PURSUANT TO RULE 13a-14(a), AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Brian Strickland, the Executive Vice President (Principal Financial Officer) and Corporate Secretary of CNL Hospitality Properties, Inc. (the "registrant"), certify that:

     1. I have reviewed this annual report on 10-K/A of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                /s/ C. BRIAN STRICKLAND
                                          --------------------------------------
                                                Name: C. Brian Strickland
                                          Executive Vice President and Corporate
                                                        Secretary
                                              (Principal Financial Officer)

Date: April 29, 2004

                                  EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                      PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Hospitality Properties, Inc. (the "Company") on 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2003 and December 31, 2002 and its results of operations for the three year period ended December 31, 2003.

                                              /s/ THOMAS J. HUTCHISON III
                                          --------------------------------------
                                          Name:    Thomas J. Hutchison III
                                          Title:   Chief Executive Officer

Date: April 29, 2004

                                  EXHIBIT 32.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Hospitality Properties, Inc. (the "Company") on 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2003 and December 31, 2002 and its results of operations for the three year period ended December 31, 2003.

                                          /s/ C. BRIAN STRICKLAND
                                          --------------------------------------
                                          Name: C. Brian Strickland
                                          Title:   Executive Vice President and
                                                   Corporate Secretary
                                                   (Principal Financial Officer)

Date: April 29, 2004