Form 10-Q
period 2004-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2004-05-10
CIK 1017022

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended March 31, 2004
OR
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

        The number of shares of common stock outstanding as of April 30, 2004 was 303,080,172.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

INDEX

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Hotel and resort properties, less accumulated depreciation of $172,418 and $142,197, respectively	$3,350,501	$3,357,376
Investments in unconsolidated subsidiaries	28,350	30,714
Real estate held for sale	29,550	29,550
Cash and cash equivalents	589,951	147,694
Restricted cash	68,566	60,105
Receivables, net	79,760	55,410
Goodwill and other intangible assets, net	82,947	82,997
Prepaid expenses and other assets	180,252	68,388
Loan costs, less accumulated amortization of $7,382 and $5,881, respectively	19,271	18,918
Deferred income taxes, less valuation allowance of $13,796 and $10,098, respectively	27,250	25,826

	$4,456,398	$3,876,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest	$1,559,456	$1,499,988
Other notes payable	143,996	150,289
Line of credit	24,073	24,073
Accounts payable and accrued expenses	82,176	68,909
Other liabilities	15,238	11,847
Due to related parties	18,536	11,570
Security deposits and unearned revenues	14,543	12,443

Total liabilities	1,858,018	1,779,119

Commitments and contingencies
Minority interests	153,382	157,118

Stockholders' equity:
Preferred stock, without par value.
Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share.
Authorized and unissued 63,000 shares	—	—
Common stock, $.01 par value per share.
Authorized 450,000 shares; issued 305,274 and 243,756 shares, respectively; outstanding 303,080 and 242,243 shares, respectively	3,032	2,424
Capital in excess of par value	2,717,221	2,164,275
Accumulated distributions in excess of net income	(269,995)	(222,334)
Accumulated other comprehensive loss	(5,260)	(3,624)

Total stockholders' equity	2,444,998	1,940,741

	$4,456,398	$3,876,978

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2004	2003
Revenues:
Room	$152,179	$60,232
Food and beverage	49,792	17,751
Other hotel and resort operating departments	13,976	5,778
Rental income from operating leases	9,116	7,816
Credit enhancement revenue	6,376	2,745
Interest and other income	2,347	1,316

	233,786	95,638

Expenses:
Room	36,612	13,616
Food and beverage	36,824	12,362
Other hotel and resort operating departments	8,246	3,873
Property operations	45,814	16,204
Repairs and maintenance	10,552	3,883
Hotel and resort management fees	7,158	2,751
Sales and marketing	15,481	5,815
Interest and loan cost amortization	26,118	8,504
General operating and administrative	4,997	2,135
Asset management fees to related party	4,946	2,343
Depreciation and amortization	30,890	12,703

	227,638	84,189

Income before equity in losses of unconsolidated subsidiaries, minority interest and benefit from income taxes	6,148	11,449
Equity in losses of unconsolidated subsidiaries	(2,635)	(3,693)
Minority interest	(2,252)	(1,319)

Income from continuing operations before benefit from income taxes	1,261	6,437
Benefit from income taxes	1,120	—

Income from continuing operations	2,381	6,437
Income from discontinued operations	589	—

Net income	$2,970	$6,437

Income per share of common stock (basic and diluted):
Continuing operations	$0.009	$0.048
Discontinued operations	0.002	—

	$0.011	$0.048

Weighted average number of shares of common stock outstanding:
Basic and diluted	271,413	133,837

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Quarter Ended March 31, 2004 and year Ended December 31, 2003

(UNAUDITED)

(in thousands, except per share data)

	Common Stock
				Accumulated distributions in excess of net income	Accumulated other comprehensive loss
	Number of shares	Par value	Capital in excess of par value			Total	Comprehensive income
Balance at December 31, 2002	126,009	$1,260	$1,115,745	$(98,366)	$(4,316)	$1,014,323
Subscriptions received for common stock through public offerings and distribution reinvestment plan	116,950	1,171	1,168,325	—	—	1,169,496	$—
Retirement of common stock	(716)	(7)	(6,584)	—	—	(6,591)	—
Stock issuance costs	—	—	(113,211)	—	—	(113,211)	—
Net income	—	—	—	5,993	—	5,993	5,993
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	554	554	554
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)
Translation adjustment from foreign operations	—	—	—	—	929	929	929

Total comprehensive income	—	—	—	—	—	—	$6,685

Distributions declared and paid ($.78 per share)	—	—	—	(129,961)	—	(129,961)

Balance at December 31, 2003	242,243	$2,424	$2,164,275	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to condensed consolidated financial statements.

	Common Stock
				Accumulated distributions in excess of net income	Accumulated other comprehensive loss
	Number of shares	Par value	Capital in excess of par value			Total	Comprehensive income
Balance at December 31, 2003	242,243	$2,424	$2,164,275	$(222,334)	$(3,624)	$1,940,741
Subscriptions received for common stock through public offerings and distribution reinvestment plan	61,518	615	614,583	—	—	615,198	$—
Retirement of common stock	(681)	(7)	(6,260)	—	—	(6,267)	—
Stock issuance costs	—	—	(55,377)	—	—	(55,377)	—
Net income	—	—	—	2,970	—	2,970	2,970
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(1,958)	(1,958)	(1,958)
Current period adjustment to Recognize change in value of foreign operations investment hedge	—	—	—	—	791	791	791
Translation adjustment from foreign operations	—	—	—	—	(469)	(469)	(469)

Total comprehensive income	—	—	—	—	—	—	$1,334

Distributions declared and paid ($.19 per share)	—	—	—	(50,631)	—	(50,631)

Balance at March 31, 2004	303,080	$3,032	$2,717,221	$(269,995)	$(5,260)	$2,444,998

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Quarter Ended March 31,
	2004	2003
Net cash provided by operating activities	$41,107	$23,321

Cash flows from investing activities:
Additions to hotel properties	(23,870)	(156,514)
Investment in unconsolidated subsidiaries	(1,791)	—
Deposit on property and other investments	(81,975)	(2,674)
Increase in restricted cash	(8,461)	(4,135)
Increase in other assets	(33,306)	(12,711)

Net cash used in investing activities	(149,403)	(176,034)

Cash flows from financing activities:
Repayments on line of credit	—	(2)
Payment of loan costs	(1,875)	(3,678)
Proceeds from mortgage loans	61,629	145,000
Proceeds from other notes payable net of repayments	(6,213)	525
Principal payments on mortgage loans	(2,031)	(510)
Subscriptions received from stockholders	615,198	168,310
Distributions to stockholders	(50,631)	(25,396)
Distributions to minority interest net of contributions	(3,880)	(34,993)
Retirement of common stock	(6,267)	(1,140)
Payment of stock issuance costs	(55,377)	(17,116)

Net cash provided by financing activities	550,553	231,000

Net increase in cash and cash equivalents	442,257	78,287
Cash and cash equivalents at beginning of period	147,694	53,741

Cash and cash equivalents at end of period	$589,951	$132,028

Supplemental schedule of non-cash investing activities:
Amounts incurred but not paid for construction in progress	$6,601	$109

Property contributed from minority interest partner in exchange for partnership interest	$—	$75,408

Supplemental schedule of non-cash financing activities:
Distributions declared but not paid to minority interest	$1,679	$98

See accompanying notes to condensed consolidated financial statements.

CNL HOSPITALITY PROPERTIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Quarters Ended March 31, 2004 and 2003

1.     Organization:

        CNL Hospitality Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a "REIT"). The term "Company" includes, unless the context otherwise requires, CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., each of their subsidiaries and several consolidated partnerships and joint ventures. Various other wholly or majority owned subsidiaries are expected to be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties ("Properties").

        As of March 31, 2004, the Company owned 106 Properties directly and 24 Properties through equity investment interests. The Company leases most of its Properties to taxable REIT subsidiary ("TRS") entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Properties. Rental income from operating leases is included in the consolidated results of operations for these Properties.

2.     Summary of Significant Accounting Policies:

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company's results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2003.

        Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Hospitality Properties, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities", the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities. FIN 46R does not require restatement of previously issued financial statements, however, the Company has restated prior years' consolidated financial statements, if applicable, to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders' equity, net income or related per share amounts for all periods.

        Reclassification—Certain items in the prior years' condensed consolidated financial statements have been reclassified to conform with the 2004 presentation, including restatements for the effect of FIN 46R. These reclassifications had no effect on stockholders' equity or net income.

3.     Investments in Unconsolidated Subsidiaries:

        The Company had the following investments in unconsolidated subsidiaries:

Name	Total Amount Invested	Ownership Interest as of March 31, 2004	Description
WB Resort Partners, L.P.	$41.8 million	49.00%	A partnership which owns a resort in Hawaii.
Desert Ridge Resort Partners, LLC	$25.1 million	44.00%	A joint venture which owns a resort in Arizona.
CY-SF Hotel Partnership, L.P.	$13.0 million	48.15%	A partnership which owns a hotel in California.
CTM Partners, LLC	$6.9 million	31.25%	A joint venture that holds a majority interest in an LLC that owns the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd.	$0.3 million	9.90%	A partnership which owns an office building in Florida where the Company's advisor, CNL Hospitality Corp. (the "Advisor") leases office space.

        On March 29, 2004, the Company contributed an additional $1.7 million to CTM Partners, LLC to fund operating needs of its subsidiary, EMTG, LLC. One of the three other partners elected not to make their respective proportionate share of contributions and, as a result, on April 1, 2004, the Company's ownership increased to 35.07 percent.

        The following presents unaudited condensed statements of income for the unconsolidated subsidiaries for the quarter ended March 31, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total
Revenues	$29,997	$16,276	$3,898	$539	$2,633	$53,343
Cost of sales	(11,254)	(6,131)	(1,627)	(1,388)	(764)	(21,164)
Expenses	(17,846)	(14,066)	(3,636)	(1,091)	(1,722)	(38,361)
Minority interest in loss	—	—	—	447	—	447

Net income (loss)	$897	$(3,921)	$(1,365)	$(1,493)	$147	$(5,735)

Income (loss) allocable to the Company	$395	$(1,921)	$(657)	$(467)	$15	$(2,635)

Other comprehensive income allocable to the Company	$394	$—	$—	$—	$—	$394

Company's ownership interest at end of period	44.00%	49.00%	48.15%	31.25%	9.90%

        The following presents unaudited condensed statements of income for the unconsolidated subsidiaries for the quarter ended March 31, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	CTM Partners, LLC	CNL Plaza, Ltd.	Total
Revenues	$28,688	$13,489	$3,359	$1,682	$2,702	$49,920
Cost of sales	(12,180)	(5,364)	(1,208)	(2,369)	(829)	(21,950)
Expenses	(17,260)	(12,972)	(3,423)	(809)	(1,750)	(36,214)
Minority interest in loss	—	—	—	336	—	336

Net income (loss)	$(752)	$(4,847)	$(1,272)	$(1,160)	$123	$(7,908)

Income (loss) allocable to the Company	$(331)	$(2,375)	$(636)	$(363)	$12	$(3,693)

Other comprehensive income allocable to the Company	$30	$—	$—	$—	$—	$30

Company's ownership interest at end of period	44.00%	49.00%	50.00%	31.25%	9.90%

4.     Indebtedness:

        In March 2004, the Company entered into a $33.3 million loan agreement collateralized by the Hyatt Regency Montreal, Canada Property. The loan bears a floating interest rate of the Canadian Deposit Offering Rate ("CDOR") (2.20 percent as of March 31, 2004) plus 3.75 percent with an interest rate floor of 6.25 percent and monthly payments of interest only. The Company has entered into an interest rate protection agreement to cap the rate of this loan at 7.00 percent. This instrument was designated as a cash flow hedge. The loan matures in April 2007, with two, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property and has been translated to U.S. dollars.

        In March 2004, the Company entered into a $32.5 million loan agreement collateralized by the Hyatt Regency Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.60 percent with monthly principal and interest payments of $0.2 million, calculated on a 25-year amortization schedule through maturity in April 2009, at which time the remainder of the principal is due.

        In March 2004, RFS Partnership, L.P., a subsidiary of the Company, commenced a cash tender offer pursuant to which the Company offered to purchase any and all of the outstanding 9.75 percent publicly-traded term notes, of which $79.5 million were outstanding. The term notes were assumed in the Company's acquisition of RFS Hotel Investors, Inc. ("RFS") and have restrictive covenants applicable to the Company. The tender offer expired on May 6, 2004. In connection with the tender offer, the Company solicited consents to eliminate substantially all of the restrictive covenants in the note indenture that governs the notes. The consent of holders of a majority of the notes was required in order for the restrictive covenants to be eliminated in the note indenture, however, acceptance of the tender was not conditioned on receiving the consent of a majority of the notes. As of May 6, 2004, publicly-traded term notes with a face value of $78.5 million were tendered under the offer and a supplemental indenture was executed. By virtue of the supplemental indenture, the restrictive covenants were eliminated as of May 6, 2004 and $1.0 million of the notes remain outstanding.

5.     Stockholders' Equity:

        On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the Company's sale of up to 175 million shares of common stock at $10 per share ($1.75 billion) (the "2003 Offering"). The 2003 Offering commenced immediately following the completion of the Company's fourth public offering on February 4, 2003 and was completed on March 12, 2004. During the quarter ended March 31, 2004, the Company raised $615.2 million in net proceeds from the 2003 Offering representing the issuance of 61.5 million shares. In connection with the 2003 Offering, the Company issued a total of 172.8 million shares of common stock, including 2.9 million shares issued pursuant to the Company's distribution reinvestment plan. CNL Securities Corp., an affiliate of the Advisor, was the managing dealer for the Company's public equity offerings.

6.     Commitments and Contingencies:

        As of March 31, 2004, the Company had commitments to (i) complete construction on one Property, with remaining costs estimated to be $17.2 million, which is expected to be completed in the third quarter of 2004, and (ii) to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated partnerships and joint ventures, if shortfalls arise. During the quarter ended March 31, 2004, the Company did not make any significant capital contributions to its partnerships.

7.     Credit Enhancements:

        In March 2004, the third-party tenants affiliated with Marriott for ten of the Company's Properties with combined annual net operating income of $13.0 million (for the year ended December 31, 2003) and annual base rental obligations of $26.7 million informed the Company that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company has begun discussions with those tenants on possible alternatives that would address the current circumstances including its possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of the Company's TRS subsidiaries and managed by an affiliate of Marriott. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. The Company may be required to return the security deposits received in connection with the current agreements. Should the Company take assignment of the leasehold interests, the operations of these hotels will be included in the consolidated statements of income in lieu of the rental income that is currently being recorded.

8.     KSL Acquisition—Subsequent Event:

        On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation ("KSL") for $1.4 billion in cash including closing costs of $19.9 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million and any other outstanding liabilities. In February 2004, the Company paid a deposit of $75 million relating to this transaction, which was recorded in prepaid expenses and other assets as of March 31, 2004.

        The Company financed this transaction by using $367.5 million from sales of common stock from the 2003 Offering and by obtaining a $1.1 billion short-term loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.09 percent as of March 31, 2004) plus 2.75 percent. The short-term loan matures in January 2005 with a three-month extension available subject to the payment of certain fees. The short-term loan agreement includes certain covenants which, among other things, prohibit the incurrence of additional debt during the term. The Company has a commitment from a lender to refinance the short-term loan with mortgage debt proceeds of $1.0 billion within nine months of closing this transaction. The remainder of the short-term loan is expected to be repaid with cash on hand. The new loan is expected to be collateralized by four Properties and will have a $500 million component with a fixed interest rate of 5.87 percent and a $500 million variable rate component that bears interest at a rate of one-month LIBOR plus 275 basis points. The entire loan is expected to mature in 2007, subject to two one-year extensions at the Company's option.

        The KSL Properties comprise 3,220 hotel rooms (including 313 managed condominium villas), approximately 391,000 square feet of meeting space, approximately 153,000 square feet of spa and fitness facilities, 15 golf courses, seven clubhouses, 75 tennis courts, 39 restaurants and 59 retail outlets. The following is a summary of the Properties acquired:

Property	Location	# of Rooms
Grand Wailea Resort and Spa	Wailea, Hawaii	780
La Quinta Resort and Club and PGA West	La Quinta, California	617
Doral Golf Resort and Spa	Doral, Florida	692
Arizona Biltmore Resort and Spa	Phoenix, Arizona	606
Claremont Resort and Spa	Berkeley, California	279
Emerald Pointe Resort	Lake Lanier Islands, Georgia	246

		3,220

        Concurrent with the closing of the KSL acquisition, the Company entered into interim management agreements with an affiliate of the former KSL parent, for a period of nine months. Either party may terminate the interim agreements with 75 days written notice. The Company intends to enter into long-term management agreements with one or more third-party hotel managers before the end of 2004.

9.     Other—Subsequent Events:

        On April 1, 2004 and May 1, 2004, the Company declared distributions to stockholders of record on April 1, 2004 and May 1, 2004, of $18.4 million, or $0.064583 per share, each month, payable by June 30, 2004.

        In April 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten offering of shares of its common and preferred stock. The registration statement relating to these securities has not yet become effective, and these securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Company intends to file an application with the New York Stock Exchange, Inc., to list its shares upon the consummation of such offering.

        In April 2004, the Company also entered into a merger agreement with its advisor, CNL Hospitality Corp. The terms of the acquisition were approved by a special committee of the board of directors comprised solely of independent directors. If the merger is approved, all of the outstanding shares of capital stock of CNL Hospitality Corp. will be exchanged for shares of CNL Hospitality Properties, Inc. common stock and cash, for a total consideration of $297 million and the assumption of approximately $11 million of debt. Upon completion of the transaction, CNL Hospitality Corp. will become a wholly owned subsidiary of CNL Hospitality Properties, Inc., and CNL Hospitality Corp.'s officers and other executives will become associates of CNL Hospitality Properties, Inc. As a result of the acquisition, CNL Hospitality Properties, Inc. will become a fully integrated, self-administered and self-advised REIT. Completion of the acquisition is subject to shareholder approval and numerous other conditions. No assurance can be given that such conditions will be satisfied or that the Company will be able to complete the advisor acquisition.

        In April 2004, the Company completed the sale of 2.5 million shares of common stock of Hersha Hospitality Trust, a joint venture partner that is a publicly-traded hospitality REIT, for $25.0 million in gross proceeds. In connection with this sale, the Company recorded a gain of approximately $5.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based on the condensed consolidated financial statements of the Company as of March 31, 2004 and December 31, 2003 and for the quarters ended March 31, 2004 and 2003. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto. Prior period amounts contained herein have been restated, if applicable, to reflect the impact of the adoption of FIN 46R.

        The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from borrowings under our line of credit and security agreement, continued availability of proceeds from our offerings, our ability to obtain additional long-term financing on satisfactory terms, our ability to continue to identify suitable investments, our ability to continue to locate suitable managers and tenants for our Properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

        Our portfolio includes ownership interests in 130 hotels and resorts in 37 states, the District of Columbia and Canada, comprising approximately 29,000 rooms, and is diversified by geography and brand affiliation which we refer to as "Properties." These Properties include a Property under development, and generally consist of land, buildings and equipment. We own 24 of our Properties through interests in 12 partnerships with various third-parties. Of the 129 Properties currently operating, we currently lease 112 to taxable REIT subsidiaries, which we refer to as "TRS" entities (including TRS entities owned through joint ventures), with management performed by third-party operators, and 17 Properties to unaffiliated third-party operators on a triple-net basis. Our fifth public offering of 175 million shares of common stock at $10 per share ($1.75 billion), which commenced on February 2003, was completed on March 12, 2004. During the first quarter of 2004, we began to actively consider various strategic alternatives including an underwritten public offering of common stock, the merger of us and our advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers, additional acquisitions or continuing to raise money and operate as we historically have. In April 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten offering of shares of our common and preferred stock, and we also entered into a merger agreement with our advisor, CNL Hospitality Corp., see "Pending Investments, Mergers and Acquisitions, and Other Events Subsequent to March 31, 2004" for additional information.

        On April 2, 2004, we acquired all of the outstanding capital stock of KSL Recreation Corporation ("KSL") for $1.4 billion and assumed existing mortgage loans of $794 million (the "KSL Transaction"). In connection with the KSL Transaction, we obtained four luxury and two upper upscale resorts. Additionally, beginning on the date of acquisition an increasingly significant portion of the Company's revenues and expenses will be generated from upper-upscale and luxury Properties (based on Smith Travel chain scale categorizations). In the future, we expect to focus primarily on the acquisition, ownership, and operation of upper-upscale and luxury hotel and resort Properties. See Note 8. "KSL

Acquisition" to the condensed consolidated financial statements for additional information about the KSL Transaction.

        Subsequent to the KSL Transaction in April 2004, the luxury resorts and upper upscale industry classifications of our portfolio are expected to account for more than 75 percent of our hotel and resort revenues. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and nine independent brands. We own some of the country's most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, many of these hotels and resorts benefit from high barriers to entry in their respective markets.

        Our strategy is to continue to own, acquire and develop luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry classifications because we believe these industry classifications present relatively high barriers to entry, have multiple demand generators and in the future will outperform other industry classifications during an economic recovery. In addition, we believe that luxury resorts are less likely to be adversely affected during economic downturns. We believe these types of hotels and resorts currently offer the opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced management team with the opportunity to enhance value and maximize operating results at our properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and controlling expenses.

Results of Operations

Hotel and Resort Operating Statistics

        The following table presents information related to our 129 operating Properties as of March 31, 2004 (based on Smith Travel chain scale categorizations):

Industry Classification	Properties	Rooms
Luxury Resorts	1	688
Upper Upscale	34	13,227
Upscale	53	9,236
Midscale	41	5,847

Total	129	28,998

        During the quarter ended March 31, 2004, a significant portion of our rental income and hotel and resort revenues was earned from 69 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn, TownePlace Suites, Courtyard, Fairfield Inn, and Spring Hill Suites) and 36 Properties operating as various Hilton brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites, and Hampton Inn). We carefully screen our managers and tenants and we have obtained interests in non-Marriott and non-Hilton branded Properties, however, failure of the Marriott and Hilton brands would significantly impact our results of operations. We believe that the risk of such a failure will be reduced through future acquisitions and diversification.

        Our results of operations are highly dependent upon the operations of our hotel and resort Properties. To evaluate the financial condition and operating performance of our Properties,

management regularly reviews operating statistics such as revenue per available room ("RevPAR"), average daily room rate ("ADR") and occupancy statistics. These statistics are compared with historical and budgeted statistics as well as those for our industry and peer groups. Comparable hotels are defined as Properties owned by us during the entirety of both periods being compared. RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. ADR is determined by dividing gross room revenue measured by the total number of rooms occupied by hotel guests on a paid basis during the applicable period.) RevPAR does not include revenue from food, beverage, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered to be the leading indicator of core revenues for many hotels. We assess what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel may lead to increases in ancillary revenues, such as food and beverage and other hotel amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability. The data available to make comparisons is limited by the amount, timing and extent of recent acquisitions we have made.

        The following table presents information related to our properties by industry classification for the quarter ended March 31, 2004. Unaudited hotel and resort occupancy, ADR and RevPAR are presented for hotels and resorts for the periods in 2004 in which we owned the properties within each industry category.

UNAUDITED CNL HOTEL OPERATING STATISTICS—ALL PROPERTIES
CONTINUING OPERATIONS (A)
For the Quarter Ended March 31, 2004

	Hotels	Rooms	Occupancy	ADR		RevPAR
Luxury Resort	1	688	(B )	(B	)	(B	)
Upper Upscale	32	12,837	69.6%	$137.91		$95.95
Upscale	54	9,510	71.1%	99.42		70.70
Midscale	36	5,129	67.2%	76.06		51.14

Total	123	28,164	69.8%	$117.59		$82.02

(A)
Excludes six Properties held for sale.

(B)
For industry classifications in which we owned three or less Properties, operating statistics for these hotels are not presented by industry classification for competitive reasons, however, are included in the total operating statistics.

        The following table presents information related to our comparable Properties by hotel and resort brand for the quarters ended March 31, 2004 and 2003.

UNAUDITED CNL HOTEL OPERATING STATISTICS—COMPARABLE PROPERTIES (C)
For the Quarter Ended March 31, 2004

			Occupancy		ADR		RevPAR
	Hotels	Rooms	2004	Variance to 2003	2004	Variance to 2003	2004	Variance to 2003
Upper Upscale	11	5,918	74.9%	3.4 ppt	$140.57	3.6%	$105.24	8.6%
Upscale	37	7,159	70.2%	3.6 ppt	99.37	4.2%	69.79	9.9%
Midscale	7	1,120	73.7%	4.9 ppt	70.64	5.2%	52.03	12.8%

Total-Comparable Properties	55	14,197	72.5%	3.7 ppt	$115.36	3.9%	$83.62	9.4%

(C)
Comparable Properties are defined as Properties owned by us during the entirety of both periods being compared.

        For the quarter ended March 31, 2004, RevPAR for our 55 comparable Properties was $83.62, representing an increase of 9.4 percent, as compared to the same period in 2003. This was a result of a 3.9 percent increase in ADR to $115.36 and a 3.7 percentage point increase in occupancy to 72.5 percent.

        Total comparable upper upscale Properties reported a RevPAR increase of 8.6 percent resulting from a 3.4 percentage point increase in occupancy and a 3.6 percent increase in ADR. Six of the 11 upper upscale Properties reported positive RevPAR growth between 0.9% and 22.9% while five reported negative RevPAR growth between -3.4% and -13.1%.

        Total comparable upscale Properties reported a RevPAR increase of 9.9 percent resulting from a 3.6 percentage point increase in occupancy and a 4.2 percent increase in ADR. Thirty two of the 37 upscale Properties reported RevPAR gains ranging from 0.4 percent to 36.9 percent.

        Total comparable midscale Properties reported a RevPAR increase of 12.8 percent resulting from a 4.9 percentage point increase in occupancy and a 5.2 percent increase in ADR. Six of the seven midscale Properties reported RevPAR improvements ranging from 6.7 percent to 26.7 percent.

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003

	Quarter Ended March 31,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$152,179	$60,232	$91,947	153%
Food and beverage	49,792	17,751	32,041	181%
Other hotel and resort operating departments	13,976	5,778	8,198	142%

Hotel and resort revenues	215,947	83,761	132,186	158%
Hotel and resort expenses	(160,687)	(58,504)	(102,183)	175%

Gross margin	$55,260	$25,257	$30,003	119%

Gross margin percentage	26%	30%	(4)%	(13	)ppt
Other Revenues
Rental income from operating leases	$9,116	$7,816	$1,300	17%
Credit enhancement revenue	6,376	2,745	3,631	132%
Interest and other income	2,347	1,316	1,031	78%
Other Expenses
Interest and loan cost amortization	26,118	8,504	17,614	207%
General and administrative	4,997	2,135	2,862	134%
Asset mgmt. fees to related party	4,946	2,343	2,603	111%
Depreciation and amortization	30,890	12,703	18,187	143%

        Hotel and Resort Revenues.    As of March 31, 2004 and 2003, we owned interests in 123 and 60 operating hotel and resort Properties, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, were $215.9 million, as compared to $83.8 million for the same period, an increase of $132.2 million or 158 percent. This increase is due to new properties acquired during the year ended December 31, 2003.

        Our gross margin percentage for all Properties decreased 4 percent from 30 percent to 26 percent during the quarter ended March 31, 2004, as compared to the same period in 2003. The decrease was a result of an increase in the proportion of our full service properties which have a higher concentration of food and beverage operations which generally have a lower profit margin than other hotel and resort departments. Additionally, several of our Properties have recently undergone or are currently undergoing renovations or have been rebranded and the management of many of our Properties has been switched to national hotel brand managers. The initial impact of this change has contributed to decreased margins during the first quarter of 2004. We have also experienced an increase in property taxes, insurance and general operating expenses which has further contributed to our decreased margins.

        Other Revenues.    Revenues generated from rental income from operating leases increased $1.3 million or 17 percent to $9.1 million as compared to rental income revenues of $7.8 million for the same period. The increase is due to rent from three of the Properties we acquired in July 2003 as a result of the acquisition of RFS Hotel Investors, Inc. ("RFS"), which are leased to third-party tenants.

        One of our third party tenants that leases two of the Properties acquired from RFS stopped paying us rent in late 2003. In January 2004, we stopped recording rental revenue on these Properties and as of March 31, 2004 we recorded an allowance against the remaining rent receivable from these two Properties. We are negotiating a cooperative lease termination agreement with the tenant and we anticipate transitioning these two leased Properties to a TRS structure and engaging a third-party management company during the second quarter of 2004. If we take assignment of the leasehold interests, the operations of these hotels will be included in our consolidated statements of income in lieu of the rental income which we stopped recording. In April 2004, rental payments of $0.1 million were received relating to 2003 rental revenues.

        During the quarter ended March 31, 2004 and 2003, we received $6.4 million and $2.7 million in revenues from credit enhancements (2.7 percent and 2.9 percent of total revenues for the quarters ended March 31, 2004 and 2003, respectively). The increase in credit enhancement revenues during the quarter ended March 31, 2004, as compared to the same period in 2003, was due to an increase in the amount of credit enhancements available to us and utilized by us in 2004, as compared to the same period in 2003. These guarantees are provided to us by third-party hotel and resort managers in order to guarantee a minimum return for some of our Properties. As a result of the downturn in the overall economy and other factors, and the resulting adverse effect on our operations, we have been relying on credit enhancements to substantially enhance our net income and cash flows, and to partially fund distributions. As of March 31, 2004, some of our credit enhancements were fully utilized or expired. To the extent that credit enhancements are fully utilized, or expire, and we are not able to obtain additional enhancements, our results of operations and our ability to make distributions to stockholders may be adversely affected. As of March 31, 2004, we had a total of $52.3 million available for funding under our remaining credit enhancements ($36.5 million of which relates to our unconsolidated subsidiaries). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future.

        Interest and other income increased $1.0 million or 78 percent to $2.3 million, as compared to interest and other income of $1.3 million. This increase is due primarily to an increase in interest income as a result of an increase in the average balance of cash and cash equivalents during the quarter ended March 31, 2004, as compared to the same period in 2003.

	Quarter Ended March 31,
	2004	2004% of Hotel and Resort Revenue	2003	2003% of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Operating Expenses:
Room	$36,612	17%	$13,616	16%
Food and beverage	36,824	17%	12,362	15%
Other hotel and resort operating departments	8,246	4%	3,873	5%
Property operations	45,814	21%	16,204	19%
Repairs and maintenance	10,552	5%	3,883	5%
Hotel and resort management fees	7,158	3%	2,751	3%
Sales and marketing	15,481	7%	5,815	7%

Total hotel and resort operating expenses	$160,687	74%	$58,504	70%

        Hotel and resort operating expenses.    During the quarter ended March 31, 2004, hotel and resort expenses increased by $102.2 million or 175 percent to $160.7 million, as compared to hotel and resort expenses of $58.5 million. This increase is primarily due to new properties acquired during the year ended December 31, 2003. In addition, total hotel and resort operating expenses increased as a percentage of total hotel and resort operating revenues during the quarter ended March 31, 2004, as compared to the same period in 2003. The increase was primarily due to an increase in food and beverage expense, which generally has lower profit margins than other hotel departments, as a percentage of total hotel and resort revenue because of an increase in the number of full service hotels and resorts in our portfolio of Properties. As a percentage, property operations increased from 19 percent of hotel revenue in 2003 to 21 percent of hotel revenue in 2004 as a result of increases in property taxes, insurance, and general operating expenses during 2004. All other expenses incurred in 2004, as a percentage, remained consistent with the same period in 2003.

Other expenses

        Interest and loan cost amortization increased due to increased borrowings, which were used for the acquisition of Properties. Both, depreciation and amortization, as well as, asset management fees increased as a result of the additional Properties we acquired.

        During the quarter ended March 31, 2004, general and administrative expenses increased to $5.0 million, as compared to $2.1 million for an increase of $2.9 million or 134 percent. However, general and administrative expenses, as a percentage of total revenues, did not fluctuate significantly, at 2.1 percent and 2.2 percent for the quarters ended March 31, 2004 and 2003, respectively. The increase was due to our continued growth.

Losses from Unconsolidated Subsidiaries

        Losses from unconsolidated subsidiaries decreased to $2.6 million from $3.7 million for the quarters ended March 31, 2004 and 2003, respectively. The following is a summary of our equity in earnings/(losses) from unconsolidated subsidiaries (in thousands):

Subsidiary	2004	2003	Increase/(decrease) in equity in earnings/losses
WB Resort Partners, LP	$(1,921)	$(2,375)	$454
Desert Ridge Resorts Partners, LLC	395	(331)	726
CY-SF Hotel Parent, LP	(657)	(636)	(21)
CTM Partners, LLC	(467)	(363)	(104)
CNL Plaza, Ltd.	15	12	3

Total	$(2,635)	$(3,693)	$1,058

        Losses were primarily due to net losses incurred by WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property. This Property had some improvement in operating results in the quarter ended March 31, 2004, as compared to the same period in 2003, however, it has continued to be negatively impacted by current economic conditions and a decline in tourism from Asian markets.

        Desert Ridge Resorts Partners, LLC, which owns the JW Marriott Desert Ridge Resort and Spa Property, opened in November 2002. Operating results during the quarter ended March 31, 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in average daily rates and (iii) increases in productivity and cost controls.

        The operating results of the Courtyard in San Francisco Property, owned by CY-SF Hotel Parent, LP, showed no improvement and continued to experience losses during the quarter ended March 31, 2004, as compared to the same period in 2003. The Property has continued to be negatively impacted by current economic conditions and a decline in tourism from Asian markets.

        In addition, we have continued to incur losses at CTM Partners, LLC, which owns a majority interest in a joint venture that owns the rights to the Mobil Travel Guide. We expect these losses to continue until this company begins to generate sufficient revenues to offset its initial startup costs.

Benefit from income taxes

        The benefit from income taxes relates to properties acquired in July of 2003.

Discontinued Operations

        In connection with the acquisition of RFS, we decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were classified as real estate held for sale. The results of operations for these hotel Properties are reflected as discontinued operations in the accompanying condensed consolidated statements of income.

        The operating results of discontinued operations are as follows for the quarter ended March 31, 2004 (in thousands):

Rental revenues	$2,893
Expenses	(2,304)

Income from discontinued operations	$589

Funds from Operations

        We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses and impairment losses incurred to write-down assets to their fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously, such losses were excluded from FFO consistent with the treatment of gains and losses on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common shareholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. To date, we have had no losses or other impairments on asset sales.

        In calculating FFO, net income are determined in accordance with GAAP and include the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably over time. However, FFO (1) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (2) is not necessarily indicative of cash flow available to fund cash needs and (3) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net income to FFO for the quarters ended March 31 (in thousands):

	2004	2003
Net Income	$2,970	$6,437
Adjustments:
Effect of unconsolidated subsidiaries	3,570	3,271
Effect of minority interest	(3,039)	(1,223)
Depreciation and amortization of real estate assets	30,840	12,703

Funds from operations	$34,341	$21,188

Liquidity and Capital Resources

        During the quarter ended March 31, 2004, principal source of cash was from funds raised through the sales of common stock in our public offering, the acquisition of long-term financing and cash flows from operating activities. We use capital primarily to acquire or develop Properties and invest in joint ventures, which acquire and own Properties. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status.

Sources of Liquidity and Capital Resources

        Historically we have satisfied our liquidity requirements through our cash flows from operations, existing line of credit, cash provided by our credit enhancement arrangements, and common stock offerings. We believe our existing working capital, line of credit, cash provided by the fifth public offering, our operations and from our remaining credit enhancement arrangements will be sufficient to meet our liquidity requirements in the short-term. We believe that the sources of debt and equity capital will continue to be available to us in the future to fund our long-term liquidity needs, however, certain factors may have a material adverse affect on our access to capital resources. Our ability to incur additional debt is also dependent on a number of factors, including but not limited to the degree of leverage, the value of our unencumbered assets, and borrowing restrictions imposed by our existing lenders, if any. Based upon our internal property valuations and third party appraisals for Properties recently acquired we believe the value of our Properties exceeds the outstanding amount of indebtedness that will encumber those Properties after giving effect to financing transactions.

Common Stock Offerings and Debt Financing

        We rely on sales of our common stock to finance a significant portion of our Property acquisitions and other investments. During the quarter ended March 31, 2004, we raised $615.2 million in proceeds from our fifth common stock offering (most of which was raised in late February and early March 2004 immediately prior to the close of our fifth public offering). The fifth public offering of 175 million shares of common stock at $10 per share ($1.75 billion), which we refer to as the "2003 Offering", commenced on February 4, 2003 and was completed on March 12, 2004. During the first quarter of 2004, we began to actively consider various strategic alternatives including an underwritten public offering of common stock, the merger of us and our advisor, CNL Hospitality Corp., the listing of our shares on a national securities exchange or over-the-counter market, recapitalization of our current debt structure, possible mergers, additional acquisitions or continuing to raise money and operate as we currently do. In April 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten offering of shares of our common and preferred stock, and entered into a merger agreement with our advisor, CNL Hospitality Corp., see "Pending Investments, Mergers and Acquisitions, and Other Events Subsequent to March 31, 2004" for additional information.

        As of March 31, 2004, net proceeds to us from our five public offerings, loan proceeds and capital contributions from CNL Hospitality Corp. after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled $4.7 billion. We have used net offering proceeds, proceeds from long-term financing and advances from our revolving line of credit to invest in 130 Properties located in 37 states, the District of Columbia, and Canada and for the other uses set forth in the table below.

        In March 2004, we received proceeds from a $33.3 million loan agreement collateralized by our Montreal, Canada Property. The loan bears a floating interest rate of the Canadian Deposit Offering Rate ("CDOR") (2.20 percent as of March 31, 2004) plus 3.75 percent and an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property and has been translated to U.S. dollars.

        In March 2004, we also received proceeds from a $32.5 million loan agreement collateralized by our Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25-year amortization schedule through maturity in April 2009, at which time, the remainder of the principal is due.

        The following table summarizes our proceeds, investment activity and cash available for investment, as of March 31, 2004 (in thousands):

Sources of equity and debt proceeds:
Net proceeds from offerings	$2,741,859
Initial capital contribution from our Advisor	200
Proceeds from long-term financings and advances on line of credit	1,925,877

4,667,936

Uses of equity and debt proceeds:
Investment in 130 Properties (including joint ventures) and other ancillary investments	3,586,510
Repayments on line of credit and other debt	466,132
Stock redemptions (approximately 1,516 shares)	20,184
Distribution shortfall funded by revolving line of credit	26,598

4,099,424

Cash available for investment	$568,512

        The remaining cash available for investment is less than total cash and cash equivalents on the condensed consolidated balance sheet as of March 31, 2004 because the total cash and cash equivalents includes operating cash whereas the above table only includes cash available for investing activities.

        As of March 31, 2004, we had $590.0 million in cash. On April 2, 2004, we used $367.5 million in uninvested net proceeds from the 2003 Offering to complete the KSL Transaction (see "Pending Investments, Mergers and Acquisitions and Other Events Subsequent to March 31, 2004".)

Uses of Liquidity and Capital Resources

        Our short-term and long-term liquid requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties, including:

  •
  distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;

  •
  interest expense and scheduled principal payments on our indebtedness;

  •
  acquisition of properties;

  •
  capital expenditures to improve our properties;

  •
  retirement of mortgage or unsecured debt, repayment of amounts borrowed under revolving credit facility or repayment of RFS term notes;

  •
  existing development activities; and

  •
  recurring repairs and maintenance expenditures required to maintain our properties.

        During the remainder of 2004, we expect to spend $55.2 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $62.4 million for renovations, which is expected to be funded from the other sources listed below. We plan to draw on our secured revolving credit facility to fund distributions when cash flow from operations is not sufficient. We expect to borrow to fund distributions to stockholders at least through the end of 2004. In order to remain qualified as a REIT, we are required to distribute at least 90% of our taxable income, excluding net capital gains, to stockholders. We pay distributions to our stockholders on a quarterly basis pursuant to our distribution policy, as more fully described under "Distribution Policy".

        We expect to meet our short-term liquidity needs through a combination of the following:

  •
  cash on hand;

  •
  cash provided by operations;

  •
  our revolving credit facility;

  •
  deposits from our membership programs (which we will receive from the Properties acquired on April 2, 2004);

  •
  reserves established for the replacement of furniture, fixtures and equipment; and

  •
  the disposition of our assets held for sale.

        We expect to meet our long-term liquidity needs through a combination of the following:

  •
  our ability to refinance secured borrowings on our properties;

  •
  our secured revolving credit facility;

  •
  selective disposition of non-core assets or other assets, which, upon sale, should generate net positive cash flow after debt repayments;

  •
  selective sale or contribution of hotels or resorts to joint ventures formed with unrelated investors, which may have the net effect of generating additional capital;

  •
  issuance of additional equity and/or debt securities; and

  •
  sources described above with respect to our short-term liquidity.

        We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

        Historically, we have satisfied our liquidity requirements through our existing line of credit, cash provided by our credit enhancement arrangements, our common stock offerings and cash provided by our operations. During the quarter ended March 31, 2004, we raised $615.2 million from our common stock offerings. We believe that our available cash, our secured revolving credit facility, and cash provided by our operations and from the remaining credit enhancement arrangements will be sufficient to meet our liquidity requirements in the short-term. We believe that debt and equity capital will continue to be available to us in the future to fund our long-term liquidity needs in addition to our short-term liquidity sources. However, certain factors may have a material adverse affect on our access to capital resources. Our ability to incur additional debt is also dependent on a number of factors, including but not limited to the degree of leverage, the value of our unencumbered assets, and borrowing restrictions imposed by our existing lenders. Based upon our internal property evaluations, we believe the value of our properties exceeds the outstanding amount of indebtedness that will encumber those properties after giving effect to all of our financing transactions.

        In March 2004, the third-party tenants affiliated with Marriott for ten of our Properties with combined annual net operating income of $13.0 million (during the year ended December 31, 2003) and annual base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, we have begun discussions with those tenants on possible alternatives that would address the current circumstances including its possible acquisition of the leasehold interests in these Properties and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. Under this alternative arrangement, these Properties would be leased to one or more of our TRS subsidiaries and managed by an affiliate of Marriott. The Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. We may be required to return the security deposits received in connection with the current agreements. Should we take assignment of the leasehold interests, the operations of these hotels will be included in the consolidated statements of income in lieu of the rental income that is currently being recorded.

Distributions

        During the quarters ended March 31, 2004 and 2003, we generated cash from operations of $41.1 million and $23.3 million, respectively. During the quarters ended March 31, 2004 and 2003, we declared and paid distributions to our stockholders of $50.6 million and $25.4 million, respectively. The increase in distributions during the quarter ended March 31, 2004, as compared to the same period in 2003, was due to the increase in the average outstanding common shares during the quarter ended March 31, 2004 and the year ended December 31, 2003, and an increase in cash flows resulting from the additional Properties acquired during 2003.

        During the quarter ended March 31, 2004, distributions exceeded cash flows from operations by $9.5 million which was financed from proceeds from other borrowings during the quarter.

        On April 1, 2004 and May 1, 2004, the Company declared distributions to stockholders of record on April 1, 2004 and May 1, 2004, of $18.4 million, or $0.064583 per share each month, payable by June 30, 2004.

        Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the quarter ended March 31, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because our acquisition strategy has focused on opportunistically investing in larger portfolios, which allowed us to obtain increased efficiencies as we invested the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which caused equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases. In addition, many of the larger Properties that we are currently operating through joint ventures are undergoing renovations or have recently been renovated and as a result the cash distributions that we received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share. Management expects this trend to continue in 2004 as additional capital improvements are made and the renovated Properties stabilize. In addition, the operations of our Properties have been adversely affected by the economic downturn and consequently cash distributions from joint ventures may be delayed if economic recovery is further delayed. During the quarter ended March 31, 2004, $9.8 million in cash flows from operating activities was supported by credit enhancements which, in conjunction with net offering proceeds, were used to fund a portion of our distributions.

        For the quarters ended March 31, 2004 and 2003, 36 percent and 42 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and 64 and 58 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the quarters ended March 31, 2004 and 2003 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

Commitments and Contingencies

        From time to time we may be exposed to litigation arising from an unrecognized preacquisition contingency and from the operation of our business. At this time, we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations. See Note 6, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements for additional information related to significant litigation.

        As of March 31, 2004, the Company also had commitments to (i) complete construction on one Property with remaining costs estimated to be $17.2 million, which is expected to be completed in the third quarter of 2004, and (ii) to fund furniture, fixture and equipment replacements and capital improvements. The Company also is committed to fund its pro rata share of working capital short falls and construction commitments for its partnerships, if short falls arise. During the quarter ended March 31, 2004, we did not make any significant contributions to our partnerships.

Pending Investments, Mergers and Acquisitions, and Other Events Subsequent to March 31, 2004

        On April 2, 2004, the Company, CNL Resort Acquisition Corp., our wholly-owned subsidiary, acquired all of the outstanding capital stock of KSL Recreation Corporation ("KSL") for $1.4 billion in cash including closing costs of $19.9 million. By virtue of the closing of the transaction, the Company is responsible for the former debts and obligations of KSL and its subsidiaries including $794.0 million in long-term debt as well as other outstanding liabilities. In February 2004, the Company paid a deposit of $75 million relating to this transaction, which was recorded in prepaid expenses and other assets as of March 31, 2004. We financed this transaction by using $367.5 million from sales of common stock from the 2003 Offering, and by obtaining a $1.1 billion short-term loan with an interest rate of LIBOR plus 2.75 percent. The short-term loan matures in January 2005 with a three-month extension available subject to the payment of certain fees. The short-term loan agreement includes certain covenants which, among other things, prohibit the incurrence of additional debt during the term. We have a commitment from a lender to refinance the short-term loan with mortgage debt proceeds of $1.0 billion within nine months of closing this transaction. The remainder of the short-term loan is expected to be repaid with cash on hand. The new loan is expected to have a $500 million component with a fixed interest rate of 5.87 percent and a $500 million variable rate component that bears interest at a rate of one-month LIBOR plus 275 basis points. The entire loan is expected to mature three years after it is obtained (one-month LIBOR was equal to 1.09 percent as of March 31, 2004).

        In March 2004, we commenced a cash tender offer pursuant to which we offered to purchase any and all of the outstanding 9.75 percent publicly-traded term notes, of which $79.5 million were outstanding. The term notes were assumed in the RFS acquisition and have restrictive covenants applicable to the Company. The tender offer expired on May 6, 2004. In connection with the tender offer we solicited consents to eliminate substantially all of the restrictive covenants in the indenture that governs the notes. The consent holders of a majority of the notes was required in order for the restrictive covenants to be eliminated in ithe note indenture, however, our acceptance of the tender was not conditioned on receiving the consent of a majority of the notes. As of May 6, 2004, publicly-traded term notes with a face value of $78.5 million were tendered under the offer and a supplemental indenture was executed. By virtue of the supplemental indenture, the restricted covenants were eliminated as of May 6, 2004 and $1.0 million of the notes remain outstanding.

        In April 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten offering of shares of its common and preferred stock. The registration statement relating to these securities has not yet become effective, and these securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. We intend to file an application with the New York Stock Exchange, Inc., to list its shares upon the consummation of such offering.

        In April 2004, we also entered into a merger agreement with our advisor, CNL Hospitality Corp. The terms of the acquisition were approved by a special committee of the board of directors comprised solely of independent directors. In the merger, all of the outstanding shares of capital stock of CNL Hospitality Corp. will be exchanged for shares of CNL Hospitality Properties, Inc. common stock and cash, for a total consideration of $297 million and the assumption of $11 million of debt. Upon completion of the transaction, CNL Hospitality Corp. will become a wholly owned subsidiary of CNL Hospitality Properties, Inc., and CNL Hospitality Corp.'s officers and other executives will become associates of CNL Hospitality Properties, Inc. As a result of the acquisition, CNL Hospitality Properties, Inc. will become a fully integrated, self-administered and self-advised REIT. Completion of the acquisition is subject to shareholder approval and numerous other conditions. No assurance can be given that such conditions will be satisfied or that the Company will be able to complete the advisor acquisition.

        In April 2004, the Company completed the sale of 2.5 million shares of common stock of Hersha Hospitality Trust, a joint venture partner that is a publicly-traded hospitality REIT, for $25.0 million in gross proceeds. In connection with this sale, the Company recorded a gain of approximately $5.0 million.

Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes with respect to this item, during the quarter ended March 31, 2004, from the disclosure included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

        In April 2004, the Company financed the KSL transaction by obtaining a $1.1 billion short-tem loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.09 percent as of March 31, 2004) plus 2.75 percent. In addition, the Company assumed a commercial mortgage loan of $794.0 million with various financial institutions collateralized by five of the six Properties acquired. The loan bears floating interest rates ranging from LIBOR plus 0.55% to LIBOR plus 2.85%. This loan was assumed with an interest rate cap agreement that limits LIBOR to a maximum of 7.0 percent.

Item 4. Controls and Procedures

        Quarterly Evaluation.    Management carried out an evaluation as of March 31, 2004 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which management refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer. Rules adopted by the Commission require that management present the conclusions of the Principal Executive Officer and Principal Financial and Accounting Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this quarterly report.

        Principal Executive Officer and Principal Financial and Accounting Officer Certifications.    Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-Q are Certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-Q, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Procedures and Internal Control over Financial Reporting.    Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Principal Executive Officer and Principal Financial and Accounting Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Limitations on the Effectiveness of Controls.    Management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer, do not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Conclusions.    Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of March 31, 2004 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer as appropriate, to allow timely decisions regarding the required disclosure.

        During the quarter ended March 31, 2004, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

        The Registrant hereby incorporates by reference into this Item 1 of Part II the first two paragraphs under Note 6 to the Condensed Consolidated Financial Statements "Commitments and Contingencies".

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan(a)
January 1, 2004 through January 31, 2004	—	$—	—	190,334
February 1, 2004 through February 29, 2004	—	—	—	190,334
March 1, 2004 through March 31, 2004	342,705	9.20	342,705	547,564

Total	342,705		342,705

(a)
Prior to such time, if any, as a listing of shares of the Company on a national securities exchange, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25% of such shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. If the Company elects to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the "Reinvestment Proceeds") attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period.

Item 3. Defaults upon Senior Securities.

        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Inapplicable

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
10.27
First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.28
First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference.)
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
10.34
Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.33 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)
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
10.40
First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Mira Mesa, SpringHill Suites—Gaithersburg, Residence Inn—Merrifield and TownePlace Suites—Newark (amends Exhibits 10.26, 10.37 and 10.39 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)
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
10.46
Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park, SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

10.47
First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park, SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)
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
10.51
First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)
10.52
First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)
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
10.54
Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)
10.55
Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

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
10.77
Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.78
First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)
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
21	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to the Registrant's Form 10-K filed March 15, 2004 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith.)
  (b)
  The Company filed the following reports during the quarter ended March 31, 2004 on Form 8-K:

    On February 10, 2004, the Company filed a Current Report on Form 8-K/A dated December 17, 2003 to amend its Current Report on Form 8-K dated December 17, 2003 to include audited financial statements for a Property which was acquired through a joint venture on December 17, 2003 and audited financial statements for a Property that was acquired on December 18, 2003, as well as proforma financial information.

    On February 12, 2004, the Company filed a Current Report on Form 8-K dated February 12, 2004 under Items 7 and 9 to attach a letter dated February 12, 2004 that was distributed concurrently with the filing of the Form 8-K concerning (i) the recent announcement of a probable acquisition by the Company to acquire all of the outstanding capital stock of KSL Recreation Corporation and (ii) an update regarding the status of the Company's offerings.

    On February 13, 2004, the Company filed a Current Report on Form 8-K dated February 12, 2004 under Items 5 and 7 to attach a press release dated February 12, 2004 announcing that the Company entered into an agreement to acquire all of the outstanding capital stock of KSL Recreation Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of May, 2004.

CNL HOSPITALITY PROPERTIES, INC.
By:	/s/ THOMAS J. HUTCHISON III THOMAS J. HUTCHISON III Chief Executive Officer (Principal Executive Officer)
By:	/s/ C. BRIAN STRICKLAND C. BRIAN STRICKLAND Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
By:	/s/ MARK E. PATTEN MARK E. PATTEN Senior Vice President and Chief Accounting Officer

Exhibit Index

2.1	Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)
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
10.27
First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference.)
10.28
First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant's Form 10-Q filed November 10, 1999 and incorporated herein by reference.)
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
10.34
Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp., dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.33 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)
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

10.40
First Amendment to Purchase and Sale Agreement between TownePlace Management Corporation and Residence Inn by Marriott, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, and joined in by Marriott International, Inc., dated November 24, 1999, relating to the Residence Inn—Mira Mesa, SpringHill Suites—Gaithersburg, Residence Inn—Merrifield and TownePlace Suites—Newark (amends Exhibits 10.26, 10.37 and 10.39 above) (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)
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
10.46
Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as Tenant, Crestline Capital Corporation, Marriott International, Inc., and joined in by CNL Hospitality Properties, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park, SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)
10.47
First Amendment to Purchase and Sale Agreement between Residence Inn by Marriott, Inc., Courtyard Management Corporation, SpringHill SMC Corporation and TownePlace Management Corporation, as Sellers, CNL Hospitality Partners, LP, as Purchaser, CCCL Leasing LLC, as tenant, Crestline Capital Corporation, and Marriott International, Inc., dated August 18, 2000, relating to the Residence Inn—Cottonwood, Courtyard—Alpharetta and Overland Park, SpringHill Suites—Raleigh, and TownePlace Suites—Mt. Laurel, Scarborough and Tewksbury (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)
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
10.51
First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)
10.52
First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)
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
10.54
Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)
10.55
Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)
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
10.77
Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post-Effective Amendment No. Six to the Registrant's Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)
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
21	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to the Registrant's Form 10-K filed March 15, 2004 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith.)

QuickLinks

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES INDEX
CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands except per share data)
CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands)
CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Quarter Ended March 31, 2004 and year Ended December 31, 2003 (UNAUDITED) (in thousands, except per share data)
CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Quarters Ended March 31, 2004 and 2003
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II Other Information
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Exhibit Index