Form 10-Q/A
period 2004-03-31
CNL HOSPITALITY PROPERTIES INC
filed 2004-07-19
CIK 1017022

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q/A

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

EXPLANATORY NOTE

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended March 31, 2004 includes the text of the Form 10-Q in its entirety and is being filed solely to make clarifying changes and corrections of typographical errors within Part I., Item 2. "Management's Discussion of Analysis of Financial Condition and Results of Operations". This filing amends only the item specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not generally reflect events occurring after the original filing of the Form 10-Q.

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

        Interest and other income increased $1.0 million or 78 percent to $2.3 million during the quarter ended March 31, 2004, as compared to interest and other income of $1.3 million during the quarter ended March 31, 2003. This increase is due primarily to an increase in interest income as a result of an increase in the average balance of cash and cash equivalents during the quarter ended March 31, 2004, as compared to the same period in 2003.

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

        In calculating FFO, net income is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably over time. However, FFO (1) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (2) is not necessarily indicative of cash flow available to fund cash needs and (3) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other companies. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

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

Sources of Liquidity and Capital Resources

        Historically we have satisfied our liquidity requirements through our cash flows from operations, existing line of credit, cash provided by our credit enhancement arrangements, and common stock offerings. We believe our existing working capital, line of credit, cash provided by the fifth public offering, our operations and from our remaining credit enhancement arrangements will be sufficient to meet our liquidity requirements in the short-term. We believe that the sources of debt and equity capital will continue to be available to us in the future to fund our long-term liquidity needs, however, certain factors may have a material adverse affect on our access to capital resources. Our ability to incur additional debt is also dependent on a number of factors, including but not limited to the degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by our existing lenders, if any. Based upon our internal property valuations and third party appraisals for Properties recently acquired we believe the value of our Properties exceeds the outstanding amount of indebtedness that will encumber those Properties.

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

        During the remainder of 2004, we expect to spend $55.2 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $62.4 million for renovations, which is expected to be funded from the other sources listed below. We plan to draw on our secured revolving credit facility to fund distributions when cash flow from operations is not sufficient. We expect to borrow to fund distributions to stockholders at least through the end of 2004. In order to remain qualified as a REIT, we are required to distribute at least 90% of our taxable income, excluding net capital gains, to stockholders. We pay distributions to our stockholders on a quarterly basis pursuant to our distribution policy, as more fully described under "Distributions".

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

        Historically, we have satisfied our liquidity requirements through our existing line of credit, cash provided by our credit enhancement arrangements, our common stock offerings and cash provided by our operations. During the quarter ended March 31, 2004, we raised $615.2 million from our common stock offerings. We believe that our available cash, our secured revolving credit facility, and cash provided by our operations and from the remaining credit enhancement arrangements will be sufficient to meet our liquidity requirements in the short-term. We believe that debt and equity capital will continue to be available to us in the future to fund our long-term liquidity needs in addition to our short-term liquidity sources. However, certain factors may have a material adverse affect on our access to capital resources. Our ability to incur additional debt is also dependent on a number of factors, including but not limited to the degree of leverage, the value of our unencumbered assets, and borrowing restrictions imposed by our existing lenders. Based upon our internal property evaluations, we believe the value of our properties exceeds the outstanding amount of indebtedness that will encumber those Properties.

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

        During the quarter ended March 31, 2004, distributions exceeded cash flows from operations by $9.5 million which was financed from proceeds from long-term borrowings during the quarter.

        On April 1, 2004 and May 1, 2004, the Company declared distributions to stockholders of record on April 1, 2004 and May 1, 2004, of $18.4 million, or $0.064583 per share each month, payable by June 30, 2004.

        Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the quarter ended March 31, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because our acquisition strategy has focused on opportunistically investing in larger portfolios, which allowed us to obtain increased efficiencies as we invested the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which caused equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases. In addition, many of the larger Properties that we are currently operating through joint ventures are undergoing renovations or have recently been renovated and as a result the cash distributions that we received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share. Management expects this trend to continue in 2004 as additional capital improvements are made and the renovated Properties stabilize. In addition, the operations of our Properties have been adversely affected by the economic downturn and consequently cash distributions from joint ventures may be delayed if economic recovery is further delayed. During the quarter ended March 31, 2004, $9.8 million in cash flows from operating activities was supported by credit enhancements which, in conjunction with proceeds from long-term borrowings were used to fund a portion of our distributions.

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

PART II Other Information

Item 1. Legal Proceedings.

        The Registrant hereby incorporates by reference into this Item 1 of Part II the first paragraph under "Commitments and Contingencies" within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of July, 2004.

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