Form 10-Q
period 2004-06-30
CNL Hotels & Resorts, Inc.
filed 2004-08-09
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three month period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number
0-24097

CNL Hotels & Resorts, Inc.

(Exact name of registrant as specified in its charter)

Maryland	59-3396369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (including area code) (407) 650-1000

CNL Hospitality Properties, Inc.

(former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock outstanding as of August 3, 2004 was 152,301,243.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
INDEX

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Hotel and resort properties, less accumulated depreciation of $214,652 and $142,197, respectively	$4,840,273	$3,357,376
Investments in unconsolidated subsidiaries	25,432	30,714
Real estate held for sale	29,588	29,550
Cash and cash equivalents	199,615	147,694
Restricted cash	139,672	60,105
Receivables, less allowance for doubtful accounts of $2,102 and $32, respectively	111,454	55,410
Goodwill	666,258	33,100
Other intangible assets, net	366,870	49,897
Prepaid expenses and other assets	88,146	68,388
Loan costs, less accumulated amortization of $10,248 and $5,881, respectively	27,695	18,918
Deferred income taxes, less valuation allowance of $27,132 and $10,098, respectively	35,529	25,826
	$6,530,532	$3,876,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable and accrued interest	$3,496,299	$1,650,277
Line of credit	24,073	24,073
Accounts payable and accrued expenses	168,654	68,909
Other liabilities	69,889	24,290
Due to related parties	17,206	11,570
Member deposits	202,125	—
Total liabilities	3,978,246	1,779,119
Commitments and contingencies
Minority interests	152,706	157,118
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 153,493 and 121,876 shares, respectively; outstanding 152,301 and 121,121 shares, respectively	1,523	1,212
Capital in excess of par value	2,729,099	2,165,487
Accumulated distributions in excess of net income	(326,585)	(222,334)
Accumulated other comprehensive loss	(4,457)	(3,624)
Total stockholders’ equity	2,399,580	1,940,741
	$6,530,532	$3,876,978

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Room	$218,382	$67,982	$370,561	$128,214
Food and beverage	99,070	20,734	148,862	38,485
Other hotel and resort operating departments	54,557	5,668	68,533	11,446
Rental income from operating leases	9,380	7,913	18,496	15,729
Gain on sale of common stock	8,026	—	8,026	—
Credit enhancement revenue	2,992	3,667	9,368	6,412
Interest and other income	1,604	1,554	3,951	2,870
	394,011	107,518	627,797	203,156
Expenses:
Room	50,945	15,661	87,557	29,277
Food and beverage	66,513	15,733	103,337	28,095
Other hotel and resort operating departments	31,087	3,211	39,333	7,084
Property operations	66,307	20,268	112,121	36,472
Repairs and maintenance	15,331	4,624	25,883	8,507
Hotel and resort management fees	10,050	3,557	17,208	6,308
Sales and marketing	21,937	6,750	37,418	12,565
Interest and loan cost amortization	43,838	11,199	69,956	19,703
General operating and administrative	5,674	3,519	10,671	5,654
Asset management fees to related party	7,300	2,640	12,246	4,983
Depreciation and amortization	45,334	14,575	76,224	27,278
Transaction costs	7,057	—	7,057	—
Loss on extinguishment of debt	14,037	—	14,037	—
	385,410	101,737	613,048	185,926
Income before equity in losses of unconsolidated subsidiaries, minority interests, and benefit (expense) from income taxes	8,601	5,781	14,749	17,230
Equity in losses of unconsolidated subsidiaries	(3,397)	(4,796)	(6,032)	(8,489)
Minority interests	(3,685)	(2)	(5,937)	(1,321)
Income from continuing operations before benefit (expense) from income taxes	1,519	983	2,780	7,420
Benefit (expense) from income taxes	(309)	—	811	—
Income from continuing operations	1,210	983	3,591	7,420
Income from discontinued operations	984	—	1,573	—
Net income	$2,194	$983	$5,164	$7,420
Earnings per share of common stock (basic and diluted):
Continuing operations	$0.00	$0.01	$0.03	$0.10
Discontinued operations	0.01	—	0.01	—
	$0.01	$0.01	$0.04	$0.10
Weighted average number of shares of common stock outstanding:
Basic and diluted	151,550	76,834	143,613	71,904

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2004 and year ended December 31, 2003
(UNAUDITED) (in thousands, except per share data)

	Common Stock		Capital in	Accumulated distributions in	Accumulated other
	Number of Shares	Par value	excess of par value	excess of net income	comprehensive loss	Total	Comprehensive income
Balance at December 31, 2002	63,004	$630	$1,116,375	$(98,366)	$(4,316)	$1,014,323
Subscriptions received for common stock through public offerings and distribution reinvestment plan	58,475	586	1,168,910	—	—	1,169,496	$—
Retirement of common stock	(358)	(4)	(6,587)	—	—	(6,591)	—
Stock issuance costs	—	—	(113,211)	—	—	(113,211)	—
Net income	—	—	—	5,993	—	5,993	5,993
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	554	554	554
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)
Translation adjustment from foreign operations	—	—	—	—	929	929	929
Total comprehensive income	—	—	—	—	—	—	$6,685
Distributions declared and paid ($1.55 per share)	—	—	—	(129,961)	—	(129,961)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
Six months ended June 30, 2004 and year ended December 31, 2003
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income	comprehensive loss	Total	Comprehensive ncome
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741
Subscriptions received for common stock through public offerings and distribution reinvestment plan	31,617	316	630,723	—	—	631,039	$—
Retirement of common stock	(437)	(5)	(8,035)	—	—	(8,040)	—
Stock issuance costs	—	—	(59,076)	—	—	(59,076)	—
Net income	—	—	—	5,164	—	5,164	5,164
Adjustment to recognize change in value of cash flow hedges	—	—	—	—	(701)	(701)	(701)
Adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	802	802	802
Translation adjustment from foreign operation	—	—	—	—	(1,912)	(1,912)	(1,912)
Adjustment to recognize change in fair value of investment in equity securities					978	978	978
Total comprehensive income	—	—	—	—	—	—	$4,331
Distributions declared and paid ($.78 per share)	—	—	—	(109,415)	—	(109,415)
Balance at June 30, 2004	152,301	$1,523	$2,729,099	$(326,585)	$(4,457)	$2,399,580

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands)

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$98,382	$45,051
Cash flows from investing activities:
Additions to hotel and resort properties	(45,852)	(338,081)
KSL acquisition	(1,445,320)	—
Investment in unconsolidated subsidiaries	(1,791)	(18,005)
Sale of investment in equity securities	24,905	—
Deposit on property and other investments	—	(24,509)
Increase in restricted cash	(36,689)	(14,521)
Increase in other assets	(30,311)	(21,781)
Net cash used in investing activities	(1,535,058)	(416,897)
Cash flows from financing activities:
Draws (repayments) on line of credit	—	(3)
Proceeds from mortgage loans net of repayments	1,052,597	280,231
Payment of loan costs	(13,153)	(4,430)
Payment of capital lease obligations	(413)	—
Subscriptions received from stockholders	631,039	402,022
Distributions to stockholders	(109,415)	(54,406)
Distributions to minority interest net of contributions	(4,942)	(34,192)
Retirement of common stock	(8,040)	(2,634)
Payment of stock issuance costs	(59,076)	(40,060)
Net cash provided by financing activities	1,488,597	546,528
Net increase in cash and cash equivalents	51,921	174,682
Cash and cash equivalents at beginning of period	147,694	52,941
Cash and cash equivalents at end of period	$199,615	$227,623
Supplemental schedule of non-cash investing activities:
Amounts incurred but not paid for construction in progress	$7,353	$6,682
Contribution of one hotel property to an unconsolidated joint venture	$—	$74,093
Supplemental schedule of non-cash financing activities:
Non-cash reduction in tax incremental financing note	$315	$360
Distributions declared but not paid to minority interest	$3,897	$85

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

1.   Organization:

CNL Hotels & Resorts, Inc., formerly known as CNL Hospitality Properties, Inc., is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The term “Company” includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., formerly known as CNL Hospitality Properties, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several partnerships and joint ventures. Various other wholly or majority owned subsidiaries are expected to be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties (“Properties”).

As of June 30, 2004, the Company owned 112 Properties directly (including six which were held for sale) and 24 Properties through equity investments. The Company leases most of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating revenues and expenses for these Properties are included in the consolidated results of operations. Other Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Properties. Rental income from operating leases is included in the consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

2.   Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2003, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in amendment No. 2 to the Company’s Form 10-K for the year ended December 31, 2003. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 58 of the Company’s Properties have managers that have a different quarterly accounting calendar. For these hotels, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results will have different ending dates.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

Reverse Stock Split—On July 30, 2004, the Company’s stockholders approved a reverse stock split of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares which also resulted in the par value being adjusted to $0.02 per share. The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $.01 per share. All share and per share information in the accompanying financial statements has been retroactively adjusted to give effect to the reverse stock split.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Hotels & Resorts, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities. FIN 46R does not require restatement of previously issued financial statements, however, the Company has restated prior years’ consolidated financial statements, if applicable, to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders’ equity, net income or related per share amounts for all periods.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2004 presentation, including restatements for the effect of FIN 46R. These reclassifications had no effect on stockholders’ equity or net income.

Revenue Recognition—The Properties’ revenues are derived from their operations and include revenues from rental of rooms, food and beverage sales, golf course and spa operations, telephone usage, membership dues and other service revenues. Revenue, excluding membership dues, is recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. Cash received from customers for events occurring in the future has been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying condensed consolidated financial statements.

Investment in Equity Securities—The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

Member Deposits—Member deposits represent liabilities for the required deposits for certain membership plans which entitle the member to various golf, tennis and social facilities and services. Under

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

the Company’s membership programs, deposits generally become refundable upon: (1) demand by the member after 30 years in the program, (2) the sale of the member’s home in the resort community when the home buyer purchases a new membership, (3) the member’s withdrawal from the program and a request for a refund under the “Four-for-One” program, and (4) in case of a member’s death, a request for refund by the surviving spouse.

Under the “Four-for-One” program, a member is eligible, upon notification to the Company, to cause the Company to repurchase his or her membership and refund the related deposit. However, the Company’s obligation to repurchase a membership and refund the deposit occurs only after the Company has sold four of the Company’s new memberships for each member who has notified the Company under this program.

Self-Insurance—The Company is self-insured for certain losses relating to workers’ compensation and general liability claims. The Company also maintains aggregate stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims. To the extent the projected future development of the losses resulting from workers’ compensation and general liability claims incurred as of June 30, 2004 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

3.   KSL Acquisition:

On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans (the “Existing KSL Loan”, for additional information, see Note 11, Indebtedness), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration has been accrued and is expected to be paid out in the third quarter of fiscal 2004, relating to the final adjustment of the working capital balance included in the purchase price.

The following Properties were acquired in connection with the acquisition of KSL:

Property	Location	# of Rooms
Grand Wailea Resort and Spa	Wailea, Hawaii	780
La Quinta Resort and Club and PGA West	La Quinta, California	617
Doral Golf Resort and Spa	Miami, Florida	692
Arizona Biltmore Resort and Spa	Phoenix, Arizona	606
Claremont Resort and Spa	Berkeley, California	279
Emerald Pointe Resort	Lake Lanier Islands, Georgia	246
		3,220

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

The Company financed this transaction by using $367.5 million in cash and by obtaining a $1.1 billion short-term loan (the “KSL Short-Term Loan”) with an interest rate of LIBOR (one-month LIBOR was equal to 1.36 percent as of June 30, 2004) plus 2.75 percent. The KSL Short-Term Loan matures in January 2005 and the loan includes a three-month extension available subject to the payment of certain fees, repayment of $200 million of the principal balance and other conditions. The KSL Short-Term Loan agreement includes certain covenants which, among other things, prohibit the incurrence of additional debt during the term. In August 2004, the Company obtained a commitment from a third party lender to repay the KSL Short-Term Loan and the Existing KSL Loan with two loans with total proceeds of $1.8 billion, which include a secured mortgage loan of approximately $1.45 billion (the “Secured Mortgage Loan”) and a secured credit facility of approximately $375.0 million (the “Secured Credit Facility”) (collectively referred to as the “2004 Secured Financings”). The 2004 Secured Financings are expected to close no later than September 30, 2004, subject to the satisfaction of certain conditions. There can be no assurance that these conditions will be satisfied or, if satisfied, that the loans will close. The Secured Mortgage Loan is expected to have a term of two years and include three additional one-year extensions available at the Company’s option, which will be collateralized by five of the Company’s Properties and will bear interest at a floating rate equal to LIBOR, plus no more than 325 basis points. The Secured Credit Facility is expected to mature in two years and include an additional six-month extension and will bear interest at a floating rate equal to LIBOR, plus no more than 300 basis points and is collateralized by approximately 35 Properties. Upon closing, the Company also intends to enter into interest rate protection agreements with respect to the Secured Mortgage Loan that will fix the interest rate at 6.00 percent per annum on $725.0 million of the principal amount (based on rates as of August 6, 2004) for two years and would cap LIBOR on the remaining $725.0 million of principal at 7.50 percent per annum for two years. The 2004 Secured Financings are expected to close no later than September 30, 2004 subject to certain closing conditions. There can be no assurance that these conditions will be satisfied or, if satisfied, that the loans will close.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of KSL are based on preliminary independent appraisals and valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of 2004. These changes may impact depreciable assets which therefore may impact depreciation expense including a catch up of depreciation for the second quarter of 2004. The estimated values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotels and resort properties	$1,494,630
Cash and cash equivalents	18,313
Restricted cash	42,878
Prepaid expenses and other assets	34,819
Receivables	52,966
Deferred tax asset	7,823
Goodwill	645,251
Other intangible assets	319,500
Total assets acquired	2,616,180
LIABILITIES
Mortgage payable and accrued interest	796,048
Accounts payable and accrued expenses	48,551
Customer deposits and other liabilities	41,237
Capital lease obligations	26,309
Unearned revenues	8,523
Member deposits	197,672
Total liabilities assumed	1,118,340
Net assets acquired	$1,497,840
Net of cash	$1,479,527

Concurrent with the closing of the KSL acquisition, the Company entered into interim management agreements with an affiliate of the former KSL parent for a period of nine months. Either party may terminate the interim agreements upon 75 days written notice. The Company expects to enter into long-term management agreements with one or more third-party hotel managers, for four of the six former KSL Properties concurrent with the closing of the 2004 Secured Financings.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

The consolidated financial statements include the operating results of the acquired KSL properties from the date of acquisition. The following presents unaudited pro forma results of operations of the Company as if the Properties were owned during the entire period for the quarter and six months ended June 30 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$398,498	$228,601	$796,641	$468,444
Income (loss) from continuing operations	1,851	(8,264)	26,044	6,107
Net income (loss)	2,835	(8,264)	27,617	6,107
Income (loss) per share (basic and diluted)	0.02	(0.09)	0.18	0.07
Weighted average shares (basic and diluted)	151,550	92,838	152,601	87,908

4.   Hotel and Resort Properties:

Properties consisted of the following at (in thousands):

	June 30, 2004	December 31, 2003
Land	$898,923	$465,176
Building and improvements	3,654,306	2,661,928
Furniture, fixtures and equipment	437,193	337,602
	4,990,422	3,464,706
Less: accumulated depreciation	(214,652)	(142,197)
Construction in progress	64,503	34,867
	$4,840,273	$3,357,376

The Company is currently developing one hotel Property on leased land in Tampa, Florida, which is expected to be completed and opened in the third quarter of 2004. This Property is expected to be leased to a TRS entity of the Company and managed by a subsidiary of Marriott. The total estimated cost of this Property, excluding land, is expected to be $45.5 million.

5.   Operating Leases:

In March 2004, the third-party tenants affiliated with Marriott for ten of the Company’s Properties with combined annual net operating income of $13.0 million (for the year ended December 31, 2003) and annual base rental obligations of $26.7 million informed the Company that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company began negotiating with those tenants for the acquisition of the leasehold interests and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. These Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. Under the assignments the Company will return the security deposits of $3.2 million

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

received in connection with the current agreements; however, it has not yet done so due to ongoing negotiations. In connection with the related management agreement, the Company anticipates receiving minimum return guarantees. In August 2004, the Company took assignment of leasehold interests for six of these Properties and expects to take assignment of the other four Properties during the third quarter of 2004. The six Properties were transitioned to TRS entities, and subsequently the results of operations of these hotels will be reflected in our consolidated statements of income in lieu of the rental income that was previously being recorded. As of August 3, 2004, the Company has received all rental payments from these Properties as they become due.

6.   Investments in Unconsolidated Subsidiaries:

The Company has the following investments in unconsolidated subsidiaries:

Name	Total Amount Invested as of June 30, 2004	Ownership Interest as of June 30, 2004	Description
WB Resort Partners, L.P.*	$41.8 million	49.00%	Owns a resort in Hawaii.
Desert Ridge Resort Partners, LLC*	25.1 million	44.00%	Owns a resort in Arizona.
CY-SF Hotel Parent, L.P.	13.0 million	48.15%	Owns a hotel in California.
CTM Partners, LLC	6.9 million	35.07%	Owns the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd. and CNL Plaza Venture, Ltd.	0.3 million	9.90%	Owns an office building in Florida where the Company’s advisor, CNL Hospitality Corp. (“Advisor”) leases office space and an interest in an adjacent parking garage.

*                    One of the limited partners and members in each of these entities with a significant percentage of the remaining ownership interest is an affiliate of the parent company of the advisor, CNL Hospitality Corp.

On March 29, 2004, the Company contributed an additional $1.7 million to CTM Partners, LLC to fund the operating needs of its subsidiary, EMTG, LLC. One of the three other partners elected not to make their respective proportionate share of contributions and, as a result, on April 1, 2004, the Company’s ownership increased from 31.25 percent to 35.07 percent. On July 2, 2004, the Company contributed an additional $0.4 million. Two of the three other partners elected not to make their respective proportionate share of contributions and, as a result, on July 2, 2004, the Company’s ownership increased from 35.07 percent to 36.05 percent. The Company may continue to fund its pro rata share of working capital shortfalls, if shortfalls arise. Losses and negative cash flows are expected to continue until CTM Partners, LLC begins to generate sufficient revenues to offset its initial startup costs.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the quarter ended June 30, 2004 (in thousands)

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$29,389	$16,789	$4,710	$3,342	$54,230
Cost of sales	(12,230)	(6,243)	(1,554)	(1,737)	(21,764)
Expenses	(17,765)	(14,987)	(3,706)	(4,114)	(40,572)
Minority interest in loss	—	—	—	603	603
Net loss	$(606)	$(4,441)	$(550)	$(1,906)	$(7,503)
Loss allocable to the Company	$(267)	$(2,176)	$(265)	$(689)	$(3,397)
Other comprehensive loss allocable to the Company	$(1,426)	$—	$—	$—	$(1,426)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.9% to 36.05%

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the quarter ended June 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$24,095	$13,777	$3,918	$1,643	$43,433
Cost of sales	(9,594)	(5,638)	(1,230)	(2,905)	(19,367)
Expenses	(16,628)	(14,062)	(3,408)	(596)	(34,694)
Minority interest in loss	—	—	—	577	577
Net loss	$(2,127)	$(5,923)	$(720)	$(1,281)	$(10,051)
Loss allocable to the Company	$(936)	$(2,902)	$(360)	$(598)	$(4,796)
Other comprehensive loss allocable to the Company	$(490)	$—	$—	$—	$(490)
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	9.9% to 31.25%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the six months ended June 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$59,386	$33,065	$8,608	$8,735	$109,794
Cost of sales	(23,484)	(12,374)	(3,181)	(3,125)	(42,164)
Expenses	(35,611)	(29,053)	(7,342)	(12,187)	(84,193)
Minority interest in loss	—	—	—	1,050	1,050
Net income (loss)	$291	$(8,362)	$(1,915)	$(5,527)	$(15,513)
Income (loss) allocable to the Company	$128	$(4,097)	$(922)	$(1,141)	$(6,032)
Other comprehensive loss allocable to the Company	$(1,032)	$—	$—	$—	$(1,032)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.9% to 36.05%

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the six months ended June 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$52,783	$27,266	$7,277	$4,575	$91,901
Cost of sales	(21,774)	(11,002)	(2,438)	(5,274)	(40,488)
Expenses	(33,888)	(27,034)	(6,831)	(1,511)	(69,264)
Minority interest in loss	—	—	—	913	913
Net loss	$(2,879)	$(10,770)	$(1,992)	$(1,297)	$(16,938)
Loss allocable to the Company	$(1,267)	$(5,277)	$(996)	$(949)	$(8,489)
Other comprehensive loss allocable to the Company	$(460)	$—	$—	$—	$(460)
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	9.9% to 31.25%

7.   Discontinued Operations:

In connection with the acquisition of RFS, the Company decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In July 2004, the Company sold two of these Properties, the Hampton Inn in Omaha, Nebraska and the Comfort Inn in Marietta,

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

Georgia to unaffiliated third parties for total gross proceeds of $11.3 million resulting in a net gain of $0.4 million. The proceeds were used to pay down a portion of the $1.1 billion KSL Short-Term Loan. The Company is actively seeking purchasers for the other four Properties.

The operating results of discontinued operations were as follows (in thousands):

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Hotel revenues	$3,422	$6,315
Hotel expenses	(2,438)	(4,742)
Income from discontinued operations	$984	$1,573

In accordance with FASB 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation of approximately $0.9 million for the six months ended June 30, 2004.

8.   Investments:

In 2003, the Company, through a wholly owned subsidiary, invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, the Company exercised its right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold had a cost basis of $17.0 million, generated $25.0 million in gross proceeds and resulted in a realized gain of $8.0 million. The proceeds were used to pay down a portion of the KSL Short-Term Loan. The Company continues to own 316,000 shares of HT common stock with a market value and cost basis at June 30, 2004 of $3.1 million and $2.1 million, respectively, resulting in an unrealized gain of $1.0 million. The Company is also a majority owner in a partnership with HT that owns one Property in New York, New York.

9.   Goodwill and Other Intangible Assets:

Goodwill and other intangible assets, net of accumulated amortization, consisted of the following at (in thousands):

	June 30, 2004	December 31, 2003
Goodwill	$666,258	$33,100
Other intangibles	366,870	49,897
	$1,033,128	$82,997

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

In April 2004, the Company recorded goodwill of $645.2 million and other intangible assets of $319.5 million in connection with the KSL Acquisition. Estimated fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition are based on preliminary independent appraisals and valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of 2004. Changes may impact intangible assets with finite lives, which may impact amortization expense including a catch up of amortization expense for the second quarter. For additional information, see Note 3, “KSL Acquisition.”

The gross carrying amounts and accumulated amortization of the Company’s intangible assets are as follows at June 30, 2004 (in thousands):

Goodwill and Other Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$666,258	$ N/A	$666,258
Tradenames	Indefinite	247,000	N/A	247,000
Goodwill and other intangible assets with indefinite lives		913,258	N/A	913,258
Beneficial operating rights	29.7 years	43,900	(440)	43,460
Advanced bookings	7.0 years	21,400	(856)	20,544
Membership contracts	13.7 years	57,100	(1,234)	55,866
Intangible assets with finite lives		122,400	(2,530)	119,870
Total goodwill and other intangible assets		$1,035,658	$(2,530)	$1,033,128

Amortization expense of approximately $2.5 million was recorded during both the quarter and six months ended June 30, 2004.

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of June 30, 2004, is as follows (in thousands):

2004	$4,352
2005	8,703
2006	8,703
2007	8,703
2007	8,703
Thereafter	80,706
$119,870

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

10.   Income Taxes:

The income tax (expense) benefit consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Current:
Federal	$(461)	$—	$(612)	$—
State	(304)	—	(457)	—
	(765)	—	(1,069)	—
Deferred:
Federal	384	—	1,583	—
State	72	—	297	—
	456	—	1,880	—
Total income tax (expense) benefit	$(309)	$—	$811	$—

For the quarter and six months ended June 30, 2003, any benefits from income taxes for net operating losses of the Company’s TRS entities were not recorded because its TRS subsidiaries did not have sufficient historical earnings on which to base a potential future benefit.

11.   Indebtedness:

Indebtedness consisted of the following at (in thousands):

	June 30, 2004	December 31, 2003
Mortgages payable and accrued interest	$2,352,313	$1,499,988
KSL Short-Term Loan	1,069,076	—
Construction loan facilities	66,127	60,517
Tax incremental financing note	7,783	8,098
Line of credit	24,073	24,073
Indebtedness collateralized by Properties	3,519,372	1,592,676
Unsecured notes	1,000	81,674
	$3,520,372	$1,674,350

In March 2004, the Company received proceeds from a $33.3 million loan agreement collateralized by its Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.05 percent as of June 30, 2004) plus 3.75 percent and has an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property, and has been translated to U.S. dollars. The Company has entered into an interest rate

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

protection agreement to cap the rate of this loan at 7.00 percent. This instrument was designated as a cash flow hedge.

In March 2004, the Company also received proceeds from a $32.5 million loan agreement collateralized by its Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time, any unpaid principal and interest is due.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., each a wholly owned subsidiary of the Company, commenced a cash tender offer pursuant to which such subsidiaries offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, consents were solicited to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture, the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding as of June 30, 2004. In conjunction with the repurchase of the term notes, the Company recorded a loss on extinguishment of debt of approximately $14.0 million during the quarter ended June 30, 2004 relating to the premium paid to retire these term notes.

In April 2004, the Company financed the KSL Acquisition by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.36 percent as of June 30, 2004) plus 2.75 percent. Interest-only payments are due monthly with the principal due at maturity in January 2005 or April 2005 if we exercise a three-month extension option available subject to the payment of certain fees. This loan contains restrictive debt covenants, as defined in the debt agreement, which require the Company to maintain (i) a minimum level of net worth, (ii) leverage ratios below specified levels and (iii) other coverage ratios above specified levels. As of June 30, 2004, the Company is in compliance with these restrictive debt covenants.

Approximately $35.9 million of the KSL Short-Term Loan was repaid with the proceeds from the April 2004 sale of 2.5 million shares of HT common stock for approximately $25.0 million in gross proceeds and the $11.3 million in gross proceeds from the July 2004 sale of two Properties. The Company anticipates repaying the remaining balance of the KSL Short-Term Loan as discussed in Note 3, “KSL Acquisition.”

In April 2004, as a result of the KSL Acquisition, the Company became subject to a commercial mortgage loan of $794.0 million (the “Existing KSL Loan”) with various financial institutions collateralized by five of the six Properties acquired. The loan bears floating interest at LIBOR plus 1.71 percent. Interest-only payments are due monthly with the principal due at maturity in May 2005. This loan was assumed with interest rate cap agreements that limit LIBOR to a maximum of 7.0 percent. These agreements have been designated as cash flow hedges. The Company anticipates repaying the existing KSL Loan as discussed in Note 3, “KSL Acquisition.”

Obligations under capital leases of $29.0 million are included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2004.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

12.   Stockholders’ Equity:

On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”)  in connection with the Company’s sale of up to 175 million shares of common stock at $10 per share prior to giving effect for the reverse split ($1.75 billion) (the “2003 Offering”). The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003 and was completed on March 12, 2004. During the six months ended June 30, 2004, the Company raised approximately $631.0 million in gross proceeds from the 2003 Offering representing the issuance of approximately 31.6 million shares after giving effect to the reverse split. In connection with the 2003 Offering, the Company issued a total of 86.4 million shares of common stock, including 1.5 million shares issued pursuant to the Company’s distribution reinvestment plan after giving effect to the reverse split. CNL Securities Corp., an affiliate of the Advisor, was the managing dealer for the Company’s 2003 Offering.

13.   Related Party Transactions:

The Company may compete with certain of its affiliates who may seek to acquire properties that, while not directly in the Company’s industry segment, could satisfy the Company’s acquisition criteria. CNL Income Properties, Inc. (“CIP”), an affiliate of one of our directors, will seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment the Company intends to pursue, a leisure property could contain a hotel or resort that satisfies our acquisition criteria. In the event that a leisure property which includes a hotel or resort becomes available and the property is a suitable investment for both CIP and the Company, CIP has given the Company a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and the Company, the Company has been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months was generated by hotels or resorts. CIP may revoke the Company’s right of first offer at any time.

The Company may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed affiliate of one of the Company’s directors. It is the Company’s understanding that the Company’s external advisor, CNL Hospitality Corp., expects to enter into an advisory agreement to advise CHP2, a REIT, on the selection, acquisition and management of properties in the upscale, midscale and economy industry segments. While CHP2, a REIT, will primarily target properties in industry segments that are not in the Company’s targeted industry segments, the possibility exists that an available property or portfolio of properties could satisfy both our acquisition criteria and those of CHP2. To address this conflict, the advisory agreement with CHP2, as drafted but currently not executed, is expected to include the following terms:

•       CHP2 will grant the Company a right of first offer on:

(1)         in the case of a single property, any luxury or upper upscale property acquisition opportunity; and

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

(2)         in the case of a portfolio of properties, any portfolio of which 50% or more of its revenues during the prior 12 months were derived from luxury hotels and resorts or upper upscale properties.

•       The Company will grant CHP2 a right of first offer on:

(1)         in the case of a single property, any upscale, midscale or economy property acquisition opportunity; and

(2)         in the case of a portfolio of properties, any portfolio of which 50% or more of its revenues during the prior 12 months were derived from upscale, midscale or economy properties.

In connection with the KSL Acquisition the Company acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. On occasion the Company’s external advisor, CHC, rents the plane from the unaffiliated third party on an arms-length basis and in connection with the rental activity the Company receives income related to the charges incurred by CHC.

14.   Commitments and Contingencies:

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted the Company’s motion for summary judgment and has dismissed all claims against the Company.

In the course of the Company’s ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from its operations and from unrecognized pre-acquisition contingencies. Although the results of the litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

As of June 30, 2004, the Company had commitments to (i) complete construction on one Property, with remaining costs estimated to be $8.4 million, which is expected to be completed in the third quarter of 2004, and (ii) to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated joint ventures, if shortfalls arise. During the six months ended June 30, 2004, the Company did not make any significant capital contributions to its joint ventures.

15.   CNL Hospitality Corp. Merger:

In April 2004, a subsidiary of the Company entered into a merger agreement (the "Merger Agreement”) with its advisor, CNL Hospitality Corp. (“CHC”). The Merger Agreement provides, among other things, that in the merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of the Company’s common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of $10.5 million of debt as well as CHC’s other liabilities. Completion of the merger with CHC is subject to the satisfaction or waiver (where permissible)

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the merger has not been consummated.  Accordingly, there can be no assurance that the merger will be consummated or if consummated, the timing thereof.

In connection with the Merger Agreement, the Company also entered into employment agreements with certain of CHC's officers, pursuant to which such persons have agreed to serve as officers of the Company effective as of the effective date of the merger. The Company has reserved 1,788,000 shares of its common stock for issuance as deferred stock awards pursuant to the terms of its 2004 omnibus long term incentive plan to be administered by the compensation committee. The initial term of these employment agreements terminates on December 31, 2007.  Since as of the date of this filing the merger has not been consummated, these employment agreements are not yet effective.

16.   Subsequent Events:

On July 30, 2004, the Company held its annual meeting and the Company’s stockholders approved the following proposals:

I                             The election of nominees to the Company’s Board of Directors;

II.                     The merger with CNL Hospitality Corp. pursuant to the terms of the Company’s merger agreement;

III.                An amendment to the Company’s Articles of Incorporation to increase the number of authorized equity shares and change the name of the Company to CNL Hotels & Resorts, Inc.;

IV.                An amendment and restatement of the Company’s Articles of Incorporation that requires the affirmative vote of holders of a majority of the Company’s outstanding common shares to modify certain provisions;

VI.                The adoption of the Company’s 2004 omnibus long-term incentive plan; and Anamendment to the Company’s Articles of Incorporation to effect a one-for-two reverse stock split; and

VII.           An amendment to the Company’s Articles of Incorporation to effect a one-for-two reverse stock split.

Further, at the annual meeting of stockholders held on July 30, 2004, the proposal to amend the Company’s charter and bylaws, which requires the affirmative vote of the holders of at least two-thirds of the Company’s outstanding common shares did not receive a sufficient vote and the meeting was adjourned until August 27, 2004 at 3:00 pm with respect to the proposal for purposes of solicitory additional proxies.

The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $.01 per share. All share and per share information within the unaudited condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

On July 31, 2004, the Company declared a distribution to stockholders of record on August 2, 2004 of $19.7 million, or $0.129167 per share, payable by September 30, 2004.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Six Months Ended June 30, 2004 and 2003

In July 2004, the Company used $25.0 million from the sales proceeds of the HT common stock and $10.9 million from the sales proceeds of two Properties the Company sold to pay down a portion of the $1.1 billion KSL Short-Term Loan obtained to finance the KSL Acquisition.

In April 2004, the Company filed a registration statement on Form S-3 with the Commission for an underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, the Company filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. The Company also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with the Company’s existing outstanding common shares (the “Listing”). With respect to the Listing application, the Company was approved by the NYSE, and although the Company has not withdrawn the application, the application process has not been completed. On August 3, 2004, due to market conditions, the Company postponed the Underwritten Offering and the Listing. As a result, the Company has written off $5.6 million on offering costs that have been capitalized related to the Underwritten Offering. The registration statement on Form S-3 that related to the Underwritten Offering remains on file with the Commission.

The Company filed a registration statement on Form S-11 in July 2003 (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock at $10 per share ($4 billion) pursuant to a best efforts offering (the “2004 Offering”)(without giving effect to the reverse stock split). As a result of the postponement of the Underwritten Offering and Listing, the Company has not yet determined whether it will proceed with filing with the Commission a pre-effective amendment to its registration statement on Form S-11 or with requesting effectiveness of such registration statement. The registration statement relating to these securities has not yet become effective, and these securities may not be sold nor may offers to buy be accepted prior to the time, if any, the registration statement becomes effective.

In August 2004, the Company obtained commitments from a third party lender to repay the KSL Short-Term Loan and the KSL Existing Loan with two secured loans with total proceeds of $1.8 billion. For additional information regarding these commitments, see Note 3, “KSL Acquisition”.

In August 2004, the Company executed a loan agreement and other documents related to a proposed $500.0 million senior secured revolving credit facility intended for general corporate purposes. The Company’s ability to borrow under this agreement is subject to certain covenants and conditions, including, the Company’s consummation of the Underwritten Offering, which have not been satisfied. There can be no assurance that these conditions will be satisfied or that the loan will close.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the quarters and six months ended June 30, 2004 and 2003. Amounts as of December 31, 2003, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto. Prior period amounts contained herein have been restated, if applicable, to reflect the impact of the adoption of FIN 46R in 2003. Comparability of these financial statements are impacted by the acquisition of Properties during the second half of fiscal 2003 and the first half of fiscal 2004.

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from short-term borrowings, availability of proceeds from future equity offerings, our ability to obtain additional long-term financing on satisfactory terms (including the 2004 Secured Financings discussed herein), our ability to continue to identify suitable investments, the ultimate outcome of our purchase price allocations to Properties we acquire (including those acquired in connection with the KSL Acquisition), our ability to continue to qualify as a REIT, and our ability to continue to negotiate third-party management agreements. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

One of the ways in which Smith Travel Research, a leading lodging industry information and data provider, categorizes hotels is by chain scale segments based primarily on the actual, system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale segment categories are as follows: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage, economy and independents. Throughout this section, we used the Smith Travel Research chain scale segment categorization of hotels when describing our Properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage. Also, we refer to all of the luxury Properties as “luxury resorts,” as these properties can also be categorized as “resorts” under the Smith Travel Research classification of hotels by location segment.

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. Subsequent to the sale of two Properties in July 2004, our portfolio includes ownership interests in 134 hotels and resorts in 37 states, the District of Columbia and Canada, comprising approximately 32,000 rooms (including four hotels held for sale and one under development), and is diversified by geography, brand affiliation and third-party management companies we engage to operate our hotels and resorts. These Properties include a Property under development, and generally consist of land, buildings and equipment. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and nine independent brands. We own some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Our strategy is to continue to own, acquire and develop if appropriate and consistent with our investment criteria, luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry segments because we believe that, because of their advantageous locations, reputations and/or amenities, properties in these industry segments present relatively high barriers to entry, have multiple demand generators and have historically outperformed other industry segments during an economic recovery. In addition, we believe that luxury resorts and upper upscale hotels and resorts are less likely to be adversely affected during economic downturns. We believe these types of hotels and resorts currently offer the opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry segments. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced management team with the opportunity to enhance value and maximize operating results at our properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and controlling expenses.

On April 2, 2004, we acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion, plus the assumption of $794 million in mortgage loans and KSL’s other outstanding liabilities (the “KSL Acquisition”) resulting in the acquisition of four luxury and two upper upscale hotels. For additional information see “Uses of Liquidity and Capital Resources.”

Results of Operations

Comparison of the quarter and six months ended June 30, 2004 to the quarter and six months ended June 30, 2003.

	Quarter Ended June 30,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$218,382	$67,982	150,400	221.2%
Food and beverage	99,070	20,734	78,336	377.8%
Other hotel and resort operating Departments	54,557	5,668	48,889	862.5%
Hotel and resort revenues	372,009	94,384	277,625	294.1%
Hotel and resort expenses	(262,170)	(69,804)	(192,366)	275.6%
Gross margin	$109,839	$24,580	85,259	346.9%
Gross margin percentage	29.5%	26.0%	3.5%	13.5	ppt
Other Revenues
Rental income from operating leases	$9,380	$7,913	1,467	18.5%
Gain on sale of securities	8,026	—	8,026	N/A
Credit enhancement revenue	2,992	3,667	(675)	(18.4)%
Interest and other income	1,604	1,554	50	3.2%
Other Expenses
Interest and loan cost amortization	43,838	11,199	32,639	291.4%
General and administrative	5,674	3,519	2,155	61.2%
Transaction fees	7,057	—	7,057	N/A
Asset mgmt. fees to related party	7,300	2,640	4,660	176.5%
Depreciation and amortization	45,334	14,575	30,759	211.0%
Loss on extinguishment of debt	14,037	—	14,037	N/A

	Six Months Ended June 30,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$370,561	$128,214	$242,347	189.9%
Food and beverage	148,862	38,485	110,377	286.8%
Other hotel and resort operating departments	68,533	11,446	57,087	498.8%
Hotel and resort revenues	587,956	178,145	409,811	230.0%
Hotel and resort expenses	(422,857)	(128,308)	(294,549)	230.0%
Gross margin	$165,099	$49,837	$115,262	231.3%
Gross margin percentage	28.1%	28.0%	0.1%	0.4	ppt
Other Revenues
Rental income from operating leases	$18,496	$15,729	$2,767	17.6%
Gain on sale of securities	8,026	—	8,026	N/A
Credit enhancement revenue	9,368	6,412	2,956	46.1%
Interest and other income	3,951	2,870	1,081	37.7%
Other Expenses
Interest and loan cost amortization	69,956	19,703	50,253	255.1%
General and administrative	10,671	5,654	5,017	88.7%
Transaction fees	7,057	—	7,057	N/A
Asset mgmt. fees to related party	12,246	4,983	7,263	145.8%
Depreciation and amortization	76,224	27,278	48,946	179.4%
Loss on extinguishment of debt	14,037	—	14,037	N/A

Hotel and Resort Revenues.   As of June 30, 2004 and 2003, we owned interests in 117 and 47 operating hotel and resort Properties, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the six months ended June 30, 2004 were $588.0 million, as compared to $178.1 million for the same period in 2003, an increase of $409.8 million or 230.0 percent. For the quarter ended June 30, 2004, hotel and resort revenue’s, were $372.0 million, as compared to $94.4 million for the same period in 2003, an increase of $277.6 million or 294.1 percent. The increase during the quarter and six months ended June 30, 2004, is primarily due to new Properties acquired during the six months ended June 30, 2004 and the second half of the year ended December 31, 2003, primarily from the KSL Acquisition. During the quarter and six months ended June 30, 2004, hotel and resort revenues received from Properties acquired in connection with the KSL Acquisition were $134.2 million. The increase from other properties acquired during the end of 2003 was approximately $132.8 million and approximately $267.4 million for the quarter and six months ended June 30, 2004, respectively. The year over year increase for comparable Properties (defined as Properties owned during the entirety of both periods being presented) owned during the entirety of both periods presented was approximately $10.6 million and approximately $8.2 million for the quarter and six months ended June 30, 2004, respectively. The increase from comparable Properties was a result of the increased RevPAR at these Properties as discussed in “Hotel and Resort Operating Statistics”.

Our gross margin percentage for all Properties for the quarter ended June 30, 2004, as compared to the same period in 2003, increased 3.5 percent from 26.0 percent to 29.5 percent. During the six months ended June 30, 2004 as compared to the same period in 2003, our gross margin percentage increased 0.1 percent from 28.0 percent to 28.1 percent. The increase during the second quarter of 2004 was attributable to increased gross margins for 30 of the 45 Comparable Properties and increased gross margins for 43 of the 66 Properties acquired since April 1, 2003.

Other Revenues.   Revenues generated from rental income from operating leases for the six months ended June 30, 2004 were $18.5 million, as compared to rental income revenues of $15.7 million for the same period in 2003, an increase of $2.8 million or 18 percent. For the quarter ended June 30, 2004, rental income from operating leases was $9.4 million, as compared to $7.9 million for the same period in 2003, an increase of $1.5 million or 19 percent. The increase, during the quarter and six months ended June 30, 2004, is due to rent from three of the Properties we acquired in July 2003 as a result of the acquisition of RFS Hotel Investors, Inc. (“RFS”), which are leased to third-party tenants.

One of our third party tenants that leased two other Properties acquired from RFS stopped paying rent in late 2003. In January 2004, we stopped recording rental revenue on these Properties and we have recorded an allowance of $0.8 million for all past due rents. We are pursuing collection of these rents through all means including legal action. A lease termination agreement was negotiated with the tenant and, effective May 21, 2004, we transitioned these two leased Properties to TRS entities and engaged a third-party management company. Beginning on the date these Properties were transitioned to TRS entities, the results of operations of these hotels were included in our consolidated statements of income.

During the quarter ended June 30, 2004, we recorded a gain on the sale of securities of $8.0 million for our sale of 2.5 million shares of common stock in Hersha Hospitality Trust. This investment which was sold for $25.0 million had a cost basis of approximately $17.0 million. For additional information related to this sale, see “Liquidity and Capital Resources”, “Investments” within Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the six months ended June 30, 2004 and 2003, we received $9.4 million and $6.4 million in revenues from credit enhancements, respectively (one percent and three percent of total revenues for the six months ended June 30, 2004 and 2003, respectively). During the quarters ended June 30, 2004 and 2003, we received $3.0 million and $3.7 million in revenues, respectively, from credit enhancements (one percent and three percent of total revenues for the quarter’s ended June 30, 2004 and June 30, 2003, respectively). The increase in credit enhancement revenues during the six months ended June 30, 2004, was due primarily to new credit enhancements obtained on one Property acquired in December 2003 and another Property which opened in the first quarter of 2004. The decrease in credit enhancement revenues during the quarter ended June 30, 2004, as compared to the same period in 2003, was partially due to credit enhancements of certain existing Properties being fully utilized and due to a decrease in the amount of credit enhancements needed by certain of our hotels and resorts which experienced improved operating results during the second quarter of 2004. These guarantees are provided to us by third-party hotel and resort managers in order to guarantee a minimum return for some of our Properties. As a result of the downturn in prior periods in the markets of certain of our hotels and other factors, and the resulting adverse effect on the operations of those Properties in prior periods, we had been relying on credit enhancements to enhance our net income and cash flows, and to partially fund distributions. As of June 30, 2004, some of our credit enhancements were fully utilized or expired. To the extent that credit enhancements are fully utilized or expire, we are not able to obtain additional enhancements, and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations and our ability to make distributions to stockholders may be adversely affected. As of June 30, 2004, we had a total of $48.3 million available for funding under our remaining credit enhancements ($31.7 million of which relates to our unconsolidated subsidiaries). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future.

Interest and other income for the six months ended June 30, 2004 was $4.0 million, as compared to $2.9 million, for the same period in 2003, an increase of $1.1 million or 38 percent. During the quarters ended, June 30, 2004 and 2003, interest and other income was $1.6 million. The increase, during the quarter and six months ended June 30, 2004, as compared to the same period in 2003 was due primarily to an increase in the average outstanding cash balance during the first quarter of 2004.

Hotel and resort expenses.

	Quarter Ended June 30,
	2004	2004 % of Hotel and Resort Revenue	2003	2003 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$50,945	13.7%	$15,661	16.6%
Food and beverage	66,513	17.9%	15,733	16.6%
Other hotel and resort operating departments	31,087	8.4%	3,211	3.4%
Property operations	66,307	17.8%	20,268	21.5%
Repairs and maintenance	15,331	4.1%	4,624	4.9%
Hotel and resort management fees	10,050	2.7%	3,557	3.8%
Sales and marketing	21,937	5.9%	6,750	7.2%
Total hotel and resort expenses	$262,170	70.5%	$69,804	74.0%

	Six Months Ended June 30,
	2004	2004 % of Hotel and Resort Revenue	2003	2003 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$87,557	14.9%	$29,277	16.4%
Food and beverage	103,337	17.6%	28,095	15.8%
Other hotel and resort operating departments	39,333	6.7%	7,084	4.0%
Property operations	112,121	19.0%	36,472	20.5%
Repairs and maintenance	25,883	4.4%	8,507	4.8%
Hotel and resort management fees	17,208	2.9%	6,308	3.5%
Sales and marketing	37,418	6.4%	12,565	7.0%
Total hotel and resort expenses	$422,857	71.9%	$128,308	72.0%

During the six months ended June 30, 2004, hotel and resort expenses were $422.9 million, as compared to $128.3 million for the same period in 2003, an increase of $294.5 million or 230.0 percent. During the quarter ended June 30, 2004, hotel and resort expenses increased by $192.4 million or 275.6 percent to $262.2 million, as compared to hotel and resort expenses of $69.8 million for the quarter ended June 30, 2003. The increase, during the quarter and six months ended June 30, 2004, is primarily due to new Properties acquired during the six months ended June 30, 2004 and the second half of the year ended December 31, 2003, most significantly from the Properties acquired in the KSL Acquisition.

During the quarter ended June 30, 2004, hotel and resort expenses from Properties acquired in connection with the KSL Acquisition were $93.7 million. The increase from other Properties acquired during the second half of 2003 was approximately $95.8 million and approximately $196.8 million, respectively. The year over year increase for comparable Properties owned during the entirety of both periods being presented was approximately $3.3 million and $4.5 million for the quarter and six months ended June 30, 2004, respectively.

Total hotel and resort expenses, as a percentage of total hotel and resort revenue, for the quarter ended June 30, 2004 improved 3.5 percent from 74.0 percent to 70.5 percent as compared with the same period in 2003.

During the six months ended June 30, 2004, this percentage remained consistent, improving from 72.0 percent to 71.9 percent. The improvement during the quarter ended June 30, 2004 was primarily the result of the addition of the three luxury resort Properties, acquired in the KSL Acquisition, which have a higher concentration of other hotel and resort operating revenues such as golf, spa and other services, which generally have a higher profit margin than other departments.

Other expenses

Interest and loan cost amortization increased, during the quarter and six months ended June 30, 2004, due to increased borrowings, which were used for the acquisition of Properties and distributions to stockholders. Both depreciation and amortization, as well as asset management fees, also increased as a result of the additional Properties we acquired. Estimated fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition are based on preliminary independent appraisals and valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the third quarter of 2004. These changes may impact depreciable assets which therefore may impact depreciation expense including a catch up of depreciation for the second quarter of 2004.

During the six months ended June 30, 2004, general and administrative expenses increased to $10.7 million, as compared to $5.7 million, an increase of $5.0 million or 88.7 percent. During the quarter ended June 30, 2004, general and administrative expenses increased to $5.7 million, as compared to $3.5 million for the same period in 2003, an increase of $2.2 million or 61.2 percent. However, general and administrative expenses, as a percentage of total revenues, for the quarter ended June 30, 2004 and 2003, decreased somewhat, at 1.4 percent and 3.3 percent during 2004 and 2003, respectively (1.7 percent and 2.7 percent for the six months ended June 30, 2004 and 2003, respectively). This decrease, as a percentage of total revenues, was primarily due to the efficiencies of scale created as we acquired additional Properties, primarily KSL, during the six months ended June 30, 2004 and the year ended December 31, 2003.

For the quarter and six months ended June 30, 2004, we recorded $7.1 million for expenses related to the Underwritten Offering and Listing, which were postponed , and for two acquisition transactions we are no longer considering. See “Liquidity and Capital Resources” for more information regarding the Underwritten Offering and the Listing.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of the outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In conjunction with the repurchase of $78.5 million of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the quarter ended June 30, 2004 for the early participation payment relating to these term notes. For additional information see “Liquidity and Capital Resources”.

Losses from Unconsolidated Subsidiaries

Losses from unconsolidated subsidiaries decreased to $6.0 million from $8.5 million for the six months ended June 30, 2004 and 2003, respectively and to $3.4 million from $4.8 million for the quarters ended June 30, 2004 and 2003, respectively.

The following presents our equity in earnings and (losses) from unconsolidated subsidiaries for the quarters ended June 30, 2004 and 2003 (in thousands):

Subsidiary	2004	2003	Increase/(decrease) in equity in earnings/losses
WB Resort Partners, LP*	$(2,176)	$(2,902)	$726
Desert Ridge Resort Partners, LLC*	(267)	(936)	669
CY-SF Hotel Parent, LP	(265)	(360)	95
Other Joint Ventures	(689)	(598)	(91)
Total	$(3,397)	$(4,796)	$1,399

*                    One of the limited partners and members in each of these entities with a significant percentage of the remaining ownership interest is an affiliate of the parent company of the advisor, CNL Hospitality Corp.

The following presents our equity in earnings and losses from unconsolidated subsidiaries for the six months ended June 30, 2004 (in thousands):

Subsidiary	2004	2003	Increase/(decrease) in equity in earnings/losses
WB Resort Partners, LP*	$(4,097)	$(5,277)	$1,180
Desert Ridge Resort Partners, LLC*	128	(1,267)	1,395
CY-SF Hotel Parent, LP	(922)	(996)	74
Other Joint Ventures	(1,141)	(949)	(192)
Total	$(6,032)	$(8,489)	$2,457

*                    One of the limited partners and members in each of these entities with a significant percentage of the remaining ownership interest is an affiliate of the parent company of the advisor, CNL Hospitality Corp.

Losses were primarily due to net losses incurred by WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property. Operating results during 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in average daily rates and (iii) increases in productivity and cost controls, however, the Property has continued to be negatively impacted by current economic conditions and a decline in tourism from Asian markets. The Property continues to generate net operating income which is expected to increase as these markets improve.

Desert Ridge Resorts Partners, LLC, which owns the JW Marriott Desert Ridge Resort and Spa Property, opened in November 2002. Operating results during 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in average daily rates and (iii) increases in productivity and cost controls.

The operating results of the Courtyard in the San Francisco Property, owned by CY-SF Hotel Parent, LP, showed little improvement in operating results and continued to experience losses during 2004, as compared to the same period in 2003. The Property has continued to be negatively impacted by current economic conditions in the San Francisco market and a decline in tourism from other Pacific Rim markets. The Property continues to generate net operating income which is expected to increase as these markets improve.

In addition, we have continued to incur losses at CTM Partners, LLC, which owns a majority interest in a joint venture that owns the rights to the Mobil Travel Guide. Losses are expected to continue until CTM Partners, LLC begins to generate sufficient revenues to offset its initial startup costs.

Discontinued Operations

In connection with the acquisition of RFS, we decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the financial results for these Properties are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In July 2004, we sold two Properties, the Hampton Inn in Omaha, Nebraska and the Comfort Inn in Marietta, Georgia to unaffiliated parties for a total gross proceeds of $11.3 million resulting in a net gain of $0.4 million. The net proceeds were used to pay down a portion of the $1.1 billion KSL Short-Term Loan. We are actively seeking purchasers for the other four Properties.

The operating results of discontinued operations were as follows (in thousands):

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Hotel revenues	$3,422	$6,315
Hotel expenses	(2,438)	(4,742)
Income from discontinued operations	$984	$1,573

Income Taxes

We recorded income tax expenses of $0.3 million during quarter ended June 30, 2004 and an income tax benefit of $0.8 million during the six months ended June 30, 2004 as a result of the TRS operations of certain of our Properties. The expense during the second quarter was due to taxable income being realized at certain TRS subsidiaries where Property operating results have improved. We increased the valuation allowance from $10.0 million as of December 31, 2003 to $27.1 million as of June 30, 2004. This increase is due to us not having a historical track record of taxable income on most of our new TRS subsidiaries. We do not intend to recognize these deferred tax assets until we feel that their value is supportable through regular periods of taxable income.

Earnings Per Share

Earnings per share for the six months ended June 30, 2004 decreased $0.06 from $0.10 for the six months ended June 30, 2003 to $0.04. The decrease was primarily due to the following:

(i)    Loss on extinguishment of debt of $14.0 million which reduced earnings per share $0.10; and

(ii)   Transactions costs of $7.1 million related to the Underwritten Offering and acquisitions that we are no longer pursuing which reduced earnings per share $0.05.

These expenses were offset by a gain on the sale of common stock of $8.0 million which increased earnings per share $0.06. Excluding these three individual transactions would have resulted in an increase in earnings per share to $0.10 and $0.13 for the quarter and six months ended June 30, 2004, respectively.

Funds from Operations

We consider FFO (and FFO per diluted share) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses and impairment losses incurred to write-down assets to their fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously, such losses were excluded from FFO consistent with the treatment of gains and losses on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common stockholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. We adopted the modifications to the definition of FFO effective with our reported results for the first quarter of 2004. To date, we have had no losses or other impairments on asset sales.

In calculating FFO, net income is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO and FFO per diluted share for the quarter and six months ended June 30 (in thousands except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004(1)(3)	2003(2)	2004(1)(3)	2003(2)
Net income	$2,194	$983	$5,164	$7,420
Adjustments:
Effect of unconsolidated subsidiaries	3,573	3,441	7,143	6,712
Effect of minority interest	(3,009)	(1,399)	(6,048)	(2,622)
Depreciation and amortization of real estate assets	42,855	14,575	73,695	27,278
Funds from operations	$45,613	$17,600	$79,954	$38,788
Funds from operations per share (basic and diluted)(4)	$0.30	$0.23	$0.56	$0.54
Weighted average shares (basic and diluted)(4)	151,550	76,834	143,613	71,904

(1)          Results of operations for the quarter and six months ended June 30, 2004 does not include $4.5 million in net cash flows received for member deposits.

(2)          Historical financial statements have been restated for the effect of adopting Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities.”

(3)          Results of operations for the quarter and six months ended June 30, 2004, do not exclude the following non-hotel operating revenue and expenses:

(i)            Gain of $8.0 million from the sale of common stock;

(ii)        Loss of $14.0 million from the extinguishment of debt; and

(iii)    Transaction costs of $7.1 million related to the write off of capitalized costs related to the Underwritten Offering and two acquisitions that the Company is no longer pursuing.

(4)          All share and per share amounts reflect the effect of the reverse stock split.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization EBITDA is defined as income (losses) from continuing operations excluding: (i) interest expense, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial performance of our portfolio. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to interest rate changes or increased borrowings. EBITDA should be considered only as a supplement to net income (computed in accordance with GAAP) as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.

The following is a reconciliation of net income to EBITDA for the quarter and six months ended June 30 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004(1)(3)	2003(2)	2004(1)(3)	2003(2)
Net income	$2,194	$983	$5,164	$7,420
Adjustments:
Interest and loan cost amortization	43,838	11,199	69,956	19,703
Income tax expense (benefit)	309	—	(811)	—
Depreciation and amortization	45,334	14,575	76,224	27,278
EBITDA	$91,675	$26,757	$150,533	$54,401

(1)          Results of operations for the quarter and six months ended June 30, 2004 does not include $4.5 million in net cash flows received for member deposits.

(2)          Historical financial statements have been restated for the effect of adopting Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities.”

(3)          Results of operations for the quarter and six months ended June 30, 2004, do not exclude the following non-hotel operating revenue and expenses:

(i)            Gain of $8.0 million from the sale of common stocks;

(ii)        Loss of $14.0 million from the extinguishment of debt;

(iii)    Transaction costs of $7.1 million related to the write off of capitalized costs related to the Underwritten Offering and two acquisitions that the Company is no longer pursuing.

In accordance with FASB 144, we did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, we would have recorded depreciation of approximately $0.9 million for the six months ended June 30, 2004.

Hotel and Resort Operating Statistics

The following table presents, by industry segment, our portfolio of 129 properties (excluding six held for sale and one under construction) and associated inventory of rooms as of June 30, 2004 (based on Smith Travel chain scale segments):

Industry Segment	Properties	Rooms
Luxury Resorts	5	2,970
Upper Upscale	36	14,165
Upscale	52	9,120
Midscale	36	5,129
Total	129	31,384

During the six months ended June 30, 2004, a significant portion of our rental income and hotel and resort revenues was earned from Properties managed by three key third-party managers. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of any one of these three management companies could significantly impact our results of operations. We believe that the risk of such a failure will be reduced through future acquisitions and diversification.

Our results of operations are highly dependent upon the operations of our hotel and resort Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as revenue per available room (“RevPAR”), average daily room rate (“ADR”) and occupancy. These statistics are compared with historical and budgeted statistics as well as those for our industry and peer groups. Comparable hotels are defined as Properties owned by us during the entirety of both periods being compared. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for many hotels and resorts. We closely monitor what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability. The data available to make comparisons is limited by the amount, timing and extent of recent acquisitions we have made.

The following tables present information related to our Properties by chain scale segment (as defined by Smith Travel Research) for the quarter and for the six months ended June 30, 2004. For hotels and resorts that we acquired during the periods presented, unaudited hotel and resort occupancy, ADR and RevPAR are presented for the period during which we owned the Properties.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Quarter Ended June 30, 2004

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort	5	76.4%	$257.69	$196.78
Upper Upscale	32	72.6%	127.00	92.15
Upscale	41	77.7%	95.45	74.18
Midscale	33	72.0%	76.85	55.32
Total Consolidated	111	74.2%	127.66	94.71
Unconsolidated	3	80.7%	156.60	126.43
Subtotal	114	74.8%	130.55	97.65
Triple Net Lease(2)	15	76.0%	91.94	69.91
Total	129	74.9%	$126.72	$94.94

(1)          Excludes six properties held for sale (two of which were sold subsequent to June 30, 2004) and one under construction.

(2)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Six Months Ended June 30, 2004

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort	5	76.0%	$259.55	$197.26
Upper Upscale	32	70.0%	127.99	89.53
Upscale	41	74.2%	96.18	71.39
Midscale	33	69.4%	76.91	53.40
Total Consolidated	111	71.5%	121.68	86.96
Unconsolidated	3	79.8%	162.80	129.96
Subtotal	114	72.3%	126.17	91.22
Triple Net Lease(2)	15	73.6%	92.86	68.34
Total	129	72.4%	$122.66	$88.85

(1)          Excludes six properties held for sale (two of which were sold subsequent to June 30, 2004) and one under construction.

(2)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following tables present information related to our Comparable Properties. We define comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared. We consider 60 properties comparable for the quarter ended June 30, 2004, and 55 properties comparable for the six months ended June 30, 2004.

Unaudited Property Operating Data—Comparable Properties(1)
Continuing Operations(2)
For the Quarter Ended June 30, 2004

	Properties	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Upper Upscale	14	75.9%	6.8	$120.35	2.0%	$91.35	12.0%
Upscale	26	75.9%	6.3	93.02	6.6%	70.62	16.3%
Midscale	5	77.8%	2.3	75.50	3.1%	58.73	6.2%
Total Consolidated	45	76.0%	6.3	106.10	3.9%	80.66	13.4%
Unconsolidated	3	80.7%	15.3	156.60	5.5%	126.43	30.1%
Subtotal	48	77.0%	8.2	117.21	5.3%	90.27	17.9%
Triple Net Lease(3)	12	75.9%	10.0	91.56	2.9%	69.51	18.5%
Total	60	76.8%	8.5	$112.65	4.8%	$86.53	17.9%

(1)          We define Comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared.

(2)          Excludes six Properties held for sale (two of which were sold subsequent to June 30, 2004) and one Property under development as of June 30, 2004.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the quarter ended June 30, 2004, RevPAR for our 48 comparable Properties which were leased to taxable REIT subsidiaries (“TRSs”) (including three owned through unconsolidated TRS subsidiaries) was $90.27, representing an increase of 17.9 percent, as compared to the same period in 2003. This was a result of a 5.3 percent increase in ADR to $117.21 and an 8.2 percent increase in occupancy to 77.0 percent.

Total comparable upper upscale Properties reported a RevPAR increase of 12.0 percent resulting from a 6.8 percent increase in occupancy to 75.9 percent and a 2.0 percent increase in ADR to $120.35. A total of 8 of the 14 upper upscale Properties reported year over year RevPAR increases of greater than 10.0 percent while only two of these Properties reported decreases in RevPAR of 0.9 percent and 8.2 percent.

Total comparable upscale Properties reported a RevPAR increase of 16.3 percent resulting from a 6.3 percent increase in occupancy to 75.9 percent and a 6.6 percent increase in ADR to $93.02. A total of 18 Properties in the upscale chain segment reported RevPAR increases of greater than 10%, while only one Property reported a decrease of less than one percent in year over year RevPAR.

Total comparable midscale Properties reported a RevPAR increase of 6.2 percent resulting from a 2.3 percent increase in occupancy to 77.8 percent and a 3.1 percent increase in ADR to $75.50. Two out of the five midscale Properties reported year over year RevPAR increases of greater than 20 percent while two Properties reported decreases of approximately 11 and 17 percent.

Unaudited Property Operating Data—Comparable Properties(1)
Continuing Operations(2)
For the Six Months Ended June 30, 2004

	Properties	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Upper Upscale	9	73.6%	5.1	$114.84	(0.8)%	$84.56	6.5%
Upscale	26	72.8%	4.4	94.56	5.5%	68.87	12.4%
Midscale	5	78.2%	2.7	75.89	4.8%	59.33	8.6%
Total Consolidated	40	73.5%	4.6	102.05	2.4%	75.06	9.3%
Unconsolidated	3	79.8%	11.3	162.80	7.3%	129.96	24.9%
Subtotal	43	75.0%	6.2	117.34	4.9%	88.04	14.3%
Triple Net Lease(3)	12	72.9%	6.8	92.05	3.1%	67.10	13.7%
Total	55	74.6%	6.3	$112.44	4.6%	$83.89	14.2%

(1)          We define Comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared.

(2)          Excludes six Properties held for sale (two of which were sold subsequent to June 30, 2004) and one Property under development as of June 30, 2004.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the six months ended June 30, 2004, RevPAR for our 43 comparable Properties which were leased to TRSs (including three owned through unconsolidated TRS subsidiaries) was $88.04, representing an increase of 14.3 percent, as compared to the same period in 2003. This was a result of a 4.9 percent increase in ADR to $117.34 and a 6.2 percent increase in occupancy to 75.0 percent.

Total comparable upper upscale Properties reported a RevPAR increase of 6.5 percent resulting from a 5.1 percent increase in occupancy to 73.6 percent offset by a 0.8 percent decrease in ADR to $114.84. Two of the 9 upper upscale Properties reported year over year RevPAR increases of greater than 10.0 percent while four of these Properties reported decreases in RevPAR of between 0.6 percent and 5.7 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.4 percent resulting from a 4.4 percent increase in occupancy to 72.8 percent and a 5.5 percent increase in ADR to $94.56. A total of 15 Properties in the upscale chain segment reported RevPAR increases of greater than 10%, while only two Properties reported decreases in year over year RevPAR of less than three percent.

Total comparable midscale Properties reported a RevPAR increase of 8.6 percent resulting from a 2.7 percent increase in occupancy to 78.2 percent and a 4.8 percent increase in ADR to $75.89. Two out of the five midscale Properties reported year over year RevPAR increases of greater than 10 percent while one reported a decrease of approximately 12 percent.

The following tables present comparative information for 108 Properties owned as of June 30, 2004. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and excludes Properties that: (1) have undergone significant renovations during the reporting periods being compared, (2) have changed reporting periods and therefore results are not comparable on a year-over-year basis, or (3) are held for sale. For 2004 and 2003, we consider 108 of Properties owned on June 30, 2004 to be comparable Properties. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties(1)
Continuing Operations(2)
For the Quarter Ended June 30, 2004

	Properties	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Luxury Resort	5	76.6%	2.8	$258.58	4.6%	$197.99	8.6%
Upper Upscale	26	72.6%	6.9	124.60	0.7%	90.42	11.3%
Upscale	28	75.9%	6.1	92.60	6.6%	70.32	15.9%
Midscale	31	70.7%	(0.5)	74.32	2.6%	52.57	1.8%
Total Consolidated	90	73.5%	4.6	129.99	3.1%	95.55	10.0%
Unconsolidated	3	80.7%	15.3	156.60	5.5%	126.43	30.1%
Subtotal	93	74.3%	5.8	133.13	3.7%	98.91	12.4%
Triple Net Lease(3)	15	76.0%	9.2	91.94	3.0%	69.91	17.2%
Total	108	74.5%	6.2	$128.39	3.5%	$95.64	12.8%

(1)          We define Adjusted Comparable hotels and resorts as Properties owned as of June 30, 2004, and exclude Properties that were opened or underwent significant renovations during the periods being compared, changed reporting periods during the periods being compared, or are held for sale.

(2)          Excludes six Properties held for sale (two of which were sold subsequent to June 30, 2004) and one Property under development as of June 30, 2004.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—Adjusted Comparable Properties(1)
Continuing Operations(2)
For the Six Months Ended June 30, 2004

	Properties	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Luxury Resort	5	76.8%	3.4	$269.29	1.1%	$206.82	5.8%
Upper Upscale	26	70.5%	5.5	130.07	(1.3)%	91.70	7.1%
Upscale	28	72.9%	4.3	94.22	5.4%	68.70	12.0%
Midscale	31	68.3%	(0.0)	74.84	2.4%	51.10	2.3%
Total Consolidated	90	71.5%	3.8	135.40	1.2%	96.85	6.9%
Unconsolidated	3	79.8%	11.3	162.80	7.3%	129.96	24.9%
Subtotal	93	72.4%	4.6	138.69	2.1%	100.45	9.1%
Triple Net Lease(3)	15	73.6%	6.4	92.86	3.0%	68.34	12.8%
Total	108	72.6%	4.8	$133.44	2.1%	$96.83	9.4%

(1)          We define Adjusted Comparable hotels and resorts as Properties owned as of June 30, 2004, and exclude Properties that were opened or underwent significant renovations during the periods being compared, changed reporting periods during the periods being compared, or are held for sale.

(2)          Excludes six Properties held for sale (two of which were sold subsequent to June 30, 2004) and one Property under development as of June 30, 2004.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2004, our principal sources of cash were from funds raised through the sales of common stock in our prior best efforts public offering, long-term borrowings, cash flows from operating activities and net cash received from membership deposits. We use cash primarily to acquire, develop and maintain Properties, to invest in joint ventures, which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status.

Sources of Liquidity and Capital Resources

Historically we have satisfied our liquidity requirements through our common stock offerings, cash flows from operations, our borrowings and cash provided by our credit enhancement arrangements. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. We believe our existing working capital, funds available from borrowings and funds from our revolving line of credit, cash provided by future stock offerings, our operations and funds from our remaining credit enhancement arrangements will be sufficient to meet our liquidity requirements in the short-term. We believe that the sources of debt and equity capital will continue to be available to us in the future to fund our short-term and long-term liquidity needs, however, certain factors such as those discussed in the second paragraph of Item 2., “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” may have a material adverse effect on our access to capital resources. Our ability to incur additional debt is also dependent on a number of factors, including but not limited to our degree of leverage, the value of our unencumbered assets, and borrowing restrictions imposed by our existing lenders, if any. As a result of the 2004 Secured Financings, as discussed below, we expect all of our Properties to be collateralized under the terms of our various debt agreements. Based upon our internal property valuations and third party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt. If we are unable to obtain access such capital, we will be required to take other actions such as those described in “Common Stock Offerings and Debt Financing,” below.

Common Stock Offerings and Debt Financing

We have relied on sales of our common stock to finance a significant portion of our Property acquisitions and other investments. During the six months ended June 30, 2004, we raised approximately $631.0 million in proceeds from our fifth common stock offering, which we refer to as the “2003 Offering” (most of which was raised in late February and early March 2004 immediately prior to the close of our fifth public offering). The 2003 Offering commenced on February 4, 2003 and was completed on March 12, 2004.

In March 2004, we received proceeds from a $33.3 million loan agreement collateralized by our Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.05 percent as of June 30, 2004) plus 3.75 percent and an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property and has been translated to U.S. dollars.

In March 2004, we also received proceeds from a $32.5 million loan agreement collateralized by our Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time, any unpaid principal and interest is due.

In April 2004, we financed the KSL Acquisition in part by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.36 percent as of June 30, 2004) plus 2.75 percent. Interest-only payments are due monthly with the principal due at maturity in January 2005 or April 2005 if we exercise a three-month extension option available subject to the payment of certain fees repayment of $200 million of the principal balance and other conditions. This loan contains restrictive debt covenants, as defined in the debt agreement, which require us to maintain (i) a minimum level of net worth, (ii) leverage ratios below specified levels and (iii) other coverage ratios above specified levels. As of June 30, 2004, we are in compliance with these restrictive debt covenants.

Approximately $35.9 million of the KSL Short-Term Loan was repaid with the proceeds from the April 2004 sale of 2.5 million shares of HT common stock for approximately $25.0 million in gross proceeds and $11.3 million in gross proceeds from the July 2004 sale of two Properties. We anticipate repaying the remaining balance of the KSL Short-Term Loan as discussed in Note 3, “KSL Acquisition.”

In April 2004, as a result of the KSL Acquisition, we became subject to a commercial mortgage loan of $794.0 million (the “Existing KSL Loan”) with various financial institutions collateralized by five of the six Properties acquired. The loan bears floating interest at LIBOR plus 1.71 percent. Interest-only payments are due monthly with the principal due at maturity in May 2005. This loan was assumed with interest rate cap agreements that limit LIBOR to a maximum of 7.0 percent. These agreements have been designated as cash flow hedges.

In August 2004, we executed a loan agreement and other related documents related to a proposed $500.0 million senior secured revolving credit facility intended for general corporate purposes. Our ability to borrow under this loan agreement is subject to certain covenants and conditions, including, the consummation of our Underwritten Offering, which have not been satisfied. There can be no assurance that these conditions will be satisfied or that the loan will close. We have incurred certain costs in connection with executing this loan agreement, subsequent to the end of the second quarter. We expect this proposed facility will not be executed and, therefore, we expect to write off these fees in the third quarter of 2004.

In August 2004, we obtained a commitment from a lender to repay the KSL Short-Term Loan and the Existing KSL Loan with two loans with total proceeds of $1.8 billion, which include a secured mortgage loan of approximately $1.45 billion (the “Secured Mortgage Loan”) and a secured credit facility of $375.0 million (the “Secured Credit Facility”)(collectively referred to as the “2004 Secured Financings”). The Secured Mortgage Loan is expected to have a terms of two years with three additional one-year extensions at our option, which will be collateralized by five of our Properties and will bear interest at a floating rate equal to LIBOR, plus no more than 325 basis points. The Secured Credit Facility is expected to mature in two years with an additional six-month extension and will bear interest at a floating rate equal to LIBOR, plus no more than 300 basis points. Upon closing, we also intend to enter into interest rate protection agreements with respect to the Secured Mortgage Loan that will fix the interest rate at 6.00 percent per annum on $725.0 million of the principal amount (based on rates as of August 6, 2004) for two years and would cap LIBOR on the remaining $725.0 million of principal at 7.50 percent per annum for two years. These loans are expected to close no later than September 30, 2004, subject to the satisfaction of certain conditions. We will use the 2004 Secured Financings to repay the KSL Short-Term Loan which is due in January 2005. There can be no assurance that the conditions to the loans will be met or, if met, that the loans will close. If these loans do not close, we will be required to take other actions in order to repay the KSL Short-Term Loan which may include, but are not limited to: (i) exercising our three-month extension option which requires us to among other things repay $200 million in January 2005 and extends the maturity of the remaining balance to April 2005; (ii) attempting to raise additional capital through a best-efforts or other common stock offering; (iii) attempting to obtain debt financing from other sources; or (iv) selling certain Properties.

As of June 30, 2004, net proceeds to us from our five public offerings, loan proceeds and capital contributions from CNL Hospitality Corp. since our inception after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $4.7 billion. We have used net offering proceeds, and proceeds from long-term financing, to invest in 136 Properties located in 37 states, the District of Columbia, and Canada. As of June 30, 2004, we had approximately $86.7 million in cash available for investment in additional Properties or for other general corporate purposes.

In April 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) for an underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, we filed an amendment to the  registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. We also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with our existing outstanding common shares (the “Listing”). With respect to the Listing application, we were approved by the NYSE and although we have not withdrawn the application, the application process has not been completed. On August 3, 2004, due to market conditions, we postponed the Underwritten Offering and the Listing. As a result, we have written off $5.6 million in offering costs relating to the Underwritten Offering.

We filed a registration statement on Form S-11 in July 2003 (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock at $10 per share ($4 billion)(the “2004 Offering”) pursuant to a best efforts offering (without giving effect to the reverse stock split). As a result of the postponement of the Underwritten Offering and Listing, we have not yet determined whether we will proceed with filing with the Commission a pre-effective amendment to our registration statement on Form S-11 or with the request of effectiveness of such registration statement. The registration statement relating to these securities has not yet become effective, and these securities may not be sold nor may offers to buy be accepted prior to the time, if any, the registration statement becomes effective.

Operating Leases

In March 2004, the third-party tenants affiliated with Marriott for ten of our Properties with combined annual net operating income of $13.0 million (for the year ended December 31, 2003) and annual base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, we are negotiating with those tenants for the acquisition of the leasehold interests and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. These Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. Under the assignments we will return the security deposits of $3.2 million received in connection with the current agreements. In connection with the related management agreement, we anticipate receiving minimum return guarantees. In August 2004, we took assignment of leasehold interests for six of these Properties and we expect to take assignment of the other four Properties during the third quarter of 2004. The six Properties were transitioned to TRS entities, and subsequently the results of operations of these hotels will be reflected in our consolidated statements of income in lieu of the rental income that was being recorded. As of August 3, 2004, we have received all rental payments from these Properties as they become due.

Investments

In 2003, we invested $19.0 million in 190,266 million shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004 this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In

April 2004, we exercised our right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold had a cost basis of $17.0 million, generated $25.0 million in gross proceeds and resulted in a gain of $8.0 million. The proceeds were used to pay down the KSL Short-Term Loan. We continue to own 316,000 million shares of HT common stock with a cost basis of $2.1 million. We are also a majority owner in a partnership with HT that owns one Property in New York, New York.

Membership Deposits

Our cash flows and financial condition include the receipt of member deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our hotels and resorts. Under our membership programs, deposits generally become refundable upon:

•       Demand by the member after 30 years in the program;

•       The sale of the member’s home in the resort community when the home buyer purchases a new membership;

•       The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or

•       In case of a member’s death, a request for refund by the surviving spouse.

Under the ““Four-for-One” program, a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit. However, our obligation to repurchase a membership and refund the deposit occurs only after we have sold four new memberships for each member who has requested a refund under this program.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties, including:

•       Repayment of the KSL Short-Term Loan, due in January 2005;

•  Repayment of the Existing KSL Loan, which must be repaid simultaneously with the execution of the 2004 Secured Financings;

•       Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;

•       Interest expense and scheduled principal payments on our indebtedness;

•       Acquisition of Properties;

•       Capital expenditures to improve our Properties;

•       Retirement of other mortgage loans or unsecured debt and repayment of amounts borrowed under our revolving line of credit;

•       Refunding of member deposits;

•       Existing development activities; and

•       Recurring repairs and maintenance expenditures required to maintain our Properties.

We expect to meet our short-term liquidity needs through a combination of the following:

•       Executing the 2004 Secured Financings;

•       Cash on hand;

•       Cash provided by operations;

•       Our existing revolving line of credit;

•       Net proceeds from future stock offerings;

•       Proceeds from other debt offerings;

•       Deposits from our membership programs;

•       Reserves established for the replacement of furniture, fixtures and equipment; and

•       The disposition of our assets held for sale.

We intend on using the 2004 Secured Financings to repay the KSL Short-Term Loan which is due in January 2005. There can be no assurance that the closing conditions related to these loans will be met or that the loans will close. If the loans do not close, we will be required to take other actions in order to repay the KSL Short-Term Loan which may include, but are not limited to: (i) exercising our three-month extension option which requires us to among other things repay $200 million in January 2005 and extends the maturity of the remaining balance to April 2005; (ii) attempting to raise additional capital through a best-efforts or other common stock offering; (iii) attempting to obtain debt capital from other sources; or (iv) selling certain Properties.

During the remainder of 2004, we expect to spend $43.8 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $53.9 million for renovations, which is expected to be funded from the other sources listed below.

We plan to utilize proceeds from borrowings to fund distributions when cash flow from operations is not sufficient. We expect to borrow to fund distributions to stockholders at least through the end of 2004. In order to remain qualified as a REIT, we are required to distribute at least 90 percent of our taxable income, excluding net capital gains, to stockholders. We pay distributions to our stockholders on a quarterly basis pursuant to our distribution policy, as more fully described under “Distribution Policy”.

We expect to meet our long-term liquidity needs through a combination of the following:

•       Our ability to refinance borrowings on our Properties;

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

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our wholly owned subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, we solicited consents to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding. In conjunction with the repurchase of the term notes, we recorded a loss on extinguishment of debt of approximately $14.0 million during the quarter ended June 30, 2004 for the premium to retire these term notes.

KSL Acquisition

On April 2, 2004, through CNL Resort Acquisition Corp., our wholly owned subsidiary, we acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the Existing KSL Loan. For additional information, see “Liquidity and Capital Resources—Common Stock Offerings and Debt Financing” above), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration has been accrued and is expected to be paid out in the third quarter of fiscal 2004, relating to the final adjustment of the working capital balance included in the purchase price.

In connection with this transaction, we obtained the following Properties:

Property	Location	# of Rooms
Grand Wailea Resort and Spa	Wailea, Hawaii	780
La Quinta Resort and Club and PGA West	La Quinta, California	617
Doral Golf Resort and Spa	Miami, Florida	692
Arizona Biltmore Resort and Spa	Phoenix, Arizona	606
Claremont Resort and Spa	Berkeley, California	279
Emerald Pointe Resort	Lake Lanier Islands, Georgia	246
		3,220

We financed this transaction by using $367.5 million from sales of common stock from its prior common stock offering which ended in March 2003 (referred to as the 2003 Offering, see Note 12 “Stockholders’ Equity” for additional information related to this offering) and by obtaining a $1.1 billion short-term loan (the “KSL Short-Term Loan”) with an interest rate of LIBOR (one-month LIBOR was equal to 1.36 percent as of June 30, 2004) plus 2.75 percent. The KSL Short-Term Loan matures in January 2005 and the loan includes a three-month extension available subject to the payment of certain fees and other conditions. The KSL Short-Term Loan agreement includes certain covenants which, among other things, prohibit the incurrence of additional debt during the term. In August we obtained a commitment from a third party lender to repay the KSL Short-Term Loan and the Existing KSL Loan with the 2004 Secured Financings. The Secured Mortgage Loan is expected to have a term of two years with three additional one year extensions available at our option, which will be collateralized by five of the Company’s Properties and will bear interest at a floating rate equal to LIBOR, plus no more than 325 basis points. The Secured Credit Facility is expected to mature in two years and include an additional six month extension and will bear interest at a floating rate equal to LIBOR, plus no more than 300 basis points and is collateralized by approximately 35 Properties. Upon closing, we also intend to enter into interest rate protection agreements with respect to the Secured Mortgage Loan that will fix the interest rate at 6.00 percent per annum on $725.0 million of the principal amount (based on rates as of August 6, 2004) for two years and would cap LIBOR on the remaining $725.0 million of principal at 7.50 percent per annum for two years. These loans are expected to close no later than September 30, 2004, subject to the satisfaction of certain conditions. We will close the 2004 Secured Financings to repay the KSL Short-Term Loan which is due in January 2005. There can be no assurance that these conditions will be satisfied or, if satisfied, that the loans will close. If these loans do not close, we will be required to take other actions in order to repay the KSL Short-Term Loan which may include, but are not limited to (i) exercising our three-month extension option which requires us to repay $200.0 million in January 2005 and extends the maturity of the remaining balance to April 2005; (ii) attempting to raise additional capital through a best-efforts or other common stock offering; (iii) attempting to obtain debt financing from other sources; or (iv) selling certain Properties.

Distributions

During the six months ended June 30, 2004 and 2003, we generated cash from operations of $98.4 million and $45.1 million, respectively. During the six months ended June 30, 2004 and 2003, we declared and paid distributions to our stockholders of $109.4 million and $54.4 million, respectively. The increase in distributions during the six months ended June 30, 2004, as compared to the same period in 2003, was due to the increase in the average outstanding common shares during the six months ended June 30, 2004 and the year ended December 31, 2003, and an increase in cash flows resulting from the additional Properties acquired during the six months ended June 30, 2004 and the year ended December 31, 2003. Cash flows from financing activities during the six months ended June 30, 2004, was $1.5 billion including $0.6 billion in subscriptions received from stockholders and $1.1 billion in proceeds from mortgage loans net of repayments. Cash flows used in investing activities during the six months ended June 30, 2004, was $1.5 billion including $1.4 billion paid in connection with the KSL Acquisition.

During the six months ended June 30, 2004, $10.7 million in cash flows from operating activities was supported by credit enhancements.

On July 31, 2004, we declared a distribution to stockholders of record on August 2, 2004 of $19.7 million, or $0.129167 per share, payable by September 30, 2004. Our distribution policy may change, and/or distributing levels may be reduced further, in the future.

Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the six months ended June 30, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because our acquisition strategy has focused on opportunistically investing in larger portfolios, which allowed us to obtain increased efficiencies as we invested the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which caused equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases. In addition, many of the larger Properties that we are currently operating through joint ventures are undergoing renovations or have recently been renovated and as a result the cash distributions that we received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share. Management expects this trend to continue in 2004 as additional capital improvements are made and the renovated Properties stabilize. In addition, during the first quarter the operations of our Properties have been adversely affected by the economic downturn and consequently cash distributions from joint ventures may be delayed if economic recovery is further delayed. During the six months ended June 30, 2004, $10.7 million in cash flows from operating activities was supported by credit enhancements which, in conjunction with $11.0 million in proceeds from long-term borrowings, were used to fund a portion of our distributions. We expect to continue to borrow money to make distributions to our stockholders at least through the end of 2004. To maintain our qualification as a REIT under the Code, we are required to make annual distributions to our stockholders of at least 90% of our taxable income excluding net capital gains.

For the six months ended June 30, 2004 and 2003, 23 percent and 36 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and 77 and 64 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2004 and 2003 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Related Party Transactions

We may compete with certain of our affiliates who may seek to acquire properties that, while not directly in our industry segment, could satisfy our acquisition criteria. CNL Income properties, Inc. (“CIP”), an affiliate of one of our directors, will seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, a leisure property could contain a hotel or resort that satisfies our acquisition criteria. In the event that a leisure property which includes a hotel or resort becomes available and the property is a suitable investment for both CIP and the Company, CIP has given us a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and us, we have been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months was generated by hotels or resorts. CIP may revoke our right of first offer at any time.

We may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed affiliate of one our directors. It is our understanding that our external advisor, CNL Hospitality Corp., expects to enter into an advisory agreement to advise CHP2, a REIT, on the selection, acquisition and management of properties in the upscale, midscale and economy industry segments. While CHP2, a REIT, will primarily target properties in industry segments that are not in our targeted industry segments, the possibility exists that an available property or portfolio of properties could satisfy both our acquisition criteria and those of CHP2. To address this conflict, the advisory agreement with CHP2, as drafted but currently not executed, is expected to include the following terms:

•       CHP2 will grant us a right of first offer on:

(1)         in the case of a single property, any luxury or upper upscale property acquisition opportunity; and

(2)         in the case of a portfolio of properties, any portfolio of which 50% or more of its revenues during the prior 12 months were derived from luxury hotels and resorts or upper upscale properties.

•       We will grant CHP2 a right of first offer on:

(1)         in the case of a single property, any upscale, midscale or economy property acquisition opportunity; and

(2)         in the case of a portfolio of properties, any portfolio of which 50% or more of its revenues during the prior 12 months were derived from upscale, midscale or economy properties.

In connection with the KSL Acquisition the Company acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. On occasion the Company’s external advisor, CHC, rents the plane from the unaffiliated third party on an arms-length basis and in connection with the rental activity the Company receives income related to the charges incurred by CHC.

Commitments and Contingencies

In the course of the our ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us from our operations, offerings and from unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals), cannot be predicted with certainty, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

As of June 30, 2004, we have also had commitments to (i) complete construction on one Property with remaining costs estimated to be $8.4 million, which is expected to be completed in the third quarter of 2004, and (ii) to fund furniture, fixture and equipment replacements and capital improvements. We are also committed to fund our pro rata share of working capital short falls and construction commitments for our joint ventures, if short falls arise. During the six months ended June 30, 2004, we did not make any significant contributions to our joint ventures.

Commitments and Contingencies—CNL Hospitality Corp. Merger:

In April 2004, a subsidiary of ours also entered into a merger agreement (the "Merger Agreement”) with our advisor, CNL Hospitality Corp. (“CHC”). The Merger Agreement provides, among other things, that in the merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of our common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of $10.5 million of debt as well as CHC’s other liabilities. Completion of the merger with CHC is subject to the satisfaction or waiver (where permissible) of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the merger has not been consummated.  Accordingly, there can be no assurance that the merger will be consummated or if consummated, the timing thereof.

In connection with the Merger Agreement, we also entered into employment agreements with certain of CHC's officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the merger. We have reserved 1,788,000 shares of our common stock for issuance as deferred stock awards pursuant to the terms of our 2004 omnibus long term incentive plan to be administered by the compensation committee. The initial term of these employment agreements terminates on December 31, 2007.  Since as of the date of this filing the merger has not been consummated, these employment agreements are not yet effective.

Events Subsequent to June 30, 2004

On July 30, 2004, we held our annual meeting and our stockholders approved the following proposals:

I.                                The election of nominees to our Board of Directors;

II.                           The merger with CNL Hospitality Corp. pursuant to the terms of our merger agreement;

III.                      An amendment to our Articles of Incorporation to increase the number of authorized equity shares and change our to CNL Hotels & Resorts, Inc.;

IV.                      An amendment and restatement of our Articles of Incorporation that requires the affirmative vote of holders of a majority of our outstanding common shares to modify certain provisions;

VI.                      The adoption of our 2004 omnibus long-term incentive plan; and

VII.                 An amendment to our Articles of Incorporation to effect a one-for-two reverse stock split.

Further, at the annual meeting of stockholders held on July 30, 2004, the proposal to amend our charter and bylaws which requires the affirmative vote of the holders of at least two-thirds of our outstanding common shares did not receive a sufficient vote and the meeting was adjourned until August 27, 2006 at 3:00 pm with respect to this proposal for purposes of soliciting additional proxies.

The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $.01 per share. All share and per share information within “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section  and in the accompanying financial statements has been retroactively adjusted to give effect to the reverse stock split.

On July 31, 2004, we declared a distribution to stockholders of record on August 2, 2004 of $19.7 million, or $0.129167 per share, payable by September 30, 2004. See Liquidity and Capital Resources, “Distributions” for more information.

In July 2004, we used $25.0 million from the sales proceeds of the HT common stock and $10.9 million from the sales proceeds of two Properties we sold to pay down a portion of the $1.1 billion KSL Short-Term Loan obtained to finance the KSL Acquisition.

In August 2004, we obtained commitment from a lender to repay the KSL Short-Term Loan and the KSL Existing Loan with two loans with total proceeds of $1.8 billion. The closing of these loans is subject to certain closing conditions. There can be no assurance that these conditions will be satisfied or that the loan will close. For additional information regarding these loans, see Liquidity and Capital Resources, “Common Stock Offerings and Debt Financing”.

Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of June 30, 2004 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$6,493	$2,228,497	$735,251	$535,798	$3,506,045
Capital Lease Obligations	1,309	3,720	2,606	21,401	29,036
CHC Merger	29,700	—	—	—	29,700
	37,502	2,232,217	737,863	557,199	3,564,781

Off-Balance Sheet Arrangements

We do not have any significant off—balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments, including our revolving line of credit, for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$5,685	$8,487	$9,159	$274,303	$138,217	$535,803	$971,654	$992,490
Average interest rate	7.74%	7.59%	7.60%	6.68%	6.77%	6.77%
Variable Rate	$804	$1,911,156	$299,695	$32,736	$290,000	$0	$2,534,391	$2,534,391
Average interest rate	4.96%	4.22%	4.30%	6.25%	4.21%	n/a
Total Debt	$6,489	$1,919,643	$308,854	$307,039	$428,217	$535,803	$3,506,045

We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Debt Financing” section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges.

Management estimates that a one-percentage point increase in interest rates for the six months ended June 30, 2004, and the year ended December 31, 2003 would have resulted in additional interest costs of $12.7 million and $7.7 million, respectively. During the six months ended June 30, 2004, we had additional interest costs primarily due to debt acquired as the result of the KSL Acquisition. We financed the KSL Acquisition by obtaining a $1.1 billion short-term loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.36 percent as of June 30, 2004) plus 2.75 percent. In addition, we assumed a commercial mortgage loan of $794.0 million with various financial institutions collateralized by five of the six Properties acquired. The loan bears floating interest rates ranging from LIBOR plus 0.55 percent to LIBOR plus 2.85 percent. This loan was assumed with an interest rate cap agreement that limits LIBOR to a maximum of 7.0 percent. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

In addition, we have issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages payable and notes payable under permanent financing arrangements at June 30, 2004 and December 31, 2003, approximated the outstanding principal amount of $2.5 billion and $822.3 million, respectively. The increase in the estimated fair value of the amounts outstanding was primarily due to debt acquired as the result of the KSL Acquisition. Fair value was determined based on market prices as of June 30, 2004 and December 31, 2003.

Item 4.   Controls and Procedures

Quarterly Evaluation.   Management carried out an evaluation as of June 30, 2004 of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which management refers to as the Company’s disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this quarterly report.

Principal Executive Officer and Principal Financial Officer Certifications.   Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are Certifications of the Company’s Principal Executive Officer and Principal Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.   Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s board; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

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

Conclusions.   Based upon the evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2004 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to management, including the Company’s Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding the required disclosure.

During the six months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   Other Information

Item 1.   Legal Proceedings.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted the Company’s motion for summary judgment and has dismissed all claims against the Company.

In the course of the Company’s ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from its operations, offerings and from unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan(a)
April 1, 2004 through April 30, 2004	—	$—	—	2,504,358
May 1, 2004 through May 30, 2004	—	—	—	2,504,358
June 1, 2004 through June 30, 2004	93,500	19.00	93,500	2,991,538
Total	93,500		93,500

(a)           Redemption Plan (from April 1, 2004 through June 15, 2004).

Redemption of Shares.   Any stockholder who had held shares for not less than one year (other than the Advisor) could present all or any portion equal to at least 25 percent of such shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company’s redemption plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan).  At such time, the Company, at its sole option, redeemed such shares presented for redemption for cash to the extent it had sufficient funds available. If we elected to redeem shares, the following conditions and limitations applied. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter were used to redeem shares presented for redemption during such quarter. In addition, we were able to, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. Any amount of offering proceeds which was available for redemptions, but which was unused, could be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, could the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of such 12-month period.

Insufficient Funds.   In the event there are insufficient funds to redeem all of the Shares for which redemption requests have been submitted, the Company plans to redeem the Shares in the order in which such redemption requests have been received. A stockholder whose Shares are not redeemed due to insufficient funds can ask that the request to redeem the Shares be honored at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such Shares will be redeemed before any subsequently received redemption requests are honored. Alternatively, a stockholder whose Shares are not redeemed may withdraw his or her redemption request. Stockholders will not relinquish their Shares until such time as the Company commits to redeeming such Shares.

Excess Funds.   If the full amount of funds available for any given quarter exceeds the amount necessary for such redemptions, the remaining amount shall be held for subsequent redemptions unless such amount is sufficient to acquire an additional Property (directly or through a Joint Venture) or to invest in additional Mortgage Loans, or is used to repay outstanding indebtedness. In that event, we may use all or a portion of such amount to acquire one or more additional Properties, to invest in one or more additional Mortgage Loans or to repay such outstanding indebtedness, provided that the Company (or, if applicable, the Joint Venture) enters into a binding contract to purchase such Property or Properties or invests in such Mortgage Loan or Mortgage Loans, or uses such amount to repay outstanding indebtedness, prior to payment of the next Distribution and the Company’s receipt of requests for redemption of Shares.

Termination of Plan.   The Company’s board of directors amended the plan on June 15, 2004.

(b)          Redemption Plan (June 16, 2004 through June 30, 2004).

Redemption of Shares.   As per amended and restated redemption plan, prior to such time, if any, as a listing of shares of the Company on a national securities exchange, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25 percent of such shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company’s amended and restated redemption plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at its sole option, redeem such shares presented for redemption for cash to the extent it has sufficient funds available. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of such 12-month period.

Insufficient Funds.   In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem the shares, it will redeem the shares on a pro rata basis at the end of each quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to the Company until such time as the Company commits to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to the Company, a stockholder may withdraw his or her redemption request.

Excess Funds.   If the full amount of funds available for any given quarter exceeds the amount necessary for such redemptions, the remaining amount shall be held for subsequent redemptions unless such amount is sufficient to acquire an additional property (directly or through a joint venture), or to invest in additional mortgage loans, or is used to repay outstanding indebtedness. In that event, we may use all or a portion of such amount to acquire one or more additional properties, to invest in one or more additional mortgage loans or to repay outstanding indebtedness, provided that the Company (or, if applicable, the joint venture) enters into a binding contract to purchase such property or properties or invests in such mortgage loan or mortgage loans, or uses such amount to repay outstanding indebtedness, prior to the time the Company has selected for the next redemption of shares.

Termination of Plan.   The redemption plan will terminate, and the Company will no longer accept shares for redemption, when a listing of shares of the Company on a national securities exchange or over-the-counter market occurs. The Company’s board of directors, in its sole discretion, may amend or suspend the redemption plan at any time it determines that such amendment or suspension is in the Company’s best interest.

Item 3.   Defaults upon Senior Securities.

Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held in Orlando, Florida on July 30, 2004.

Eight proposals were submitted to a vote of stockholders and the stockholders’ vote count as of July 30, 2004, and the number of common shares voted for and against each of the proposals is set forth below (not giving effect to the reverse stock split).

I.                                The Director Proposal:   the election of each of the nominees to our board to hold office until the 2005 Annual Meeting of Stockholders.

	Approved	Withheld
James M. Seneff, Jr.	188,091,020	3,141,707
Robert A. Bourne	188,101,924	3,130,803
Thomas J. Hutchison III	188,010,735	3,221,992
John A. Griswold	188,065,955	3,166,772
James Douglas Holladay	188,129,145	3,103,582
Jack F. Kemp	187,813,833	3,418,894
Craig M. McAllaster	188,115,323	3,117,404
Dianna F. Morgan	188,028,144	3,204,583
Robert E. Parsons, Jr.	188,086,854	3,145,873

The following persons are directors who currently serve on the Company’s board and whose term of office as a director continued after the meeting:

James M. Seneff, Jr.

Robert A. Bourne

Craig M. McAllaster

Robert E. Parsons, Jr.

II.                           The Merger Proposal:   the approval of the merger of the advisor with and into the Company’s subsidiary, CNL Hospitality Properties Acquisition Corp., pursuant to the Company’s merger agreement.

For	Withheld	Abstentions
183,575,535	3,725,065	3,932,127

III.                      The Authorized Shares Proposal:   the approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized equity shares from 516,000,000 shares (consisting of 450,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares) to 3,675,000,000 shares (consisting of 3,000,000,000 common shares, 75,000,000 preferred shares and 600,000,000 excess shares);

For	Withheld	Abstentions
180,203,834	6,764,159	4,264,734

IV.                      The Majority Vote Charter Amendment Proposal:   the approval of an amendment and restatement of the Company’s Articles of Incorporation, including changing the name of the company to CNL Hotels & Resorts, Inc., that requires the affirmative vote of holders of a majority of its outstanding common shares to modify certain provisions to reflect that it has become self-advised and to conform more closely to the articles of incorporation of listed REITs;

For	Withheld	Abstentions
184,356,460	2,989,499	3,886,768

V.                           The Two-Thirds Vote Charter Amendment Proposal:   the approval of an amendment and restatement of the Company’s Articles of Incorporation that requires the affirmative vote of holders of at least two-thirds of its outstanding common shares to modify certain other provisions to reflect that the Company has become self-advised and to conform more closely to the articles of incorporation of listed REITs;

For	Withheld	Abstentions
183,774,257	3,455,259	4,003,211

VI.                      The Reverse Stock Split Proposal:   the approval of an amendment to the Company’s Articles of Incorporation to effect a one-for-two reverse stock split;

For	Withheld	Abstentions
178,132,952	8,391,816	4,707,959

VII.                 The Incentive Plan Proposal:   the approval and adoption of the Company’s 2004 omnibus long-term incentive plan; and

For	Withheld	Abstentions
177,920,895	8,304,655	4,003,211

VIII.            Any other matters that may be properly presented at the annual meeting or any adjournment or postponement of the annual meeting, including proposals to adjourn the Annual Meeting with respect to proposals for which insufficient votes to approve were cast; and with respect to such proposals, to permit further solicitation of proxies by the Board.

For	Withheld	Abstentions
182,893,243	3,374,345	4,965,139

Item 5.   Other Information.

Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report.

(a)          Exhibits

2.1

Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)

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

2.5

Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

3.1

Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Filed herewith.)
3.3	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Filed herewith.)
3.4	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Filed herewith.)
3.5	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
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

3.8

Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
4.2

Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investors, Inc.’s (“RFS”) Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

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

4.6

Supplemental Indenture, dated as of July 10, 2003, among CNL Rose Acquisition Corp., RFS Partnership, L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.2 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

4.7	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)
10.1

Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2	Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Filed herewith.)
10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)
10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
10.5

Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)
10.8	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Robert E. Parsons, Jr. dated November 3, 2003; Barry A.N. Bloom dated May 19, 2003; Paul Henry Williams dated April 13, 2004; and Mark E. Patten dated April 29, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.34

Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp. , dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.33 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

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

10.58

Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)

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

10.77

Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

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

10.79

Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.80

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.81

Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.82

Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.83

$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004 (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

(b)         The Company filed the following reports during the quarter ended June 30, 2004 on Form 8-K:

On April 7, 2004, the Company filed a Current Report on Form 8-K dated April 2, 2004 under Items 5 and 7 to attach a press release dated April 2, 2004 concerning the completion of its previously announced acquisition of KSL Recreation Corporation, including KSL Recreation Corporation’s portfolio of six Properties.

On April 16, 2004, the Company filed a Current Report on Form 8-K dated April 2, 2004 under Items 2 and 7 to disclose the Company’s acquisition of the outstanding capital stock of KSL Recreation Corporation.

On April 30, 2004, the Company filed a Current Report on Form 8-K/A dated July 10, 2003 under Item 7 to amend its Current Report on Form 8-K dated July 10, 2003 to include unaudited interim financial statements for the acquisition of RFS Hotel Investors, Inc. and RFS Partnership, L.P. on July 10, 2003.

On May 14, 2004, the Company filed a Current Report on Form 8-K dated April 30, 2004 under Items 5 and 7 to (i) attach a press release dated April 30, 2004 concerning the Company’s filing of a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten offering of shares of its common and preferred stock, and (ii) attach a separate press release dated April 30, 2004 concerning the Company’s execution of a merger agreement with its advisor, CNL Hospitality Corp.

On June 1, 2004, the Company filed a Current Report on Form 8-K dated May 28, 2004 under Items 5 and 7 to disclose the amendment and restatement of its distribution reinvestment plan and to attach a copy of its Amended and Restated Reinvestment Plan.

On June 17, 2004, the Company filed a Current Report on Form 8-K/A dated April 2, 2004 under items 2 and 7 to amend its Current Report on Form 8-K dated April 2, 2004 to (i) clarify the transaction costs and financing terms related to the Company’s acquisition of all of the outstanding capital stock of KSL Recreation Corporation, and (ii) include audited financial statements for KSL Recreation Corporation, which was acquired on April 2, 2004, as well as pro forma financial information.

On June 25, 2004, the Company filed a Current Report on Form 8-K dated June 16, 2004 under Items 5 and 7 to disclose the amendment and restatement of its redemption plan and to attach a copy of its Amended and Restated Redemption Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of August, 2004.

CNL Hotels & Resorts, Inc.
By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer (Principal Executive Officer)
By:	/s/ C. Brian Strickland
C. BRIAN STRICKLAND
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
By:	/s/ Mark E. Patten
MARK E. PATTEN
Senior Vice President and Chief Accounting Officer

Exhibit Index

2.1

Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)

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

2.5

Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

3.1

Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Filed herewith.)
3.3	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Filed herewith.)
3.4	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Filed herewith.)
3.5	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
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

3.8

Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

4.2

Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investors, Inc.’s (“RFS”) Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

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

4.6

Supplemental Indenture, dated as of July 10, 2003, among CNL Rose Acquisition Corp., RFS Partnership, L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.2 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

4.7	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)
10.1

Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2	Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Filed herewith.)
10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)
10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
10.5

Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)
10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)
10.8	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Robert E. Parsons, Jr. dated November 3, 2003; Barry A.N. Bloom dated May 19, 2003; Paul Henry Williams dated April 13, 2004; and Mark E. Patten dated April 29, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.34

Amendment to Purchase and Sale Agreement between PDH Associates LLC and CNL Hospitality Corp. , dated January 19, 2000, relating to the Courtyard—Palm Desert and the Residence Inn—Palm Desert (amends Exhibit 10.33 above) (Previously filed as Exhibit 10.34 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed August 9, 2000 and incorporated herein by reference.)

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

10.58

Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)

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

10.77

Agreement of Purchase and Sale of The Hotel Del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.78

First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003(Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.79

Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.80

Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.81

Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P.(Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.82

Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P.(Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.83

$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004 (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)