Form 10-Q
period 2004-09-30
CNL Hotels & Resorts, Inc.
filed 2004-11-09
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2004

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

The number of shares of common stock outstanding as of November 5, 2004 was 152,787,418

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES

CNL HOTELS AND RESORTS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except per share data)

	September 30, 2004	December 31, 2003
ASSETS
Hotel and resort properties, less accumulated depreciation of $258,616 and $142,197, respectively	$4,834,093	$3,357,376
Investments in unconsolidated subsidiaries	17,670	30,714
Real estate held for sale	13,881	29,550
Cash and cash equivalents	162,525	147,694
Restricted cash	158,603	60,105
Receivables, less allowance for doubtful accounts of $2,194 and $32, respectively	199,148	55,410
Goodwill	642,318	33,100
Other intangibles, less accumulated amortization of $5,360 and $3, respectively	384,640	49,897
Prepaid expenses and other assets	74,054	68,388
Loan costs, less accumulated amortization of $15,090 and $5,881, respectively	47,315	18,918
Deferred income taxes, less valuation allowance of $27,263 and $10,098, respectively	36,113	25,826
	$6,570,360	$3,876,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable and accrued interest	$3,517,870	$1,650,277
Line of credit	24,077	24,073
Accounts payable and accrued expenses	275,111	68,909
Other liabilities	76,559	24,290
Due to related parties	3,251	11,570
Membership deposits	202,788	—
Total liabilities	4,099,656	1,779,119
Commitments and contingencies
Minority interests	149,819	157,118
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 155,167 and 121,876 shares, respectively; outstanding 152,787 and 121,121 shares, respectively	1,529	1,212
Capital in excess of par value	2,740,157	2,165,487
Accumulated distributions in excess of net income	(415,852)	(222,334)
Accumulated other comprehensive loss	(4,949)	(3,624)
Total stockholders’ equity	2,320,885	1,940,741
	$6,570,360	$3,876,978

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS AND RESORTS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Room	$211,092	$108,897	$581,653	$237,111
Food and beverage	72,936	22,266	221,798	60,751
Other hotel and resort operating departments	45,167	7,369	113,700	18,815
Rental income from operating leases	7,154	9,349	25,650	25,078
Gain on sale of common stock	––	––	8,026	––
Gain on termination of hedges	3,498	––	3,498	––
Credit enhancement revenue	7,325	8,937	16,693	15,349
Interest and other income	1,451	1,569	5,402	4,439
	348,623	158,387	976,420	361,543
Expenses:
Room	51,113	26,514	138,670	55,791
Food and beverage	55,835	19,095	159,172	47,190
Other hotel and resort operating departments	27,738	4,701	67,071	11,785
Property operations	67,841	34,456	179,962	70,928
Repairs and maintenance	15,761	7,327	41,644	15,834
Hotel and resort management fees	10,217	4,210	27,425	10,518
Sales and marketing	20,535	9,919	57,953	22,484
Interest and loan cost amortization	52,206	19,873	122,162	39,576
General and administrative	8,878	3,265	19,549	8,919
Asset management fees to related party	6,546	3,178	18,792	8,161
Depreciation and amortization	47,415	22,993	123,639	50,271
Transaction costs	2,436	––	9,493	––
Loss on extinguishment of debt	1,852	––	15,889	––
	368,373	155,531	981,421	341,457
Income before equity in losses of unconsolidated subsidiaries, minority interests and income tax expense	(19,750)	2,856	(5,001)	20,086
Benefit (expense) from income taxes	(635)	(1,061)	176	(1,061)
Minority interests	(2,022)	829	(7,959)	(492)
Equity in losses of unconsolidated subsidiaries	(7,023)	(8,686)	(13,055)	(17,175)
Income (loss) from continuing operations	(29,430)	(6,062)	(25,839)	1,358
Income (loss) from discontinued operations	(4,383)	774	(2,810)	774
Net income (loss)	$(33,813)	$(5,288)	$(28,649)	$2,132
Earnings (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.19)	$(0.07)	$(0.18)	$0.02
Discontinued operations	(0.03)	0.01	(0.02)	0.01
	$(0.22)	$(0.06)	$(0.20)	$0.03
Weighted average number of shares of common stock outstanding:
Basic and diluted	152,140	90,971	146,468	78,324

See accompanying notes to condensed consolidated financial statements

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2004 and year ended December 31, 2003
(UNAUDITED) (in thousands, except per share data)

	Common Stock		Capital in	Accumulated distributions in	Accumulated other
	Number of Shares	Par value	excess of par value	excess of net income (loss)	comprehensive loss	Total	Comprehensive income
Balance at December 31, 2002	63,004	$630	$1,116,375	$(98,366)	$(4,316)	$1,014,323
Subscriptions received for common stock through public offerings and distribution reinvestment plan	58,475	586	1,168,910	—	—	1,169,496
Retirement of common stock	(358)	(4)	(6,587)	—	—	(6,591)
Stock issuance costs	—	—	(113,211)	—	—	(113,211)
Net income	—	—	—	5,993	—	5,993	$5,993
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	554	554	554
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)
Translation adjustment from foreign operations	—	—	—	—	929	929	929
Total comprehensive income	—	—	—	—	—	—	$6,685
Distributions declared and paid ($1.55 per share)	—	—	—	(129,961)	—	(129,961)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
Nine months ended September 30, 2004 and year ended December 31, 2003
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated Other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive loss	Total	Comprehensive income (loss)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741
Subscriptions received for common stock through public offerings and distribution reinvestment plan	32,283	323	644,189	—	—	644,512
Retirement of common stock	(617)	(6)	(11,521)	—	—	(11,527)
Stock issuance costs	—	—	(57,998)	—	—	(57,998)
Net income (loss)	—	—	—	(28,649)	—	(28,649)	(28,649)
Adjustment to recognize change in value of cash flow hedges	—	—	—	—	(2,753)	(2,753)	(2,753)
Adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	802	802	802
Translation adjustment from Foreign operation	—	—	—	—	(200)	(200)	(200)
Adjustment to recognize change in fair value of investment in equity securities	—	—	—	—	826	826	826
Total comprehensive income (loss)							$(29,974)
Distributions declared and paid ($1.14 per share)	—	—	—	(164,869)		(164,869)
Balance at September 30, 2004	152,787	$1,529	$2,740,157	$(415,852)	$(4,949)	$2,320,885

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands)

	Nine months Ended September 30,
	2004	2003
Net cash provided by operating activities	$158,616	$81,470
Cash flows from investing activities:
Additions to hotel and resort properties	(69,722)	(625,220)
KSL acquisition	(1,433,431)	—
RFS acquisition	—	(464,160)
Investment in unconsolidated subsidiaries	(2,192)	(727)
Sale of investment in equity securities	24,905	—
Sale of hotel and resort properties	10,645	—
Deposit on property and other investments	—	(30,977)
Increase in restricted cash	(55,620)	(17,475)
Decrease in other assets	(47,935)	6,463
Net cash used in investing activities	(1,573,350)	(1,132,096)
Cash flows from financing activities:
Draws (repayments) on line of credit	4	72,915
Proceeds from mortgage loans net of repayments	1,074,301	361,953
Payment of loan costs	(37,643)	(3,966)
Payment to acquire/terminate cash flow hedges	(6,338)	—
Payment of capital lease obligations	(882)	—
Subscriptions received from stockholders	644,584	743,216
Distributions to stockholders	(164,869)	(88,585)
(Distributions) to minority interest net of contributions	(10,067)	37,088
Retirement of common stock	(11,527)	(4,331)
Payment of stock issuance costs	(57,998)	(72,687)
Net cash provided by financing activities	1,429,565	1,045,603
Net increase (decrease) in cash and cash equivalents	14,831	(5,023)
Cash and cash equivalents at beginning of period	147,694	52,941
Cash and cash equivalents at end of period	$162,525	$47,918
Supplemental schedule of non-cash investing activities:
Amounts incurred but not paid for construction in progress	$4,066	$3,288
Supplemental schedule of non-cash financing activities:
Non-cash reduction in tax incremental financing note	$315	$360
Distributions declared but not paid to minority interest	$4,757	$96

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

1.   Organization:

CNL Hotels & Resorts, Inc., formerly known as CNL Hospitality Properties, Inc., is a corporation which was organized pursuant to the laws of the State of Maryland on September 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The term “Company” includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and consolidated joint ventures. Various other wholly or majority owned subsidiaries may be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties (“Properties”).

As of September 30, 2004, the Company owned 110 Properties directly (including four which were held for sale) and 24 Properties through equity investments. The Company leases most of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in the consolidated results of operations. Nine Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Properties. Rental income from operating leases is included in the consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

2.   Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2003, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in amendment No. 2 to the Company’s Form 10-K for the year ended December 31, 2003. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004.

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

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

Reverse Stock Split—On July 30, 2004, the Company’s stockholders approved a reverse stock split of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares which also resulted in the par value being adjusted to $0.02 per share. The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $0.01 per share. All share and per share information in the accompanying unaudited condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Segment Information—The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations on a property-by-property basis, and the Company derives all significant revenues from a single reportable operating segment of business, hotel and resort real estate ownership. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment of business.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Hotels & Resorts, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that changes with changes in the fair value of the entity’s net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities. As permitted by FIN 46R, the Company has restated prior years’ consolidated financial statements to reflect the consolidation of previously unconsolidated subsidiaries in order to maintain comparability between the periods presented in the unaudited condensed consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders’ equity, net income (loss) or related per share amounts for all periods.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2004 presentation, including restatements for the effect of FIN 46R. These reclassifications had no effect on stockholders’ equity or net income (loss).

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

Restricted Cash—Certain amounts of cash are restricted to fund the Company’s operating expenses and other expenditures directly associated with its Properties, and have been included in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consisted of the following at (in thousands):

	September 30,	December 31,
	2004	2003
Furniture, fixtures and equipment reserves	$60,714	$37,889
Renovations	33,773	3,942
Taxes and insurance escrow	9,553	4,526
Deposits	24,122	4,046
Reserve funds required by lenders	30,441	9,702
	$158,603	$60,105

Investment in Equity Securities—The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair market value and are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheet, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

Member Deposits—Member deposits represent liabilities for the required deposits for certain membership plans which entitle the member to various golf, tennis and social facilities and services. Under the Company’s primary membership programs, deposits generally become refundable upon:

1.     Demand by the member after 30 years in the program;

2.     Sale of the member’s home in the resort community when the home buyer purchases a new membership;

3.     The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; and

4.     In case of a member’s death, a request for refund by the surviving spouse.

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

Revenue Recognition—The Properties’ revenues are derived from their operations and include but are not limited to revenues from rental of rooms, food and beverage sales, golf course and spa operations, telephone usage, membership dues and other service revenues. Revenue, excluding membership dues, is recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. Cash

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

received from customers, for events occurring in the future, has been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated financial statements. Credit enhancement revenue represents third-party hotel managers funding of contractual payments related to minimum return guarantees. This revenue is recognized when funded to the Company and when the Company has no further obligations relating to the funded amounts including future performance or repayment.

Self-Insurance—The Company is self-insured for certain losses relating to workers’ compensation and general liability claims. The Company also maintains aggregate stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims. To the extent the projected future development of the losses resulting from workers’ compensation and general liability claims incurred as of September 30, 2004 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

3.   KSL Acquisition:

On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans (the “Existing KSL Loan”)(for additional information, see Note 11, Indebtedness), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out by the Company in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.

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
		3,220

The Company financed this transaction by using $367.5 million in cash and by obtaining a $1.1 billion short-term loan (the “KSL Short-Term Loan”) with an interest rate of one-month LIBOR plus 2.75 percent (one-month LIBOR was equal to 1.84 percent as of September 30, 2004). In July 2004, $35.9 million of this loan was repaid with the net proceeds from the Company’s sale of Hersha Hospitality Trust common stock, a publicly-traded hospitality REIT, and the net proceeds from the July 2004 sale of two Properties reported as held for sale. In August 2004, an additional $706.0 million of this loan was repaid

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

with the proceeds from a new loan (see Note 11, “Indebtedness” for additional information) as well as the $794 million Existing KSL Loan. In October 2004, the remainder of the KLS Short-Term Loan was repaid with cash on hand and proceeds from a new secured loan (see Note 17, “Subsequent Events” for additional information).

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of KSL are based on independent appraisals and preliminary valuation studies from independent third-party consultants, therefore, reported amounts may change based on finalization which is expected to occur during the fourth quarter of 2004. These changes may impact depreciable and amortizable assets which therefore may impact depreciation and amortization expense including a catch up of depreciation and amortization for the nine months ended September 30, 2004. Any change may also result in a change in the amount of asset management fees that the Company pays to its advisor. The estimated values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotels and resort properties	$1,497,402
Cash and cash equivalents	18,313
Restricted cash	42,878
Prepaid expenses and other assets	36,866
Receivables	50,816
Deferred tax asset	7,823
Goodwill	621,312
Other intangible assets	340,100
Total assets acquired	2,615,510
LIABILITIES
Mortgage payable and accrued interest	796,048
Accounts payable and accrued expenses	87,226
Other liabilities	36,676
Member deposits	197,672
Total liabilities assumed	1,117,622
Net assets acquired	$1,497,888
Net of cash	$1,479,575

Concurrent with the closing of the KSL acquisition, the Company entered into interim management agreements for all six Properties with an affiliate of the former parent company of KSL for a period of nine months. In August 2004, the Company entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott International, Inc. (“Marriott”)). The Company is currently evaluating various alternatives related to the management of the other two Properties. Either party may terminate the two remaining interim agreements upon 75 days written notice.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

Effective August 16, 2004, the Company entered into an agreement with Marriott, relating to the Doral Golf Resort and Spa Property. The agreement provides for a minimum return guarantee, which guarantees a certain level of operating income from this Property. The guarantee is subject to expiration and/or burn-off provisions over the first three years of the agreement and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $3.1 million under this guarantee has been recognized as other income during the quarter and nine months ended September 30, 2004. The Company expects that this guarantee will be fully utilized prior to its expiration in 2007. After December 31, 2006, the manager has agreed to waive certain management fees by the amount of the shortfall between hotel operating profit and the Company’s minimum return.

The unaudited condensed consolidated financial statements include the operating results of the acquired KSL Properties from the date of acquisition. The following presents unaudited pro forma results of operations of the Company as if the KSL Properties were owned during the entirety of the periods presented (in thousands, except per share data):

	Quarter Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Revenue	$348,623	$249,042	$1,101,068	$717,486
Loss from continuing operations	(29,430)	(30,610)	(30,780)	(23,326)
Net loss	(33,813)	(29,836)	(33,590)	(22,552)
Loss per share (basic and diluted)	(0.22)	(0.30)	(0.22)	(0.24)
Weighted average shares (basic and diluted)	152,140	98,971	152,993	94,328

4.   Hotel and Resort Properties:

Properties consisted of the following at (in thousands):

	September 30, 2004	December 31, 2003
Land	$901,515	$465,176
Building and improvements	3,691,710	2,661,928
Furniture, fixtures and equipment	454,775	337,602
	5,048,000	3,464,706
Less: accumulated depreciation	(258,616)	(142,197)
Construction in progress	44,709	34,867
	$4,834,093	$3,357,376

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

The Company developed and opened one hotel Property on leased land in Tampa, Florida in August 2004. This Property is leased to a TRS entity of the Company and is managed by a subsidiary of Marriott International, Inc. The total estimated cost of this Property, excluding land, is $45.5 million and may change based on finalization of related costs, which is expected to occur during the fourth quarter of 2004.

5.   Operating Leases:

In March 2004, the third-party tenants affiliated with Marriott for ten of the Company’s Properties with combined annual net operating income of $13.0 million, for the year ended December 31, 2003, and annual base rental obligations of $26.7 million informed the Company that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, the Company began negotiating with those tenants for the acquisition of the leasehold interests and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. In August 2004, the Company took assignment of leases for six out of the ten Properties and entered into long-term management agreements with a third-party manager. The six Properties are now leased to TRS entities and from the date of such assignment, the results of operations of these Properties have been reflected in the Company’s condensed consolidated statements of operations in lieu of rental income that was historically reported.

As of November 5, 2004, the Company continues to negotiate the assignment of leases for three of these Properties, which includes negotiations of the related management agreements, under which the Company may receive one or more minimum return guarantees. There can be no assurance that the Company will complete the assignment of those leases, enter into management agreements with third parties or receive minimum return guarantees in connection with these negotiations. These Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As of November 5, 2004, the Company had received all rents due relating to these remaining four Properties. Under the assignments the Company will return the security deposits of $6.1 million received in connection with the current agreements, as applicable. Absent improved operating results of these Properties, the net operating income received from them after the Company acquires the leasehold interests will be significantly less than the rental income historically received from the same Properties.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

6.   Investments in Unconsolidated Subsidiaries:

The Company has the following investments in unconsolidated subsidiaries:

Name	Year of inception	Total Amount Invested as of September 30, 2004	Ownership Interest as of September 30, 2004	Description
WB Resort Partners, L.P.*	2001	$41.8 million	49.00%	Owns a resort in Hawaii.
Desert Ridge Resort Partners, LLC*	2000	25.1 million	44.00%	Owns a resort in Arizona.
CY-SF Hotel Parent, L.P	2002	13.0 million	48.15%	Owns a hotel in California.
CTM Partners, LLC	2002	7.3 million	36.05%	Owns the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd. and CNL Plaza Venture, Ltd.	2002	0.3 million	9.90%	Owns an office building in Florida, where the Company’s advisor, CNL Hospitality Corp. (“Advisor”) leases office space, and an interest in an adjacent parking garage.

*                    A partner or a member, which owns a significant percentage of the remaining ownership interest in this unconsolidated subsidiary of the Company, is an affiliate of the parent company of the Company’s advisor, CNL Hospitality Corp.

During the nine months ended September 30, 2004, the Company has made two additional contributions for a total of $2.1 million to CTM Partners, LLC to fund the operating needs of its subsidiary, EMTG, LLC (“EMTG”). Two of the three other partners elected not to make their respective proportionate share of contributions and, as a result, the Company’s ownership increased from 31.25 percent as of December 31, 2003 to 36.05 percent as of September 30, 2004. EMTG has continued to generate operating losses since its formation. The member partners are currently considering various alternatives related to this investment, including the sale of EMTG. The carrying amount of the Company’s investment was $2.2 million as of September 30, 2004.

Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP, which is an affiliate of the parent company of the Company’s advisor, CNL Hospitality Corp. received a loan from Marriott, another partner of WB Resort Partners, LP for its capital contribution to the partnership to be used primarily for renovation and refurbishment of the hotel. This affiliate has not paid interest due to Marriott under the terms of this loan during 2004 and, as a result, Marriott currently has the right to convert this loan to preferred capital contributions in WB Resort Partners, LP. If Marriott chooses to convert the loan, Marriott will be entitled to receive a return that is higher in priority than returns that the Company is entitled to receive on its existing capital contributions. If this occurs, the Company may not be

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

able to recover its entire investment in WB Resort Partners, LP upon a future sale. As of November 5, 2004, Marriott had not exercised its right to convert the affiliate’s loan to equity in the partnership.

In May 2004, CNL Plaza Venture, Ltd. conveyed a ..0224 percent ownership of the interest it has in the parking garage to an affiliate of the Company’s advisor, CNL Hospitality, Corp., in exchange for ownership of a walkway which will be built between the parking garage and a new office building. The building will be built by an affiliate of the advisor. The Company accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the quarter ended September 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$15,709	$18,983	$4,556	$508	$39,756
Cost of sales	(8,970)	(6,955)	(1,716)	(1,904)	(19,545)
Expenses	(16,892)	(14,397)	(3,693)	(2,172)	(37,154)
Minority interest in loss	—	—	—	835	835
Net loss	$(10,153)	$(2,369)	$(853)	$(2,733)	$(16,108)
Loss allocable to the Company	$(4,467)	$(1,161)	$(411)	$(984)	$(7,023)
Other comprehensive loss adjustment allocable to the Company	$(1,760)	$—	$—	$—	$(1,760)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 36.05%

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the quarter ended September 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$12,161	$14,203	$3,673	$2,620	$32,657
Cost of sales	(8,359)	(5,603)	(1,212)	(2,436)	(17,610)
Expenses	(15,580)	(13,640)	(3,485)	(2,300)	(35,005)
Minority interest in loss	—	—	—	510	510
Net loss	$(11,778)	$(5,040)	$(1,024)	$(1,606)	$(19,448)
Loss allocable to the Company	$(5,182)	$(2,470)	$(512)	$(522)	$(8,686)
Other comprehensive income adjustment allocable to the Company	$735	$—	$—	$—	$735
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	9.90% to 31.25%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the nine months ended September 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$75,095	$52,048	$13,164	$9,243	$149,550
Cost of sales	(32,454)	(19,329)	(4,897)	(5,029)	(61,709)
Expenses	(52,503)	(43,450)	(11,035)	(12,006)	(118,994)
Minority interest in loss	—	—	—	1,885	1,885
Net loss	$(9,862)	$(10,731)	$(2,768)	$(5,907)	$(29,268)
Loss allocable to the Company	$(4,339)	$(5,258)	$(1,333)	$(2,125)	$(13,055)
Other comprehensive income adjustment allocable to the Company	$728	$—	$—	$—	$728
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 36.05%

The following presents unaudited condensed statements of operations for the unconsolidated subsidiaries for the nine months ended September 30, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$64,944	$41,469	$10,950	$9,852	$127,215
Cost of sales	(30,133)	(16,605)	(3,650)	(8,592)	(58,980)
Expenses	(49,468)	(40,674)	(10,316)	(7,199)	(107,657)
Minority interest in loss	—	—	—	1,423	1,423
Net loss	$(14,657)	$(15,810)	$(3,016)	$(4,516)	$(37,999)
Loss allocable to the Company	$(6,449)	$(7,747)	$(1,508)	$(1,471)	$(17,175)
Other comprehensive income adjustment allocable to the Company	$275	$—	$—	$—	$275
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	9.90% to 31.25%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

7.   Discontinued Operations:

In connection with the July 2003 acquisition of RFS Hotel Investors, Inc. (“RFS”), the Company decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In July 2004, the Company sold two of these Properties, the Hampton Inn in Omaha, Nebraska and the Comfort Inn in Marietta, Georgia to unaffiliated third parties for total gross proceeds of $11.3 million resulting in a net gain of $0.3 million. The proceeds were used to pay down a portion of the $1.1 billion KSL Short-Term Loan.

In August 2004, the Company entered into an agreement with a third party to sell the Hampton Inn located in Denver, Colorado for an expected sales price of $2.8 million. No gain or loss is expected to be recognized as a result of this sale. This transaction is subject to customary closing conditions and there is no assurance that such conditions will be met or, if met, that the transaction will occur.

At September 30, 2004, the Company wrote-down the remaining three Properties to the estimated sales value less cost to sell resulting in a total write-down of $5.3 million. The Company is actively seeking purchasers for these Properties and expects to complete the dispositions within six months.

The income (loss) from discontinued operations was as follows (in thousands):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Hotel Revenues	$2,376	$3,001	$8,691	$3,001
Hotel Expenses	(1,735)	(2,227)	(6,477)	(2,227)
Write-down of Assets	(5,334)	—	(5,334)	—
	(4,693)	774	(3,120)	774
Gain on disposal of assets	310	—	310	—
Income (loss) from discontinued Operations	$(4,383)	$774	$(2,810)	$774

In accordance with FAS 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation of approximately $0.8 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively (of which $0.2 million and $0.5 million relate to the quarters ended September 30, 2004 and 2003, respectively).

8.   Investments:

In 2003, the Company, through a wholly owned subsidiary, invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, the Company exercised its right to convert these shares into

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold generated $25.0 million in gross proceeds and resulted in a realized gain of $8.0 million. The net proceeds were used to pay down a portion of the KSL Short-Term Loan. As of September 30, 2004, the Company owns 316,000 shares of HT common stock with a market value and cost basis at September 30, 2004 of $3.0 million and $2.1 million, respectively, resulting in an unrealized gain of $0.9 million. The Company is also a majority owner in a partnership with HT that owns one Property in New York, New York.

9.   Goodwill and Other Intangible Assets:

Goodwill and other intangible assets, net of accumulated amortization, consisted of the following at (in thousands):

	September 30, 2004	December 31, 2003
Goodwill	$642,318	$33,100
Other intangibles	384,640	49,897
	$1,026,958	$82,997

In April 2004, the Company recorded goodwill of $609.2 million and other intangible assets of $340.1 million in connection with the KSL acquisition. Estimated fair values of assets acquired and liabilities assumed at the date of the KSL acquisition are based on independent appraisals and preliminary valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the fourth quarter of 2004. Changes may impact intangible assets with finite lives, which may impact amortization expense including a catch up of amortization expense for the nine months ended September 30, 2004. For additional information, see Note 3, “KSL Acquisition.”

The gross carrying amounts and accumulated amortization of the Company’s intangible assets are as follows at September 30, 2004 (in thousands):

Goodwill and Other Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$642,318	$ N/A	$642,318
Tradenames	Indefinite	249,800	N/A	249,800
Rental pool operating rights	Indefinite	17,800	N/A	17,800
Goodwill and other intangible assets with indefinite lives		909,918	N/A	909,918
Beneficial operating rights	29.7 years	43,900	(880)	43,020
Advanced bookings	7.0 years	21,400	(1,770)	19,630
Membership contracts	13.7 years	57,100	(2,710)	54,390
Intangible assets with finite lives		122,400	(5,360)	117,040
Total goodwill and other intangible assets		$1,032,318	$(5,360)	$1,026,958

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

Amortization expense of $2.8 and $5.4 million was recorded during the quarter and nine months ended September 30, 2004, respectively.

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of September 30, 2004, is as follows (in thousands):

2004	$2,830
2005	11,320
2006	11,320
2007	11,320
2008	11,320
Thereafter	68,930
$117,040

10.   Income Taxes:

As a result of the KSL Acquisition, the Company has acquired assets with a tax basis that is lower than their carrying value. The Company has not reflected any deferred tax liabilities as a result of this transaction relating to this difference in basis due to its intent to either hold the Properties for the required ten-year period or to utilize expected tax benefits from net operating loss carry-forwards or other tax planning strategies.

The income tax benefit (expense) consisted of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Current:
Federal	$(1,299)	$(1,072)	$(1,911)	$(1,072)
State	81	(517)	(376)	(517)
	(1,218)	(1,589)	(2,287)	(1,589)
Deferred:
Federal	491	445	2,074	445
State	92	83	389	83
	583	528	2,463	528
Total income tax benefit (expense)	$(635)	$(1,061)	$176	$(1,061)

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

For the quarter and nine months ended September 30, 2004 and 2003, valuation allowances were recorded for the benefits from income taxes for net operating losses of most of the Company’s TRS entities because these TRS subsidiaries did not have sufficient historical earnings on which to base a potential future benefit.

11.   Indebtedness:

Indebtedness consisted of the following at (in thousands):

	September 30, 2004	December 31, 2003
Mortgages payable and accrued interest	$3,075,651	$1,499,988
KSL Short-Term Loan	375,191	—
Construction loan facilities	58,245	60,517
Tax incremental financing note	7,783	8,098
Line of credit	24,077	24,073
Indebtedness collateralized by Properties	3,540,947	1,592,676
Unsecured notes	1,000	81,674
	$3,541,947	$1,674,350

In March 2004, the Company received proceeds from a $33.3 million loan agreement collateralized by its Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.35 percent as of September 30, 2004) plus 3.75 percent and has an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property, and has been translated to U.S. dollars.

In March 2004, the Company also received proceeds from a $32.5 million loan agreement collateralized by its Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time, any unpaid principal and interest is due.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., each a wholly owned subsidiary of the Company, commenced a cash tender offer pursuant to which such subsidiaries offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, consents were solicited to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture, the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding as of September 30, 2004. In conjunction with the repurchase of the term notes, the Company recorded a loss on extinguishment of debt of $14.0 million during the nine months ended September 30, 2004 relating to the premium paid to retire these term notes.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

In April 2004, as a result of the KSL acquisition, the Company became subject to a commercial mortgage loan of $794.0 million, the Existing KSL Loan, with various financial institutions collateralized by five of the six Properties acquired. The existing KSL Loan beared a floating interest rate at LIBOR plus 1.71 percent. In April 2004, the Company partially financed the KSL acquisition by obtaining the $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.84 percent as of September 30, 2004) plus 2.75 percent. Approximately $35.9 million of the KSL Short-Term Loan was repaid with the net proceeds from the April 2004 sale of 2.5 million shares of HT common stock for $25.0 million in gross proceeds and the $11.3 million in gross proceeds from the July 2004 sale of two Properties. See Note 17, “Subsequent Events” for additional information regarding the repayment of the KSL Short-Term Loan. In August 2004, the Company obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Loan and partially repay $706.0 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at the Company’s option. The Secured Mortgage Loan is collateralized by five of the Company’s Properties and bears interest at a weighted floating rate equal to LIBOR plus 332.5 basis points (one-month LIBOR was equal to 1.84 percent as of  September 30, 2004). During the quarter and nine months ended September 30, 2004, the Company wrote off $1.9 million in loan costs as a result of the repayment of a significant portion of the KSL Short-Term Loan.

In August 2004, the Company obtained a $353.5 million commitment (the “Senior Term Loan”) from a third party lender. The Senior Term Loan closed on October 29, 2004 with an effective date of October 13, 2004. Upon closing the Company used the proceeds along with cash on hand to repay the remainder of the KSL Short-Term Loan. See Note 17, “Subsequent Events” for additional information regarding the Senior Term Loan.

The following is a schedule of principal maturities for all long-term borrowings at September 30, 2004 (in thousands):

2004	$2,514
2005	443,864
2006	144,685
2007	274,847
2008	593,679
2009 Thereafter	2,072,571
$3,532,160

Obligations under capital leases of $29.1 million are included in other liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2004.

12.   Derivative Instruments:

In March 2004, the Company entered into an interest rate protection agreement to cap the interest rate of a loan with the Canadian Deposit Offering Rate (“CDOR”) (2.35 percent as of September 30, 2004) plus 3.75 percent and with an interest rate floor of 6.25. The interest rate was capped at 7.00 percent based on a notional amount of CAD 44.0 million, the functional currency of this Property. During the nine

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

months ended September 30, 2004, the Company recognized no holding gains or losses in other comprehensive income from this cash flow hedge.

As a result of the KSL acquisition in April 2004, the Company assumed various interest rate protection agreements to limit the Company’s exposure to interest rate fluctuations on the Existing KSL Loan. These agreements were designated as cash flow hedges by the Company. In September 2004, the hedges were terminated in connection with the payoff of the loan (for additional information, see Note 11, “Indebtedness”). As a result of hedge ineffectiveness during the holding period and the termination, the Company transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenue in the accompanying unaudited condensed consolidated statements of operations during the quarter ended September 30, 2004.

In August 2004, the Company entered into interest rate protection agreements to cap LIBOR on the Secured Mortgage Loan at 4.25 percent based on a notional amount of $1.5 billion. These agreements were designated as cash flow hedges by the Company. During the nine months ended September 30, 2004, the Company recognized unrealized net holding losses of $1.5 million in other comprehensive income from these cash flow hedges.

13.   Stockholders’ Equity:

On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) in connection with the Company’s sale of up to 175 million shares of common stock at $10 per share prior to giving effect to the reverse split ($1.75 billion) (the “2003 Offering”). The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003 and was completed on March 12, 2004; the Company raised $631.0 million in gross proceeds from the 2003 Offering representing the issuance of 31.6 million shares after giving effect to the reverse split. In connection with the 2003 Offering, the Company issued a total of 86.4 million shares of common stock, including 1.5 million shares issued pursuant to the Company’s distribution reinvestment plan after giving effect to the reverse split. CNL Securities Corp., an affiliate of the Advisor, was the managing dealer for the Company’s 2003 Offering.

In July 2003, the Company filed a registration statement on Form S-11 (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock, on a pre-reverse stock split basis, at $10 per share ($4 billion) pursuant to a best efforts offering. The Company withdrew this registration statement on October 15, 2004. The registration statement had not been declared effective by the Commission, and none of the securities proposed to be registered by the registration statement had been sold.

In April 2004, the Company filed a registration statement on Form S-3 with the Commission for an underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, the Company filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. The Company also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with the Company’s existing outstanding common shares (the “Listing”). With respect to the Listing application, the Company was approved by the NYSE, and although the Company has not withdrawn the

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

application, the application process has not been completed. On August 3, 2004, due to market conditions, the Company postponed the Underwritten Offering and the Listing. As a result, the Company has written off $7.3 million in offering costs that had been capitalized related to the Underwritten Offering. The registration statement on Form S-3 that related to the Underwritten Offering remains on file with the Commission.

The Company has an effective registration statement on Form S-3 on file with the Commission for the shares of common stock issuable under the Company’s distribution reinvestment plan (“DRP”). The Company intends to file a subsequent registration statement on Form S-3 with the Commission in the fourth quarter of 2004 to register additional shares of common stock issuable under our DRP.

On July 30, 2004, the Company’s stockholders approved an increase in the number of authorized equity shares. As a result of the postponement of the Underwritten Offering and Listing, discussed above, the Company has not yet filed the amendment to the Company’s charter to effectuate the approved increase in authorized shares.

On July 30, 2004, the Company’s stockholders also approved a reverse stock split of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares. As a result of the reverse stock split, the par value was adjusted to $0.02 per share. The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $.01 per share. All share and per share information in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

On August 27, 2004, the Company’s stockholders approved certain additional amendments to the Company’s charter and bylaws. As a result of the postponement of the Underwritten Offering and Listing discussed above, the Company has not yet filed such amendments to the Company’s charter and has not amended the Company’s bylaws.

14.   Related Party Transactions:

The Company may compete with certain of its affiliates who may seek to acquire properties that, while not directly in the Company’s industry segment, could satisfy the Company’s acquisition criteria. CNL Income Properties, Inc. (“CIP”), an affiliate of one of the Company’s directors, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment the Company intends to pursue, a leisure property could contain a hotel or resort that satisfies its acquisition criteria. In the event that a property which includes a hotel or resort becomes available, and the property is a suitable investment for both CIP and the Company, CIP has given the Company a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and the Company, the Company has been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months was generated by hotels or resorts. CIP may revoke the Company’s right of first offer at any time.

The Company may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed affiliate of one of the Company’s directors. It is the Company’s understanding that the Company’s advisor, CNL Hospitality Corp. (“CHC”), may enter into an advisory agreement to advise CHP2, a REIT, on the selection, acquisition and management of properties primarily in the upscale, midscale and economy industry segments. While CHP2 will primarily target properties in industry segments that are not in the Company’s targeted industry segments, the possibility exists that an available property or portfolio of properties could satisfy both the Company’s acquisition criteria and those of CHP2. To address this conflict, the advisory agreement with CHP2, if executed, is expected to include the following terms:

•       CHP2 may grant the Company a right of first offer on:

(1)          in the case of a single property, any luxury or upper upscale property acquisition opportunity; and

(2)          in the case of a portfolio of properties, any portfolio of which 50 percent or more of its revenues during the prior 12 months were derived from luxury hotels and resorts or upper upscale properties.

•       The Company may grant CHP2 a right of first offer on:

(1)          in the case of a single property, any upscale, midscale or economy property acquisition opportunity; and

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

(2)          in the case of a portfolio of properties, any portfolio of which 50 percent or more of its revenues during the prior 12 months were derived from upscale, midscale or economy properties.

In connection with the KSL acquisition, the Company acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the quarter and nine months ended September 30, 2004 the Company’s advisor, CHC, chartered the plane from the unaffiliated third party operator on competitive terms, and in connection with the charter activity, the Company received income related to the charges incurred by CHC. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. CHC may charter the plane in the future under similar terms.

15.   Commitments and Contingencies:

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted the Company’s motion for summary judgment and has dismissed all claims against the Company.

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Company’s advisor, CHC, certain affiliates of the Company and CHC, and certain directors and officers of the Company. The action asserts claims on behalf of two separate classes, those persons who purchased shares of the Company during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(A), including Rule 14a-9 hereunder, and Section 20(A) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of dividends and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive advisor fees, overpayment for certain properties and the proposed merger of the Company and CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent directors and retention of a new financial advisor. The Company believes the allegations contained in the complaint are without merit and intends to vigorously defend them, and therefore, no liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. The Company believes the allegations in this complaint are also without merit and intends to vigorously defend them, and therefore, no liability has been accrued.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

In the course of the Company’s ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from its operations, offerings and unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

As of September 30, 2004, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated joint ventures, if shortfalls arise.

As of September 30, 2004, the Company had a commitment to a third-party manager of one of its Properties to build a ballroom at an estimated total cost of $26.0 million. As of November 5, 2004, the design phase of this project had begun. If the Company does not complete the ballroom by December 31, 2006, the management agreement related to this Property will be amended such that the manager may earn an incentive management fee equal to all net operating income in excess of regular debt service on the Property up to a cumulative predefined amount.

16.   CNL Hospitality Corp. Merger:

In April 2004, the Company, together with other entitles controlled by the Company, including one of its subsidiaries, entered into a merger agreement (the “Merger Agreement”) with its advisor, CNL Hospitality Corp. (“CHC”). The Merger Agreement provides, among other things, that in the merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of the Company’s common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of $10.5 million of debt as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, the Company’s stockholders approved the Merger Agreement. Completion of the merger with CHC is subject to the satisfaction or waiver, where permissible, of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the merger has not been consummated. Accordingly, there can be no assurance that the merger will be consummated or if consummated, the terms or the timing thereof.

One of the conditions to the Merger Agreement is that the Company lists on the New York Stock Exchange, Inc. existing outstanding common shares, as well as, any additional common shares sold pursuant to an underwritten offering. For additional information, see Note 13, “Stockholder’s Equity.” Pursuant to the Merger Agreement, the listing must be consummated on or prior to November 30, 2004; provided that if the condition to the merger that the underwritten offering be consummated is waived, the listing needed to occur on or prior to October 15, 2004. If the listing does not occur within the applicable period described above, the Merger Agreement may be terminated, unless such period is otherwise extended and other conditions are waived by the parties to the Merger Agreement. As of the date of filing, the Merger Agreement has not been terminated.

In connection with the Merger Agreement, the Company also entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as officers of the

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

Company effective as of the effective date of the merger. The Company has reserved 1,788,000 shares of its common stock for issuance as deferred stock awards pursuant to the terms of its 2004 omnibus long term incentive plan which is administered by the compensation committee. The initial term of these employment agreements terminates on December 31, 2007. Since as of the date of this filing the merger has not been consummated, these employment agreements are not yet effective.

During the period from the execution of the Merger Agreement, April 29, 2004, until the earlier of (i) the Merger becoming effective or (ii) the Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly asset management fees in an amount equal to one-twelfth of .60 percent of the Company’s real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month and (b) development fees earned by the Advisor or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business, including but not limited to, accounting fees, in accordance with the terms of the advisory agreement. Under the Merger Agreement, CHC is not entitled to receive any other fees from the Company to which it would otherwise be entitled under the current advisory agreement between CHC and the Company. For the quarter and nine months ended September 30, 2004, the Company paid CHC asset management fees of $6.5 million and $18.8 million, respectively, and development fees of $0.4 million and $1.8 million, respectively.

The special committee of independent members of our Board of Directors (the “Special Committee”), has the authority to waive or extend provisions of the Merger Agreement on behalf of the Company. In light of the postponement of the Underwritten Offering, as of the date of this filing, the Special Committee, along with its advisors, is evaluating the waiver of certain provisions and/or the extension of the termination date of the Merger Agreement. If this does not occur and the Merger Agreement is terminated, the Company will be obligated to pay, in addition to the fees described above, other fees related to the acquisition of permanent financing associated with the Secured Mortgage Loan and the Senior Term Loan which could amount to approximately $83 million, to its Advisor that the Advisor would otherwise be entitled to under the terms of the advisory agreement. These fees have not been paid or accrued pursuant to the Merger Agreement. The current advisory agreement expires in March 2005.

17.   Subsequent Events:

In August 2004, the Company obtained a $353.5 million commitment, the Senior Term Loan, from an affiliate of Deutsche Bank. The Senior Term Loan closed on October 29, 2004 with an effective date of October 13, 2004. The proceeds from the loan and cash on hand were used to repay the remaining KSL Short-Term Loan balance. The Senior Term Loan has a term of two years and includes an additional one-year extension available at the Company’s option. Certain conditions must be met for the extension to be available including, among other things, the principal balance must be at a loan-to-value ratio of 65 percent or less and the Company must have made a principal payment of at least $88.4 million and must pay an extension fee equal to 0.25 percent of the then outstanding principal balance. There can be no assurance that these conditions will be met or, if met, that the Company will extend the maturity of the loan. The Senior Term Loan is collateralized by 30 of the Company’s hotel properties. The loan bears interest at a floating rate equal to one-month LIBOR (1.84 percent as of September 30, 2004) plus 300 basis points and

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(UNAUDITED)
Quarters and Nine months Ended September 30, 2004 and 2003

contains restrictive debt covenants, as defined in the debt agreement, which require the Company to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain leverage ratio, (iii) incur debt only as permitted, (iv) maintain reserve accounts, and (v) comply with other customary affirmative and negative covenants. The terms of the loan agreement require the Company to prepay a portion of the outstanding principal amount of the loan with proceeds from (i) the sale of any mortgaged properties collateralizing the loan, (ii) any securities offering or (iii) certain other borrowed indebtedness subject to a maximum limit based on loan-to-value. Prepayments may also be required upon certain other events of default, upon the receipt of proceeds from any casualty or condemnation related to a mortgaged property or if the Company’s debt service coverage ratio fails to equal or exceed a minimum amount, as defined in the debt agreement.

In October 2004, the Company entered into an interest rate protection agreement to cap the interest rate of the Senior Term Loan. The Company designated this agreement as a cash flow hedge. This hedge caps LIBOR at 3.75 percent during the first 12-month period following inception and 4.25 percent during the second 12-month period based on a notional amount of $353.5 million.

In connection with the closing of the Senior Term Loan, the Company used cash on hand to repay the $24.1 million balance outstanding on its revolving credit facility. As a result, this facility has been terminated and funds are no longer available for drawing.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the quarters and nine months ended September 30, 2004 and 2003. Amounts as of December 31, 2003, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto. Prior period amounts contained herein have been restated, if applicable, to reflect the impact of the adoption of FIN 46R in 2003. Comparability of these financial statements are impacted by the acquisition or disposition of Properties during the fourth quarter of fiscal 2003 and the first nine months of fiscal 2004.

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from short-term borrowings, availability of proceeds from future equity offerings, our ability to obtain additional long-term financing on satisfactory terms, our ability to continue to identify suitable investments, the ultimate outcome of our purchase price allocations to Properties we acquire (including those acquired in connection with the KSL acquisition), whether the merger is consummated, our ability to continue to qualify as a REIT, and our ability to continue to negotiate third-party management agreements. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. Our portfolio includes ownership interests in 134 hotels and resorts in 37 states, the District of Columbia and Canada, comprising approximately 32,000 rooms (including four hotels held for sale), and is diversified by geography, brand affiliation and third-party management companies we engage to operate our hotels and resorts. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and nine independent brands. We own interests in some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C.

and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Several of our hotel and resort Properties have unionized employees. Unfavorable union activity such as employee strikes may be disruptive to the operations of the hotels affected and, therefore, may negatively affect our results of operations.

In the short-term, we do not expect to acquire a significant number of new hotel Properties. Our near-term objectives are to continue to focus on internal growth, maximizing the operating performance of our existing Properties including the integration of recently acquired Properties, and on potential sales of selected Properties for the purpose of recycling our invested capital in order to enhance value.

Our long-term strategy is to continue to own, acquire and develop, if appropriate and consistent with our investment criteria, luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry segments because we believe that, due to their advantageous locations, reputations and/or amenities, properties in these industry segments present relatively high barriers to entry, have multiple demand generators and have historically outperformed other industry segments during an economic recovery. We also believe these types of hotels and resorts currently offer the optimal opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry segments. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and controlling expenses.

On April 2, 2004, we acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion, plus the assumption of $794 million in mortgage loans and KSL’s other outstanding liabilities resulting in the acquisition of four luxury and two upper upscale hotels. For additional information see “Uses of Liquidity and Capital Resources.” The acquisition of these Properties resulted in a significant increase in hotel revenues and expenses which affects the comparability of prior periods.

Results of Operations

Comparison of the quarter and nine months ended September 30, 2004 to the quarter and nine months ended September 30, 2003.

	Quarter Ended September 30,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$211,092	$108,897	102,195	94%
Food and beverage	72,936	22,266	50,670	228%
Other hotel and resort operating departments	45,167	7,369	37,798	513%
Hotel and resort revenues	329,195	138,532	190,663	138%
Hotel and resort expenses	(249,040)	(106,222)	(142,818)	134%
Gross margin	$80,155	$32,310	47,845	148%
Gross margin percentage	24%	23%	1%	4%
Other Revenues
Rental income from operating leases	$7,154	$9,349	(2,195)	(23)%
Gain on termination of hedges	3,498	—	3,498	n/a
Credit enhancement revenue	7,325	8,937	(1,612)	(18)%
Interest and other income	1,451	1,569	(118)	(8)%
Other Expenses
Interest and loan cost amortization	52,206	19,873	32,333	163%
General and administrative	8,878	3,265	5,613	172%
Asset mgmt. fees to related party	6,546	3,178	3,368	106%
Depreciation and amortization	47,415	22,993	24,422	106%
Transaction fees	2,436	—	2,436	n/a
Loss on extinguishment of debt	1,852	—	1,852	n/a

	Nine Months Ended September 30,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$581,653	$237,111	344,542	145%
Food and beverage	221,798	60,751	161,047	265%
Other hotel and resort operating departments	113,700	18,815	94,885	504%
Hotel and resort revenues	917,151	316,677	600,474	190%
Hotel and resort expenses	(671,897)	(234,530)	(437,367)	186%
Gross margin	$245,254	$82,147	163,107	199%
Gross margin percentage	27%	26%	1%	4%
Other Revenues
Rental income from operating leases	$25,650	$25,078	572	2%
Gain on sale of securities	8,026	—	8,026	n/a
Gain on termination of hedges	3,498	—	3,498	n/a
Credit enhancement revenue	16,693	15,349	1,344	9%
Interest and other income	5,402	4,439	963	22%
Other Expenses
Interest and loan cost amortization	122,162	39,576	82,586	209%
General and administrative	19,549	8,919	10,630	119%
Asset mgmt. fees to related party	18,792	8,161	10,631	130%
Depreciation and amortization	123,639	50,271	73,368	146%
Transaction fees	9,493	—	9,493	n/a
Loss on extinguishment of debt	15,889	—	15,889	n/a

Hotel and Resort Revenues.   As of September 30, 2004 and 2003, we owned interests in 117 and 107 operating hotel and resort Properties leased to our taxable REIT subsidiaries, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the nine months ended September 30, 2004 were $917.2 million, as compared to $316.7 million for the same period in 2003, an increase of $600.5 million or 190 percent. For the quarter ended September 30, 2004, hotel and resort revenues were $329.2 million, as compared to $138.5 million for the same period in 2003, an increase of $190.7 million or 138 percent. The increase during the quarter and nine months ended September 30, 2004, was due to our acquired Properties and Properties we have owned for a full year, as follows (in thousands):

	Quarter Ended September 30,
	2004	2003	Change
KSL acquisition	$96,164	$—	$96,164
RFS acquisition	48,831	41,883	6,948
Properties acquired or opened since 06/30/03	84,242	5,340	78,902
47 Properties operated since 06/30/03	97,729	91,309	6,420
Operating results from assumed leases	2,229	—	2,229
Total	$329,195	$138,532	$190,663

	Nine Months Ended September 30,
	2004	2003	Change
KSL acquisition	$230,349	$—	$230,349
RFS acquisition	137,085	41,883	95,202
Properties acquired or opened since 12/31/02	323,523	66,600	256,923
40 Properties operated since 12/31/02	223,965	208,194	15,771
Operating results from assumed leases	2,229	—	2,229
Total	$917,151	$316,677	$600,474

Our gross margin percentage for all Properties for the quarter ended September 30, 2004, as compared to the same period in 2003, increased 1 percent from 23 percent to 24 percent. During the nine months ended September 30, 2004, as compared to the same period in 2003, our gross margin percentage increased 1 percent from 26 percent to 27 percent. This improvement was primarily the result of an increase in average daily room rate for comparable Properties and the addition of three luxury resort Properties, acquired in the acquisition of KSL, which have higher profit margins than most of our existing Properties. The increased profitability of these hotels was offset slightly by reduced margins from our food and beverage operations, which has increased as a proportion of our total revenue from recently acquired Properties.

Other Revenues.   Revenues generated from rental income from operating leases for the nine months ended September 30, 2004 were $25.7 million, as compared to rental income of $25.1 million for the same period in 2003, an increase of $0.6 million or 2 percent. For the quarter ended September 30, 2004, rental income from operating leases was $7.2 million, as compared to rental income of $9.3 million for the same period in 2003, a decrease of $2.2 million or 23 percent. The increase, during the nine months ended September 30, 2004, was due to rent from three of the Properties we acquired in July 2003 as a result of the acquisition of RFS Hotel Investors, Inc. (“RFS”), which are leased to third-party tenants offset by a reduction in rental income from six Properties where leases with a third party tenant were assumed by us in August 2004. The decrease during the quarter ended September 30, 2004 was due to the leases the Company assumed on the six previously noted Properties. Rental revenues historically earned from these Properties have been replaced by hotel operating revenues and expenses as of the date of those assumptions.

Additionally, one of our third party tenants that leased two other Properties acquired from RFS stopped paying rent in late 2003. In January 2004, we stopped recording rental income on these Properties, and we have recorded an allowance of $0.8 million for all past due rents. We are aggressively pursuing collection of these rents and are considering possible legal action. A lease termination agreement was negotiated with the tenant and, effective May 21, 2004, we transitioned these two leased Properties to TRS entities and engaged Marriott as the management company to operate the hotels. Beginning on the date these Properties were transitioned to TRS entities, the results of operations of these hotels were included in our unaudited condensed consolidated statements of operations.

As a result of the KSL acquisition in April 2004, we assumed various interest rate protection agreements to limit our exposure to interest rate fluctuations on the Existing KSL Loan. We designated these agreements as cash flow hedges. In September 2004, the hedges were terminated in connection with the payoff of the loan (for additional information, see Note 11, “Indebtedness”). As a result of hedge ineffectiveness during the holding period and the termination, we transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenue in the accompanying unaudited condensed consolidated statements of operations during the quarter ended September 30, 2004.

During the nine months ended September 30, 2004, we recorded a gain on the sale of securities of $8.0 million for our sale of 2.5 million shares of common stock in Hersha Hospitality Trust. This investment which was sold for approximately $25.0 million had a cost basis of $17.0 million. The proceeds from this sale were used to repay a portion of the KSL Short-Term Loan. For additional information related to this sale, see “Liquidity and Capital Resources”, “Investments” within Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the nine months ended September 30, 2004 and 2003, we received $16.7 million and $15.3 million in revenues from credit enhancements, respectively (2 percent and 4 percent of total revenues for the nine months ended September 30, 2004 and 2003, respectively), and base management fee waivers of $3.2 million and $2.3 million, respectively. During the quarters ended September 30, 2004 and 2003, we received $7.3 million and $8.9 million in revenues, respectively, from credit enhancements (2 percent and 6 percent of total revenues for the quarters ended September 30, 2004 and 2003, respectively), and base management fee waivers of $0.9 million and $0.7 million, respectively. The increase in credit enhancement revenues during the nine months ended September 30, 2004, was due primarily to new credit enhancements obtained on two Properties acquired in December 2003 and April 2004, and another Property which opened in the first quarter of 2004. The decrease in credit enhancement revenues during the quarter ended September 30, 2004, as compared to the same period in 2003, was partially due to credit enhancements of certain existing Properties being fully utilized and due to a decrease in the amount of credit enhancements utilized at certain of our hotels and resorts which experienced improved operating results during the third quarter of 2004. These guarantees are provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or Properties. As a result of the market downturn in prior periods for certain of our hotels and resorts, and the resulting adverse effect on the operations of those Properties in these periods, we have recognized revenue from credit enhancements in our results of operations and cash flows, and the related cash has helped us to fund distributions. As of September 30, 2004, some of our credit enhancements were fully utilized or expired. To the extent that credit enhancements are fully utilized or expire, we are not able to obtain additional enhancements, and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations and our ability to make distributions to stockholders may be adversely affected. As of September 30, 2004, we had a total of $52.2 million available for funding under our remaining credit enhancements ($29.7 million of which relates to our unconsolidated subsidiaries). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will earn the credit enhancements currently available.

Interest and other income for the nine months ended September 30, 2004 was $5.4 million, as compared to $4.4 million, for the same period in 2003, an increase of $1.0 million or 22 percent. During the quarters ended September 30, 2004 and 2003, interest and other income was $1.5 million and $1.6 million, respectively, a decrease of $0.1 million or 8 percent. The increase, during the nine months ended September 30, 2004, as compared to the same period in 2003 was due primarily to an increase in the average outstanding cash balance during the first quarter of 2004 and the decrease during the quarter ended September 30, 2004 was due to a decrease in the average outstanding cash balance during the third quarter of 2004.

Hotel and resort expenses.

	Quarter Ended September 30,
	2004	2004 % of Hotel and Resort Revenue	2003	2003 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$51,113	16%	$26,514	19%
Food and beverage	55,835	17%	19,095	14%
Other hotel and resort operating departments	27,738	8%	4,701	3%
Property operations	67,841	21%	34,456	26%
Repairs and maintenance	15,761	5%	7,327	5%
Hotel and resort management fees	10,217	3%	4,210	3%
Sales and marketing	20,535	6%	9,919	7%
Total hotel and resort expenses	$249,040	76%	$106,222	77%

	Nine Months Ended September 30,
	2004	2004 as a % of Hotel and Resort Revenue	2003	2003 as a % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$138,670	15%	$55,791	18%
Food and beverage	159,172	17%	47,190	15%
Other hotel and resort operating departments	67,071	7%	11,785	4%
Property operations	179,962	20%	70,928	22%
Repairs and maintenance	41,644	5%	15,834	5%
Hotel and resort management fees	27,425	3%	10,518	3%
Sales and marketing	57,953	6%	22,484	7%
Total hotel and resort expenses	$671,897	73%	$234,530	74%

During the nine months ended September 30, 2004, hotel and resort expenses were $671.9 million, as compared to $234.5 million for the same period in 2003, an increase of $437.4 million or 186 percent. During the quarter ended September 30, 2004, hotel and resort expenses increased by $142.8 million or 134 percent to $249.0 million, as compared to hotel and resort expenses of $106.2 million for the quarter ended September 30, 2003. The increase, during the quarter and nine months ended September 30, 2004, was due to our acquired Properties and Properties we have owned for a full year, as follows (in thousands):

	Quarter Ended September 30,
	2004	2003	Change
KSL acquisition	$77,532	$—	$77,532
RFS acquisition	34,110	29,321	4,789
Properties acquired or opened since 06/30/03	58,088	5,768	52,320
47 Properties operated since 06/30/03	77,849	71,133	6,716
Operating results from assumed leases	1,461	—	1,461
Total	$249,040	$106,222	$142,818

	Nine Months Ended September 30,
	2004	2003	Change
KSL acquisition	$170,527	$—	$170,527
RFS acquisition	99,715	29,321	70,394
Properties acquired or opened since 12/31/02	231,617	50,908	180,709
40 Properties operated since 12/31/02	168,577	154,301	14,276
Operating results from assumed leases	1,461	—	1,461
Total	$671,897	$234,530	$437,367

Other expenses

Interest expense and loan cost amortization increased, during the quarter and nine months ended September 30, 2004, due to increased borrowings of almost $1.9 billion, which were used primarily for the acquisition of Properties. Both depreciation and amortization, as well as asset management fees, also increased as a result of the additional Properties we acquired. Estimated fair values of assets acquired and liabilities assumed at the date of the KSL acquisition are based on independent appraisals and preliminary valuation studies, therefore reported amounts may change based on finalization of our purchase price allocation which is expected to occur during the remainder of 2004. These changes may impact depreciable assets which therefore may increase depreciation expense including a catch up of depreciation for the nine months ended September 30, 2004, resulting in an increase in net loss. Any change may also result in a change in the amount of asset management fees paid to our advisor.

During the nine months ended September 30, 2004, general and administrative expenses increased to $19.5 million, as compared to $8.9 million, an increase of $10.6 million or 119 percent. During the quarter ended September 30, 2004, general and administrative expenses increased to $8.9 million, as compared to $3.3 million for the same period in 2003, an increase of $5.6 million or 172 percent. General and administrative expenses, as a percentage of total revenues, for the quarters ended September 30, 2004 and 2003, increased slightly to 2.5 percent in 2004 from 2.1 percent during 2003 (a decrease to 2.0 percent from 2.5 percent for the nine months ended September 30, 2004 and 2003, respectively). The decrease for the nine months, as a percentage of total revenues, was primarily the significant increase in hotel revenues from newly acquired Properties (primarily as a result of the KSL transaction), during the nine months ended September 30, 2004 and the year ended December 31, 2003.

For the nine months ended September 30, 2004, we recorded $8.6 million for expenses related to our planned Underwritten Offering and Listing, which were postponed in August 2004, and for two acquisition transactions we are no longer considering. See “Liquidity and Capital Resources” for more information regarding the Underwritten Offering and the Listing.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of the outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In conjunction with the repurchase of $78.5 million of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the nine months ended September 30, 2004 for the early participation payment relating to these term notes. For additional information see “Liquidity and Capital Resources”.

In August 2004, the Company obtained the Secured Mortgage Loan and repaid $706.0 million of the KSL Short-Term Loan, and as a result, the Company wrote off $1.9 million in loan costs relating to the KSL Short-Term Loan during the quarter and nine months ended September 30, 2004. For additional information see “Liquidity and Capital Resources”.

Losses from Unconsolidated Subsidiaries

Losses from unconsolidated subsidiaries decreased to $13.1 million from $17.2 million for the nine months ended September 30, 2004 and 2003, respectively, and to $7.0 million from $8.7 million for the quarters ended September 30, 2004 and 2003, respectively.

The following presents our equity in losses from unconsolidated subsidiaries for the quarters ended September 30, 2004 and 2003 (in thousands):

Subsidiary	2004	2003	(Increase)/decrease in equity in losses
WB Resort Partners, LP*	$(1,161)	$(2,470)	$1,309
Desert Ridge Resort Partners, LLC*	(4,467)	(5,182)	715
CY-SF Hotel Parent, LP	(411)	(512)	101
Other Joint Ventures	(984)	(522)	(462)
Total	$(7,023)	$(8,686)	$1,663

*       A partner or a member, which owns a significant percentage of ownership in our unconsolidated subsidiary, is an affiliate of our advisor, CNL Hospitality Corp.

The following presents our equity in losses from unconsolidated subsidiaries for the nine months ended September 30, 2004 (in thousands):

Subsidiary	2004	2003	(Increase)/decrease in equity in losses
WB Resort Partners, LP*	$(5,258)	$(7,747)	$2,489
Desert Ridge Resort Partners, LLC*	(4,339)	(6,449)	2,110
CY-SF Hotel Parent, LP	(1,333)	(1,508)	175
Other Joint Ventures	(2,125)	(1,471)	(654)
Total	$(13,055)	$(17,175)	$4,120

*       A partner or a member, which owns a significant percentage of ownership in our unconsolidated subsidiary, is an affiliate of our advisor, CNL Hospitality Corp.

Losses were primarily due to net losses incurred by WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property, Desert Ridge Resort Partners, LLC which owns the JW Marriott Desert Ridge Resort in Scottsdale, Arizona and CY SF Hotel Resort, LP which owns the Courtyard by Marriott in downtown San Francisco, California. Operating results for the nine months ended September 30, 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in average daily rates and (iii) increases in productivity and cost controls. However, these Properties have all been newly constructed or renovated in the last three years and have continued to be negatively impacted by the recent economic slowdown. The Properties continue to generate operating income which is expected to increase as these hotels continue to gain market share and the respective markets improve.

In addition, we have continued to incur losses at CTM Partners, LLC, which owns a majority interest in a joint venture that owns the rights to the Mobil Travel Guide. The member partners are currently considering various alternatives related to this investment, including the sale of EMTG, LLC. Our carrying value of this investment was $2.2 million as of September 30, 2004.

Discontinued Operations

In connection with the July 2003 acquisition of RFS Hotel Investors, Inc. (“RFS”), we decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In July 2004, we sold two of these Properties, the Hampton Inn in Omaha, Nebraska and the Comfort Inn in Marietta, Georgia to unaffiliated third parties for total gross proceeds of $11.3 million resulting in a net gain of $0.3 million. The proceeds were used to pay down a portion of the $1.1 billion KSL Short-Term Loan.

In August 2004, we entered into an agreement with a third party to sell the Hampton Inn located in Denver, Colorado for an expected sales price of $2.8 million. No gain or loss will be recognized as a result of this sale. This transaction is subject to customary closing conditions and there is no assurance that such conditions will be met or, if met, that the transaction will occur.

At September 30, 2004, we wrote-down the remaining three Properties to their estimated sales value less cost to sell resulting in a total write-down of $5.3 million. We are actively seeking purchasers for these Properties and expect to complete these dispositions within six months.

The income (loss) from discontinued operations was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hotel Revenues	$2,376	$3,001	$8,691	$3,001
Hotel Expenses	(1,735)	(2,227)	(6,477)	(2,227)
Write-down of Assets	(5,334)	—	(5,334)	—
	(4,693)	774	(3,120)	774
Gain on disposal of assets	310	—	310	—
Income (loss) from discontinued Operations	$(4,383)	$774	$(2,810)	$774

In accordance with FAS 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation of approximately $0.8 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively (of which $0.2 million and $0.5 million relate to the quarters ended September 30, 2004 and 2003, respectively).

Income Taxes

We recorded income tax expense of $0.6 million during quarter ended September 30, 2004 and an income tax benefit of $0.2 million during the nine months ended September 30, 2004 as a result of the operating results of our TRS entities related to certain of our Properties. The expense during the third quarter was due to taxable income being realized at certain TRS subsidiaries where Property operating results have improved.

We increased the valuation allowance from $10.0 million as of December 31, 2003 to $27.3 million as of September 30, 2004 for some of our other Properties. This increase is due to us not having a historical track record of taxable income on most of these new TRS subsidiaries. We will continue to record valuation allowances for these deferred tax assets unless we can expect the realization of the benefit as a result of regular periods of taxable income.

Minority Interests

Minority interests in income of consolidated partnerships for the quarter and nine months ended September 30, 2004 were $2.0 million and $8.0 million, respectively, as compared to interests in losses of $0.8 million for the quarter ended September 30, 2003 and income of $0.5 million during the nine months ended September 30, 2003. Both period-over-period improvements are primarily due to profits received as a result of the acquisition of the Hotel Del Coronado and a partnership which owns two Hilton hotels, all three of which were acquired in December 2003.

Earnings Per Share

Earnings (loss) per share for the nine months ended September 30, 2004 decreased $0.23 from income of $0.03 for the nine months ended September 30, 2003 to a loss per share of $0.20 for the nine months ended September 30, 2004. The decrease was primarily due to the following:

(i)            Loss on extinguishment of debt of $15.9 million which reduced earnings per share by $0.11;

(ii)        Write-off of costs totaling $9.5 million related to our postponed Underwritten Offering and of two acquisitions that we are no longer pursuing which reduced earnings per share by $0.06; and

(iii)    the seasonal slowdown during the third quarter which was magnified by larger Properties located in the desert southwest region of the United States which were acquired in April 2004. The strongest quarter for these Properties is generally the first quarter of each calendar year, during which time we did not yet own these Properties.

These expenses were offset by a gain on the sale of our investment in Hersha common stock of $8.0 million which reduced the loss per share by $0.05. Excluding these individual transactions from our operating results would have resulted in a reduction of the loss per share to $0.11 for the nine months ended September 30, 2004, relative to the same period in 2003.

The reduction in earnings and earnings per share is primarily a result of the seasonal slowdown of some of our larger hotel and resort Properties which are located in the desert southwest region of the United States. This effect was magnified in 2004 because most of these Properties were acquired in late 2003 or in early 2004.

Funds from Operations

We consider FFO (and FFO per diluted share) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses, including impairment losses recorded to write-down assets to their estimated fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously, such losses were excluded from FFO consistent with the treatment of gains and losses on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common stockholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. We adopted the modifications to the definition of FFO effective with our reported results for the first quarter of 2004.

In calculating FFO, net income or loss is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income or loss), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income or loss determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income or loss as reported in the accompanying unaudited condensed consolidated financial statements and notes thereto.

The following is a reconciliation of net income or loss to FFO and FFO per diluted share for the quarter and nine months ended September 30 (in thousands except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Earnings	$(33,813)	$(5,288)	$(28,649)	$2,132
Adjustments:
Effect of unconsolidated subsidiaries	3,513	3,421	10,656	10,133
Effect of minority interest	(3,165)	(1,542)	(9,213)	(4,164)
Depreciation and amortization of real estate assets	44,585	22,993	118,280	50,271
Gain on sale of real estate assets	(310)	—	(310)	—
Funds from operations	$10,810	$19,584	$90,764	$58,372
Funds from operations per share (basic and diluted)(4)	$0.07	$0.22	$0.62	$0.75
Weighted average shares:
Basic and diluted(4)	152,140	90,971	146,468	78,324

(1)          Results of operations for the nine months ended September 30, 2004 does not include $5.1 million in net cash flows received for member deposits.

(2)          Historical financial statements have been restated for the effect of adopting Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities.”

(3)          Results of operations for the nine months ended September 30, 2004, do not exclude the following non-hotel operating revenue and expenses:

(i)            Gain of $8.0 million from the sale of common stock;

(ii)        Loss of $15.9 million from the extinguishment of debt; and

(iii)    Transaction costs of $9.5 million related to the write off of capitalized costs related to the Underwritten Offering and two acquisitions that we are no longer pursuing.

(4)        All share and per share amounts reflect the effect of the reverse stock split.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization, EBITDA, is defined as income (losses) from continuing operations excluding: (i) interest expense, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial performance of our portfolio. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties nor does it reflect trends in interest costs due to interest rate changes or increased borrowings. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.

The following is a reconciliation of net income or loss to EBITDA for the quarter and nine months ended September 30 (in thousands):

	Quarter Ended September 30,		Nine months Ended September 30,
	2004(1)(3)	2003(2)	2004(1)(3)	2003(2)
Net income (loss)	$(33,813)	$(5,288)	$(28,649)	$2,132
Adjustments:
Interest and loan cost amortization	52,206	19,873	122,162	39,576
Income tax expense (benefit)	635	1,061	(176)	1,061
Depreciation and amortization	47,415	22,993	123,639	50,271
EBITDA	$66,443	$38,639	$216,976	$93,040

(1)          Results of operations for the nine months ended September 30, 2004 does not include $5.1 million in net cash flows received for member deposits.

(2)          Historical financial statements have been restated for the effect of adopting Statement of Financial Accounting Standards Interpretation No. 46, “Consolidation of Variable Interest Entities.”

(3)          Results of operations for the nine months ended September 30, 2004, do not exclude the following non-hotel operating revenue and expenses:

(i)            Gain of $8.0 million from the sale of common stocks;

(ii)        Loss of $15.9 million from the extinguishment of debt;

(iii)    Transaction costs of $9.5 million related to the write off of capitalized costs related to the Underwritten Offering and two acquisitions that we are no longer pursuing.

Hotel and Resort Operating Statistics

The following table presents, by industry segment, our portfolio of 130 Properties (excluding four held for sale) and associated inventory of rooms as of September 30, 2004 (based on Smith Travel chain scale segments):

Industry Segment	Properties	Rooms
Luxury Resort	5	2,970
Upper Upscale	35	14,068
Upscale	54	9,510
Midscale	36	5,129
Total	130	31,677

During the nine months ended September 30, 2004, a significant portion of our rental income and hotel and resort revenues were earned from Properties managed by three key third-party managers: Marriott International, Inc., and subsidiaries; Hilton International, Inc. and subsidiaries; and KSL II Management Operations, LLC. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of any one of these three management companies could significantly impact our results of operations. We believe that the risk of such a failure will be reduced through future acquisitions and diversification.

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

The following tables present information related to our Properties by chain scale segment (as defined by Smith Travel Research) for the quarter and for the nine months ended September 30, 2004. For hotels and resorts that we acquired during the periods presented, unaudited hotel and resort occupancy, ADR and RevPAR are presented for the period during which we owned the Properties.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Quarter Ended September 30, 2004

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort	5	67.0%	$257.97	$172.88
Upper Upscale	33	71.3	121.34	86.56
Upscale	46	78.2	93.94	73.50
Midscale	34	73.1	77.15	56.41
Total Consolidated	118	72.9%	$121.83	$88.81
Unconsolidated	3	84.3	128.33	108.13
Subtotal	121	73.9%	$122.49	$90.55
Triple Net Lease(2)	9	77.6	81.90	63.56
Total	130	74.2%	$119.48	$88.63

(1)          Excludes four Properties held for sale.

(2)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Nine months Ended September 30, 2004

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort	5	71.9%	$258.88	$186.07
Upper Upscale	33	70.4	125.67	88.51
Upscale	46	75.8	95.34	72.24
Midscale	34	70.8	77.04	54.53
Total Consolidated	118	72.0%	$121.85	$87.76
Unconsolidated	3	81.3	150.85	122.65
Subtotal	121	72.9%	$124.95	$91.11
Triple Net Lease(2)	9	74.4	89.48	66.61
Total	130	73.1%	$121.54	$88.80

(1)          Excludes four Properties held for sale.

(2)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following tables present information related to our Comparable Properties. We define comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared. We consider 62 Properties comparable for the quarter ended September 30, 2004, and 55 Properties comparable for the nine months ended September 30, 2004.

Unaudited Property Operating Data—Comparable Properties(1)
Continuing Operations(2)
For the Quarter Ended September 30, 2004

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2003	ADR	to 2003	RevPAR	to 2003
Consolidated
Upper Upscale	16	71.7%	1.9	$118.79	3.2%	$85.23	6.1%
Upscale	31	76.5	5.8	91.60	3.7	70.06	12.2
Midscale	6	78.6	3.4	74.06	(0.1)	58.19	4.4
Total Consolidated	53	74.2%	3.7	$104.01	3.0%	$77.15	8.3%
Unconsolidated	3	84.3	11.5	128.33	5.0	108.13	21.5
Subtotal	56	76.0%	5.1	$109.00	3.7%	$82.89	11.2%
Triple Net Lease(3)	6	78.6	11.3	80.71	4.0	63.43	21.4
Total	62	76.3%	5.9	$105.55	3.5%	$80.58	12.1%

(1)          We define Comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared.

(2)          Excludes four Properties held for sale.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the quarter ended September 30, 2004, RevPAR for our 56 comparable Properties which were leased to taxable REIT subsidiaries (“TRSs”) (including three owned through unconsolidated TRS subsidiaries) was $82.89, representing an increase of 11.2 percent, as compared to the same period in 2003. This was a result of a 3.7 percent increase in ADR to $109.00 and a 5.1 percent increase in occupancy to 76.0 percent.

Total comparable upper upscale Properties reported a RevPAR increase of 6.1 percent resulting from a 1.9 percent increase in occupancy to 71.7 percent and a 3.2 percent increase in ADR to $118.79. A total of four of the sixteen upper upscale Properties reported year over year RevPAR increases of greater than ten percent while only four of these Properties reported decreases in RevPAR, of 0.2 percent, 3.1 percent, 3.8 percent and 4.1 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.2 percent resulting from a 5.8 percent increase in occupancy to 76.5 percent and a 3.7 percent increase in ADR to $91.60. A total of sixteen Properties in the upscale chain segment reported RevPAR increases of greater than 10 percent, while only one Property reported a decrease, of less than 1 percent, in year over year RevPAR.

Total comparable midscale Properties reported a RevPAR increase of 4.4 percent resulting from a 3.4 percent increase in occupancy to 78.6 percent and a 0.1 percent decrease in ADR to $74.06. Three out of the six midscale Properties reported year over year RevPAR increases of greater than 10 percent while three Properties reported decreases of 1.3 percent, 7.6 percent and 15.5 percent.

Unaudited Property Operating Data—Comparable Properties(1)
Continuing Operations(2)
For the Nine months Ended September 30, 2004

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2003	ADR	to 2003	RevPAR	to 2003
Consolidated
Upper Upscale	9	72.6%	3.9	$111.99	0.7%	$81.26	6.4%
Upscale	31	74.3	5.1	93.43	4.8	69.44	12.5
Midscale	6	78.3	2.9	75.20	2.9	58.90	7.0
Total Consolidated	46	73.9%	4.4	$99.77	2.8%	$73.69	9.3%
Unconsolidated	3	81.3	11.4	150.85	6.6	122.65	23.9
Subtotal	49	75.6%	6.0	$112.46	4.7%	$85.00	13.8%
Triple Net Lease(3)	6	73.7	9.1	83.09	3.4	61.23	17.9
Total	55	75.3%	6.5	$108.32	4.4%	$81.58	14.3%

(1)          We define Comparable hotels and resorts as Properties that we owned at the beginning of the entirety of both periods being compared.

(2)          Excludes four Properties held for sale.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the nine months ended September 30, 2004, RevPAR for our 49 comparable Properties which were leased to TRSs (including three owned through unconsolidated TRS subsidiaries) was $85.00, representing an increase of 13.8 percent, as compared to the same period in 2003. This was a result of a 4.7 percent increase in ADR to $112.46 and a 6.0 percent increase in occupancy to 75.6 percent.

Total comparable upper upscale Properties reported a RevPAR increase of 6.4 percent resulting from a 3.9 percent increase in occupancy to 72.6 percent and a 0.7 percent increase in ADR to $111.99. Two of the nine upper upscale Properties reported year over year RevPAR increases of greater than 10 percent while two of these Properties reported decreases in RevPAR of 3.1 percent and 5.2 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.5 percent resulting from a 5.1 percent increase in occupancy to 74.3 percent and a 4.8 percent increase in ADR to $93.43. A total of seventeen Properties in the upscale chain segment reported RevPAR increases of greater than 10 percent, while one Property report a decrease in year-over-year RevPAR of 1.8 percent.

Total comparable midscale Properties reported a RevPAR increase of 7.0 percent resulting from a 2.9 percent increase in occupancy to 78.3 percent and a 2.9 percent increase in ADR to $75.20. Two out of the six midscale Properties reported year over year RevPAR increases of greater than 10 percent while two reported decreases of 1.1 percent and 13.4 percent.

The following tables present comparative information for 105 Properties owned as of September 30, 2004. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and excludes Properties that: (1) were opened or underwent significant renovations during the reporting periods being compared, (2) have changed reporting periods and therefore results are not comparable on a year-over-year basis, or (3) are held for sale. For 2004 and 2003, we consider 105 of Properties owned on September 30, 2004 to be comparable Properties. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties(1)
Continuing Operations(2)
For the Quarter Ended September 30, 2004

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2003	ADR	to 2003	RevPAR	to 2003
Consolidated
Luxury Resort	5	67.0%	2.1	$257.97	3.6%	$172.88	6.9%
Upper Upscale	25	71.6	2.8	120.50	3.5	86.26	7.8
Upscale	33	76.5	5.8	91.30	3.7	69.88	12.2
Midscale	30	72.9	1.0	74.59	1.9	54.36	3.4
Total Consolidated	93	72.3%	3.1	$124.04	3.2%	$89.67	7.8%
Unconsolidated	3	84.3	11.5	128.33	5.0	108.13	21.5
Subtotal	96	73.6%	4.0	$124.57	3.4%	$91.68	9.4%
Triple Net Lease(3)	9	77.6	9.6	81.90	3.1	63.56	17.7
Total	105	73.9%	4.5	$120.78	3.2%	$89.30	9.8%

(1)          We define Adjusted Comparable hotels and resorts as Properties owned as of September 30, 2004, and exclude Properties that were opened or underwent significant renovations during the periods being compared, changed reporting periods during the periods being compared, or are held for sale.

(2)          Excludes four Properties held for sale.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—Adjusted Comparable Properties(1)
Continuing Operations(2)
For the Nine months Ended September 30, 2004

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2003	ADR	to 2003	RevPAR	to 2003
Consolidated
Luxury Resort	5	73.5%	3.0	$265.83	1.9%	$195.42	6.2%
Upper Upscale	25	70.9	4.3	124.30	0.1	88.16	6.6
Upscale	33	74.8	4.7	95.34	4.9	71.31	11.9
Midscale	30	70.1	0.7	74.48	1.9	52.18	3.0
Total Consolidated	93	72.1%	3.5	$130.25	1.9%	$93.87	7.0%
Unconsolidated	3	81.3	11.4	150.85	6.6	122.65	23.9
Subtotal	96	73.1%	4.3	$132.75	2.6%	$97.01	9.1%
Triple Net Lease(3)	9	74.2	8.0	85.06	3.0	63.08	15.5
Total	105	73.2%	4.6	$128.64	2.5%	$94.13	9.4%

(1)          We define Adjusted Comparable hotels and resorts as Properties owned as of September 30, 2004, and exclude Properties that were opened or underwent significant renovations during the periods being compared, changed reporting periods during the periods being compared, or are held for sale.

(2)          Excludes four Properties held for sale.

(3)          Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, our principal sources of cash were from funds raised through the sales of common stock in our prior best efforts public offering, long-term borrowings, cash flows from operating activities, including credit enhancements, and net cash received from membership deposits. We use cash primarily to acquire, develop and maintain Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status.

Sources of Liquidity and Capital Resources

Historically we have satisfied our liquidity requirements through our common stock offerings, cash flows from operations, our borrowings and cash provided by our credit enhancement arrangements. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our unencumbered assets, access to secured or unsecured debt or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable. As a result of the Secured Mortgage Loan and the Senior Term Loan, as discussed below, we expect substantially all of our Properties to be collateralized under the terms of our various debt agreements. Based upon our internal Property valuations and third party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis.

Common Stock Offerings and Debt Financing

We have relied on sales of our common stock and borrowings to finance a significant portion of our Property acquisitions and other investments. During the nine months ended September 30, 2004, we raised $631.0 million in proceeds from our fifth common stock offering, which we refer to as the “2003 Offering” (most of which was raised in late February and early March 2004 immediately prior to the close of our 2003 Offering). The 2003 Offering commenced on February 4, 2003 and was completed on March 12, 2004.

In July 2003, we filed a registration statement on Form S-11 (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock, on a pre-reverse stock split basis, at $10 per share ($4 billion) pursuant to a best efforts offering. We withdrew this registration statement on October 15, 2004. The registration statement had not been declared effective by the Commission, and none of the securities proposed to be registered by the registration statement had been sold.

In April 2004, we filed a registration statement on Form S-3 with the Commission for a firm commitment underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, we filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. We also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with our existing outstanding common shares (the “Listing”). With respect to the Listing application, we were approved by the NYSE, and although we have not withdrawn the application, the application process has not been completed. On August 3, 2004, due to market conditions, we postponed the Underwritten Offering and the Listing. As a result, we have written off $7.3 million in offering costs that had been capitalized related to the Underwritten Offering. The registration statement on Form S-3 that related to the Underwritten Offering remains on file with the Commission.

We have an effective registration statement on Form S-3 on file with the Commission for the shares of common stock issuable under our distribution reinvestment plan, (“DRP”). We intend to file a subsequent registration statement on Form S-3 with the Commission to register additional shares of common stock issuable under our DRP in the fourth quarter of 2004.

In March 2004, we received proceeds from a $33.3 million loan agreement collateralized by our Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.35 percent as of September 30, 2004) plus 3.75 percent and an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options. The indebtedness is denominated in Canadian dollars, the functional currency of the Property and has been translated to U.S. dollars.

In March 2004, we also received proceeds from a $32.5 million loan agreement collateralized by our Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time, any unpaid principal and interest is due.

In April 2004, as a result of the KSL acquisition, we became subject to a commercial mortgage loan of $794.0 million, the Existing KSL Loan, with various financial institutions collateralized by five of the six Properties acquired. The loan beared a floating interest rate at LIBOR plus 1.71 percent. The Existing KSL Loan was repaid as discussed below. In April 2004, we partially financed the KSL acquisition by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 1.84 percent as of September 30, 2004) plus 2.75 percent. Approximately $35.9 million of the KSL Short-Term Loan was repaid with the net proceeds from the April 2004 sale of 2.5 million shares of HT common stock for $25.0 million in gross proceeds and the $11.3 million in gross proceeds from the July 2004 sale of two Properties. In August 2004, we obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Loan and partially repay $706.0 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at our option. The Secured Mortgage Loan is collateralized by five of our Properties and bears interest at a weighted floating rate equal to LIBOR plus 332.5 basis points. During the quarter and nine months ended September 30, 2004, we wrote off $1.9 million in loan costs as a result of the repayment of a significant portion of the KSL Existing Loan.

In August 2004, we obtained a $353.5 million commitment (the ”Senior Term Loan”) from a third-party lender. The Senior Term Loan closed on October 29, 2004 with an effective date of October 13, 2004. Proceeds from the loan and cash on hand were used to repay the KSL Short-Term Loan. See “Events Subsequent to September 30, 2004” for additional information regarding the Senior Term Loan.

As of September 30, 2004, net proceeds to us from our five public offerings, loan proceeds and capital contributions from CNL Hospitality Corp. since our inception after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $8.4 billion. We have used net offering proceeds, and proceeds from long-term financing, to invest in 136 Properties (two of which were sold in July 2004) located in 37 states, the District of Columbia, and Canada. As of November 5, 2004 after the repayment of the KSL Short-Term Loan and the revolving line of credit, we had $31.2 million in cash available for general corporate purposes.

In connection with the closing of the Senior Term Loan, we used cash on hand to repay the $24.1 million balance outstanding on our revolving credit facility. As a result, this facility has been terminated and funds are no longer available for drawing.

Operating Leases

In March 2004, the third-party tenants, affiliated with Marriott, for ten of our Properties with combined annual net operating income of $13.0 million, for the year ended December 31, 2003, and annual base rental obligations of $26.7 million informed us that the annual net operating income projected for these Properties would be insufficient to fund the full amount of scheduled base rent for 2004 and potentially subsequent years. As a result, we began negotiating with those tenants for the acquisition of the leasehold interests and the execution of management agreements with Marriott or its affiliates to operate the Properties under long-term contracts. In August 2004, the Company took assignment of leases for six out of the ten Properties and entered into long-term management agreements with a third-party manager. The six Properties are now leased to TRS entities and, from the date of such assignment, the results of operations of these Properties have been reflected in the Company’s condensed consolidated statement of operations in lieu of rental income that was historically reported.

As of November 5, 2004, we continue to negotiate the assignment of leases for three of these Properties, which includes the negotiation of the related management agreements, under which we may receive one or more minimum return guarantees. There can be no assurance that we will complete the assignment of these leases, enter into management agreements with third parties or receive minimum return guarantees in connection with these negotiations. These Properties are encumbered by debt and consequently any alternative solution will be subject to approval by the lender providing the related financing. As of November 5, 2004, the Company had received all rents related to these remaining four Properties. Under the assignments we will return the security deposits of $6.1 million received in connection with the current agreements, as applicable. Absent improved operating results of these Properties, the net operating income received from them after we acquire the leasehold interests will be significantly less than the rental income historically received from the same Properties.

Investments

In 2003, through a wholly owned subsidiary, we invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, we exercised our right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold generated approximately $25.0 million in gross proceeds and resulted in a realized gain of approximately $8.0 million. The net proceeds were used to pay down a portion of the KSL Short-Term Loan. As of September 30, 2004, we owned 316,000 shares of HT common stock with a market value and cost basis at September 30, 2004 of $3.0 million and $2.1 million, respectively, resulting in an unrealized gain of $0.9 million. We are also a majority owner in a partnership with HT that owns one Property in New York, New York.

Membership Deposits

Since April 2004, our cash flows and financial condition include the receipt of member deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our hotels and resorts. Under our primary membership program, deposits generally become refundable upon:

1.                Demand by the member after 30 years in the program;

2.                The sale of the member’s home in the resort community when the home buyer purchases a new membership;

3.                The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or

4.                In case of a member’s death, a request for refund by the surviving spouse.

Under the “Four-for-One” program, a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit. However, our obligation to repurchase a membership and refund the deposit occurs only after we have sold four new memberships for each member who has requested a refund under this program.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:

•       Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;

•  Interest expense and scheduled principal payments on our indebtedness;

•  Capital expenditures to improve our Properties;

•  Retirement of mortgage loans or unsecured debt;

•  Refunding of member deposits;

•  Existing development and/or renovation activities;

•  Recurring repairs and maintenance expenditures required to maintain our Properties; and

•  Acquisitions of Properties.

We expect to meet our short-term liquidity needs through a combination of the following:

•  Cash on hand;

•  Cash provided by operations;

•  Credit enhancement funding;

•  Proceeds from other secured and unsecured debt offerings or lines of credit;

•  Deposits from our membership programs;

•  Reserves established for the replacement of furniture, fixtures and equipment;

•  The disposition of our assets held for sale; and

•  Net proceeds from future stock offerings.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. We currently estimate that as early as the first quarter of 2005, our sources of liquidity may be insufficient to fund the current level of distributions to our stockholders. Pursuant to our distribution policy, if we do not experience greater than expected increases in hotel operating income, we do not or are unable to obtain additional capital through borrowings or we do not obtain additional credit enhancements or similar return guarantees we would need to reduce or defer our funding of capital expenditures or may be required to reduce distributions to stockholders as early as the first quarter of 2005. In addition, if hotel performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, then the anticipated shortfall will likely be greater. This discussion assumes that we are not required to pay certain fees to our Advisor related to the acquisition of permanent financing as discussed in “Commitments and Contingencies—CNL Hospitality Corp. Merger.”

Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including cash management arrangements whereby the lenders or their designated loan services capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, pay certain dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of September 30, 2004. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our unencumbered assets, access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, if any (for additional information on debt covenant requirements, see “Common Stock Offerings and Debt Financing”).

Our revolving line of credit was repaid and terminated in connection with obtaining the Senior Term Loan, and accordingly, we are no longer able to draw upon this facility to fund short-term liquidity needs. As a result of the Secured Mortgage Loan and the Senior Term Loan, as discussed in “Common Stock Offerings and Debt Financing”, we expect all of our Properties to be collateralized under the terms of our various debt agreements.

During the remainder of 2004, we expect to spend $25.4 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $47.1 million for renovations, which is expected to be funded from the other sources listed below.

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

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our wholly owned subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, we solicited consents to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding. In conjunction with the repurchase of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the nine months ended September 30, 2004 for the premium to retire these term notes.

We believe that our long-term liquidity needs will be met through a combination of the sources listed above. If the above sources are not sufficient or we are unable to obtain access to such capital to fund our long-term liquidity requirements, we will pursue other actions which may include, but are not limited to reducing our distributions and/or selling certain additional Properties.

KSL Acquisition

On April 2, 2004, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, we acquired all of the outstanding capital stock of KSL Recreation Corporation for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans, (for additional information, see Note 11, “Indebtedness”), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out in the third quarter, relating to the final adjustment of the working capital balance included in the purchase price.

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of KSL are based on preliminary independent appraisals and valuation studies from independent third-party consultants; therefore, reported amounts may change based on finalization which is expected to occur during the fourth quarter of 2004. These changes may impact depreciable and amortizable assets which therefore may impact depreciation and amortization expense including a catch up of depreciation and amortization for the nine months ended September 30, 2004.

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
		3,220

Concurrent with the closing of the KSL acquisition, we entered into interim management agreements with an affiliate of the former parent company of KSL for a period of nine months. Either party may terminate the interim agreements upon 75 days written notice. In August 2004, we entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott International, Inc. (“Marriott”)). We are currently evaluating various alternatives related to the management of the other two Properties.

We have entered into an agreement with Marriott, relating to the Doral Golf Resort and Spa Property, whereby we received minimum return guarantees, effective August 16, 2004. The minimum return guarantee, which guarantees a certain level of operating income from this Property, is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $3.1 million under this guarantee has been recognized as other income during the quarter and nine months ended September 30, 2004. We expect that this guarantee will be fully utilized prior to its expiration in 2007. After December 31, 2006, the manager has agreed to waive certain management fees by the amount of the shortfall between hotel operating profit and our minimum return.

We financed this transaction by using $367.5 million in cash and by obtaining a $1.1 billion short-term loan (the “KSL Short-Term Loan”) with an interest rate of LIBOR (one-month LIBOR was equal to 1.84 percent as of September 30, 2004) plus 2.75 percent. In July 2004, $35.9 million of this loan was repaid with the net proceeds from our sale of Hersha Hospitality Trust common stock, a publicly-traded hospitality

REIT, and the net proceeds from the July 2004 sale of two Properties. In August 2004, an additional $706.0 million of this loan was repaid with the proceeds from a new loan (see Note 11, “Indebtedness” for additional information). In October 2004, the remainder of the KLS Short-Term Loan was repaid with proceeds from another new loan (see Note 17, “Subsequent Events” for additional information).

Distributions

During the nine months ended September 30, 2004 and 2003, we declared and paid distributions to our stockholders of $164.9 million and $88.6 million, respectively. The increase in distributions during the nine months ended September 30, 2004, as compared to the same period in 2003, was due to the increase in the average outstanding common shares during the nine months ended September 30, 2004 and the year ended December 31, 2003.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, and our objective of continuing to qualify as a REIT for federal income tax purposes. To maintain our qualification as a REIT under the Code, we are required to make annual distributions to our stockholders of at least 90 percent of our taxable income excluding net capital gains. During the nine months ended September 30, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because, in the past, our acquisition strategy focused on opportunistically investing in larger portfolios, which allowed us to obtain increased efficiencies as we invested the proceeds received from the sale of shares of common stock. As a result, larger cash outlays were required at the time of purchase which caused equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases. In addition, many of the larger Properties that we are currently operating through joint ventures have recently been renovated or constructed and as a result the cash distributions that we received from these joint ventures were less than what is ultimately expected to be received once these Properties stabilize and obtain their projected market share.

During the nine months ended September 30, 2004, $21.2 million in cash flows from operating activities was supported by credit enhancements which, in conjunction with $9.0 million in proceeds from long-term borrowings, were used to fund a portion of our distributions. If we do not experience greater than expected increases in hotel operating income, we do not or are unable to obtain additional capital through borrowings, or we do not obtain additional credit enhancements or similar return guarantees, we would need to reduce or defer our funding of capital expenditures, or may be required to reduce distributions to stockholders as early as the first quarter of 2005. We will determine the distribution levels, for each quarterly period, based upon the actual operating results of that quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition and capital requirements, as well as the minimum REIT distribution requirements.

During the nine months ended September 30, 2004, we took assignment of third-party leases for eight Properties and began leasing them to TRS entities. Currently, the net operating income received from these Properties is less than the rental income historically received from these Properties under the terms of the leases with third-party tenants. If this continues, it will have a negative impact on cash flows from operating activities and may impair our ability to pay distributions to stockholders.

For the nine months ended September 30, 2004 and 2003, 28 percent and 35 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and 71 and 65 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 2004 and 2003 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Cash Flows

During the nine months ended September 30, 2004 and 2003, we generated cash from operations of $158.7 million and $81.5 million, respectively. The increase in cash flows from operations is primarily due to the acquisition of several Properties in late 2003 and early 2004. Included in cash flows from operations is credit enhancement funding totaling $21.2 million and $39.1 million for the nine months ended September 30, 2004 and 2003 respectively.

Cash flows used in investing activities during the nine months ended September 30, 2004, was almost $1.6 billion including $1.4 billion paid in connection with the KSL acquisition. Cash flows from financing activities during the nine months ended September 30, 2004, was more than $1.4 billion including $644.6 million in subscriptions received from stockholders and almost $1.1 billion in proceeds from mortgage loans net of repayments.

Commitments and Contingencies

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one our subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and has dismissed all claims against us.

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others; ourselves; our advisor, CHC; certain affiliates of ours and CHC; and certain directors and officers of ours. The action asserts claims on behalf of two separate classes, those persons who purchased shares of ours during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(A), including Rule 14a-9 hereunder, and Section 20(A) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of dividends and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive advisor fees, overpayment for certain properties and our proposed merger with CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent directors and retention of a new financial advisor. We believe the allegations contained in the complaint are without merit and intend to vigorously defend them, and therefore, no liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in this complaint are also without merit and intend to vigorously defend them, and therefore, no liability has been accrued.

In the course of our ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us from our operations, offerings and unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals) cannot be predicted with certainty, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

As of September 30, 2004, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated joint ventures, if shortfalls arise.

As of September 30, 2004, we had a commitment to a third-party manager of one of its Properties to build a ballroom at an estimated total cost of approximately $26.0 million. As of November 5, 2004, the design phase of this project had begun. If we do not complete the ballroom by December 31, 2006, the management agreement related to this Property will be amended such that the manager may earn an incentive management fee equal to all net operating income in excess of regular debt service up to a cumulative predefined amount.

Commitments and Contingencies—CNL Hospitality Corp. Merger:

In April 2004, we, together with other entities we control including one of our subsidiaries, entered into a merger agreement (the “Merger Agreement”) with our advisor, CNL Hospitality Corp. (“CHC”). The Merger Agreement provides, among other things, that in the merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of our common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of $10.5 million of debt as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, our stockholders approved the Merger Agreement. Completion of the merger with CHC is subject to the satisfaction or waiver, where permissible, of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the merger has not been consummated. Accordingly, there can be no assurance that the merger will be consummated or if consummated, the terms or the timing thereof.

One of the conditions to the Merger Agreement is that we list on the New York Stock Exchange, Inc. existing outstanding common shares, as well as, any additional common shares sold pursuant to an underwritten offering. For additional information, see Note 13, “Stockholder’s Equity.” Pursuant to the Merger Agreement, the listing must be consummated on or prior to November 30, 2004; provided that if the condition to the merger that the underwritten offering be consummated is waived, the listing needed to occur on or prior to October 15, 2004. If the listing does not occur within the applicable period described above, the Merger Agreement may be terminated, unless such period is otherwise extended and other conditions are waived by the parties to the Merger Agreement. As of the date of filing, the Merger Agreement has not been terminated.

In connection with the Merger Agreement, we also entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the merger. We have reserved 1,788,000 shares of our common stock for issuance as deferred stock awards pursuant to the terms of our 2004 omnibus long term incentive plan which is administered by the compensation committee. The initial term of these employment agreements terminates on December 31, 2007. Since as of the date of this filing the merger has not been consummated, these employment agreements are not yet effective.

During the period from the execution of the Merger Agreement, April 29, 2004, until the earlier of (i) the Merger becomes effective or (ii) the Merger Agreement is terminated, CHC will earn and be paid the following fees: (i) monthly asset management fees in an amount equal to one-twelfth of .60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month; (ii) development fees earned by the Advisor or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business, including but not limited to, accounting fees, in accordance with the terms of the advisory agreement. Under the Merger Agreement, CHC is not entitled to receive any other fees from us which were previously allowed in accordance with the current advisory agreement between us and CHC. For the quarter and nine months ended September 30, 2004, we paid CHC asset management fees of $6.5 million and $18.8 million, respectively, and development fees of $0.4 million and $1.8 million, respectively.

The special committee of independent members of our Board of Directors (the “Special Committee”), has the authority to waive or extend provisions of the Merger Agreement on our behalf. In light of the postponement of the Underwritten Offering, as of the date of this filing, the Special Committee, along with its advisors, is evaluating the waiver of certain provisions and/or the extension of the termination date of the Merger Agreement. If this does not occur and the Merger Agreement is terminated, we may be obligated to pay, in addition to the fees described above, other fees related to the acquisition of permanent financing associated with the Secured Mortgage Loan and the Senior Term Loan which could amount to approximately $83 million. to our Advisor that the Advisor would otherwise be entitled to under the terms of our advisory agreement. These fees have not been paid pursuant to the Merger Agreement. The current advisory agreement expires in March 2005.

Events Subsequent to September 30, 2004

In August 2004, we obtained a $353.5 million commitment, the Senior Term Loan, from an affiliate of Deutsche Bank. The Senior Term Loan closed on October 29, 2004 with an effective date of October 13, 2004. Proceeds from the loan and cash on hand were used to repay the KSL Short-Term Loan. The Senior Term Loan has a term of two years and includes an additional one-year extension available at our option. Certain conditions must be met for the extension to be available including, among other things, the principal balance must be at a loan-to-value ratio of 65 percent or less and we must have made a principal payment of at least $88.4 million and must pay an extension fee equal to 0.25 percent of the then outstanding principal balance. There can be no assurance that these conditions will be met or, if met, that the Company will extend the maturity of the loan. The Senior Term Loan is collateralized by 30 of the Company’s hotel properties. The loan bears interest at a floating rate equal to one-month LIBOR (1.84 percent as of September 30, 2004) plus 300 basis points and contains restrictive debt covenants, as defined in the debt agreement, which require the Company to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain leverage ratio, (iii) incur debt only as permitted, (iv) maintain reserve accounts, and (v) comply with other customary affirmative and negative covenants. The terms of the loan agreement require the Company to prepay a portion of the outstanding principal amount of the loan with proceeds from (i) the sale of any mortgaged properties collateralizing the loan, (ii) any securities offering or (iii) certain other borrowed indebtedness subject to a maximum limit based on loan-to-value. Prepayments may also be required upon certain other events of default, upon the receipt of proceeds from any casualty or condemnation related to a mortgaged property or if the Company’s debt service coverage ratio fails to equal or exceed a minimum amount, as defined in the debt agreement.

In October 2004, we entered into an interest rate protection agreement to cap the interest rate of the Senior Term Loan. We designated this agreement as a cash flow hedge. This hedge caps LIBOR at 3.75 percent during the first 12-month period following inception and 4.25 percent during the second 12-month period based on a notional amount of $353.5 million.

In connection with the closing of the Senior Term Loan on October 29, 2004, we used $24.1 million in cash on hand to repay our existing revolving line of credit. On this date the line of credit was terminated and is no longer available to us.

Off-Balance Sheet Arrangements

At September 30, 2004, we had three unconsolidated investments in ventures, each of which own a Property. The unconsolidated subsidiaries had $364.9 million of non-recourse mortgage debt relating to these Properties. We have also severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the limited partnerships. This debt is not reflected as a liability on our unaudited condensed consolidated balance sheet.

Our liability with regard to non-recourse debt and the liability of our subsidiaries that are members or partners in joint ventures are generally limited to the guarantee of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in losses of unconsolidated subsidiaries of $13.1 million and $17.2 million for the nine months ended September 30, 2004 and 2003, respectively, and received distributions of $6.9 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively. The principal source of revenue for our unconsolidated subsidiaries is hotel revenues from operations, which are not included in our unaudited condensed consolidated statements of operations, of $140.3 million and $117.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Capital expenditures on these Properties are generally paid from their capital reserve account, which is funded from the income from operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50 percent and may require that we consolidate the venture, including all of its assets and liabilities, into our unaudited condensed consolidated financial statements.

With respect to those ventures that are partnerships, any of our subsidiaries that serve as a general partner will be liable for all of the recourse obligations of the venture, to the extent that the venture does not have sufficient assets or insurance to satisfy the obligations. In addition, the Properties owned by the unconsolidated subsidiaries could perform below expectations and result in the insolvency of the ventures and the acceleration of their debts, unless the members or partners provide additional capital. In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. In the foregoing and other circumstances, we may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of September 30, 2004 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$2,514	$588,549	$868,526	$2,072,571	$3,532,160
Capital Lease Obligations	1,393	3,745	2,609	21,401	29,148
CHC Merger	29,700	—	—	—	—
	$33,607	$592,294	$871,135	$2,093,972	$3,591,008

Additional Information

Related Party Transactions

We may compete with certain of our affiliates who may seek to acquire properties that, while not directly in our industry segment, could satisfy our acquisition criteria. CNL Income Properties, Inc. (“CIP”), an affiliate of one of our directors, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, a leisure property could contain a hotel or resort that satisfies our acquisition criteria. In the event that a property which includes a hotel or resort becomes available and the property is a suitable investment for us and CIP and, CIP has given us a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and us, we have been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months was generated by hotels or resorts. CIP may revoke our right of first offer at any time.

We may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed affiliate of one of our directors. It is our understanding that our advisor, CHC, may enter into an advisory agreement to advise CHP2, a REIT, on the selection, acquisition and management of properties primarily in the upscale, midscale and economy industry segments. While CHP2 will primarily target properties in industry segments that are not in our targeted industry segments, the possibility exists that an available property or portfolio of properties could satisfy both our acquisition criteria and those of CHP2. To address this conflict, the advisory agreement with CHP2, if executed, is expected to include the following terms:

•       CHP2 may grant us a right of first offer on:

(1)   in the case of a single property, any luxury or upper upscale property acquisition opportunity; and

(2)   in the case of a portfolio of properties, any portfolio of which 50 percent or more of its revenues during the prior 12 months were derived from luxury hotels and resorts or upper upscale properties.

•  We may grant CHP2 a right of first offer on:

(1)   in the case of a single property, any upscale, midscale or economy property acquisition opportunity; and

(2)   in the case of a portfolio of properties, any portfolio of which 50 percent or more of its revenues during the prior 12 months were derived from upscale, midscale or economy properties.

In connection with the KSL acquisition, we acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the quarter and nine months ended September 30, 2004, our advisor, CHC, chartered the plane from the unaffiliated third party on competitive terms, and in connection with the charter activity, we received income related to the charges incurred by CHC. This charter agreement expired on September 30, 2004. CHC may charter the plane in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$2,112	$9,012	$9,684	$274,847	$138,679	$537,917	$972,251	$888,675
Average interest rate	7.63%	7.59%	7.60%	6.68%	6.77%	6.77%
Variable Rate	$402	$434,852	$135,001	$0	$455,000	$1,534,654	$2,559,909	$2,559,909
Average interest rate	4.96%	5.53%	4.85%	n/a	4.57%	5.19%
Total Debt	$2,514	$443,864	$144,685	$274,847	$593,679	$2,072,571	$3,532,160

We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Debt Financing” section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining cash flow hedges.

Management estimates that a one-percentage point increase in interest rates for debt outstanding as of September 30, 2004, and December 31, 2003 would have resulted in additional annualized interest costs of $25.6 million and $7.7 million, respectively. The additional interest costs would be primarily due to debt acquired as the result of acquisition of all of the outstanding capital stock of KSL Recreation Corporation (“KSL”). In April 2004, we financed the KSL acquisition by obtaining a $1.1 billion (the “KSL Short-Term Loan”), with an interest rate of LIBOR (one-month LIBOR was equal to 1.84 percent as of September 30, 2004) plus 2.75 percent. In addition, we assumed a commercial mortgage loan of $794.0 million with various financial institutions collateralized by five of the six Properties acquired (the “Existing KSL Loan”). The loan beared floating interest at LIBOR plus 1.71 percent. These loans were refinanced, as discussed below.

In August 2004, we obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Loan and partially repay $706.0 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at our option. The Secured Mortgage Loan is collateralized by five of our Properties and will bear interest at a weighted floating rate equal to LIBOR plus 332.5 basis points.

In August 2004, we also obtained a $353.5 million commitment (the ”Senior Term Loan”) from a third party lender to repay the remaining KSL Short-Term Loan balance. The Senior Term Loan closed on October 29, 2004. The proceeds from the loan and cash on hand were used to repay the KSL Short-Term Loan. The loan bears interest at a floating rate equal to LIBOR (1.84 percent as of September 30, 2004) plus 300 basis points. Upon closing, we entered into interest rate protection agreements with respect to the loan that cap LIBOR on the entire $353.5 million principal amount at 3.75 percent on the first year and 4.25 percent in the second year. See “Events Subsequent to September 30, 2004” for more information.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

In addition, we have issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages payable and notes payable under permanent financing arrangements at September 30, 2004 and December 31, 2003, approximated the outstanding principal amount of $888.7 million and $822.3 million, respectively. The increase in the estimated fair value of the amounts outstanding was primarily due to debt acquired as the result of the KSL acquisition. Fair value was determined based on market prices as of September 30, 2004 and December 31, 2003.

Item 4.   Controls and Procedures

Quarterly Evaluation.   Management carried out an evaluation as of September 30, 2004 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which management refers to as our disclosure controls. This evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of our disclosure controls as of the end of the period covered by this quarterly report.

Principal Executive Officer and Principal Financial Officer Certifications.   Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are Certifications of our Principal Executive Officer and Principal Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.   Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls.   Management, including our Principal Executive Officer and Principal Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.   Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2004 and subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding the required disclosure.

During the nine months ended September 30, 2004, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   Other Information

Item 1.   Legal Proceedings.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of our subsidiaries, RFS Partnership, LP and certain of our subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and has dismissed all claims against us.

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others; the Company, the Company’s advisor, CHC, certain affiliates of the Company and CHC, and certain directors and officers of the Company. The action asserts claims on behalf of two separate classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(A), including Rule 14a-9 hereunder, and Section 20(A) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of dividends and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive advisor fees, overpayment for certain properties and the proposed merger with CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent directors and retention of a new financial advisor. We believe the allegations contained in the complaint are without merit and intend to vigorously defend them, and therefore, no liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in this complaint are also without merit and intends to vigorously defend them, and therefore, no liability has been accrued.

In the course of our ordinary business activities, various lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us from its operations, offerings and unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals) cannot be predicted with certainty, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan(a)
July 1, 2004 through July 31, 2004	—	$—	—	2,991,538
August 1, 2004 through August 31, 2004	—	—	—	2,991,538
September 1, 2004 through September 30, 2004	183,511	19.00	183,511	2,499,165
Total	183,511		183,511

(a)           Redemption Plan (June 16, 2004 through September 30, 2004).

Redemption of Shares.   Per our amended and restated redemption plan, effective June 16, 2004 and announced on June 25, 2004, prior to such time, if any, as a listing of our shares on a national securities exchange, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our amended and restated redemption plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds.   In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of each quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) on a pro rata basis at the end of the next quarter. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request.

Excess Funds.   If the full amount of funds available for any given quarter exceeds the amount necessary for such redemptions, the remaining amount shall be held for subsequent redemptions unless such amount is sufficient to acquire an additional property (directly or through a joint venture), to invest in additional mortgage loans or is used to repay outstanding indebtedness. In that event, we may use all or a portion of such amount to acquire one or more additional properties, to invest in one or more additional mortgage loans or to repay outstanding indebtedness, provided that we (or, if applicable, the joint venture) enters into a binding contract to purchase such property or properties or invests in such mortgage loan or mortgage loans, or uses such amount to repay outstanding indebtedness, prior to the time we have selected for the next redemption of shares.

Termination of Plan.   The redemption plan will terminate, and we will no longer accept shares for redemption, when a listing of our shares on a national securities exchange or over-the-counter market occurs. Our board of directors, in its sole discretion, may amend or suspend the redemption plan at any time it determines that such amendment or suspension is in best interest.

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

For	Against	Abstentions
183,575,535	3,725,065	3,932,127

III.                      The Authorized Shares Proposal:   the approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized equity shares (without giving effect to the reverse stock split) from 516,000,000 shares (consisting of 450,000,000 common shares, 3,000,000 preferred shares and 63,000,000 excess shares) to 3,675,000,000 shares (consisting of 3,000,000,000 common shares, 75,000,000 preferred shares and 600,000,000 excess shares);

For	Against	Abstentions
180,203,834	6,764,159	4,264,734

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

For	Against	Abstentions
184,356,460	2,989,499	3,886,768

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

For	Against	Abstentions
183,774,257	3,455,259	4,003,211

VI.                      The Reverse Stock Split Proposal:   the approval of an amendment to the Company’s Articles of Incorporation to effect a one-for-two reverse stock split;

For	Against	Abstentions
178,132,952	8,391,816	4,707,959

VII.                 The Incentive Plan Proposal:   the approval and adoption of the Company’s 2004 omnibus long-term incentive plan; and

For	Against	Abstentions
177,920,895	8,304,655	4,003,211

VIII.            Any other matters that may be properly presented at the annual meeting or any adjournment or postponement of the annual meeting, including proposals to adjourn the Annual Meeting with respect to proposals for which insufficient votes to approve were cast; and with respect to such proposals, to permit further solicitation of proxies by the Board.

For	Against	Abstentions
182,893,243	3,374,345	4,965,139

With the exception of Proposal V, the Two-Thirds Vote Charter Amendment Proposal, all of the above proposals were approved at the annual meeting on July 30, 2004. The Company adjourned the meeting with respect to Proposal V, and on August 27, 2004, the annual meeting of stockholders of the Company was reconvened and held in Orlando, Florida. Proposal V was submitted to a vote of stockholders at that meeting and was approved. The stockholders’ vote count as of August 27, 2004, and the number of common shares voted for and against each of the proposals is set forth below (not giving effect to the reverse stock split).

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

For	Against	Abstentions
202,917,026	4,100,270	4,912,112

Item 5.   Other Information.

Inapplicable.

Item 6.   Exhibits.

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

3.2

Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.3

Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.4

Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

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

10.2

Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

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

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

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

10.83

$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004 (Previously filed as Exhibit 10.83 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.84

$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Filed herewith)

10.85

$353,475,000 Term Facility Loan and Security Agreement by and among CNL Hospitality Partners, LP (as borrower), CNL Hotels & Resorts, Inc. (as a Guarantor) and Deutche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated October 13, 2004. (Previously filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed November 4, 2004 and incorporated herein by reference.)

10.86

$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)

10.87	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.88	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.89	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.90	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.91	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.92	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Filed herewith)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November, 2004.

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

3.2

Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.3

Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.3  to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.4

Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

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

10.2

Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

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

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

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

10.83

$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004 (Previously filed as Exhibit 10.83 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.84

$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Filed herewith)

10.85

$353,475,000 Term Facility Loan and Security Agreement by and among CNL Hospitality Partners, LP (as borrower), CNL Hotels & Resorts, Inc. (as a Guarantor) and Deutche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated October 13, 2004.  (Previously filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed November 4, 2004 and incorporated herein by reference.)

10.86

$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)

10.87	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.88	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)

10.89	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.90	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.91	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Filed herewith)
10.92	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Filed herewith)
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)