Form 10-K
period 2004-12-31
CNL Hotels & Resorts, Inc.
filed 2005-03-16
CIK 1017022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-24097

CNL HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	59-3396369
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code)	(407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of exchange on which registered: Not Applicable

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $20 share price from our most recent best-efforts common stock offering (after giving effect to a reverse stock split which became effective on August 2, 2004), $3,058,070,900 of our common stock was held by non-affiliates as of March 1, 2005.

The number of Shares of common stock outstanding as of March 1, 2005, was 152,913,545

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Hotels & Resorts, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2005.

Signatures	183
Schedule II - Valuation and Qualifying Accounts	185
Schedule III - Real Estate and Accumulated Depreciation	186
Exhibits	188

PART I

Item 1. Business

CNL Hotels & Resorts, Inc., formerly known as CNL Hospitality Properties, Inc., is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The terms “Company” or “Registrant” include, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and joint ventures.

We are engaged primarily in the ownership of interests in hotel and resort properties, including full service hotels and resorts, limited service hotels and extended stay hotels, which we refer to as “Properties.” From time to time we may also acquire and/or develop Properties. Since inception, pursuant to an advisory agreement which has been renewed annually (the “Advisory Agreement”), we have retained CNL Hospitality Corp. (“CHC”) as our advisor to provide management, acquisition, development, advisory and certain administrative services. As of December 31, 2004, we owned interests in 132 Properties located primarily across the United States, including one Property located in Montreal, Canada. We lease 126 of our Properties to wholly-owned taxable REIT subsidiary (“TRS”) entities which contract with third-party managers to operate the Properties under affiliations with national hotel and resort brands as well as independent hotels and resorts. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. The remaining six Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to run their hotel operations. We include rental income from these six operating leases in our consolidated results of operations.

We may also provide mortgage loans to operators of national and regional hotel and resort brands, however, we have not done so as of December 31, 2004 and do not currently have plans to do so in the near future. In addition, we may invest up to a maximum of 5 percent of total assets in equity interests in businesses that provide services to or are otherwise ancillary to the lodging industry. As of December 31, 2004, investments in these ancillary businesses represented less than one percent of our total assets and revenues.

We were formed in June 1996, at which time we received an initial capital contribution of $0.2 million from CHC for 20,000 shares of common stock. Since that time, through December 31, 2004, we have sold over 150 million shares of our common stock (as adjusted for a reverse stock split effective on August 2, 2004), raising almost $3.1 billion of capital through five best-efforts public stock offerings and our distribution reinvestment plan (the “DRP”). Our articles of incorporation provide that on or before December 31, 2007 we will list our shares of common stock on a national securities exchange or over-the counter market or complete an orderly liquidation and sale of our assets and distribute the proceeds to our stockholders.

Since our inception, our primary investment objectives have been to preserve, protect, and enhance our assets while (i) making quarterly distributions; (ii) obtaining fixed income through the receipt of base rent, and payments on mortgage loans, and increasing our income (and distributions) and providing protection against inflation through, in the case of triple-net leases, the receipt of percentage rent and automatic increases in base rent; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment, either in whole or in part, through (a) the listing of our shares on a national securities exchange or over-the-counter market or (b) if we are unable to list our shares on a national securities exchange or over-the-counter market, the commencement of the liquidation and orderly sales of our assets (outside the ordinary course of business and consistent with our objectives of qualifying as a REIT) and distribution of the proceeds thereof. By taking advantage of the TRS structure allowed by the REIT Modernization Act of 1999, which allows us to lease Properties to wholly-owned TRSs and contract with third-party managers to operate the Properties, we have expanded our activities to meet our objectives while striving to provide increases in income and cash flow (and distributions). To meet our objectives, we seek to maximize operating income at our Properties, acquire Properties with stabilized cash flows or to obtain credit enhancements or operating guarantees that supplement cash flows in advance of stabilization and obtain priority partnership positions. There can be no assurance that we will meet these objectives.

Until our shares are listed on a national securities exchange or over-the-counter market, or we complete the orderly liquidation of our assets, we intend, to the extent consistent with our objective of qualifying as a REIT, to acquire Properties and otherwise conduct our business in accordance with our stated investment objectives. We may use the proceeds from the sale of existing Properties, mortgage loans provided to other hotel and resort operators or from other permitted investments to invest in additional Properties, or entities owning Properties, make capital improvements at existing Properties, provide mortgage loans to other hotel and resort operators or invest in other permitted investments. We will not sell any assets if such sale would not be consistent with our objective of qualifying as a REIT. If we offer additional securities through the listing of our shares on a national securities exchange or over-the-counter market, we would likely use net sales proceeds from such offering primarily to repay existing long-term debt. We may also use net proceeds to invest in additional Properties or entities owning Properties, to provide mortgage loans or to invest in other permitted investments and for other corporate purposes.

In deciding the precise timing and terms of Property sales, we will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax and REIT tax considerations. In connection with sales of our Properties, we may take purchase money obligations as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, we will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

Leases

As of December 31, 2004, we owned interests in 132 Properties, generally consisting of land, buildings and equipment and in certain instances, intangible assets. Of the Properties in which we own interests, we currently lease 126 Properties to TRS entities with management provided by third-party operators, and lease six Properties on a triple-net basis to third-party operators. For Properties leased to TRS entities, the lease rental income and expenses and their related balance sheet accounts have been eliminated in consolidation and the hotel and resort operating revenues and expenses for such Properties have been included in our consolidated results of operations. Leases to unrelated third-party operators are treated as operating leases which result in rental income being included in our consolidated results of operations.

Certain Management Services

Pursuant to our Advisory Agreement, CHC provides management services relating to our business, the Properties and the mortgage loans we may provide to other hotel and resort operators. Under the terms of this agreement, CHC is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants' or managers’ books and records; and responding to tenants' or managers’ inquiries and notices. In exchange for these services, CHC is entitled to receive fees. For its services, CHC receives an asset management fee, which is calculated monthly in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans as of the end of the preceding month. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the mortgage loans, CHC receives an acquisition fee equal to 4.5 percent of gross proceeds from the offerings and loan proceeds from permanent financing that is used to acquire such Properties. For providing services in connection with the sale of Properties, CHC receives a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if stockholders have received distributions in excess of a predefined minimum threshold. Certain fees ordinarily paid to CHC are not currently being paid under the terms of a merger agreement with CHC, which is discussed below.

On April 29, 2004, we, together with other entities controlled by us, including one of our subsidiaries, entered into a merger agreement (the “Merger Agreement”) with CHC (the “Merger”). The Merger Agreement provides, among other things, that in the Merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of our common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of approximately $10.5 million of debt, as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, our stockholders approved the Merger.

During the period from the execution of the Merger Agreement, April 29, 2004, until the earlier of (i) the Merger becoming effective or (ii) the Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly asset management fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Merger Agreement, CHC is not entitled to receive any other fees from us to which it otherwise would have been entitled under the current Advisory Agreement between CHC and us. For the year ended December 31, 2004, we paid CHC asset management fees of $26.5 million and development fees of $2.2 million. Prior to entering into the Merger Agreement, we paid CHC acquisition fees of 4.5 percent of equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the year ended December 31, 2004, we paid acquisition fees totaling $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt.

Completion of the Merger with CHC is subject to the satisfaction or waiver, where permissible, of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the Merger cannot be consummated unless these conditions are waived. One of the conditions to the Merger is that we list on the New York Stock Exchange, Inc. (“NYSE”) our outstanding common shares, as well as any additional common shares sold pursuant to an underwritten offering (the “Listing”). Pursuant to the Merger Agreement, the Listing needed to be consummated on or before November 30, 2004; provided that if the condition to the Merger that the underwritten offering be consummated was waived, the Listing needed to occur on or prior to October 15, 2004. Because Listing has not occurred and other conditions to the Merger have not been met as of the date hereof, under the terms of the Merger Agreement either party may terminate the Merger Agreement, although neither party has done so. Accordingly, there can be no assurance that the Merger will be consummated or if consummated, the terms or the timing thereof. If the proposed Merger is consummated, a significant percentage of the purchase price will be treated as a contract termination expense under generally accepted accounting principles.

A special committee of our Board of Directors (the “Board”) comprised of three independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Merger Agreement on our behalf. In April 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) for an underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, the Company filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. On August 3, 2004, due to market conditions, the Company postponed the Underwritten Offering. In light of the postponement of the Underwritten Offering, as of the date of this filing, the Special Committee, along with its legal advisors, is evaluating the waiver of certain provisions and the amendment of the Merger Agreement. If the Merger Agreement is terminated, we will be obligated to pay to CHC, in addition to the fees described above, acquisition fees related to permanent financing, as well as acquisition fees related to the sale of common stock under the terms of our DRP which would amount to a total of approximately $89.0 million (as of the date of this filing) in acquisition fees, that CHC otherwise would be entitled to under the terms of the Advisory Agreement. These fees have not been paid or accrued pursuant to the Merger Agreement. The current Advisory Agreement expires on March 31, 2005 and our Board of Directors is evaluating the annual renewal of the Advisory Agreement, which must be approved by a majority of our independent Directors.

In connection with the Merger Agreement, we also entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the Merger (subject to completion of the Merger). The initial term of these employment agreements terminates on December 31, 2007. These employment agreements are conditioned upon completion of the Merger. Since the Merger has not been consummated as of the date of this filing, these employment agreements are not yet effective.

Hotel Management Agreements

Of our total hotels and resorts, as of December 31, 2004, 126 (including two held for sale) are managed and operated by third-party management companies pursuant to management agreements entered into by our TRS lessees and the third-party management companies. The remaining six hotels and resorts are leased to third-party tenants. We have engaged the following third-party management companies:

•	Marriott International, Inc. and its affiliates (“Marriott”);

•	Hilton Hotels Corporation and its affiliates (“Hilton”);

•	KSL II Management Operations, LLC;

•	Interstate Hotels & Resorts, Inc. and its affiliates (“Interstate”);

•	Hyatt Corporation and its affiliates (“Hyatt”);

•	Hersha Hospitality Management L.P.;

•	THM; and

•	Joie De Vivre.

Each third-party management company has been approved by our Board of Directors and, pursuant to the terms of each management agreement, has exclusive responsibilities for the operation of specific Properties. The respective third-party management companies are obligated to fulfill their obligations to us in accordance with the terms of their respective management agreement with us and the specific policies of the respective hotel and resort chain.

The term of each management agreement typically ranges between 10 and 20 years, with up to two, ten-year renewal options. The Claremont Resort & Spa and the Emerald Pointe Resort at Lake Lanier Islands are each managed by an affiliate of the former KSL parent pursuant to interim management agreements. We entered into these interim management agreements to provide continuity and give us time to select the appropriate long-term third-party management company for each Property. We expect to enter into long-term management agreements in 2005 prior to the expiration of these interim agreements. Under the management agreements, the third-party management company receives a base management fee expressed as a percentage of gross revenues of the subject Property for each fiscal year and an incentive management fee expressed as a percentage of operating profit above a specified level of the subject Property for each fiscal year.

Each third-party management company is responsible for payment on our behalf of real estate and property taxes, repairs and maintenance, utilities and insurance. Each third-party management company is obligated to maintain the Property in good repair and condition and to make or cause to be made routine maintenance, repairs and minor alterations as it determines to be necessary or as required pursuant to the terms of the management agreement. The third-party management company is also responsible for payment on our behalf of routine renovations permitted under the management agreement. We are required to establish reserves to fund such renovations and for the replenishment of furniture, fixtures and equipment. The third-party management company may, with our prior written approval, make more extensive improvements to the Property. The management agreements require the third-party management company to furnish chain services that are generally made available to other hotels and resorts managed by the third-party management company, including installment and operation of computer systems and reservation services, management and administrative services, marketing and sales services, human resources training services, and such additional services as may from time to time be more efficiently performed on a national, regional or group level. During the term of the management agreements, the service marks, symbols and logos currently used by the third-party management company may be used in the operation of the hotel or resort.

Some of the management agreements provide that our TRS lessee has the right to terminate the management agreement if specified financial and other objectives relating to the Property are not obtained. In addition, most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels and resorts unless the transferee is not a competitor of the third-party management company and unless the transferee assumes the related management agreement and meets specified other conditions.

The management agreements generally do not allow the third-party management company to assign its interest in the management agreement other than to an affiliate without our prior written consent. In some cases, the management agreement provides that the third-party management company has a right to assign the management agreement in connection with the sale of substantially all of the assets of such third-party management company. In addition, some management agreements prohibit the third-party management company or its affiliates from operating another hotel or resort of the same or similar type as our property that is or will be located within a specified distance of our Property. Also, some management agreements prohibit the transfer of the hotel or resort for a specified initial term of years or provide that if we desire to sell a hotel or resort, we must first offer to the third-party management company an opportunity to buy it. We also may have to pay a termination fee in some cases upon termination of the management agreement.
Competition

The hotel and resort industry is generally characterized as being intensely competitive. Our hotels and resorts compete with independently-owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations. The principal competitive factors affecting our hotels and resorts include, but are not limited, to brand recognition, location, range of services and guest amenities offered, the quality and price of the hotel and services provided. We may also compete with other persons and entities to locate suitable Properties to acquire interests in and to locate purchasers for our Properties.

Concentration of Risk

During the year ended December 31, 2004, a significant portion of our hotel and resort revenues was earned from five Properties operating under independent brands managed by KSL II Management Operations, LLC (“KSL Management), 70 Properties operating as various Marriott International, Inc. (“Marriott”) brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, Renaissance Hotels, and Spring Hill Suites by Marriott), 34 Properties operating as various Hilton Hotels Corporation (“Hilton”) brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn). Failure of any of these brands or operators would significantly impact our results of operations, including our ability to generate hotel and resort revenues, related earnings and cash flows which, therefore, would significantly impact our ability to pay distributions.

Available Information

We make available free of charge on or through our Internet website (http://www.cnlhotels.com) our Annual Report on Form 10-K (for the most recently filed fiscal year), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http//www.sec.gov).

Employees

We have no employees other than our officers, and they are not presently compensated by us. Our officers are compensated by CHC. Information with respect to our officers is incorporated by reference in Item 11, “Executive Compensation”. As previously mentioned, we have retained CHC as our advisor to provide management, acquisition, development, advisory and some administrative services and have retained other affiliates to provide additional administrative services. The employees at our Properties are the employees of the third-party managers of our Properties and include both union and non-union employees. As a result of our management agreements with those third-party managers, we are indirectly subject to the risks of managing employees, including those risks associated with a unionized labor.

Seasonality

      Demand in the lodging industry is affected by recurring seasonal patterns and some Properties in certain locations are affected more than others such as our larger resorts in the desert southwest region of the United States. Seasonal variations in revenue at our Properties can be expected to cause quarterly fluctuations in revenues and earnings. As a portfolio, our Properties generally perform better during the first and second quarters and experience their seasonal slowdown during the third and fourth quarters of each year. As a result, we have in the past and may in the future use borrowings in some periods in order to offset these fluctuations in revenues and to make distributions to stockholders. If we are unable to obtain additional proceeds from borrowings, we may be required to defer capital expenditures or reduce distributions to stockholders.

Risk Factors

Risks Related to Our Business and Operations

A small number of hotels and resorts represent a significant percentage of our revenues and significant adverse changes at any one of these hotels or resorts may affect our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders.

Nineteen of our hotels and resorts represent a significant percentage of our revenues. Significant adverse changes in the operations of any one of these hotels or resorts could adversely affect our results of operations, financial position and cash flows, including our ability to service debt, make renovations to our Properties and make distributions to stockholders.

Our ability to obtain funds through borrowings may adversely impact our ability to make distributions.

We have and may in the future borrow money as necessary, available or advisable to make distributions, including, but not limited to, distributions for the purpose of maintaining our qualification as a REIT for federal income tax purposes. In the past, we used borrowings on our revolving line of credit and proceeds from other long-term borrowings to fund distributions. Our revolving line of credit was repaid and cancelled in October 2004 and is no longer available to us for short term borrowings. If we are unable to or choose not to borrow for this purpose in the future, distributions could be adversely affected.

Decreased funding from credit enhancements may adversely affect our distributions to stockholders.

In the past, we have required certain third-party managers and triple-net lease tenants to provide performance guarantees or other credit enhancements in order to assure us minimum levels of operating profits and cash flows. Due to industry and economic conditions during the last two years, the performance of some of our Properties required the managers and tenants to fund a significant amount of the credit enhancements we have obtained and, as a result, we have utilized a substantial portion of the funds received from such credit enhancements to fund a portion of our distributions. During 2004, we received $30.4 million in cash and recognized approximately $23.0 million in operating expense reductions from credit enhancements. We also received $5.2 million in base management fee waivers which were recorded as reductions in hotel and resort management fees. As of December 31, 2004, funds available to us from many of these credit enhancements had been fully utilized or the credit enhancements had expired. If we are unable to obtain additional credit enhancements or similar return guarantees we may experience reduced earnings and cash flows which would adversely affect our distributions to stockholders.

We cannot and do not directly operate our hotels and resorts and, as a result, we are dependent on third-party management companies.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels and resorts or actively participate in the decisions affecting their daily operations. Instead, through one of our TRS lessees, we must enter into management agreements with third-party management companies, or we must lease our hotels and resorts to third-party tenants on a triple-net lease basis. We do not control these third-party management companies or tenants who operate and are responsible for maintenance and other day-to-day management of our hotels and resorts, including the implementation of strategic decisions. Thus, even if we believe our hotels and resorts are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or tenant to change its method of operation of our hotels and resorts. Our results of operations, financial position, ability to service debt and ability to make distributions to stockholders are, therefore, dependent on the ability of these third-party management companies and tenants to operate our hotels and resorts successfully.

We also rely on third-party hotel management companies to establish and maintain adequate internal controls over financial reporting at our hotels and resorts. In doing this, hotel managers should have policies and procedures in place which allow them to effectively monitor and report the operating results of our hotels and resorts. Because the operations of our hotels and resorts ultimately become the basis of our consolidated financial statements, we are required to review and test the internal controls at our hotels and resorts on an annual basis in connection with the management report we provide in our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We do not control the design or implementation of or changes to internal controls at our Properties. Thus, even if we believe that our hotels and resorts are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management companies have implemented at our hotels and resorts. While we do not consider it likely, it is possible that we could have a reportable condition or a material weakness as a result of the ineffectiveness of the internal controls at one or more of our hotels and resorts.

If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected hotels and resorts. While it has been our policy to enter into management agreements only with third-party management companies or tenants with substantial prior hotel and resort experience, we may not be able to make such arrangements in the future. If we experience such disruptions it may adversely affect our results of operations, financial conditions and our cash flows, including our ability to service debt and to make distributions to our stockholders.

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

Any increases in these operating expenses could have a significant adverse impact on our earnings, cash flows and financial position.

Our TRS structure subjects us to the risk that the leases with our TRS lessees do not quality for tax purposes as arms-length which would expose us to potential tax penalties. Our TRS lessees incur taxes or accrue tax benefits based upon net operating losses consistent with a ‘C’ corporation. If our TRS lessees consistently incur net operating losses and the leases between us and our TRS lessees were deemed to not reflect an arms-length transaction as that term is defined by tax law, we may be subject to tax penalties as the lessor that would adversely impact our profitability and our cash flows.

The majority of our hotels and resorts are operated through a limited number of third-party management companies and could be adversely affected if those third-party management companies or their brands experience negative publicity or other adverse developments.

As of December 31, 2004, our hotels and resorts managed by Marriott, Hilton, KSL Management and Hyatt generated a significant percentage of our revenues. Because of this concentration, negative publicity or other adverse developments that affect those operators and/or their brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, maintain or renovate our Properties and to make distributions to our stockholders.

Our inability or that of our third-party management companies or our third-party tenants to maintain franchise licenses could decrease our revenues.

Maintenance of franchise licenses for our hotels and resorts is subject to maintaining our franchisors' operating standards and other terms and conditions. Franchisors periodically inspect our hotels and resorts to ensure that we, our third-party tenants or our third-party management companies maintain their standards. Failure by us or one of our third-party tenants or third-party management companies to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee, which varies by franchisor and by hotel or resort. As a condition to maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel or resort without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel or resort because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels or resorts could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

We are and may continue to be subject to litigation.

We, CHC and certain of our officers and directors are defendants in a class action lawsuit. For additional information see Item 3. “Legal Proceedings”. In addition, we are and will continue to be subject to litigation, including those claims relating to our operations, offerings, unrecognized preacquisition contingencies and in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We intend to vigorously defend ourselves against them, however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would negatively impact our earnings and cash flows thereby impacting our ability to service debt, maintain or make renovations at our Properties and make distributions to our stockholders.

We are generally subject to risks associated with the employment of hotel or resort personnel particularly with Properties that employ unionized labor.

The significant majority of our Properties are leased to wholly-owned TRS entities and are subject to management agreements with third-party managers to operate the Properties. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our hotels and resorts, we are subject to many of the costs and risks generally associated with the hotel or resort labor force particularly those Properties with unionized labor. Our third-party managers are responsible for hiring and maintaining the labor force at each of our Properties. From time to time, the operations of our hotels and resorts may be disrupted through strikes, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Certain of our Properties, including those which provide a majority of our revenues, and third-party managers are more highly effected by labor force activities than others.

We may not be able to identify or complete suitable acquisitions that meet our investment criteria, which may impede our ability to grow externally.

While we contemplate selectively acquiring Properties in the future, our ability to expand through acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategy. If we seek to acquire Properties, we may not be successful in identifying or consummating acquisitions or investments on satisfactory terms or at all, which would slow our ability to achieve external growth and, in turn, could adversely affect our enterprise value.

Our ability to acquire Properties on favorable terms may be subject to the following significant risks:

-
we may be unable to acquire a desired Property because of competition from other real estate investors with significant capital, including other affiliated and non-affiliated REITs, institutional pension funds, private equity investors and owner-operators of hotels and resorts;

-	even if we are able to acquire a desired Property, competition from other potential acquirers may significantly increase the purchase price;

-	we may be unable to finance an acquisition on favorable terms or at all;

-	we may spend more time and funds than the time and amounts budgeted to make necessary improvements or renovations to acquired Properties; and

-
we may acquire Properties subject to liabilities and without any recourse, or with only limited recourse, with respect to known or unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons against former owners of the Properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the Properties.

We may be unable to integrate acquired hotels and resorts into our operations or otherwise manage those hotels and resorts, which may adversely affect our operating results.

Since January 2001, we have acquired 104 hotels and resorts for over $5.5 billion and we may selectively acquire additional hotels and resorts in the future. In the event that we acquire additional Properties, we may be unable to adapt our management, administrative functions, accounting and operational systems, or to hire and retain sufficient personnel, to integrate these investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of hotels and resorts may generate additional operating expenses at the Property level that we are required to pay during the initial period of our ownership. In the event that we acquire additional Properties, we will be subject to the operational risks associated with owning new lodging Properties. Our failure to integrate any acquisitions into our portfolio successfully could have a material adverse effect on our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders.

We may acquire hotels and resorts with limited operating histories that may not achieve desired results.

Some of our acquisitions may be newly-developed or newly-renovated hotels and resorts. Newly-developed or newly-renovated hotels and resorts may not have sufficient operating histories to allow us to use valuation methods utilizing historical performance in order to make our acquisition decisions. In addition, the purchase prices of these hotels and resorts are typically based upon our expectations of their anticipated operating results, subjecting us to risks that such hotels and resorts may not achieve anticipated operating results within anticipated time frames or may never achieve these results. Consequently, we may not be able to generate expected revenues, or cash flow from these hotels and resorts sufficient to make related debt payments, pay operating expenses or achieve our anticipated return on investment. Our failure to achieve desired results could have a material adverse effect on our results of operations, financial condition and our ability to generate cash flows and therefore our ability to service debt and to make distributions to our stockholders.

We may be unable to complete and operate developed, renovated or expanded Properties successfully.

We intend to or may be required to expand or renovate our hotels and resorts and may choose to develop new Properties in the future. Our future expansion, renovation or development activities involve the following significant risks:

-	if we finance development or expansion projects through construction loans or permanent financing we may not be able to obtain such financing, at all or on favorable terms;

-	we may not complete expansion or development projects on schedule or within budgeted amounts;

-	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

-
occupancy rates and rents at newly expanded, developed or renovated Properties may fluctuate depending on a number of factors, including market and economic conditions which may result in our investment not being profitable.

Changing brand affiliation, changing third-party management companies and/or expanding or renovating our hotels and resorts may not improve their financial performance.

Since January 2001, we have renovated, changed the brand affiliation and/or changed the third-party management company for 36.8 percent of our hotels and resorts, based on number of rooms. We undertake these actions to improve results of operations at these Properties. If these renovations, changes of brand affiliation and/or changes of third-party management companies at our Properties do not improve their financial performance, our results of operations, financial condition, generate cash flows and therefore impact our ability to service debt and to make distributions to our stockholders, may be adversely affected. If we expand any of our Properties, the expansion may not improve the financial performance of the Property or may subject us to additional costs and therefore our results of operations, financial condition and cash flows would be adversely affected.

Many of our hotels and resorts which generate a significant portion of our revenues are located in California, Florida, Hawaii and Arizona, which increases our exposure to the risks of adverse local economic conditions.

Although our Properties are located in 37 states, the District of Columbia and Canada, there is a concentration of operating revenues from our Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets, such as a localized economic recession or an increase in state or local tax rates, could have a disproportionately adverse effect on our results of operations, financial condition, ability to service debt and ability to make distributions to stockholders.

Resorts operated under interim management agreements may not perform as well as they would under long-term management agreements.

On April 2, 2004, we completed the KSL acquisition. Subsequent to the closing of the KSL acquisition, we entered into interim management agreements with an affiliate of the former KSL parent pursuant to which the KSL parent affiliate acted as the third-party management company for all six properties. As of December 31, 2004 two of the acquired Properties are still operated by KSL pursuant to interim management agreements. We may experience disruptions in business during the interim period before we enter into long-term management agreements for the properties. In addition, the interim third-party management companies may decide to focus more of their resources on other properties with respect to which they have long-term management agreements.

We are dependent on key personnel whose continued service is not guaranteed.

We rely on a small number of persons who comprise our existing senior management, particularly Thomas J. Hutchison III, our chief executive officer, and John A. Griswold, our president and chief operating officer, to implement our business and investment strategies. They may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will need to attract and retain qualified additional senior management, but we may be unable to do so on terms acceptable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We currently have interests in 12 joint ventures that own a total of 24 hotels and resorts. We may continue to co-invest with third parties through partnerships, joint ventures or other entities, selling or acquiring non-controlling interests in or sharing responsibility for managing the affairs of a Property, partnership, joint venture or entity. In these situations, we are not in a position to exercise sole decision-making authority regarding the Property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. There are additional risks associated with Properties that are owned by a partnership or joint venture, such as actions by or disputes with partners or co-venturers. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We may invest in Properties outside of the United States, which will subject us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a source of our cash flows.

We currently own a hotel in Montreal, Canada and may in the future selectively invest in other hotel and resort Properties located outside the U.S. We have limited experience owning hotels or resorts outside the U.S. International investments and operations generally are subject to various economic, regulatory, political and other risks that are different from, and in addition to those applicable to U.S. investments and operations, including:

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

Adverse tax consequences may deter us from selling certain hotels and resorts even if we would otherwise choose to do so.

The fair market value of certain hotel and resort Properties we have acquired exceeded the adjusted basis of the Properties at the time we acquired them, which is considered a "built-in gain" for tax purposes. If we sell any of these Properties within ten years of their acquisition and recognize a gain on the sale, the "built-in gain" for the Property will be subject to tax at the highest corporate rate applicable, to the extent of such recognized gain. Because of these adverse tax consequences, we may refrain from selling these Properties within the ten-year period, even if we would otherwise consider it advisable to do so.

Our net income per share initially will decrease as a result of the Merger.

Our net income in the near term will decrease as a result of the Merger (discussed in Item 1, “Business”) in connection with the non-cash charge to net income we will incur for the portion of the consideration that relates to the costs for terminating our prior Advisory Agreement. We will not incur certain expenses previously paid to CHC, however, our expenses will include the salaries and benefits of our officers and the other employees previously paid for by CHC which would exceed the management fees we paid in 2004. Further, our net income per share will decrease in the near term due to the additional expenses recognized and in the long term because of the additional shares anticipated to be issued pursuant to the Merger Agreement. If the expenses we assume as a result of the Merger are higher than we anticipate, our net income per share may be lower as a result of the Merger than it otherwise would have been.

Following the Merger we will be responsible for overhead and employment costs.

Our overhead, on a consolidated basis, will increase as a result of becoming self-advised following the Merger (discussed in Item 1, “Business”). If we fail to raise and/or invest additional capital, we may not be able to cover this new overhead. Prior to the Merger, the responsibility for overhead was borne by CHC.

Prior to the Merger, we did not directly employ any employees. As a result of the Merger, we will directly employ persons who were employees of CHC. As an employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans.

The advisor acquisition might cause us to lose our REIT status for tax purposes.

In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have current or accumulated earnings and profits carried over from CHC in connection with the Merger. Prior to the Merger, CHC would distribute all of its estimated current and accumulated earnings and profits to its stockholders. Additionally, CHC would represent, and we would receive written confirmation from our independent accountants, that CHC will not have any current or accumulated earnings and profits as of the effective time of the Merger. Nevertheless, if the IRS were to successfully assert that we did acquire current or accumulated earnings and profits from CHC and failed to distribute, during our taxable year in which the Merger occurs, all of such earnings and profits, we would lose our REIT qualification for the year of the Merger, any other taxable years during which we held such acquired earnings and profits and the four taxable years following any such year, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to be acquired from CHC plus any required interest charge. In order to make such an additional distribution, we may be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for distributions paid to our stockholders in calculating our taxable income. Consequently, our net assets, our net income, and our distributions to our stockholders would be substantially reduced because of our increased tax liability.

Risks Related to the Lodging Industry

The recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events adversely affected the travel and lodging industries, and these adverse effects may continue.

As a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Consistent with the rest of the lodging industry, our hotels and resorts have experienced declines in occupancy, average daily rates and other related operating statistics due to the reduction in travel.

Although a recovery is under way, we are unable to predict with any certainty when or if travel and lodging demand will return to pre-2001 levels. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and Properties may continue to be affected, including our hotel and resort occupancy levels and average daily rates, and, as a result, our revenues may remain at reduced levels or be reduced further. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

We do not have control over the market and business conditions that affect the value of our hotels and resorts.

Our hotels and resorts are subject to varying degrees of risk generally common to the ownership of hotels and resorts, many of which are beyond our control, including the following:

-	increased competition from other hotel and resort Properties in our markets;

-	new hotels or resorts in our markets, which may adversely affect occupancy levels and average daily rates at our hotels and resorts;

-	dependence on business, commercial and leisure travelers and tourism;

-	dependence on group and meeting/conference business;

-
increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business, commercial and leisure travelers;

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

Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows thereby adversely impacting our ability to service debt and to make distributions to our stockholders.

The lodging industry is highly competitive.

The lodging industry is highly competitive. Our hotels and resorts compete with other existing and new hotels and resorts in their geographic markets. Since we do not operate our hotels and resorts, our revenues depend on the ability of the third-party management companies and our-third party tenants to compete successfully with other hotels and resorts in their respective markets. Some of our competitors have substantially greater marketing and financial resources than we do. If the third-party management companies and our third-party tenants are unable to compete successfully or if our competitors' marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.

The lodging industry is seasonal in nature.

The seasonality of the lodging industry can be expected to cause quarterly fluctuations in our revenues. Our seasonal slowdown is generally in the third quarter and to a lesser extent in the fourth quarter of each year. In addition, our quarterly earnings may be adversely affected by factors outside our control, such as extreme weather conditions, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.

Operating costs and capital expenditures for hotel and resort expansion or renovations may be greater than anticipated.

Our hotel and resort Properties, particularly older Properties, have an ongoing need for renovations and other capital improvements, including periodic replacements. In addition, we may choose to expand one or more of our Properties. Some of these capital improvements may be mandated by health, safety or other regulations. In addition, we may acquire hotels and resorts in the future that require significant renovation. These capital improvements or Property expansions may give rise to the following risks:

-	possible environmental problems;

-	construction cost overruns and delays;

-
a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us at all or on affordable terms; and

-	uncertainties as to market demand or a loss of market demand after capital improvements or Property expansions have begun or been completed.

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

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with CHC, our advisor, and with our other affiliates, including the following:

-
Some of the officers and directors of CHC and our officers and directors currently are engaged, and in the future are expected to engage, in the management of other business entities and Properties and in other business activities associated with our affiliates. Additionally, some of the officers and directors of CHC and our officers and directors are majority owners of CHC. These officers and directors may experience conflicts of interest in allocating management time, services, and functions among us and the various entities in which any of them are or may become involved and could take actions that are more favorable to the other entities than to us.

-
CHC has been engaged to perform various services for us and will receive fees and compensation for these services. The Advisory Agreement pertaining to these services was not the result of arm's-length negotiations. The timing and nature of fees and compensation to CHC could create a conflict between its interests and those of our stockholders.

-
A conflict could arise because affiliates may compete with us to acquire Properties or invest in mortgage loans of a type suitable for acquisition by us and may be better positioned to make such acquisitions or investments as a result of relationships that may develop with various operators of hotel and resort brands and their franchisees.

-
A conflict also could arise in connection with CHC’s determination as to whether or not to purchase or sell a Property, since the interests of CHC and our stockholders may differ as a result of their distinct financial and tax positions and the compensation to which CHC or its affiliates may be entitled upon the purchase or sale of a Property.

-
Although our stockholders approved the Merger on July 30, 2004 at our annual meeting, certain of our directors and officers may continue to have interests in connection with the consummation of the Merger that are different from, and may potentially conflict with, the interests of us and our stockholders. In particular, all of the officers and a majority of the directors of CHC are also our officers and directors. Conflicts also could arise in connection with any waiver or amendment of the terms of the Merger Agreement. However, a special committee of our Board comprised of three of our independent Board members has the authority to waive or amend provisions of the Merger Agreement on our behalf.

-
Should we not complete the Merger, a conflict could arise in connection with the determination of whether or not to list our shares of common stock on a national securities exchange or over-the-counter market since CHC and other affiliates may receive different amounts of compensation and other benefits if our shares are listed, and that compensation could be paid earlier if the listing of our shares occurs. Our Board must approve the listing of our shares on a national securities exchange or over-the-counter market.

-
We have in the past and may in the future invest in joint ventures with other programs sponsored by CHC or its affiliates. Potential situations may arise in which the interests of the co-venturer or co-venturers may conflict with our interests.

Risks Related to Borrowing

Our current debt level reduces funds available to distribute to our stockholders and may expose us to risk of default under debt obligations.

All of our Properties are collateralized by our debt. As of December 31, 2004, permanent financing was 55 percent of our total assets. We may not borrow more than 300 percent of our net assets, without obtaining approval from our independent Directors for a level of borrowing in excess of this amount. We expect to use the proceeds from the sale of Properties to pay down certain of our debt.

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

If any of these events were to occur, our result of operations, financial condition, ability to service debt and ability to make distributions to our stockholders could be adversely effected. Additionally, after servicing our debt, we may be forced to borrow additional funds in order to make regular distributions to you or distributions required to maintain our qualification as a REIT. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Increases in interest rates and/or the failure of our interest rate protection arrangements to reduce our interest rate volatility may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.

After giving effect to our interest rate protection agreements, as of December 31, 2004, approximately $1.0 billion, or 28 percent of our total consolidated indebtedness, bears interest at a fixed rate and approximately $2.5 billion, or 72 percent, is variable rate indebtedness. Of the total amount of variable rate debt, 97 percent is capped by various interest rate protection agreements resulting in a total weighted-average capped interest rate of 7.49 percent on this portion of our debt. However, these interest rate protection arrangements are subject to risk, such as the risk that the counterparties will fail to honor their obligations under these arrangements. An increase in interest rates and/or the failure of our interest rate protection arrangements to effectively reduce our exposure to interest rate volatility would increase our interest expense and adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions to our stockholders.

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

We expect to selectively sell some of our hotels and resorts in the future, but we may be unable to sell them on favorable terms. It may take an unexpectedly long time to find a willing purchaser and to close the sale of a hotel or resort Property. The sale of some Properties, including any Properties recently acquired, might subject us to significant adverse tax consequences including the loss of our REIT status and may require us to prepay certain long-term debt and certain liquidity facility loans. We may also incur prepayment fees in connection with the payoff of some long-term debt. Therefore, we may refrain from liquidating those Properties, even if it would otherwise be advisable to do so.

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

Our inability to sell Properties that we have identified as held for sale may result in us owning hotels which do not fit within our business strategy. Holding these Properties or selling these Properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling Properties include:

-	Inability to agree on a favorable price;
-	Inability to agree on favorable terms;
-	Restrictions imposed by third parties such as inability to transfer franchise or management agreements;
-	Lender restrictions;
-	Environmental contamination; and/or
-	Property condition.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We, the third-party tenants or the third-party management companies maintain insurance on each of our Properties, including coverage for general liability, umbrella liability, workers' compensation and Property damage (including earthquake, flood, business income and ordinance coverage) under policies we believe are customarily obtained by hotel owners. Some of our hotels and resorts are located in areas of the country where they may experience hurricane or high-wind activity, while others are located in areas that are subject to earthquake activity. Of the hotels and resorts located in areas of high seismic risk, some were constructed under building codes that were less stringent with regard to earthquake related requirements. An earthquake could cause significant uninsured damage to these Properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake insurance are insured subject to deductibles that we believe are customarily obtained by hotel owners.

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

Additionally, inflation, changes in building codes and ordinances, environmental considerations and other facts also might make it impractical to use insurance proceeds to replace a particular hotel or resort after it was damaged or destroyed. In those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position. If any of these or similar events occur, it may reduce the return from the Property and the value of our investment.

Increases in property taxes would increase our expenses and therefore adversely affect our profitability and cash flows thereby impacting our ability to service debt and make distributions to our stockholders.

Each hotel and resort Property is subject to real and personal property taxes. The real and personal property taxes on hotel and resort Properties in which we invest may increase as property tax rates change and as the Properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits that have led many of them, and may in the future lead others, to increase assessments and/or taxes. If property taxes increase, our ability to make expected distributions to our stockholders could be adversely affected.

Environmental matters could adversely affect our results of operations, financial positions, and cash flows including our ability to service debt and make distributions to our stockholders.

The costs of complying with existing environmental laws, ordinances and regulations, and future legislation may significantly increase our operating expenses. Under various federal and state environmental laws and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, mold, asbestos-containing materials, or petroleum product releases at our Properties. We may also be held liable to a governmental entity or to third parties for tenant Property damage and for the costs of investigation, removal or remediation of hazardous or toxic substances on, under or in such Property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially decrease funds available to distribute to stockholders. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination at any of our Properties may adversely effect our ability to sell or lease the Properties or to borrow using the Properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our Properties.

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

Costs associated with complying with the Americans with Disabilities Act may adversely effect our results of operations, financial positions, and cash flows including our ability to service debt and make distributions to our stockholders.

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

We have no economic interest in the land underlying certain of our Properties which are subject to ground leases.

We hold all or a material portion of six of our Properties through ground leases. For these Properties, we do not own, or have a leasehold interest in, the underlying land, unless we enter into an assignment or other agreement. As a result, we will have no economic interest in the land or building at the expiration of the ground lease on the underlying land for these Properties, although we generally will retain partial ownership of, and will have the right to remove, any equipment that we may own in the building. Accordingly, while we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with any ground lease Property.

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

Risks Related to Our Tax Status.

If we fail to qualify as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation.

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders and the filing of TRS elections. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain provisions under the Code, we also would be disqualified from electing to be treated as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to stockholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the directors, without the consent of our stockholders, to revoke the REIT election.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year, we must distribute to our stockholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:

-	85 percent of our ordinary income for that year;

-	95 percent of our capital gain net earnings for that year; and

-	100 percent of our undistributed taxable income from prior years.

We have paid out, and intend to continue to pay out, our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we are likely to borrow, to pay distributions to our stockholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.

We may have to borrow funds or sell assets to meet our distribution requirements.

In order to qualify as a REIT, a REIT must distribute at least 90 percent of its taxable income, excluding net capital gains. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items that actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of funds available to distribute to our stockholders. If this occurs, we will have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to REITs even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

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

We are subject to a 100 percent excise tax on transactions with our TRS lessees that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRS lessees to us exceeds an arm's-length rental amount, such amount potentially will be subject to the excise tax.

Our ability to finance external growth and acquisition activities from internal sources is limited.

Because we must annually distribute at least 90 percent of our taxable income, excluding net capital gains, to maintain our qualification as a REIT, our ability to rely upon income or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our growth and acquisition activities, our ability to grow could be curtailed, amounts available for distribution to stockholders could be adversely effected, and we could be required to reduce distributions.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15 percent the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.

Our leases may be recharacterized as financings, which would eliminate depreciation deductions on hotel and resort Properties.

We believe the leases of hotels and resorts where we own the underlying land constitute leases for federal income tax purposes. However, with respect to the hotels and resorts where we do not own the underlying land, we may not be able to reach this conclusion. If the lease of a hotel or resort does not constitute a lease for federal income tax purposes, it will be treated as a financing arrangement. The income derived from such a financing arrangement would satisfy the 75 percent and the 95 percent gross income tests for REIT qualification because it would be considered to be interest on a loan secured by real Property. Nevertheless, the recharacterization of a lease in this fashion may have adverse tax consequences for us, in particular that we would not be entitled to claim depreciation deductions with respect to the hotel or resort (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In such event, in certain taxable years our taxable income, and the corresponding obligation to distribute 90 percent of such income, would be increased. Under certain circumstances, we may be able to rectify an inadvertent failure to meet the distribution requirement for a taxable year as a result of such a recharacterization by paying "deficiency dividends" to our stockholders, and, as a result also avoid being taxed on amounts distributed as deficiency dividends. However, we would be required to pay interest to the IRS based upon the amount of any deduction claimed for deficiency dividends, and we may not have sufficient funds to pay the deficiency dividends and interest thereon and, as such, may be required to borrow funds or sell assets at such times or under such conditions or terms, which we would not otherwise normally do. Any increase in our distribution requirements may limit our ability to invest in additional hotels and resorts.

We may be required to pay a penalty tax upon the sale of a hotel or resort.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of Property held as inventory or other Property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100 percent penalty tax. Under current law, unless a sale of real Property qualifies for a safe harbor, the question of whether the sale of a hotel, resort or other Property constitutes the sale of Property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the hotels and resorts for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and resorts, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

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

Macro-Economic Risks

We may be adversely affected by macro-economic factors or trends such as world currency fluctuations and/or increases in the cost of oil or other commodities which may negatively affect business and leisure travel patterns or increase the operating expenses of our hotels and resorts. Certain of our hotels and resorts may be impacted more than others. It is not possible to determine the types of macro-economic trends that will affect our operations or the extent to which our hotels and resorts could be affected. Reductions in travel or increases in our operating costs would decrease the amount of cash available for distributions to our stockholders.

Item 2. Properties

As of December 31, 2004, we owned interests in 132 Properties, directly or indirectly through our partnership interests, located in 37 states, the District of Columbia and Canada, generally consisting of land, buildings and equipment, including 24 Properties through interests in 12 partnerships with various third parties. We currently lease 126 of the 132 Properties to TRS entities, with management performed by third-party operators, and we lease the remaining six to third-party operators on a triple-net basis.

Generally, Properties acquired consist of land, buildings and equipment and in certain instances intangible assets; although in some cases, we may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. Our management agreements generally require us to set aside an amount equal to 3% to 5% of hotel and resort revenues in restricted cash accounts to be used for the replacement of furniture, fixtures and equipment. We are committed to fund improvements at our Properties in order to, in part, maintain their competitiveness. Major renovations and other capital improvements are typically funded with proceeds from our cash reserves, stock offerings, permanent financings, or borrowings.

Hotel lot sizes vary depending on product, market and design considerations, and are available at a broad range of pricing. Certain of these Properties are subject to land leases. Our hotel and resort sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends. Resorts are generally located on larger lots which allow for additional recreational amenities.

The buildings are generally either mid-rise or high-rise construction. The Properties consist of full service hotels or resorts, limited service hotels, and extended stay hotels. Full service hotels generally have conference or meeting facilities, and on-site food and beverage facilities. Resorts generally have expanded food and beverage facilities and often have additional recreational amenities such as golf courses, tennis courts and/or spa facilities. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. The Properties include equipment and those with a brand affiliation conform to national hotel and resort brand approved design concepts.

As of December 31, 2004, all of the Properties directly owned were pledged as collateral under our financing arrangements. For more detailed information relating to these arrangements, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations".

The following table lists the number of Properties we own, directly or indirectly through partnerships, as of December 31, 2004, by state, or country including the Properties under development.

State/Country	Number of Properties

Alabama	1
Arizona	8
California	27
Canada	1
Colorado	2
Connecticut	2
Delaware	1
District of Columbia	1
Florida	17
Georgia	5
Hawaii	2
Illinois	3
Indiana	1
Kansas	1
Kentucky	1
Louisiana	2
Maine	1
Massachusetts	2
Maryland	2
Michigan	5
Minnesota	3
Missouri	2
Mississippi	1
North Carolina	2
Nebraska	1
New Jersey	4
Nevada	1
New York	3
Oklahoma	2
Oregon	1
Pennsylvania	2
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	12
Utah	1
Virginia	6
Washington	2
Wisconsin	1
Total	132

Item 3. Legal Proceedings

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of our subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and has dismissed all claims against us.

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS's directors and us. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) we aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003, we filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30th Judicial District. We believe the allegations contained in the amended complaint are without merit and intend to vigorously defend the action, and therefore, no contingent liability has been accrued.

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, our advisor, CHC, certain of our affiliates, and certain of our directors and officers. The action asserts claims on behalf of two separate classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the 2004 Proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) we used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain properties which we acquired and our proposed Merger with CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) we and CHC breached our fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the now postponed Underwritten Offering and Listing until the court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor. We believe the allegations contained in the complaint are without merit and intend to vigorously defend them, and therefore, no contingent liability has been accrued.

On September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. We believe the allegations in the consolidated complaint, as amended, are also without merit and we intend to vigorously defend them, and therefore, no liability has been accrued. On February 11, 2005 we and the other defendants filed separate motions to dismiss the consolidated amended complaint. If our motion to dismiss is not successful, the case will likely proceed to the determination of class certification and thereafter potentially to a trial.

In the course of our ordinary business activities, various other lawsuits (and related appeals, as applicable), claims and proceedings have been or may be instituted or asserted against us from our operations, offerings and unrecognized preacquisition contingencies. During the year ended December 31, 2004, we recorded $6.4 million in estimated legal fees and settlement costs in connection with these claims. Although the results of any other such litigation (and related appeals, as applicable) cannot be predicted with certainty, we believe that this amount as well as insurance coverage that we have will be sufficient to cover the disposition of matters that are pending or asserted.

Item 4. Submission of Matters to a Vote of Security Holders
None.

-Intentionally Left Blank -

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 12, 2005, there were approximately 102,336 stockholders of record of common stock. There is no established public trading market for the shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market within three years if market conditions are satisfactory, a public market for the shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares on a national securities exchange or over-the-counter market occurs, pursuant to our existing redemption plan, any stockholder who has held shares for not less than one year (other than CHC) may present all or any portion equal to at least 25 percent of such stockholder's shares to us for redemption at any time. At such time, we may, at our sole option, redeem such shares presented for redemption for cash, at a redemption price equal to the then current offering price under our DRP ($19.00 per share as of December 31, 2004). The redemption price is determined by our Board based on a variety of factors. At no time during a 12-month period may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of the 12-month period. We currently use proceeds from the sale of shares under our DRP to provide cash for the redemption of shares under the redemption plan. There may not be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed. Our Board, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest. For the years ended December 31, 2004 and 2003, approximately 1,307,000 and 358,000 shares, respectively, were redeemed at an average price of $18.84 per share and $18.40 per share during the years ended December 31, 2004 and 2003, respectively (after giving effect to the reverse stock split that occurred on August 2, 2004) per share and retired from shares outstanding of common stock. The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

For the years ended December 31, 2004 and 2003, total shares of 285,576 and 901,363 were transferred between owners, respectively, other than pursuant to the redemption plan. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares that we are aware of during 2004 and 2003, net of commissions (as adjusted to give effect to the reverse stock split which occurred on August 2, 2004):

	2004
	High	Low	Average
First Quarter	$20.00	$14.48	$17.44
Second Quarter	20.00	13.34	16.48
Third Quarter	17.56	16.00	16.33
Fourth Quarter	20.01	13.70	16.79

	2003
	High	Low	Average
First Quarter	$17.28	$13.94	$15.84
Second Quarter	18.40	18.40	18.40
Third Quarter	18.00	14.02	15.36
Fourth Quarter	20.00	14.78	17.48

As of December 31, 2004, we estimate that the price per share of common stock was $20.00. The price per share was determined by us, in our sole discretion, based upon the price we believed investors would pay for the shares and on certain other considerations. Our shares are not publicly traded and there is no established public trading market for the shares on which to base market value. We did not take into account the value of the underlying assets in determining the price per share. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock or if we were to liquidate our assets.

We expect to make distributions to the stockholders pursuant to the provisions of our Articles of Incorporation. For the years ended December 31, 2004 and 2003, we declared and paid cash distributions of approximately $218.3 million and $130.0 million respectively, to the stockholders. For the years ended December 31, 2004 and 2003, approximately 23 percent and 39 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 77 percent and 61 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.

The following table presents total distributions and distributions per share after giving effect to the reverse stock split that occurred on August 2, 2004 (in thousands except per share data):

2004 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$50,631	$58,784	$55,454	$53,474	$218,343
Distributions per share	0.388	0.388	0.362	0.350	1.487

2003 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$25,396	$29,010	$34,177	$41,378	$129,961
Distributions per share	0.387	0.387	0.387	0.387	1.550

We intend to continue to declare distributions of cash to stockholders on a quarterly basis to the extent that cash is available for distribution. Distributions will be made at the discretion of the Board of Directors, depending generally on various factors including cash flows from operations and our financial condition, subject to the obligation of the Board to ensure we remain qualified as a REIT for federal income tax purposes. We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. Pursuant to our distribution policy, if we do not experience greater than expected increases in hotel operating income, we do not or are unable to obtain additional capital through borrowings or we do not obtain additional credit enhancements or similar return guarantees, we would need to either reduce or defer our funding of capital expenditures or reduce distributions to stockholders. In addition, if hotel performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, then the anticipated reduction will likely be greater. The terms of our Senior Term Loan facility limit the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. As of the date of this filing, based on current estimates of our sources of liquidity, we expect to reduce our distribution rate per share as early as the second quarter of 2005.  This discussion assumes that we are not required to pay certain fees to our Advisor related to the acquisition of permanent financing as discussed in “Commitments and Contingencies—CNL Hospitality Corp. Merger”, which if required to be paid would further reduce distributions. See “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to our sources of cash for distributions.

The following shares have been authorized for issuance under our long-term incentive plan (share amounts in thousands):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans
Long-term incentive plan approved by stockholders	1,788.0	2.5	n/a	1,785.5

Our long-term incentive plan provides for the grant of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units to our subsidiaries’ executive officers, employees, directors and consultants. A total of 1,788,000 shares were initially reserved for issuance as stock awards for certain of our officers, directors and other employees. No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. The plan is administered by the compensation committee of our Board of Directors. In December 2004, 2,500 shares of common stock were granted to the independent members of our Board of Directors for the third quarter of 2004, pursuant to the approval of our Compensation Committee of our Board of Directors and the compensation program adopted for our Directors. In the future, we expect to grant 500 shares of our common stock to each member of our Board of Directors for a total of 2,500 common shares on a quarterly basis. In addition to the shares granted pursuant to the long-term incentive plan, our Compensation Committee also granted 35,000 initial shares of common stock to independent members of our Board of Directors, including two of our prior Directors that served through our 2004 annual meeting and to members of the Special Committee.

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

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan (a)
October 1, 2004 through October 31, 2004	—	$—	—	2,499,165
November 1, 2004 through November 30, 2004	—	—	—	2,499,165
December 1, 2004 through December 31, 2004	689,956	18.84	689,956	2,869,284
Total	689,956		689,956
_____________________
(a)	Redemption Plan (June 16, 2004 through December 31, 2004).

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

      Excess Funds. If the full amount of funds available for any given quarter exceeds the amount necessary for such redemptions, the remaining amount shall be held for subsequent redemptions unless such amount is sufficient to acquire an additional property (directly or through a joint venture), to invest in additional mortgage loans or is used to repay outstanding indebtedness. In that event, we may use all or a portion of such amount to acquire one or more additional Properties, to invest in one or more additional mortgage loans or to repay outstanding indebtedness, provided that we (or, if applicable, the joint venture) enter into a binding contract to purchase such Property or Properties or invest in such mortgage loan or mortgage loans, or use such amount to repay outstanding indebtedness, prior to the time we have selected for the next redemption of shares.

Termination of Plan. The redemption plan will terminate, and we will no longer accept shares for redemption, when a listing of our shares on a national securities exchange or over-the-counter market occurs. Our Board of Directors, in its sole discretion, ay amend or suspend the redemption plan at any time it determines that such amendment or suspension is in our best interest.

- Intentionally Left Blank -

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (in thousands except per share data). Data for fiscal years 2002 and earlier has been restated to reflect the adoption of FIN 46R, “Consideration of Variable Interest Entities” (“FIN 46R”). Share and per share amounts have been adjusted to give effect to the reverse stock split that occurred on August 2, 2004.

	2004	2003	2002	2001	2000
Number of hotels and resorts*:
Consolidated-TRS lessees**	123	108	40	26	28
Consolidated-triple-net leases	6	19	12	12	—
Unconsolidated	3	3	3	1	1
Total	132	130	55	39	29
Year Ended December 31:
Revenues	$1,342,238	$532,377	$225,526	$89,017	$36,099
(Loss) income from continuing operations	(84,293)	4,771	15,810	19,328	20,670
(Loss) income from discontinued operations	(2,820)	1,222	—	—	—
Net (loss) earnings (1)	(87,113)	5,993	15,810	19,328	20,670
Funds from operations (2)	88,416	90,594	59,475	41,871	30,053
EBITDA (3)	302,472	141,823	76,745	57,244	30,884
Cash flows from operating activities	213,741	112,887	76,660	58,408	43,651
Cash flows used in investing activities	1,577,042	1,894,612	551,987	433,026	334,237
Cash flows from financing activities	1,324,285	1,876,478	479,269	373,419	238,811
Cash distributions declared (4)	218,343	129,961	74,217	48,409	28,082
Income (loss) from continued operations per share (5):
Basic	(0.57)	0.06	0.32	0.60	1.07
Diluted	(0.57)	0.06	0.32	0.60	1.07
Income (loss) from discontinued operations per share (5):
Basic	(0.02)	0.01	—	—	—
Diluted	(0.02)	0.01	—	—	—
Earnings (loss) per share (5):
Basic	(0.59)	0.07	0.32	0.60	1.07
Diluted	(0.59)	0.07	0.32	0.60	1.07

Cash distributions declared per share	1.49	1.55	1.55	1.54	1.48
Weighted average number of shares outstanding (5):
Basic	148,059	86,225	48,937	32,229	19,349
Diluted	148,059	86,225	48,937	32,229	22,943

At December 31:
Total assets	$6,317,045	$3,876,978	$1,565,432	$1,147,676	$653,962
Mortgages payable and accrued interest	3,499,543	1,650,277	455,583	340,639	189,637
Total stockholders' equity	2,209,955	1,940,741	1,014,323	637,876	419,289

* Includes Properties under development as of the end of the year presented.
** Includes two Properties in 2004 and six in 2003 treated as assets held for sale.

(1)
To the extent that operating expenses payable or reimbursable by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"), our advisor CHC shall reimburse us within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by us exceeds the Expense Cap. During the five years ended December 31, 2004, operating expenses did not exceed the Expense Cap.

(2)
Funds From Operations

We consider funds from operations or, FFO, (and FFO per diluted share) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures. In October 2003, NAREIT issued additional guidance modifying the definition of FFO. The first modification revised the treatment of asset impairment losses, including impairment losses recorded to write-down assets to their estimated fair value at the date assets are classified as held for sale, to include such losses in FFO. Previously, such losses were excluded from FFO consistent with the treatment of gains and losses on property sales. The second modification clarified the treatment of original issue costs and premiums paid on preferred stock redemptions to deduct such costs and premiums in determining FFO available to common stockholders. This modification was consistent with the recently clarified treatment of these costs under GAAP. We adopted the modifications to the definition of FFO effective with our reported results for the first quarter of 2004.

In calculating FFO, net income or loss is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This effect is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably and/or ratably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly those competing in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income or loss), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income or loss determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income or loss as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income or loss to FFO and FFO per share for the year ended December 31 (in thousands except share and per share data):

	Years Ended December 31,
	2004 (a) (b)	2003	2002	2001	2000
Net (loss) earnings	$(87,113)	$5,993	$15,810	$19,328	$20,670
Adjustments:
Effect of unconsolidated entities	14,223	14,117	6,496	1,499	1,825
Effect of minority interest	(12,263)	(6,230)	(2,624)	(774)	(272)
Depreciation and amortization of real estate assets	172,876	76,714	36,217	21,818	7,830
Gain on sale of real estate assets	(645)	—	—	—	—
Effect of assumption of liabilities	—	—	3,576	—	—
Loss on disposal of assets	1,338	—	—	—	—
FFO	$88,416	$90,594	$59,475	$41,871	$30,053
FFO per share - basic (c)	$0.60	$1.05	$1.22	$1.30	$1.55
Basic (c)	148,059	86,225	48,937	32,229	19,349
Diluted (c)	148,059	86,225	48,937	32,229	22,943
______________________
(a)	Results of operations and therefore FFO for the year ended December 31, 2004 does not include $16.6 million in net cash flows received for member deposits.
(b)	FFO for the year ended December 31, 2004, does not exclude the following non-hotel operating revenue and expenses:
	(i)	Gain of $9.3 million from the sale of common stock;
	(ii)	Loss of $17.9 million from the extinguishment of debt; and
	(iii)	Transaction costs of $11.5 million related to the write off of capitalized costs related to the Underwritten Offering and acquisitions that we are no longer pursuing.
(c)	All share and per share amounts reflect the effect of the reverse stock split.

(3)
EBITDA

Earnings before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as income (losses) from continuing operations excluding: (i) interest expense, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial operating performance of our hotels and resorts. Our management also uses EBITDA as one measure in determining the value of property acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties nor does it reflect trends in interest costs due to interest rate changes or increased borrowings and the related impact on our costs to service variable indebtedness. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.

The following is a reconciliation of net income or loss to EBITDA for the year ended December 31 (in thousands):

	Years Ended December 31,
	2004(a)(b)	2003	2002	2001	2000
(Loss) income from continuing operations	$(84,293)	$4,771	$15,810	$19,328	$20,670
Adjustments:
Interest and loan cost amortization	178,155	61,202	24,718	16,098	2,384
Income tax expense (benefit)	28,539	(864)	—	—	—
Depreciation and amortization	180,071	76,714	36,217	21,818	7,830
EBITDA	$302,472	$141,823	$76,745	$57,244	$30,884
__________________
(a)	Results of operations and therefore EBITDA for the year ended December 31, 2004 does not include $16.6 million in net cash flows received for member deposits.
(b)	EBITDA for the year ended December 31, 2004, do not exclude the following non-hotel operating revenue and expenses:
	(i)	Gain of $9.3 million from the sale of common stocks;
	(ii)	Loss of $17.9 million from the extinguishment of debt;
	(iii)	Transaction costs of $11.5 million related to the write off of capitalized costs related to the Underwritten Offering and acquisitions that we are no longer pursuing; and
	(iv)	Equity in losses of unconsolidated subsidiaries of $18.5 million and our interest in income of minority interests of $8.4 million.

(4)
Cash distributions which are included as a component of cash flows from financing activities are declared by our Board of Directors and paid quarterly and generally are based on various factors, including cash flow from operations. Approximately 100 percent, 95 percent, 79 percent, 60 percent, and 26 percent of cash distributions for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively, represent a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net earnings on a GAAP basis, including deductions for depreciation expense. We have not treated such amounts as a return of capital for purposes of calculating the stockholders' return on their invested capital as a GAAP basis calculation would not be appropriate for this purpose.

(5)	Historical share and per share amounts have been adjusted to give effect to the reverse stock split, which was approved by our stockholders and effectuant on August 2, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “believe,” “intend”, “expect” and “may.” Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, domestic or international terrorism, extended U.S. military combat operations abroad, availability of capital from short-term borrowings, availability of proceeds from future equity offerings, our ability to obtain additional long-term financing on satisfactory terms, our ability to continue to identify suitable investments, whether the Merger (as defined below) is consummated, our ability to continue to qualify as a REIT, and our ability to continue to negotiate third-party management agreements. Given these uncertainties, we caution you not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

One of the ways in which Smith Travel Research (“STR”), a leading lodging industry information and data provider, categorizes hotels is by chain scale classifications based primarily on the actual and system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale classifications are as follows: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage, economy and independent. Throughout this section, we used the STR chain scale classification categorization of hotels when describing our Properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage. Also, we refer to all of the luxury Properties as “luxury resorts,” as these Properties can also be categorized as “resorts” under the STR classification of hotels by location.

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. Our portfolio includes ownership interests in 132 hotels and resorts (including two hotels held for sale) in 37 states, the District of Columbia and Canada, comprising approximately 32,000 rooms, and is diversified by geography and brand affiliation. We own 24 of our hotel and resort Properties through interests in 12 partnerships with various third parties. We currently lease 126 Properties to taxable REIT subsidiary (“TRS”) entities (including TRS entities owned through partnerships), with management performed by third-party management companies, and we lease six Properties to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and improvements and equipment. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and nine independent brands. We own some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

On April 2, 2004, we acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion, plus the assumption of $794 million in mortgage loans (the “Existing KSL Debt”) and KSL’s other outstanding liabilities resulting in the acquisition of four luxury and two upper upscale hotels. For additional information see “Uses of Liquidity and Capital Resources.” The acquisition of these Properties resulted in a significant increase in hotel revenues and expenses which affects the comparability of our results for the year ended December 31, 2004 with the results of our prior periods.

Subsequent to our acquisition of KSL and during the remainder of 2004, we focused on strengthening our capital structure through the refinancing of the Existing KSL Debt and a $1.1 billion short-term loan that was entered into in connection with the acquisition of KSL. Further, we focused on our internal growth and maximizing the returns generated from our portfolio of Properties, and on opportunities to recycle our invested capital by not only selling four of the six non-core Properties held for sale but also assessing the market conditions for other Property sales. We are continuing to evaluate the market and in 2005 may sell additional Properties and/or portfolios of Properties. Proceeds from these sales will be used to repay outstanding debt and may be invested in additional Properties which meet our investment criteria and business strategy.

Also in April 2004, we, together with other entities controlled by us, entered into a merger agreement (the “Merger Agreement”) with our external advisor, CNL Hospitality Corp. (“CHC”) (the “Merger”). The Merger Agreement provides, among other things, that all of the outstanding shares of capital stock of CHC will be exchanged for shares of our common stock valued according to the Merger Agreement at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of approximately $10.5 million of CHC debt as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, our stockholders approved the Merger.

Completion of the Merger is subject to the satisfaction or waiver, where permissible, of certain conditions. One of the conditions to the consummation of the Merger is that we list on the New York Stock Exchange, Inc. (“NYSE”) existing outstanding common shares, as well as any additional common shares sold pursuant to an underwritten offering (the “Listing”). Pursuant to the Merger Agreement, the Listing had to have been consummated on or prior to November 30, 2004; provided that if the condition to the Merger that the underwritten offering be consummated was waived, the Listing needed to have occurred on or prior to October 15, 2004. As of the date of this filing, no Listing has occurred and certain conditions to the Merger have not been satisfied and the Merger cannot be consummated unless these conditions are waived. Under the terms of the Merger Agreement, either party may terminate the Merger Agreement, although neither party has done so nor indicated the intent to do so. Accordingly, there can be no assurance that the Merger will be consummated or if consummated, the terms or the timing thereof.

During the period from the execution of the Merger Agreement, April 29, 2004, until the earlier of (i) the Merger becoming effective or (ii) the Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly asset management fees in an amount equal to one-twelfth of .60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business, including but not limited to, accounting fees, in accordance with the terms of the advisory agreement between CHC and us (the “Advisory Agreement”). Unless and until such Merger Agreement is terminated, CHC is not entitled to receive any other fees from us to which it otherwise would have been entitled under the current Advisory Agreement, including the acquisition fee. For the year ended December 31, 2004, we paid CHC asset management fees of $26.5 million and development fees of $2.2 million. Prior to entering into the Merger Agreement, we paid CHC acquisition fees of 4.5 percent of the equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the year ended December 31, 2004, we paid acquisition fees to CHC totaling $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt.

A special committee of our Board of Directors comprised of three of our independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Merger Agreement on our behalf. In light of the postponement of the underwritten offering, as of the date of this filing, the Special Committee, along with its advisors, is evaluating the waiver of certain provisions and the amendment of the Merger Agreement. If the Merger Agreement is terminated, we will be obligated to pay to CHC, in addition to the fees described above, acquisition fees related to permanent financing, as well as acquisition fees related to the sale of common stock under the terms of our distribution reinvestment plan (the “DRP”) which would amount to approximately $89.0 million (as of the date of this filing), that CHC would otherwise be entitled to under the terms of the Advisory Agreement. These fees have not been paid or accrued pursuant to the Merger Agreement. The current Advisory Agreement expires on March 31, 2005 and our Board of Directors is currently evaluating the annual renewal of the Advisory Agreement, which must be approved by a majority of our independent Directors.

In connection with the Merger Agreement, we also entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the Merger (subject to completion of the Merger). We have reserved 1,788,000 shares of our common stock for issuance as deferred stock awards pursuant to the terms of our 2004 omnibus long-term incentive plan which is administered by the independent Directors serving on the Compensation Committee of our Board of Directors. The initial term of these employment agreements terminates on December 31, 2007. Since as of the date of this filing the Merger has not been consummated, these employment agreements are not yet effective.

Additionally, our near-term objectives are to continue to focus on maximizing the internal growth and the operating performance of our existing Properties, the integration of recently acquired Properties, and on potential sales of selected Properties for the purpose of recycling our invested capital in order to enhance shareholder value. Accordingly, in the short-term, we plan to acquire Properties on a selective basis.

Our long-term strategy is to continue to own, acquire and develop primarily luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry segments because we believe that, due to their advantageous locations, reputations and/or amenities, Properties in these industry segments present relatively high barriers to entry, provide multiple demand generators and have historically outperformed other industry segments during an economic recovery. We also believe these types of hotels and resorts currently offer the optimal opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry segments. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced asset management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and expense control.

Industry Outlook

The U.S. lodging industry exhibited strong performance in 2004, following decreased revenue per available room (“RevPAR”) growth in 2001 and 2002, and flat results in 2003. U.S. RevPAR increased by 7.8 percent in 2004 over 2003, which was comprised of a 4.0 percent increase in average daily room rate (“ADR”) and a 3.7 percent increase in occupancy, according to STR. These results represented the highest year-over-year RevPAR growth since STR began tracking industry performance in 1987 and is attributable to increased lodging demand and limited new supply growth. Unlike previous industry recovery periods, rate growth accounted for approximately half of the growth in RevPAR. We believe that this is a positive sign for industry profit margins as increases in ADR have a more direct impact upon hotel and resort profitability as compared to gains in occupancy levels.

For 2005, PricewaterhouseCoopers LLP (“PwC”) forecasts that U.S. lodging fundamentals will continue to improve and result in another year of strong RevPAR growth, although at a slightly slower pace as compared to 2004. However, the lodging industry is susceptible to negative deviations from forecasted results due to the unpredictable nature of various factors, including, but not limited to, the following:

(i)	Economic downturns: Historically, economic downturns have a negative effect on corporate travel demand and hotel and resort profitability.

(ii)
Supply increases and competition: A significant increase in the number of new or refurbished hotel and resort properties could have a negative impact on hotel and resort occupancy levels, average daily rates and, profitability.

(iii)
Geopolitical instability and terrorism: Global military activity, terrorism concerns and related domestic security alerts and health related epidemics have historically had a negative impact on lodging demand for hotel and resort rooms.

(iv)
Decreased pricing control: The pervasiveness of the Internet and related discount-travel sites has had a negative impact on hotel and resort room rates over the past few years. Recently operators have begun exercising greater control over their distribution channels which appears to be having a positive impact on rates.

Elements of Our Operating Results

Revenues. Our revenues include the consolidation of revenues of the hotel and resort properties leased to TRSs and operated by third-party managers. Hotel and resort revenues include room revenue, food and beverage revenue, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. Hotel and resort revenues are recognized as the related services are rendered. Other revenue includes rental revenue from operating leases with third-party managers. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis. Other income includes FF&E reserve revenue, interest income and other miscellaneous revenue and income items.

Expenses. Our expenses include the consolidation of hotel and resort expenses for our properties leased to TRSs and operated by third-party management companies. Hotel and resort operating costs include expenses incurred related to room revenue, food and beverage revenue, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. In addition, hotel and resort operating costs include expenses incurred for property operations including insurance and taxes, repairs and maintenance costs, sales and marketing costs, and hotel and resort management fees paid to the third-party management companies. We also record reductions in our operating expenses for the recognition of certain funding under certain credit enhancement agreements from third-party managers, which guarantee us certain predefined minimum returns on several of our Properties. Interest and loan cost amortization reflects the interest paid on our indebtedness and the amortization of loan costs that were previously capitalized when incurred in connection with borrowings. Loan costs are amortized on a straight-line basis over the term of the underlying borrowing agreement. Depreciation and amortization primarily represents depreciation of our hotel properties including buildings and equipment on a straight line basis over 40 and seven years, respectively.

Critical Accounting Policies

Our consolidated financial statements include our accounts and those of our consolidated subsidiaries. The discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to apply accounting policies consistently and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures. The estimates are based on judgment and historical experience, and are believed to be reasonable based on current circumstances. Accounting polices conform to GAAP and in some instances also reflect generally accepted industry practice. We evaluate these estimates and assumptions on an on-going basis.

While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates under different assumptions or conditions. The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:

•
Allocation of Purchase Prices to Properties. We generally obtain third-party Property appraisals as part of our normal pre-acquisition due diligence procedures. These appraisals are used by us to assist in the evaluation of the fairness of the purchase price and to assist in the allocation of the purchase price between land, building, equipment, intangible assets and goodwill. In circumstances where a specific Property or business acquired is expected to have significant values assigned to intangible assets or goodwill, we obtain purchase price allocation and valuation studies performed by third parties to assist in the allocation of purchase prices to these assets. Management believes that these appraisals and purchase price allocation and valuation studies are carried out by competent third-party experts and that they result in fair allocations. However, a change in the allocations could result in an increase or decrease in depreciation expense and amortization expense and could result in different balance sheet classifications between assets, thereby possibly affecting the Company’s ability to comply with REIT qualification tests.

•
Determination of Fair Value of Long-lived Assets. Management reviews our Properties, investments in unconsolidated entities, intangible assets and goodwill for impairment no less than annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in the value of a specific Property has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. Such an impairment would result in a reduction in the carrying value of the impaired Property and an expense to us for the amount of the impairment write-down.

In estimating future undiscounted cash flows, we use historical cash flows, the expected growth rate of revenues and expenses, the effect of capital expenditures, the remaining useful life of the Property, holding periods, and future market and economic conditions. Variability of these and other assumptions could result in a difference in the estimated undiscounted future cash flows and, therefore, an increase or decrease in the estimated fair value of the Property.

Management determines whether an intangible asset or goodwill is impaired by comparing the fair value of the intangible asset (or fair value of the reporting unit in case of goodwill) with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an intangible asset or goodwill is the amount at which that asset (or reporting unit in the case of goodwill) could be bought or sold in a current transaction between willing parties.

Because quoted market prices are not always available, we estimate fair value based on the best information available, including prices for similar assets and the results of other valuation techniques such as present value techniques. Variability of the assumptions used in these techniques or the lack of available information could result in a difference in the estimated fair values of these assets and could effect the ultimate outcome of the impairment testing process.

•
Depreciation and Amortization Expense.    Depreciation and amortization expense are based on the estimated useful lives of our assets and on the method used to calculate depreciation. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. We believe our estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and therefore net income or the gain or loss on the sale of any of the assets.

•
Consolidation Policy. In accordance with FIN 46R, we consolidate investments in variable interest entities for which we are the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of a joint venture’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. To make this determination, we must make certain estimates and assumptions about the variable interest entities’ (“VIEs”) future operating performance. Variability in these estimates may result in a different conclusion regarding whether or not to consolidate certain VIEs.

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

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. We will implement the provisions of FAS 123 Revised beginning in fiscal year 2005. We do not expect the statement to have a significant impact on our financial position or operating results.

In November 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. EITF Issue No. 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in this Issue is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. There can be no certainty as to the effect this may have on our results of operations.

- Intentionally Left Blank -

Results of Operations

Comparison of the year ended December 31, 2004 with the year ended December 31, 2003

	Year Ended December 31,
	2004	2003	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$813,350	$364,181	$449,169	123.3%
Food and beverage	324,485	98,198	226,287	230.4%
Other hotel and resort operating departments	166,630	27,769	138,861	500.0%
Hotel and Resort Revenues	1,304,465	490,148	814,317	166.1%
Hotel and Resort Expenses	(960,460)	(366,320)	(594,140)	162.2%
Gross margin	$344,005	$123,828	$220,177	177.8%
Gross margin percentage	26.4%	25.3%	1.1 ppt	4.3%
Other Revenues
Rental income from operating leases	$30,832	$35,263	$(4,431)	(12.6%)
Interest and other income	6,941	6,966	(25)	(0.4%))
Other Income
Gain on sale of common stock	9,268	—	9,268	n/a
Gain on termination of hedge	3,511	—	3,511	n/a
Other Expenses
Interest and loan cost amortization	178,155	61,202	116,953	191.1%
Credit enhancement funding	(23,005)	(21,396)	(1,609)	7.5%
General and administrative	29,702	9,503	20,199	212.6%
Asset mgmt. fees to related party	26,505	12,782	13,723	107.4%
Depreciation and amortization	180,071	76,714	103,357	134.7%
Transaction costs	11,521	153	11,368	7430.1%
Loss on extinguishment of debt	17,877	—	17,877	n/a

Hotel and Resort Revenues

As of December 31, 2004 and 2003, we owned interests in 123 and 108 operating hotel and resort Properties leased to our taxable REIT subsidiaries, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the year ended December 31, 2004 were $1.3 billion, as compared to $490.1 million for the same period in 2003, an increase of $814.3 million or 166 percent. The increase in revenues during the year ended December 31, 2004, was due to the Properties acquired in the KSL acquisition in April 2004, the Properties we acquired in the RFS acquisition in July 2003 as well as several other significant acquisitions that occurred in 2003, including the acquisition of the Hotel del Coronado, which were operating for a full year during 2004. The increase in hotel and resort revenues in 2004 are indicated as follows (in thousands):

	Years Ended December 31,
	2004	2003	Change
KSL acquisition	$359,263	$—	$359,263
RFS acquisition	184,587	82,991	101,596
Other signification acquisitions in 2003	331,966	125,970	205,996
Other Properties acquired or opened in 2003 and Properties owned as of 01/01/03	416,808	281,187	135,621
Revenues from assumed leases	11,841	—	11,841
Total	$1,304,465	$490,148	$814,317
Our gross margin percentage for all Properties for the year ended December 31, 2004, as compared to the same period in 2003, increased 1.1 percentage points from 25.3 percent to 26.4 percent, a 4.3% increase. This improvement was primarily the result of an increase in ADR for comparable Properties, the addition of three luxury resort Properties through the acquisition of KSL and the acquisition of the Hotel del Coronado, which have higher profit margins than most of our existing Properties. The increased profitability of these hotels was offset slightly by an increase in the proportion of our food and beverage operations as a percentage of our total revenue mix. Food and beverage operations typically have a lower profit margin than other hotel operating departments. The luxury and upper upscale Properties we have acquired most recently, including those acquired in the acquisition of KSL, have significant food and beverage operations.

Other Revenues

Revenues generated from rental income from operating leases for the year ended December 31, 2004 were $30.8 million, as compared to rental income of $35.3 million for the same period in 2003, a decrease of $4.4 million or 13 percent. The decrease was primarily due to a reduction in rental income from six Properties in which leases with a third party tenant were assumed by us in August 2004. Since the date of this assumption, the results of operations of these Properties has been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized and reported.

Additionally, one of our third party tenants that leased two other Properties we had acquired from RFS stopped paying rent in late 2003. In January 2004, we stopped recording rental income on these Properties, and we wrote off the receivable of $0.8 million for all past due rents. We are aggressively pursuing collection of these rents and have commenced legal action against the former third party tenant. A lease termination agreement was negotiated with the tenant and, effective May 21, 2004, we transitioned these two leased Properties to TRS entities and engaged Marriott as the management company to operate these Properties. Beginning on the date these Properties were transitioned to TRS entities, the results of operations of these hotels were included in our consolidated statements of operations.

As a result of the KSL acquisition in April 2004, we assumed various interest rate protection agreements to limit our exposure to interest rate fluctuations on the Existing KSL Debt. We designated these agreements as cash flow hedges. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Debt (for additional information, see Note 14, “Indebtedness”). As a result of the ineffectiveness of the hedge during the holding period and the subsequent termination, we transferred an accumulated net holding gain of $3.5 million from other comprehensive income to income as a gain on hedge termination in the accompanying consolidated statements of operations during the year December 31, 2004.

During the year ended December 31, 2004, we recorded a gain on the sale of securities of $9.3 million for our sale of 2.8 million shares of common stock in Hersha Hospitality Trust (“Hersha”). This investment, which was sold for approximately $28.3 million, had a cost basis of $19.0 million.

Hotel and Resort Expenses

	Year Ended December 31,
	2004	2004 % of Hotel and Resort Revenue	2003	2003 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$195,843	15.0%	$87,114	17.8%
Food and beverage	230,125	17.7%	75,457	15.4%
Other hotel and resort operating departments	101,047	7.7%	17,616	3.6%
Property operations	257,627	19.7%	112,612	23.0%
Repairs and maintenance	58,594	4.5%	25,314	5.1%
Hotel and resort management fees	34,669	2.7%	13,277	2.7%
Sales and marketing	82,555	6.3%	34,930	7.1%
Total hotel and resort expenses	$960,460	73.6%	$366,320	74.7%

During the year ended December 31, 2004, hotel and resort expenses were $960.5 million, as compared to $366.3 million for the same period in 2003, an increase of $594.1 million or 162 percent. The increase was due to the Properties acquired in the KSL acquisition in April 2004, the Properties we acquired in the RFS acquisition in July 2003 and, several other significant acquisitions that occurred in 2003 including the acquisition of the Hotel del Coronado which have been operated for a full year during 2004. The increase in hotel and resort expenses in 2004 are indicated as follows (in thousands):

	Year Ended December 31,
	2004	2003	Change
KSL acquisition	$269,595	$—	$269,595
RFS acquisition	136,548	56,060	80,488
Other significant acquisitions in 2003	239,488	99,640	139,848
Other Properties acquired or opened in 2003 and Properties owned as of 01/01/03	304,120	210,620	93,500
Expenses from assumed leases	10,709	—	10,709
Total	$960,460	$366,320	$594,140

Other Expenses

Interest expense and loan cost amortization increased during the year ended December 31, 2004, due to increased borrowings of over $1.8 billion obtained during 2004. Both depreciation and amortization, as well as asset management fees, also increased as a result of the additional Properties we acquired in 2004. Additionally, during the fourth quarter of 2004, we finalized our purchase price allocation for the six Properties acquired through the acquisition of KSL, which resulted in $153.0 million being allocated from goodwill to land, buildings, and equipment, resulting in a catch-up of depreciation expense during the fourth quarter.

During the year ended December 31, 2004 and 2003, we received $23.0 million and $21.4 million in reductions in operating expenses from credit enhancement funding, respectively (1.7 percent and 4.0 percent of total revenues for the years ended December 31, 2004 and 2003, respectively), and received base management fee waivers of $5.2 million and $3.4 million, respectively, which were recorded as reductions of hotel and resort management fees. The increase in credit enhancement funding was due primarily to new credit enhancements received with respect to two Properties acquired in December 2003 and April 2004, and another Property which opened in the first quarter of 2004. These guarantees are provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or Properties. As a result of the market downturn in prior periods for certain of our hotels and resorts, and the resulting adverse effect on the operations of those Properties in these periods, we have recognized operating expense reductions from credit enhancement funding in our results of operations and cash flows. As of December 31, 2004, some of our credit enhancements were fully utilized or had expired. To the extent that credit enhancements are fully utilized or expire, that we are not able to obtain additional enhancements, and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations and cash flows and our ability to make distributions to stockholders may be adversely affected. As of December 31, 2004, we had a total of $54.8 million available for funding under our remaining credit enhancements ($24.2 million of which relates to our unconsolidated entities). There is no assurance that we will be able to obtain additional credit enhancements in the future or that we will be able to utilize the credit enhancements currently available.

During the year ended December 31, 2004, general and administrative expenses increased to $29.7 million, as compared to $9.5 million, an increase of $20.2 million or 213 percent. General and administrative expenses, as a percentage of total revenues, increased to 2.3 percent in 2004 from 1.9 percent during 2003. The increase was primarily due to the costs incurred to defend us in the class action complaint, to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the increased costs of sales tax incurred in connection with the capital rent paid to us by our TRS entities during the year ended December 31, 2004.

For the year ended December 31, 2004, we recorded $11.5 million for expenses related to the underwritten offering and listing, both of which were postponed in August 2004, and for acquisition transactions we are no longer actively pursuing. See “Liquidity and Capital Resources” for more information regarding the underwritten offering and the listing.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of the outstanding 9.75 percent publicly-traded term notes. In conjunction with the repurchase of $78.5 million of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the year ended December 31, 2004 for the premium paid to retire these term notes. For additional information see “Liquidity and Capital Resources”. We also wrote off $3.8 million of loan costs in connection with the repayment of the KSL Short-Term Loan and our revolving line of credit which was refinanced during the second half of 2004. This amount is included in loss on extinguishment of debt.

Losses from Unconsolidated Entities

Losses from unconsolidated entities decreased to $18.5 million from $24.0 million for the years ended December 31, 2004 and 2003, respectively.

The following presents our equity in losses from unconsolidated entities for the years ended December 31, 2004 and 2003 (in thousands):

Entity	2004	2003	(Increase)/decrease in equity in losses
WB Resort Partners, LP*	$(7,759)	$(10,305)	$2,546
Desert Ridge Resort Partners, LLC*	(6,008)	(9,625)	3,617
CY-SF Hotel Parent, LP	(1,710)	(2,125)	415
Other Joint Ventures	(2,992)	(1,915)	(1,077)
Total	$(18,469)	$(23,970)	$5,501
______________________
*	A partner or a member, which owns a significant percentage of ownership in our unconsolidated subsidiary, is an affiliate of our advisor, CNL Hospitality Corp.

Losses were primarily due to net losses incurred by WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property in Waikiki, Hawaii, Desert Ridge Resort Partners, LLC which owns the JW Marriott Desert Ridge Resort in Scottsdale, Arizona and CY SF Hotel Resort, LP which owns the Courtyard by Marriott in downtown San Francisco, California. Operating results for the year ended December 31, 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in ADR at these Properties and (iii) increases in productivity and cost controls. However, these Properties have all been newly constructed or renovated in the last three years and we believe that they have not yet reached stabilization. The Properties have generated operating income in recent periods which we expect to increase as these hotels continue to gain market share and their respective markets improve.

We continued to incur losses at CTM Partners, LLC, which owned a majority interest in a joint venture that owned the rights to the Mobil Travel Guide. In January 2005, the member partners of CTM Partners, LLC agreed to dissolve these two entities and, as of such date, we have no other rights or obligations related to these entities. As of December 31, 2004, we recorded an impairment charge of $1.3 million to write off the remaining carrying value of this investment.

Discontinued Operations and Dispositions

Following our July 2003 acquisition of RFS Hotel Investors, Inc. (“RFS”), we decided to sell six non-strategic hotel Properties from the former RFS portfolio. As a result, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying consolidated financial statements. During the second half of 2004, we sold four of these Properties, (the Hampton Inn in Omaha, Nebraska; the Comfort Inn in Marietta, Georgia; the Hampton Inn in Denver, Colorado; and the Residence Inn in Charlotte, North Carolina) to unaffiliated third parties for total gross proceeds of $18.1 million, resulting in a net loss of $1.3 million including a previous write down to estimated sales value less cost to sell for one of these Properties of $2.0 million. The majority of the net proceeds from these sales were used to pay down our outstanding debt.

As of the date of this filing, one of the remaining two Properties classified as held for sale is under contract with an unaffiliated third party and the sale of this Property is expected to be completed during the first half of 2005. The other Property is expected to be sold during the second quarter of 2005. During the second half of 2004, we recorded an impairment charge of $3.9 million in order to write down the value of these Properties to their expected sales value less estimated costs to sell. While these transactions are subject to customary closing conditions, we have no reason to believe such conditions will not be met. We are currently in default under the terms of the license agreements to operate these Properties under the current brand. As a result, the licenses will expire on March 31, 2005 and April 7, 2005 for these hotels. We do not believe the potential termination of these licenses would have a material adverse affect on our operations.

The income (loss) from discontinued operations was as follows (in thousands):

	Year Ended December 31,
	2004	2003
Hotel revenues	$10,229	$5,700
Hotel expenses	(7,774)	(4,478)
Write-down of assets	(5,920)	—
	(3,465)	1,222
Gain on disposal of assets	645	—
Income (loss) from discontinued operations	$(2,820)	$1,222

In accordance with FAS 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation (for the period prior to disposition) of approximately $1.3 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Income Taxes

We recorded an income tax expense of $28.5 million during the year ended December 31, 2004 as a result of the operating results of our TRS entities related to certain of our Properties and the recording of a valuation allowance of the full amount of our deferred tax asset. As of December 31, 2004, we determined that a valuation allowance was necessary for our entire deferred income tax asset pertaining to a significant portion of our portfolio of limited service and extended stay Properties. The accumulated deferred income tax asset was acquired in connection with the acquisition of RFS and has continued to increase due to net operating losses incurred at TRS entities that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the recent downturn in the lodging industry and in advance of repositioning changes we have made in the third-party management companies operating these Properties. Our determination was primarily based upon the Properties operating histories during the recent lodging industry downtown and the uncertainty of the level of recovery and consequently the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, we increased the valuation allowance from $10.0 million as of December 31, 2003 to $74.0 million as of December 31, 2004 associated with our deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.” In addition, we will discontinue recording a deferred income tax benefit for 2005.

Minority Interests

Minority interests expense representing our partner's share of income in our consolidated partnerships for the year ended December 31, 2004 was $8.4 million as compared to minority interest income of $0.8 million for the year ended December 31, 2003. The period-over-period improvements are primarily due to profits received as a result of the acquisition of the Hotel del Coronado and a partnership which owns two Hilton hotels, of which all three Properties were acquired in December 2003.

Earnings (Loss) Per Share

Earnings (loss) per share for the year ended December 31, 2004 decreased $0.66 to a loss of $0.59 as compared to income of $0.07 for the year ended December 31, 2003. The decrease was primarily due to the following:

(i)	Loss on extinguishment of debt of $17.9 million which reduced earnings per share by $0.12
(ii)	Write-off of costs totaling $11.5 million related to our postponed underwritten offering and to two acquisitions that we are no longer pursuing which reduced earnings per share by $0.08 and
(iii)
Increased exposure to the seasonal slowdown of the hotel and resort industry during the third quarter, the impact of which was magnified by the performance of three of our larger Properties being located in the desert southwest region of the United States. The strongest quarter for these Properties, including certain significant Properties acquired in the acquisition of KSL, is generally the first quarter of each calendar year, and because we did not yet own these Properties during the first quarter of 2004, the seasonally slow third quarter was not offset by the traditionally strong first quarter.

(iv)
Increased general and administrative expenses of $7.3 million which reduced earnings per share by $0.05 pertaining to legal costs incurred in connection with the class action styled complaint, Sarbanes Oxley compliance, and sales tax incurred on rent received from our TRS entities.

These expenses were partially offset by a gain on the sale of our investment in Hersha common stock of $9.3 million, which reduced the loss per share by $0.06.

Comparison of the year ended December 31, 2003 with the year ended December 31, 2002

	Year Ended December 31,
	2003	2002	Change	Change %
	(amounts in thousands)
Hotel and Resort Revenues
Room	$364,181	$134,646	$229,535	170.5%
Food and beverage	98,198	26,225	71,973	274.4%
Other hotel and resort operating departments	27,769	9,251	18,518	200.2%
Hotel and Resort Revenues	490,148	170,122	320,026	188.1%
Hotel and Resort Expenses	(366,320)	(118,817)	(247,503)	208.3%
Gross margin	$123,828	$51,305	$72,523	141.4%
Gross margin percentage	25.3%	30.2%	(4.9) ppt	(16.2)%
Other Revenues
Rental income from operating leases	$35,263	$37,341	$(2,078)	(5.6)%
Interest and other income	6,966	18,063	(11,097)	(61.4)%
Other Expenses
Interest and loan cost amortization	61,202	24,718	36,484	147.6%
Credit enhancement funding	(21,396)	—	(21,396)	n/a
General and administrative	9,503	5,203	4,300	82.6%
Asset mgmt. fees to related party	12,782	6,696	6,086	90.9%
Depreciation and amortization	76,714	36,217	40,497	111.8%

Hotel and Resort Revenues

As of December 31, 2003 and 2002, we owned interests in 108 and 40 operating hotel and resort Properties leased to our TRS entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the year ended December 31, 2003 were $490.1 million, as compared to $170.1 million for the same period in 2002, an increase of $320.0 million or 188 percent. Out of the total increase in hotel and resort revenues during the year ended December 31, 2003, $248.2 million or 78 percent of the increase, resulted from the acquisition of additional Properties during 2002 and in 2003 (including the 57 Properties acquired through the acquisition of RFS. Hotel and resort revenues also increased as a result of our taking assignment of leases on eleven existing Properties previously leased on a triple-net basis and engaging third-party managers to operate these Properties.  For these eleven Properties, rental income from operating leases that was recorded during the first half of 2002 was replaced by hotel and resort operating revenues and expenses for the remainder of 2002 and all of 2003.  The remaining increase of $71.8 million or 22 percent, was due to improved year-over-year performance of our 27 comparable Properties which were operated under the TRS structure for the entirety of both periods being presented and from the eleven Properties for which we took assignment of the leases during 2002.

Our gross margin percentage for all Properties for the year ended December 30, 2003, as compared to the same period in 2002, decreased 4.9 percentage points from 30.2 percent to 25.3 percent. The decrease was a result of the economic slowdown in the lodging industry that occurred during that time, reduced revenues from telecommunication services at the Properties, higher hotel and resort related insurance premiums and increased wage pressure for employees hired by hotel and resort managers at the Properties.  In addition, the shift in our Property portfolio toward a higher proportion of full service hotel and resort Properties resulted in an increase in our food and beverage revenues, which generally have lower profit margins than other hotel departments.

Other Revenues

Revenues generated from rental income from operating leases for the year ended December 31, 2003 were $35.3 million, as compared to rental income of $37.3 million for the same period in 2002, a decrease of $2.1 million or 6 percent. The decrease for the year ended December 31, 2003 was due to our taking assignment of eleven existing leases, as discussed above, partially offset by an increase in rental income from five Properties acquired in July 2003 as a result of the acquisition of RFS, which were leased to third-party tenants. Rental income that was historically received from these Properties was replaced with hotel operating revenues and expenses.

Interest and other income for the year ended December 31, 2003 was $7.0 million, as compared to $18.1 million for the same period in 2002, a decrease of $11.1 million or 61 percent. The decrease for the year ended December 31, 2003 was primarily due to us receiving a one-time forgiveness of liabilities funded under certain credit enhancement agreements, which resulted in other income of $10.3 million during 2002.

	Year Ended December 31,
	2003	2003 % of Hotel and Resort Revenue	2002	2002 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$87,114	17.8%	$32,574	19.1%
Food and beverage	75,457	15.4%	20,126	11.8%
Other hotel and resort operating departments	17,616	3.6%	4,431	2.6%
Property operations	112,612	23.0%	37,141	21.8%
Repairs and maintenance	25,314	5.1%	6,842	4.0%
Hotel and resort management fees	13,277	2.7%	5,898	3.5%
Sales and marketing	34,930	7.1%	11,805	7.0%
Total hotel and resort expenses	$366,320	74.7%	$118,817	69.8%

Hotel and Resort Expenses

During the year ended December 31, 2003, hotel and resort expenses were $366.3 million, as compared to $118.8 million for the same period in 2002, an increase of $247.5 million or 208 percent. Of the total increase in hotel and resort operating expenses during the year ended December 31, 2003, as compared to the same period in 2002, $81.3 million resulted from the acquisition of additional Properties acquired during 2002 and in 2003 (including the 57 Properties acquired through the acquisition of RFS). Hotel and resort operating expenses also increased as a result of our taking assignment of leases on eleven existing Properties and engaging third-party managers to operate these Properties.  The remaining increase of $166.2 million was due to increased year-over-year expenses of our 27 comparable Properties which were operated under the TRS structure for the entirety of both periods being presented and from the eleven Properties for which we took assignment of the leases during 2002.

Other Expenses

Interest expense and loan cost amortization increased during the year ended December 31, 2003, due to increased borrowings of over $1.2 billion, which were used primarily for the acquisition of Properties. Both depreciation and amortization, as well as asset management fees, also increased as a result of the additional Properties we acquired.

During the year ended December 31, 2003, we received $21.4 million in credit enhancement funding which was recorded as a reduction in operating expenses (4.0 percent of total revenues) and received base management fee waivers of $3.4 million which were recorded as a reduction in hotel and resort management fees. During the year ended December 31, 2002, we did not have funding under credit enhancement agreements that resulted in a reduction of operating expenses or waivers of hotel and resort management fees.  As a result of the downturn in the overall economy and other factors, and the resulting adverse effect on our operations, we relied on credit enhancements to substantially supplement our net earnings and cash flows, and to partially fund distributions.

During the year ended December 31, 2003, general and administrative expenses increased to $9.5 million, as compared to $5.2 million, an increase of $4.3 million or 83 percent due to an increase in state taxes of approximately $1.8 million and an increase of administrative expenses of $2.2 million. General and administrative expenses, as a percentage of total revenues, decreased from 2.3 percent to 1.7 percent for the years ended December 31, 2002 and 2003, respectively, as a result of increases due to economies of scale created as we acquired additional Properties in 2003.

Losses from Unconsolidated Entities

Losses from unconsolidated entities increased to $24.0 million from $17.3 million for the years ended December 31, 2003 and 2002, respectively.

The following presents our equity in losses from unconsolidated entities for the years ended December 31, 2003 and 2002 (in thousands):

Subsidiary	2003	2002	Increase/ (Decrease) in equity in earnings/ losses
WB Resort Partners, LP*	$(10,305)	$(9,006)	$(1,299)
Desert Ridge Resort Partners, LLC*	(9,625)	(6,547)	(3,078)
CY-SF Hotel Parent, LP	(2,125)	(673)	(1,452)
Other Joint Ventures	(1,915)	(1,030)	(885)
Total	$(23,970)	$(17,256)	$(6,714)
___________________
*	A partner or a member, which owns a significant percentage of ownership in our unconsolidated subsidiary, is an affiliate of our advisor, CNL Hospitality Corp.

Losses were primarily due to net losses incurred by Desert Ridge Resorts Partners, LLC and CY-SF Hotel Parent, the unconsolidated entities that own the JW Marriott Desert Ridge Resort and Spa Property and the Courtyard San Francisco Property, respectively.  The JW Marriott Desert Ridge Resort and Spa Property opened in November 2002 and is expected to continue to generate losses until it gains market share.  The Courtyard in San Francisco Property was acquired during the middle of 2002 and, therefore, only generated losses for a portion of 2002 as compared with the entire year of 2003.  In addition, we continued to incur losses at CTM Partners, LLC, which owned a majority interest in a joint venture that owned the rights to the Mobil Travel Guide.  The Courtyard San Francisco Property and the Waikiki Beach Marriott Resort Property (owned by WB Resort Partners, LP) continued to be negatively impacted by current economic conditions and a decline in tourism from Asian markets.

Discontinued Operations

In connection with the July 2003 acquisition of RFS, we decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying consolidated financial statements.

The income (loss) from discontinued operations was as follows (in thousands):
	Year Ended December 31,
	2003	2002
Hotel Revenues	$5,700	$—
Hotel Expenses	(4,478)	—
Write-down of Assets	—	—
Income (loss) from discontinued operations	$1,222	$—

In accordance with FAS 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation of approximately $0.9 million for the year ended December 31, 2003.

Income Taxes

We recorded income tax benefit of $0.9 million during the year ended December 31, 2003 as a result of the operating losses at our TRS entities related to certain of our Properties. We continue to evaluate the recoverability of our deferred tax assets and record valuation allowances when appropriate.

Minority Interests

Minority interests in losses of consolidated partnerships for the year ended December 31, 2003 was $0.8 million as compared to interests in income of $0.6 million for the year ended December 31, 2002. The period-over-period decline was primarily due to losses at several of our consolidated partnerships, which were a result of the effect of the economic slowdown on these entities.

Earnings Per Share

Earnings per share for the year ended December 31, 2003 decreased $0.25 from $0.32 for the year ended December 31, 2002 (after giving effect to the reverse stock split which was effective as of August 2, 2004). The decrease was primarily due to the effect of the economic slowdown on our 2003 results of operations.

Hotel and Resort Operating Statistics

The following table presents, by chain scale classification, our portfolio of 130 Properties (excluding two held for sale) and associated inventory of rooms as of December 31, 2004 (based on STR chain scale classifications):

Industry Segment and Brand Affiliation	Properties	Rooms
Luxury Resort
Independent	5	2,970

Upper Upscale
DoubleTree	2	852
Embassy Suites	4	974
Hilton Hotels & Resorts	10	3,961
Hyatt Hotels & Resorts	3	1,621
Independent - Other	3	577
JW Marriott	2	1,444
Marriott Hotels, Resorts & Suites	7	3,687
Renaissance	1	293
Sheraton Hotels	3	659
	35	14,068
Upscale
Courtyard	18	3,783
Homewood Suites	1	83
Residence Inn	25	3,799
Springhill Suites	8	1,455
Wyndham Hotels	2	390
	54	9,510
Midscale
Fairfield Inn	1	388
Four Points	2	412
Hampton Inn	17	2,164
Holiday Inn & Holiday Inn Express	8	1,324
TownePlace Suites	8	841
	36	5,129

Total	130	31,677

During the year ended December 31, 2004, a significant percentage of our rental income and hotel and resort revenues were earned from Properties managed by four key third-party managers: Marriott International, Inc. (“Marriott”), and subsidiaries; Hilton Hotels Corporation (“Hilton”) and subsidiaries; KSL II Management Operations, LLC; and Hyatt Corporation. While we carefully screen our managers and tenants and we have Properties managed by other third-party managers, failure of any of these brands or operators would significantly impact our results of operations including the ability to generate hotel and resort revenues, related earnings and cash flows, and would significantly impact our ability to pay distributions.

Our results of operations are highly dependent upon the results of operations of our hotel and resort Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as RevPar, ADR and occupancy levels. These statistics are compared with historical and budgeted statistics as well as those for our industry and peer groups. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the Property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for our hotels and resorts. We closely monitor changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, but also additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not generally result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability. The data available to make comparisons is limited by the amount, timing and extent of recent acquisitions we have made.

The following tables present information related to our Properties by chain scale classification (as defined by STR) for the year ended December 31, 2004. For hotels and resorts that we acquired during the periods presented, unaudited hotel and resort occupancy, ADR and RevPAR are presented for the period during which we owned the Properties.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Year Ended December 31, 2004
	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort	5	69.8%	$258.25	$180.21
Upper Upscale	33	68.9	126.71	87.27
Upscale	48	75.4	94.40	71.14
Midscale	35	70.2	75.58	53.07
Total Consolidated	121	71.1%	$120.32	$85.52
Unconsolidated	3	79.5	151.94	120.84
Subtotal	124	71.8%	$123.51	$88.74
Triple Net Lease(2)	6	72.5	101.86	73.89
Total	130	71.9%	$122.34	$87.94
___________________
(1)
 Excludes two Properties held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

The following tables present information related to our “Comparable Properties”. We define “Comparable Properties” as hotels and resorts that we owned at the beginning of and for the entirety of both periods being compared. We consider 55 Properties comparable for the year ended December 31, 2004.

Unaudited Property Operating Data—Comparable Properties
Continuing Operations(1)
For the Year Ended December 31, 2004
	Hotels	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Upper Upscale	9	71.3%	3.6	$112.84	1.6%	$80.40	7.0%
Upscale	33	74.5	7.3	92.18	6.3	68.71	17.8
Midscale	7	76.3	6.9	69.57	3.4	53.07	13.7
Total Consolidated	49	73.5%	5.9	$96.93	3.5%	$71.29	12.6%
Unconsolidated	3	79.5	10.1	151.94	6.5	120.84	22.0
Subtotal	52	74.8%	6.8	$109.04	4.7%	$81.54	15.1%
Triple Net Lease(2)	3	69.2	4.9	101.92	1.8	70.50	9.5
	55	74.4%	6.6	$108.61	4.5%	$80.83	14.8%
______________________

(1)
Excludes two Properties held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

For the year ended December 31, 2004, RevPAR for our 49 comparable consolidated Properties which were leased to TRS entities was $71.29 representing an increase of 12.6 percent, as compared to the same period in 2003. This was a result of a 3.5 percent increase in ADR to $96.93 and a 5.9 percentage point increase in occupancy to 73.5 percent.

Total comparable upper upscale Properties reported a RevPAR increase of 7.0 percent resulting from a 3.6 percentage point increase in occupancy to 71.3 percent and a 1.6 percent increase in ADR to $112.84. Two of the nine upper upscale Properties reported year over year RevPAR increases of greater than ten percent and two Properties reported decreases in RevPAR of 4.2 percent and 0.9 percent.

Total comparable upscale Properties reported a RevPAR increase of 17.8 percent resulting from a 7.3 percentage point increase in occupancy to 74.5 percent and a 6.3 percent increase in ADR to $92.18. Twenty-one upscale Properties reported RevPAR increases of greater than 10 percent, and one Property reported a decrease, of 1.2 percent, in year over year RevPAR.

Total comparable midscale Properties reported a RevPAR increase of 13.7 percent resulting from a 6.9 percentage point increase in occupancy to 76.3 percent and a 3.4 percent increase in ADR to $69.57. Four midscale Properties reported year over year RevPAR increases of greater than 10 percent and one Property reported a decrease of 8.3 percent.

We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and excludes Properties that: (1) were opened or underwent significant renovations during the reporting periods being compared, (2) have changed reporting periods and therefore results are not comparable on a year-over-year basis, or (3) are held for sale. For 2004 and 2003, we consider 105 of the Properties owned on December 31, 2004 to be Adjusted Comparable Properties. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties
Continuing Operations(1)
For the Year Ended December 31, 2004

	Hotels	Occupancy	Var. (ppt.) to 2003	ADR	Var. (%) to 2003	RevPAR	Var. (%) to 2003
Consolidated
Luxury Resort	5	71.4%	2.9	$263.74	2.3%	$188.39	6.7%
Upper Upscale	25	69.3	3.9	124.68	1.3	86.43	7.3
Upscale	35	74.8	6.6	93.42	5.6	69.87	15.8
Midscale	31	69.5	2.2	73.02	2.3	50.75	5.7
Total Consolidated	96	71.1%	4.1	$126.02	2.3%	$89.64	8.6%
Unconsolidated	3	79.5	10.1	151.94	6.5	120.84	22.0
Subtotal	99	72.0%	4.8	$129.05	3.0%	$92.94	10.3%
Triple Net Lease(2)	6	71.4	4.5	100.53	2.6	71.82	9.5
Total	105	72.0%	4.8	$127.76	3.0%	$91.98	10.3%
______________

(1)
 Excludes two Properties held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

- Intentionally Left Blank -

Unaudited Property RevPAR Data - Adjusted Comparable Properties - Quarter by Quarter
Continuing Operations (1)
For the Year Ended December 31, 2004

2004 Quarter		First		Second		Third		Fourth		Year
			Var. (%)		Var. (%)		Var. (%)		Var. (%)		Var. (%)
	Hotels	RevPAR	to 2003	RevPAR	to 2003	RevPAR	to 2003	RevPAR	to 2003	RevPAR	to 2003
Consolidated
Luxury Resort	5	$215.64	3.3%	$197.99	8.6%	$172.88	6.9%	$167.44	8.4%	$188.39	6.7%
Upper Upscale	25	86.97	1.5	91.25	10.6	86.26	7.8	81.37	9.8	86.43	7.3
Upscale	35	69.99	8.9	71.35	17.3	68.67	14.4	69.56	21.8	69.87	15.8
Midscale	31	48.98	4.5	52.27	3.6	53.69	4.6	48.21	10.3	50.75	5.7
Total Consolidated	96	$94.08	4.0%	$94.12	10.4%	$88.07	8.4%	$82.99	12.2%	$89.64	8.6%
Unconsolidated	3	133.49	20.4	126.43	30.1	108.13	21.5	116.18	17.1	120.84	22.0
Subtotal	99	$98.21	6.0%	$97.50	12.7%	$90.16	9.9%	$86.64	12.9%	$2.94	10.3%
Triple net Leases (2)	6	63.82	5.9	75.25	9.9	71.21	9.0	76.40	12.3	71.82	9.5
Total	105	$96.64	6.0%	$96.49	12.6%	$89.30	9.8%	$86.16	12.9%	$91.98	10.3%
______________________

(1)
 Excludes two Properties held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Other Information

Credit Enhancements

We benefit from various types of credit enhancements that have been provided by the third-party managers of some of our Properties. These credit enhancements may be provided to us directly or indirectly through unconsolidated entities and guarantee us certain minimum returns on our Properties. We recognize funding under these arrangements either as reductions in operating expenses, reductions in hotel and resort management fees or as liabilities, depending upon the nature of each credit enhancement agreement and whether there is a direct continuing obligation to repay funded amounts in the future. All of the credit enhancements are subject to expiration or "burn-off" provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow us to continue to obtain credit enhancements on Properties acquired in the future. As a result of the downturn in the overall economy and the impact of various global political events, including the threat of terrorism and military conflicts and their adverse effect on the lodging industry as a whole and our operations specifically, we have been relying on credit enhancements to substantially supplement our net earnings, cash flows and thereby our distributions to stockholders. To the extent that this trend continues and current credit enhancements are fully utilized or expire, our results of operations, cash flows and thereby our ability to pay distributions to stockholders will be adversely affected.

As of December 31, 2004, we had approximately $14.4 million in outstanding liabilities from certain of our credit enhancements. In addition, as of December 31, 2004, we had approximately $54.8 million which remained available for funding under all of our existing credit enhancements (including $24.2 million available to our unconsolidated entities). As of December 31, 2004, our unconsolidated entities had liabilities of approximately $74.5 million relating to the future repayment of credit enhancements.

Liabilities from credit enhancements are those enhancements which are required to be repaid by us, or our unconsolidated entities in the future, typically, at such time when the net operating income of Properties covered by the enhancements exceeds predefined minimum returns to us or our unconsolidated entities. These repayments will reduce our future cash flows available for distributions to stockholders.

Liquidity and Capital Resources

During the year ended December 31, 2004, our principal sources of cash were from funds raised through the sale of common stock in our fifth best efforts public offering, long-term borrowings, cash flows from operating activities, including credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status.

Sources of Liquidity and Capital Resources

Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flow from operations, our borrowings and cash provided by our credit enhancement arrangements. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our assets (particularly those which are unencumbered), access to secured or unsecured debt or lines of credit, and borrowing restrictions imposed by our existing lenders, as applicable. All of our Properties currently are collateralized under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis.

Common Stock Offerings and Debt Financing

We have relied on sales of our common stock and borrowings to finance a significant portion of our Property acquisitions and other investments. During the year ended December 31, 2004, we raised $658.6 million in proceeds from our fifth common stock offering, which we refer to as the “2003 Offering” (most of which was raised in late February and early March 2004 immediately prior to the close of our 2003 Offering). The 2003 Offering commenced on February 4, 2003 and was completed on March 12, 2004. All of the remaining proceeds from the 2003 Offering were used to complete the acquisition of KSL and to make selected capital improvements at existing Properties during 2004. As of December 31, 2004, the proceeds from the 2003 Offering were fully utilized.

In July 2003, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock, on a pre-reverse stock split basis, at $10 per share ($4 billion) pursuant to a best efforts offering. We withdrew this registration statement on October 15, 2004 and wrote off $0.4 million in capitalized costs related to this offering during the fourth quarter of 2004. The registration statement had not been declared effective by the Commission, and none of the securities proposed to be registered by the registration statement had been sold.

In April 2004, we filed a registration statement on Form S-3 with the Commission for a firm commitment underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, we filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering providing for the issuance of 35.0 million shares. We also filed an application with the NYSE, to list those common shares, together with our existing outstanding common shares. The Listing application was approved by the NYSE, and although we have not withdrawn the application, the listing process has not been completed. On August 3, 2004, due to market conditions, we postponed the Underwritten Offering and the Listing. As a result, we wrote off $7.4 million in offering costs that had been capitalized relating to the Underwritten Offering. The registration statement on Form S-3 that related to the Underwritten Offering remains on file with the Commission.

In December 2004, we filed a registration statement on Form S-3 with the Commission to register additional shares of common stock issuable under our DRP. Under the terms of the DRP, stockholders who elect to participate in the DRP may automatically reinvest quarterly distributions they are entitled to receive on their shares of our common stock. The purchase price for shares under the DRP will be (i) during a period in which we are conducting a best-efforts offering, the per share offering price for plan shares under our then current best-efforts offering, (ii) if there is no current best efforts offering, $19.00 per share, unless adjusted by our Board of Directors, which price shall in no event be less than 95 percent of the fair market value as determined by our Board of Directors, or (iii) following the listing of our shares on a national securities exchange or over-the-counter market or the inclusion of our shares for quotation on the Nasdaq National Market System, which we refer to as listing or listed, at the market price on the exchange or quotation system. As of December 31, 2004, the purchase price for shares under the plan was $19.00 per share. Until the shares of common stock are listed or the redemption plan is terminated, we will use the proceeds from the sale of shares of common stock which the reinvestment agent purchases from us to redeem shares pursuant to our redemption plan. If there are no redemption requests, the redemption requests have been filled or the redemption plan has been terminated, we will use the proceeds for the acquisition or improvement of hotel and resort properties, to make mortgage loans or for general corporate purposes. Pursuant to the terms of our Advisory Agreement with our advisor, CHC, we will pay CHC acquisition fees of 4.5 percent of the proceeds reinvested under the plan, in the event such proceeds are used to acquire properties or invest in mortgage loans. However, under the terms of the existing Merger Agreement approved by our stockholders and described in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, we have not paid any acquisition fees to CHC since entering into the Merger Agreement. In the event that the Merger Agreement is terminated, we will be obligated to pay acquisition fees that CHC otherwise would have been entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Merger Agreement. As of December 31, 2004, acquisition fees totaling $2.1 million would be due and payable to CHC upon termination of the Merger Agreement in connection with shares issued in the DRP.

In March 2004, we received proceeds from a $33.3 million loan agreement collateralized by our Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.56 percent as of December 31, 2004) plus 3.75 percent and an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options available. The indebtedness is denominated in Canadian dollars, the functional currency of the Property, and has been translated to U.S. dollars.

In March 2004, we also received proceeds from a $32.5 million loan agreement collateralized by our Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time any unpaid principal and interest is due.

In April 2004, we became subject to a commercial mortgage loan of $794.0 million, the Existing KSL Debt, with various financial institutions collateralized by five of the six Properties acquired through the KSL acquisition. Interest for this loan was calculated at a floating interest rate of one-month LIBOR plus 1.71 percent (one-month LIBOR was equal to 2.40 percent as of December 31, 2004). The Existing KSL Debt was repaid in August 2004, as discussed below. In April 2004, we partially financed the KSL acquisition by obtaining a $1.1 billion short-term loan, which we refer to as the KSL Short-Term Loan, with an interest rate of LIBOR plus 2.75 percent. Approximately $35.9 million of the KSL Short-Term Loan was repaid with the net proceeds from (a) the April 2004 sale of 2.5 million shares of Hersha common stock for $25.0 million in gross proceeds and (b) the $11.3 million in gross proceeds from the July 2004 sale of two Properties.

As a result of the KSL acquisition in April 2004, we also assumed various interest rate protection agreements to limit the Company’s exposure to interest rate fluctuations on the Existing KSL Debt. These agreements were designated as cash flow hedges by the Company. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Debt (for additional information, see Note 14, “Indebtedness”). As a result of the ineffectiveness of the hedge during the holding period and the subsequent termination of the Existing KSL Debt, the Company transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenue which is reflected as a gain on hedge termination in the accompanying consolidated statements of operations during the year ended December 31, 2004. No other hedge ineffectiveness was recognized during 2004.

In August 2004, we obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Debt and repay $654.2 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at our option. The Secured Mortgage Loan is collateralized by five of our Properties and bears interest at a weighted floating rate equal to one-month LIBOR plus 332.5 basis points. During the year ended December 31, 2004, we wrote off $3.8 million in loan costs as a result of the repayment of the Existing KSL Debt and our revolving line of credit. At the closing of the Secured Mortgage Loan, we entered into interest rate protection agreements to cap the interest rate of the Secured Mortgage Loan whereby LIBOR is capped at 4.25 percent and designated these agreements as cash flow hedges.

In October 2004, we obtained a $353.5 million loan (the “Senior Term Loan”) from an affiliate of Deutsche Bank. Proceeds from the loan and cash on hand were used to repay the remaining KSL Short-Term Loan balance. The Senior Term Loan has a term of two years and includes an additional one-year extension available at our option. Certain conditions must be met for the extension to be available including, among other things, the principal balance must be at a loan-to-value ratio of 65 percent or less, we must have made a principal payment of at least $88.4 million and must pay an extension fee equal to 0.25 percent of the then outstanding principal balance. There can be no assurance that these conditions will be met or, if met, that we will extend the maturity of the loan. The Senior Term Loan is collateralized by 30 of our Properties. The loan bears interest at a floating rate equal to one-month LIBOR plus 300 basis points and contains restrictive debt covenants, as defined in the loan agreement, which require us to (i) maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the aggregate sum of debt service, (ii) maintain a maximum leverage ratio, (iii) incur debt only as permitted, (iv) maintain reserve accounts, and (v) comply with other customary affirmative and negative covenants. The terms of the loan agreement require us to prepay a portion of the outstanding principal amount of the Senior Term Loan with proceeds from (i) the sale of any mortgaged properties collateralizing the loan, (ii) any securities offering or (iii) certain other borrowed indebtedness subject to a maximum limit based on the Senior Term Loan loan-to-value ratio. The Senior Term Loan has certain limitations on the payment of distributions. Prepayments may also be required upon certain other events including events of default, the receipt of proceeds from any casualty or condemnation related to a mortgaged property or if our debt service coverage ratio fails to equal or exceed a minimum amount, as defined in the loan agreement.

At the closing of the Senior Term Loan, we entered into an interest rate protection agreement to cap the interest rate of the Senior Term Loan. We designated this agreement as a cash flow hedge. This hedge caps LIBOR at 3.75 percent during the first 12-month period following inception and 4.25 percent during the second 12-month period based on a notional amount of $353.5 million.

In connection with the closing of the Senior Term Loan, we used cash on hand to repay the $24.1 million balance outstanding on our revolving line of credit. As a result, this facility has been terminated and funds are no longer available for drawing.

As of December 31, 2004 and 2003, our fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

	2004	2003

Mortgages payable and accrued interest	$3,429,467	$1,499,988
Construction loan facilities	61,293	60,517
Tax incremental financing note	7,783	8,098
Line of credit	—	24,073
Indebtedness collateralized by Properties	3,498,543	1,592,676

Unsecured notes	1,000	81,674

	$3,499,543	$1,674,350

As of December 31, 2004, the weighted average interest rate on our debt was approximately 5.89 percent. Approximately 72 percent of our total debt is subject to variable rate interest as of December 31, 2004. The Company has entered into interest rate protection agreements with respect to this variable rate debt to mitigate the effect of increases in interest rates. Of the total amount of variable rate debt, 97 percent is capped by various interest rate protection agreements. As a result of these agreements, this portion of our debt is capped to a total weighted-average interest rate of 7.49 percent.

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

Operating Leases

In March 2004, we were notified by our third-party tenants that leased ten of our Properties, all of which are affiliated with Marriott, that the net operating income for the ten Properties would be insufficient to pay the scheduled rent under the terms of the leases for these ten Properties.  At that time we began negotiating alternative arrangements with those tenants.

In August 2004, we terminated the existing third-party leases and entered into new leases with a wholly-owned TRS for six of the ten Properties discussed above (hereinafter referred to as the “Marriott Six”).  The TRS entity simultaneously entered into long-term management agreements with an affiliate of Marriott.  All rents due and payable under the existing leases had been paid in full at the time of the termination.  Since the effective date of the new leases, the results of operations of these Properties have been reflected in our consolidated results of operations in lieu of rental income that was historically reported.  During 2004, the net operating income for the Marriott Six Properties has approximated the base rents that were historically received for these Properties.  There can be no assurance that net operating income will not decrease in the future.

On December 30, 2004, the tenant for three of the ten Properties defaulted under the lease agreements for such Properties and we exercised our right to acquire 100 percent of the capital stock of the third-party tenant corporation.  As a result, we became a party to management agreements with Marriott and these three Properties (hereinafter referred to as the “Marriott Three”) are now leased to a corporation that is wholly-owned by us which intends to qualify as a TRS. In the future, the results of operations of these Properties will be reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized and reported.

The net operating income generated from these Properties has historically been less than the base rent that we received under the leases.

Simultaneously with the acquisition of the capital stock of the third-party tenant, we entered into a pooling arrangement with Marriott which allows us to pool the operating results of the Marriott Six and the Marriott Three Properties (collectively, the “Combined Portfolio”).  Under the terms of the pooling arrangement, we are entitled to receive from Marriott a predefined minimum return on the Combined Portfolio.  Each year after we have received our predefined minimum return, excess operating income will be paid to Marriott as an IMF until a predetermined cumulative total IMF has been paid.  After the payment of the cumulative total IMF, the excess operating income will be allocated between us and Marriott based on a formula defined in the pooling agreements.

As a result of the negotiation which resulted in the above transactions and agreements, we agreed to return security deposits totaling $6.1 million that relate to the Marriott Six and the Marriott Three Properties.

In December 2004, in connection with the transactions described above, we entered into an agreement whereby Marriott agreed to provide a guarantee for the payment of rent under the terms of the lease for the last of the ten Properties through December 31, 2006.  We expect that the maximum funding under the guarantee will be sufficient to ensure the full payment of base rent for such Property through December 31, 2006. The Company did not receive any funding under this new guarantee during the year ended December 31, 2004. Any fundings under the guarantee will be treated as rental income from operating leases in the accompanying consolidated statements of operations.

In connection with receiving this guarantee, we have also agreed to make certain future modifications to the lease agreement beginning in January 2007, but no later than December 2007, including but not limited to, a reduction in base rent due under the lease and expanding the percentage rent formula.  These modifications are subject to lender approval and there can be no assurance that such approval will be obtained.  Under the terms of the existing mortgage agreement, the mortgage held by this lender is scheduled to mature on December 1, 2007.  At that time, the lease modifications are expected to be made unless they have previously occurred.

Investments

In 2003, through a wholly owned subsidiary, we invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, we exercised our right to convert these shares into 2.8 million shares of common stock of Hersha, a publicly-traded hospitality REIT, and simultaneously sold 2.5 million of these shares. The HT common stock sold generated approximately $25.0 million in gross proceeds and resulted in a realized gain of approximately $8.0 million. The net proceeds were used to pay down a portion of the KSL Short-Term Loan.

In December 2004, we sold the remaining 316,000 shares of HT common stock for proceeds of $3.4 million, resulting in a gain of $1.3 million. As of December 31, 2004, we no longer own any shares of Hersha common stock, however, we remain a majority owner in a partnership with HT that owns one Property in New York, New York.

Membership Deposits

Since April 2004, our cash flows and financial condition include the receipt of member deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our hotels and resorts. Membership deposits are recognized as a liability. Under our primary membership programs, deposits generally become refundable upon:

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

Sale of Properties

During 2004, we sold four Properties for total proceeds of $16.8 million and as of December 31, 2004 we had two other Properties which were held for sale. We expect these remaining Properties held for sale to be sold during the first half of 2005. As of the date of this filing we are evaluating the potential sale of other primarily midscale and upscale Properties. Proceeds from the sale of these Properties are expected to be used to repay existing long-term debt, to acquire additional Properties, make improvements at existing Properties, or for other corporate purposes.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:

•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;
•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;
•	Retirement of mortgage loans or unsecured debt;
•	Payment of legal fees in connection with the class action lawsuit and legal fees and settlements in connection with other litigation; including legal fees incurred in the ordinary course of business;
•	Sarbanes-Oxley Section 404 Certification costs;
•	Refunding of member deposits;
•	Existing development and/or renovation activities;
•	Recurring repairs and maintenance expenditures required to maintain our Properties; and
•	Acquisitions of Properties.

We expect to meet our short-term liquidity needs through a combination of the following:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured borrowings or lines of credit;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment;
•	Proceeds from the sale of Properties; and
•	Refinancing of borrowings on our encumbered Properties.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. Pursuant to our distribution policy, if we do not experience greater than expected increases in hotel operating income, we do not or are unable to obtain additional capital through borrowings or we do not obtain additional credit enhancements or similar return guarantees we would need to either reduce or defer our funding of capital expenditures or reduce distributions to stockholders. In addition, if hotel performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, then the anticipated reduction will likely be greater. The terms of our Senior Term Loan facility limit the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. As of the date of this filing, based on current estimates of our sources of liquidity, we expect to reduce our distribution rate per share as early as the second quarter of 2005.  This assumes that we are not required to pay certain fees to our Advisor related to the acquisition of permanent financing and the sale of shares under the DRP as discussed in “Commitments and Contingencies—CNL Hospitality Corp. Merger”, which if required to be paid would further reduce distributions.

Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, pay certain distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of December 31, 2004. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our assets (particularly those which are unencumbered), access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable (for additional information on debt covenant requirements, see “Common Stock Offerings and Debt Financing”).

Our revolving line of credit was repaid and terminated in connection with obtaining the Senior Term Loan, and accordingly, we are no longer able to draw upon this facility to fund short-term liquidity needs. As a result of the Secured Mortgage Loan and the Senior Term Loan, as discussed in “Common Stock Offerings and Debt Financing”, substantially all of our Properties are collateralized under the terms of our various debt agreements.

In 2005, we expect to spend $46.9 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $111.8 million for renovations, which is expected to be funded from the sources listed above.

We expect to meet our long-term liquidity needs through a combination of the following:

•	Selective disposition of non-core assets or other assets, which, upon sale, should generate net positive cash flow after debt repayments;
•	Selective sale or contribution of hotels or resorts to joint ventures formed with unrelated investors, which may have the net effect of generating additional capital;
•	Sources described above with respect to our short-term liquidity; and
•	Issuance of additional equity and/or debt securities.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our wholly owned subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, we solicited consents to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding. In conjunction with the repurchase of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the year ended December 31, 2004 for the premium paid to retire these term notes. In the second half of 2004, we also refinanced the KSL Short-Term Loan and terminated our revolving line of credit resulting in a write off of $3.8 million in loan costs. This amount is included in loss on extinguishment of debt.

We believe that our long-term liquidity needs will be met through a combination of the sources listed above. If the above sources are not sufficient or we are unable to obtain access to such capital to fund our long-term liquidity requirements, we will pursue other actions which may include, but are not limited to deferring capital expenditures, further reducing our distributions and/or selling certain additional Properties.

KSL Acquisition

On April 2, 2004, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, we acquired all of the outstanding capital stock of KSL Recreation Corporation for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans, (for additional information, see Note 14, “Indebtedness”), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.

Fair values of assets acquired and liabilities assumed at the date of acquisition of KSL are based on independent third-party appraisals and valuation studies from independent third-party consultants, which were finalized during the fourth quarter of 2004. The final allocation resulted in $153.0 million being allocated from goodwill to land, buildings and equipment.

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
		3,220

Concurrent with the closing of the KSL acquisition, we entered into interim management agreements with an affiliate of the former parent company of KSL to operate all six Properties on an interim basis. In August 2004, we entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott). We continue to have interim agreements on the remaining two Properties and have executed extensions for these interim agreements to April 30, 2005 and June 30, 2005. We may terminate the two remaining interim agreements upon seven days written notice and the manager may terminate the interim agreements upon 75 days written notice. We are currently evaluating various alternatives related to the management of these other two Properties.

We have entered into an agreement with Marriott relating to the Doral Golf Resort and Spa Property, whereby we received minimum return guarantees, effective August 16, 2004. The minimum return guarantee, which guarantees a certain level of operating income from this Property for the first three years, is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $9.6 million under this guarantee has been recognized as a reduction of operating expenses during the year ended December 31, 2004. We expect that this guarantee will be fully utilized well in advance of its expiration in 2007. After December 31, 2006, the manager has agreed to waive certain management fees by the amount of the shortfall, if any, between hotel operating profit and our minimum return.

We financed the KSL acquisition by using $367.5 million in cash and by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 2.40 percent as of December 31, 2004) plus 2.75 percent. In July 2004, $35.9 million of this loan was repaid with the net proceeds from our sale of Hersha common stock, a publicly-traded hospitality REIT, and the net proceeds from the July 2004 sale of two Properties. In August 2004, an additional $654.2 million of this loan was repaid with the proceeds from the Secured Mortgage Loan. In October 2004, the remainder of the KLS Short-Term Loan was repaid with proceeds from the Senior Term Loan (see Note 14, “Indebtedness” for additional information).

Distributions

During the years ended December 31, 2004, 2003 and 2002, we declared and paid distributions to our stockholders of $218.3 million, $130.0 million and $74.2 million, respectively. The increase in the amount of distributions reflects the increase in our outstanding shares of common stock as a result of our fifth best-efforts offering during the first half of 2004 and our maintaining a 7.0 percent to 7.75 percent distribution level during 2004.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and avoidance of volatility of distributions. To maintain our qualification as a REIT under the Code, we are required to make annual distributions to our stockholders of at least 90 percent of our taxable income excluding net capital gains.

During the year ended December 31, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred predominantly because, in the past, our acquisition strategy focused on opportunistically investing in larger portfolios, which allowed us to obtain increased efficiencies as we invested the proceeds received from the sale of shares of common stock. As a result, larger cash outlays were required at the time of purchase which caused equity proceeds to accumulate for longer periods of time in cash and short-term investments prior to making these purchases.

During the year ended December 31, 2004, $30.4 million in cash flows from operating activities was generated by credit enhancement funding and we used $4.6 million in proceeds from long-term borrowings to fund a portion of our distributions. We will determine the distributions levels for each quarterly period, based on the actual operating results of that quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and our minimum REIT distribution requirements. The terms of our Senior Term Loan facility limit the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. As of the date of this filing, based on current estimates of our sources of liquidity, we expect to reduce our distribution rate per share as early as the second quarter of 2005.

During the year ended December 31, 2004, we took assignment of third-party leases for eleven Properties and began leasing them to TRS entities. Currently, the net operating income received from these Properties as a group is less than the rental income historically received from these Properties under the terms of the leases with third-party tenants. If this continues, it will have a negative impact on cash flows from operating activities and may adversely affect our ability to pay distributions to stockholders.

For the years ended December 31, 2004, 2003 and 2002, 23 percent, 39 percent and 51 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and 77 percent, 61 percent and 49 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2004, 2003 or 2002 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Other

Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP, (which is an affiliate of the parent company of our advisor, CHC), received a loan from Marriott (the ”Limited Partner Loan”), another partner of WB Resort Partners, LP, to make its capital contribution to the partnership. This affiliate had not paid interest due to Marriott under the terms of the Limited Partner Loan during 2004 and, as a result, pursuant to the terms of the WB Resort Partners LP partnership agreement, Marriott had the right to convert the Limited Partner Loan to preferred capital contributions. In December 2004, this limited partner paid the interest due under the loan and Marriott executed a standstill letter under which Marriott agreed not to convert the Limited Partner Loan to preferred equity until August 2006 so long as interest on the Limited Partner Loan is paid when due in the future. In the future, if the affiliate does not pay interest when due, and if Marriott chooses to convert the Limited Partner Loan, Marriott will be entitled to receive a return that is higher in priority than returns that we are entitled to receive on our existing capital contributions. If this occurs, we may not be able to recover our entire investment in WB Resort Partners, LP upon a future sale. As of the date of this filing, interest on the Limited Partner Loan is current.

Stock-Based Compensation

During the fourth quarter of 2004, pursuant to our Long-Term Incentive Plan, we issued initial stock grants of 35,000 shares to the independent members of our Board of Directors, including our two former independent Directors whose term expired at the 2004 Annual Meeting. Additionally, on December 1, 2004, 2,500 shares were issued to independent members of the Board of Directors for their service as directors of the Company during the third quarter. As a result of these grants, we recorded compensation expense of $750,000 which is included in general operating and administrative expenses in the accompanying statement of operations. In the future, pursuant to our long-term incentive plan, we intend to issue 2,500 shares to the independent members of the Board of Directors on a quarterly basis or as determined appropriate by the Compensation Committee of the Board. We also expect to issue restricted stock grants to certain employees in the future, as determined appropriate by the Compensation Committee, although we have not done so as of December 31, 2004.

Cash Flows

During the years ended December 31, 2004, 2003 and 2002, we generated cash from operations of $213.7 million, $112.9 million and $76.7 million, respectively. The increase in cash flows from operations is primarily due to the acquisition of several significant Properties during 2004, 2003 and in early 2002. Included in cash flows from operations is funding from credit enhancements totaling $30.4 million, $41.6 million and $24.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash flows used in investing activities during the year ended December 31, 2004, was almost $1.6 billion, including $1.4 billion paid in connection with the KSL acquisition. Cash flows from financing activities during the year ended December 31, 2004 was more than $1.3 billion, including $658.6 million in subscriptions received from stockholders and almost $1.1 billion in proceeds from mortgage loans net of repayments.

Commitments and Contingencies

Lawsuits (and related appeals), claims and other legal or regulatory proceedings have been or may be instituted or asserted against us pertaining to our operations, offerings, unrecognized preacquisition contingencies and in the ordinary course of our business activities. Although the results of existing claims or litigation (and related appeals) cannot be predicted with certainty, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity. See “Item 3. Legal Proceedings” for a summary of significant litigation in which we are involved.

As of December 31, 2004, we had commitments to fund furniture, fixture and equipment replacements and capital improvements at our Properties. During 2005, we expect to spend a total of $158.7 million on the replacement of furniture fixtures and equipment (“FF&E”) and capital improvements. Of this total, $46.9 million is expected to be funded from cash held in FF&E reserve accounts and $111.8 million is expected to be funded from our other sources of liquidity listed above. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated joint ventures, if shortfalls arise. We do not anticipate any such shortfalls occurring at this time.

As of December 31, 2004, we had a commitment to a third-party manager of one of our Properties to either build a ballroom at an estimated total cost of approximately $25.0 million or allow for the third-party manager to earn an increased incentive management fee in the future. It is our intention to build the ballroom and as of December 31, 2004, the design phase of this project had begun. If we do not complete the ballroom by December 31, 2006, the management agreement related to this Property will be amended such that the manager may earn an IMF equal to all net operating income in excess of regular debt service up to a cumulative predefined amount.

Commitments and Contingencies—CNL Hospitality Corp. Merger:

In April 2004, we, together with other entities we control including one of our subsidiaries, entered into a Merger Agreement with our advisor, CHC. The Merger Agreement provides, among other things, that in the Merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of our common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of approximately $10.5 million of debt as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, our stockholders approved the Merger. Completion of the Merger with CHC is subject to the satisfaction or waiver, where permissible, of certain conditions. As of the date of this filing, certain of these conditions have not been satisfied and the Merger cannot be consummated unless these conditions are waived. Accordingly, there can be no assurance that the Merger will be consummated or if consummated, the terms or the timing thereof. In the event that the Merger Agreement is terminated, we would be obligated to pay acquisition fees that CHC would otherwise be entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Merger Agreement related to the acquisition of permanent financing and the sale of shares under the DRP. As of the date of this filing, acquisition fees totaling $89.0 million would be due and payable to CHC upon termination of the Merger Agreement, as well as certain other fees. For additional information, see “Overview”.

Events Subsequent to December 31, 2004

On February 9, 2005, we, through a partnership in which we have a 70 percent interest (the “HD Partnership”), obtained a $400 million loan from an affiliate of Deutsche Bank. The HD Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005. The final funding under the loan for the remaining $60 million will occur on or before April 15, 2005.

Upon the initial closing, $290 million of the loan proceeds was used to refinance the outstanding debt of the HD Partnership. The HD Partnership will distribute a portion of the proceeds to us and our partner as a return of capital and a portion will be used to make improvements to the Hotel Del. In addition, the HD Partnership is evaluating the possible use of the remaining proceeds for the development of a parcel of land adjacent to the Hotel Del property.

The initial funding of the loan bears interest at a rate of one-month LIBOR plus 140 basis points per year and the second funding of the loan bears interest at a rate of one-month LIBOR plus 606.7 basis points per year for a total blended rate of one-month LIBOR plus 210 basis points per year. The loan requires monthly payments of interest only through its initial maturity on February 9, 2008. There are two one-year extensions available to the HD Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del and HD Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the HD Partnership to (i) maintain minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

In connection with the loan, the Partnership has also entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at four percent for the initial term of the loan. The Partnership has designated these agreements as cash flow hedges.

In February 2005, one of our unconsolidated entities received indicative terms from a lender to refinance existing outstanding debt on its Property. The amount of the loan would be $300 million and would bear interest at one-month LIBOR plus 2.25 percent. Payments of interest only will be due monthly through maturity. The initial maturity of the new loan is expected to be March 2007. The proceeds of this loan will be used to (a) repay the outstanding principal balance of $275 million on the existing debt, (b) pay approximately $20 million in expenses related to the early extinguishment of the existing debt, and (c) pay approximately $5 million in expenses related to the new loan.

Effective February 25, 2005, our Board of Directors approved a Deferred Fee Plan (the “Plan”) for the benefit of our Directors and their beneficiaries. Under the terms of the Plan, Directors may elect to defer the receipt of cash fees (“Cash Fees”) and stock fees (“Stock Fees”, and collectively with the “Cash Fees”, the “Fees”) for their services as directors. Pursuant to a Deferred Fee Agreement (the “Deferred Fee Agreement”), each Director elects the type of Fees to be deferred (Cash Fees and/or Stock Fees), the percentage of such Fees to be deferred, and the future date of distribution of the deferred Fees and any earnings thereon. Under the Deferred Fee Agreement (i) deferred Cash Fees may be directed to a deferred cash account or invested in a deferred stock account and (ii) deferred Stock Fees may only be directed to a deferred stock account. Elections to defer such Fees remain in force for subsequent years, unless amended or revoked within the required time periods.

Each Director with a deferred cash account will be paid interest on the cash balance as of the end of each calendar quarter, at a rate equal to the prime rate plus 2 percent as of such quarter end. Each Director with a deferred stock account on the record date of a distribution on shares will be credited on the payment date of the distribution with a number of deferred shares determined in accordance with the Plan.

The benefit to each Director will equal the Fees deferred plus any earnings (interest or dividends) credited to the deferred Fees. The deferred Fees plus the earnings thereon will be distributed at such time as chosen by each Director at the time of the deferral election. Such distributions may occur on a fixed date, on the January 15th following a Director’s separation from service or the first day of the first month after the Director reaches a designated age. Should a Director fail to elect a time when fees shall be distributed, then the deferred fees will be distributed as of the January 15th following the Director’s separation from service from the Company.

On February 9, 2005, we executed an amendment to the Senior Term Loan with an affiliate of Deutsche Bank. The amendment was approved on March 8, 2005 by a majority of the members of the Senior Term Loan lender syndicate. The terms of the amendment are retroactively applied back to the October 13, 2004, which is the original closing date of the loan. The amendment (a) provides a waiver for us to refinance the debt related to one of our existing properties without applying excess proceeds to the Senior Term Loan principal balance, (b) modifies the definitions of "Cash Available for Distribution," "EBITDA," "FF&E Reserves" and "Maximum Leverage" to make certain clarifications, (c) modifies the definition of "Permitted Debt" to allow us to guarantee three wholly-owned taxable REIT subsidiary affiliate leases, and (d) modifies the transfer provisions to effect the merger of internal borrower party subsidiaries.

On March 10, 2005, we sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a gain of $0.6 million. The proceeds from the sale along with $2.2 million in cash were used to pay down the Senior Term Loan.

Off-Balance Sheet Arrangements

At December 31, 2004, we had unconsolidated investments in three joint ventures that each owned one Property. The unconsolidated entities had $512.3 million of non-recourse mortgage debt relating to these Properties. We have also severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt is not reflected as a liability on our consolidated balance sheet.

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

We have recorded equity in losses of unconsolidated entities of $18.5 million and $24.0 million for the years ended December 31, 2004 and 2003, respectively, and received distributions of $4.1 million and $9.1 million for the years ended December 31, 2004 and 2003, respectively. Properties owned by our unconsolidated entities are not yet stabilized and these entities used funding from credit enhancements to make distributions to us. The principal source of revenue for these unconsolidated entities is revenues from hotel operations, which are not included in our consolidated statements of operations, of $203.8 million and $174.5 million for the years ended December 31, 2004 and 2003, respectively.

Capital expenditures on these Properties are generally paid from the capital reserve account of the unconsolidated entity, which is funded from the income from operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture members or partners may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50 percent and may require that we consolidate the venture, including all of its assets and liabilities, into our consolidated financial statements.

With respect to those ventures that are partnerships, any of our subsidiaries that serve as a general partner will be liable for all of the recourse obligations of the venture, to the extent that the venture does not have sufficient assets or insurance to satisfy the obligations. In addition, the Properties owned by the unconsolidated entities could perform below expectations and result in the insolvency of the ventures and the acceleration of their debts, unless the members or partners provide additional capital. In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. In the foregoing and other circumstances, we may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of December 31, 2004 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$87,804	$670,029	$2,436,694	$305,016	$3,499,543
Capital lease obligations	2,087	3,151	2,579	12,433	20,250
Capital expenditures	158,638	22,000	—	—	180,638
	$248,529	$695,180	$2,439,273	$317,449	$3,700,431

Additional Information
Related Party Transactions

Some of our directors and officers hold similar positions with our advisor, CHC, and its affiliates, including the managing dealer, CNL Securities Corp.  These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of our assets (some of which have not been paid under the terms of the Merger Agreement).  Amounts incurred relating to these transactions were $109.6 million and $202.2 million for the years ended December 31, 2004 and 2003, respectively.  Of these amounts, approximately $5.9 million and $10.1 million are included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

CHC and its affiliates provide various administrative services to us, including services related to legal administration; accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis.  The expenses incurred for these services were $12.5 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively.

We maintain bank accounts in a bank in which some of our officers and directors serve as directors, and in which an affiliate of CHC is a stockholder.  The amount deposited with this bank was approximately $41.7 million and $29.0 million at December 31, 2004 and 2003, respectively.

We may compete with certain of our affiliates who may seek to acquire properties that, while not directly in our industry, could satisfy our acquisition criteria. CNL Income Properties, Inc. (“CIP”), an affiliate of one of our directors, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those Properties are not in the industry we intend to pursue, a leisure Property could contain a hotel or resort that satisfies our acquisition criteria. In the event that a Property which includes a hotel or resort becomes available and the Property is a suitable investment for us and CIP, CIP has given us a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and us, we have been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months was generated by hotels or resorts. CIP may revoke our right of first offer at any time.

In the future, we may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed but not yet operational affiliate of one of our directors, if the board of CHP 2 determines to proceed with an offering. It is our understanding that CHP 2 will focus primarily on the acquisition and ownership of Properties primarily in the upscale, midscale and economy industry segments. While CHP 2 will primarily target Properties in industry segments that are not in our targeted industry segments, the possibility exists that an available Property or portfolio of Properties could satisfy both our acquisition criteria and those of CHP 2.

In connection with the KSL acquisition, we acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004, our advisor, CHC, chartered the plane from the unaffiliated third party on competitive terms. In connection with the charter activity, we received expense reimbursements of approximately $0.1 million for the charges incurred by CHC. These payments have been recorded as a reduction in expenses. This charter agreement expired on September 30, 2004. CHC may charter the plane in the future under similar terms.

- Intentionally Left Blank -

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2005	2006	2007		2008	2009	Thereafter	Total	Fair Value
Debt:
Fixed rate	$17,946	$13,133	$192,440		$212,008	$233,153	$305,016	$973,696	$944,026
Average interest	7.16%	7.17%	7.08%		6.39%	6.39%	7.20%
Variable rate	69,858	464,456	-		455,000	1,536,533	-	$2,525,847	$2,525,847
Average interest	6.70%	5.33%	n/a	%	5.08%	5.59%	n/a
Total debt	$87,804	$477,589	$192,440		$667,008	$1,769,686	$305,016	$3,499,543

We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Common Stock Offerings and Debt Financing” section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges.

Management estimates that a one-percentage point increase in interest rates for debt outstanding as of December 31, 2004, and December 31, 2003 would have resulted in additional annualized interest costs of $25.3 million and $7.7 million during the years ended December 31, 2004 and 2003, respectively. The additional interest costs would be primarily due to debt acquired in connection with the KSL acquisition. In April 2004, we financed the KSL acquisition by obtaining a $1.1 billion loan (the “KSL Short-Term Loan”), with an interest rate of one-month LIBOR (one-month LIBOR was equal to 2.40 percent as of December 31, 2004) plus 2.75 percent. In addition, we assumed a commercial mortgage loan of $794.0 million with various financial institutions collateralized by five of the six Properties acquired (the “Existing KSL Loan”). The Existing KSL Loan required payments of interest at a floating rate of one-month LIBOR plus 1.71 percent. These loans were refinanced, as discussed below.

In August 2004, we obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Loan and partially repay $654.2 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at our option. The Secured Mortgage Loan is collateralized by five of our Properties and will bear interest at a weighted-average floating rate equal to one-month LIBOR plus 332.5 basis points. Upon closing, we entered into interest rate protection agreements with respect to this loan that cap one-month LIBOR on the entire $1.5 billion principal amount at 4.25 percent. See “Common Stock Offerings and Debt Financing” for more information regarding this loan.

In October 2004, we obtained a $353.5 million loan (the “Senior Term Loan”) from a third party lender to repay the remaining KSL Short-Term Loan balance. The loan bears interest at a floating rate equal to one-month LIBOR plus 300 basis points. Upon closing, we entered into interest rate protection agreements with respect to this loan that cap LIBOR on the entire $353.5 million principal amount at 3.75 percent on the first year and 4.25 percent in the second year. See “Common Stock Offerings and Debt Financing” for more information regarding this loan.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

In addition, we have fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages payable and notes payable under permanent financing arrangements at December 31, 2004 and December 31, 2003, was $907.3 million and $822.3 million, respectively. The increase in the estimated fair value of the amounts outstanding was primarily due to debt acquired as the result of the KSL acquisition, discussed above. Fair value was determined based on market prices as of December 31, 2004 and December 31, 2003.

Item 8. Financial Statements and Supplementary Data

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNL Hotels & Resorts, Inc.

We have completed an integrated audit of CNL Hotels & Resorts, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CNL Hotels & Resorts, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated  financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Item 9A.management has excluded the Doral Golf Resort & Spa from its assessment of internal control over financial reporting because this entity was acquired in 2004. We have also excluded the Doral Golf Resort & Spa from our audit of internal control over financial reporting. Doral Golf Resort & Spa is a wholly-owned subsidiary whose total assets and total revenues represent 6.3 percent and 3.7 percent, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2004

PricewaterhouseCoopers LLP
Orlando, Florida
March 16, 2005

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
	December 31,
	2004	2003
ASSETS
Hotel and resort Properties, net	$4,965,012	$3,357,376
Investments in unconsolidated entities	10,248	30,714
Real estate held for sale	7,532	29,550
Cash and cash equivalents	108,678	147,694
Restricted cash	140,761	60,105
Receivables, net	89,616	55,410
Goodwill	515,192	33,100
Intangible assets, net	370,472	49,897
Prepaid expenses and other assets	61,716	68,388
Loan costs, less accumulated amortization of
$17,205 and $5,881, respectively	47,818	18,918
Deferred income taxes, less valuation allowance of
$73,970 and $10,098, respectively	—	25,826
	$6,317,045	$3,876,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable and accrued interest	$3,499,543	$1,650,277
Line of credit	—	24,073
Accounts payable and accrued expenses	180,547	68,909
Other liabilities	58,044	24,290
Due to related parties	5,885	11,570
Member deposits	214,246	—
Total liabilities	3,958,265	1,779,119

Commitments and contingencies

Minority interests	148,825	157,118

Stockholders' equity:
Preferred stock, without par value.
Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share.
Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share.
Authorized 225,000 shares; issued 154,975
and 121,876 shares, respectively; outstanding
152,913 and 121,121 shares, respectively	1,531	1,212
Capital in excess of par value	2,740,430	2,165,487
Accumulated distributions in excess of net earnings	(527,790)	(222,334)
Accumulated other comprehensive loss	(4,216)	(3,624)

Total stockholders' equity	2,209,955	1,940,741
	$6,317,045	$3,876,978

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
	Year Ended December 31,
	2004	2003	2002
Revenues:
Room	$813,350	$364,181	$134,646
Food and beverage	324,485	98,198	26,225
Other hotel and resort operating departments	166,630	27,769	9,251
Rental income from operating leases	30,832	35,263	37,341
Interest and other income	6,941	6,966	18,063
	1,342,238	532,377	225,526
Expenses:
Room	195,843	87,114	32,574
Food and beverage	230,125	75,457	20,126
Other hotel and resort operating departments	101,047	17,616	4,431
Property operations	257,627	112,612	37,141
Repairs and maintenance	58,594	25,314	6,842
Hotel and resort management fees	34,669	13,277	5,898
Sales and marketing	82,555	34,930	11,805
Credit enhancement funding	(23,005)	(21,396)	—
General operating and administrative	29,702	9,503	5,203
Asset management fees to related party	26,505	12,782	6,696
Depreciation and amortization	180,071	76,714	36,217
	1,173,733	443,923	166,933

Operating profit	168,505	88,454	58,593

Interest and loan cost amortization	(178,155)	(61,202)	(24,718)
Loss on disposal of assets	(1,338)	—	—
Gain on sale of common stock	9,268	—	—
Impairment of equity method investment	(1,275)	—	—
Gain on hedge termination	3,511	—	—
Transaction costs	(11,521)	(153)	(170)
Loss on extinguishment of debt	(17,877)	—	—

(Loss) income before equity in losses of unconsolidated entities, minority interests and (expense) benefit from income taxes	(28,882)	27,099	33,705
Equity in losses of unconsolidated entities	(18,469)	(23,970)	(17,256)
Minority interests’	(8,403)	778	(639)
(Loss) income from continuing operations before (expense) benefit from income taxes	(55,754)	3,907	15,810
(Expense) Benefit from income taxes	(28,539)	864	—

(Loss) income from continuing operations	(84,293)	4,771	15,810
(Loss) income from discontinued operations	(2,820)	1,222	—

Net (loss) earnings	$(87,113)	$5,993	$15,810

(Loss) earnings per share of common stock (basic and diluted):
Continuing operations	$(0.57)	$0.06	$0.32
Discontinued operations	$(0.02)	$0.01	$—
	$(0.59)	$0.07	$0.32
Weighted average number of shares of
common stock outstanding:
Basic and diluted	148,059	86,225	48,937
See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2004, 2003 and 2002 (in thousands, except per share data)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Total	Comprehensive income
Balance at December 31, 2001	38,679	$386	$681,539	$(39,959)	$(1,190)	$640,776

Subscriptions received for common stock through public offerings and distribution reinvestment plan	24,455	245	488,866	—	—	489,111

Retirement of common stock	(130)	(1)	(2,390)	—	—	(2,391)

Stock issuance costs	—	—	(51,640)	—	—	(51,640)

Net earnings	—	—	—	15,810	—	15,810	$15,810

Current period adjustments to recognize value of cash flow hedges	—	—	—	—	(3,126)	(3,126)	(3,126)

Total comprehensive income	—	—	—	—	—	—	$12,684

Distributions declared and paid ($1.55 per share)	—	—	—	(74,217)	—	(74,217)

Balance at December 31, 2002	63,004	$630	$1,116,375	$(98,366)	$(4,316)	$1,014,323

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2004, 2003 and 2002 (in thousands, except per share data)

	Common Stock
	Number of shares	Par value	Capital in excess of par value	Accumulated distributions in excess of net earnings	Accumulated other comprehensive loss	Total	Comprehensive Income
Balance at December 31, 2002	63,004	$630	$1,116,375	$(98,366)	$(4,316)	$1 ,014,323

Subscriptions received for common stock through public offerings and	58,475	586	1,168,910	—	—	1,169,496

Retirement of common stock	(358)	(4)	(6,587)	—	—	(6,591)

Stock issuance costs	—	—	(113,211)	—	—	(113,211)

Net earnings	—	—	—	5,993	—	5,993	$5,993

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	554	554	554

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)

Translation adjustment from foreign operations	—	—	—	—	929	929	929

Total comprehensive income	—	—	—	—	—	—	$6,685

Distributions declared and paid ($1.55 per share)	—	—	—	(129,961)	—	(129,961)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2004, 2003 and 2002 (in thousands, except per share data)

	Common Stock		Capital in excess of par value	Accumulated distributions in excess of net earnings (loss)	Accumulated other comprehensive loss	Total	Comprehensive income/(loss)
	Number of shares	Par value
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

Subscriptions received for common stock through public offerings and	33,061	331	658,247			658,578

Issuance of common stock (to Board of Directors)	38	1	749			750

Retirement of common stock	(1,307)	(13)	(24,623)			(24,636)

Stock issuance costs			(59,430)			(59,430)

Net loss				(87,113)		(87,113)	$(87,113)

Current period adjustment to recognize change in value of cash flow hedges					(2,864)	(2,864)	(2,864)

Current period adjustment to recognize change in value of foreign operations investment hedge					768	768	768

Translation adjustment from foreign operations					1,504	1,504	1,504

Total comprehensive loss							$(87,705)

Distributions declared and paid ($1.49 per share)				(218,343)		(218,343)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955
See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(87,113)	$5,993	$15,810
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	172,876	76,714	36,217
Amortization	18,888	3,337	1,593
Equity in losses from investments
in unconsolidated entities, net
of distributions	22,552	33,070	27,586
Loss on impairments	7,193	—	—
Gain on sale of common stock	(9,268)	—	—
Gain on hedge termination	(3,511)	—	—
Gain on sale of hotel properties	(645)	—	—
Loss on disposal of assets	1,338	—	—
Loss on extinguishment of debt	1,707	—	—
Minority interest	8,403	(778)	639
Changes in operating assets and liabilities, net of effects of business acquisitions:

Receivables	17,204	(33,298)	(13,344
Due from related parties	—	—	(1,158
Prepaid expenses and other assets	11,249	(1,122)	(2,417
Deferred tax asset	25,828	(1,321)	—
Accrued rental income	492	(421)	306
Accounts payable and accrued expenses	12,749	17,182	11,626
Due to related parties	(5,685)	9,065	1,460
Credit enhancement liabilities	3,451	4,906	2,056
Security deposits and rents paid in advance	(541)	(440)	(3,714
Member deposits	16,574	—	—
Net cash provided by operating activities	213,741	112,887	76,660

Cash flows from investing activities:
Cash paid in connection with acquisitions	(118,213)	(1,307,313)	(446,520
KSL Acquisition	(1,426,309)	—	—
RFS Acquisition	—	(450,350)	—
Investment in unconsolidated entities	(2,192)	(727)	(53,099
Sale of investment in equity securities	28,295	—	—
Proceeds from sale of hotel and resort Properties	16,810	—	—
Deposit on property and other investments	—	(24,985)	(10,300
Increase in restricted cash	(37,778)	(29,241)	(12,425
Increase in other assets	(37,655)	(81,996)	(29,643

Net cash used in investing activities	(1,577,042)	(1,894,612)	(551,987

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  - CONTINUED
(in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from financing activities:
Net (repayments) / proceeds from borrowings
on lines of credit	$(24,073)	$(6)	$16,579
Payment of loan costs	(43,979)	(9,751)	(2,395)
Proceeds from mortgage loans	1,922,508	866,912	118,720
Payment to acquire/terminate cash flow hedges	(4,899)	—	—
Principal payments on mortgage loans	(802,812)	(4,730)	(1,748)
Proceeds from other notes payable, net of repayments	(63,593)	(2,533)	(26,790)
Payment of capital lease obligation	(1,823)	—	—
Subscriptions received from stockholders	658,578	1,169,496	489,111
Distributions to stockholders	(218,343)	(129,961)	(74,217)
Distributions to minority interest, net of contributions	(13,213)	106,853	14,040
Retirement of common stock	(24,636)	(6,591)	(2,391)
Payment of stock issuance costs	(59,430)	(113,211)	(51,640)

Net cash provided by financing activities	1,324,285	1,876,478	479,269

Net increase (decrease) in cash and cash equivalents	(39,016)	94,753	3,942

Cash and cash equivalents at beginning of year	147,694	52,941	48,999

Cash and cash equivalents at end of year	$108,678	$147,694	$52,941

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$160,525	$54,315	$22,274
Supplemental schedule of non-cash investing activities:
RFS Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$—	$5,612	$—
Restricted cash	—	9,069	—
Accounts receivable	—	5,442	—
Loan costs	—	5,544	—
Prepaid expenses and other assets	—	8,595	—
Deferred tax asset	—	24,505	—
Hotel Properties	—	713,352	—
Total	$—	$772,119	$—
Liabilities assumed:
Accounts payable and accrued expenses	$—	$23,207	$—
Mortgages payable	—	160,731	—
Other notes payable	—	124,021	—
Total	$—	$307,959	$—
Net assets acquired	$—	$464,160	$—

Net of cash		$458,548	$—

Hotel Properties acquired as a result of the RFS
Acquisition classified as Real Estate Held for Sale	$—	$29,550	$—

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Years Ended December 31,
	2004	2003		2002
KSL Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$18,895		$—	$—
Restricted cash	42,878		—	—
Accounts receivable	50,816		—	—
Prepaid expenses and other assets	36,866		—	—
Hotel Properties	1,650,597		—	—
Goodwill	491,736		—	—
Intangible assets	327,771		—	—
Total	$2,619,559		$—	$—
Liabilities assumed:
Accounts payable and accrued expenses	$98,551		$—	$—
Mortgages payable	796,048		—	—
Other liabilities	28,719		—	—
Member deposits	197,672		—	—
Total	$1,120,990		$—	$—
Net assets acquired	$1,498,569		$—	$—
Net of cash	$1,479,674		$—	$—

Amounts incurred but not paid for construction in progress	$6,425		$6,682	$4,175

Allocation of acquisition fees included in other assets to investment in hotel Properties and unconsolidated entities	$1,481		$77,014	$21,879
Reallocation to properties from goodwill	$9,522		$—	$—
Supplemental schedule of non-cash financing activities:
Non-cash reduction in TIF Note	$315		$360	$1,227
Assumption of other liabilities with Crestline lease assumption	$—		$—	$3,576
Distributions declared not paid to minority
interest at year end	$2,919	$	— —	$106
Loans assumed as a result of the acquisition of Properties	$—		$75,571	$9,327
Obligations under capital leases acquired during the period	$3,486		$—	$115

See accompanying notes to consolidated financial statements

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003, and 2002

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

As of December 31, 2004, the Company owned 108 Properties directly (including two which were held for sale) and 24 Properties through equity investments. Three of these Properties are owned through unconsolidated entities. The Company leases 126 of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in the consolidated results of operations. The remaining six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Properties. Rental income from operating leases is included in the consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

2.  Summary of Significant Accounting Policies:

Basis of Presentation - The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 70 of the Company’s Properties have managers that have a different quarterly accounting calendar. For these hotels, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results may have different ending dates.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Hotels & Resorts, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that changes with changes in the fair value of the entity’s net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities.

As of December 31, 2004, the Company has consolidated eight partnerships for which the Company is deemed the primary beneficiary. These partnerships were formed for purposes of owning one or more hotel Properties each and as a group have total assets of $1.4 billion. The Properties owned by these partnerships have a total carrying value of almost $1.3 billion and serve as collateral for the respective partnerships’ debt obligations. These partnerships had total debt outstanding of $544.4 million as of December 31, 2004. The Company’s exposure to losses of these partnerships is limited to its capital contributions in these entities except for recourse liabilities of certain of these partnerships including those that arise from fraud, misrepresentation or willful misconduct of the Company. Otherwise, creditors of these entities have no recourse to the general credit of the Company. As of December 31, 2004, the Company has made total capital contributions to these partnerships of $462.7 million.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

As permitted by FIN 46R, the Company has restated prior years’ consolidated financial statements to reflect the consolidation of previously unconsolidated entities in order to maintain comparability between the periods presented in the consolidated financial statements and the accompanying notes. These restatements had no effect on stockholders’ equity, net income (loss) or related per share amounts for all periods.

Reclassification - Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2004 presentation, including a reclassification of credit enhancement funding, which was historically presented as credit enhancement revenue, to a reduction in operating expenses in accordance with Emerging Issues Task Force ("EITF") 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” These reclassifications had no effect on net income (loss) or stockholders’ equity.

Segment Information-The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a Property-by-Property basis, by operator, by chain-scale classification and by brand. The Company derives all significant revenues from a single reportable operating segment of business, hotel and resort real estate ownership. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment of business.

Reverse Stock Split-On July 30, 2004, the Company’s stockholders approved a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares which also resulted in the par value being adjusted to $0.02 per share. The Reverse Stock Split became effective on August 2, 2004, and on such date the par value was reset at $0.01 per share. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Earnings Per Share - Basic earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during each year, and diluted earnings per share is calculated based upon weighted average number of common shares outstanding plus potentially dilutive common shares.

Use of Estimates - Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Foreign Currency Translation - The results of operations for foreign locations are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

Hotel and Resort Properties - Hotel and resort Properties are generally comprised of land, buildings, and equipment and are recorded at historical cost. The cost of improvements and betterments and any interest incurred during the construction or renovation periods are capitalized. Costs of repairs and maintenance are expensed as incurred.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Buildings and equipment are generally depreciated on the straight-line method over their estimated useful lives of 40 and five to seven years, respectively. When the Properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in our results of operations.

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are measured at the lower of their carrying amount or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.

Investment in Unconsolidated entities - Investments in unconsolidated entities are accounted for under the equity method of accounting when the Company is not the primary beneficiary. In accordance with the provisions of FIN 46R, the primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interest in an equity. The difference between the Company's carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the subsidiaries is due to acquisition fees and expenses which have been allocated to the Company's investment. These amounts are amortized over 36 years, which is the estimated life of the building and equipment commencing when the hotel and resort begins operations.

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

Restricted Cash - Certain amounts of cash are restricted to fund the Company’s operating expenses and other expenditures directly associated with its Properties as well as reserves for debt service and collateral due to lender restrictions, and have been included in the accompanying consolidated balance sheets. Restricted cash consisted of the following at December 31 (in thousands):

	2004	2003
Furniture, fixtures and equipment reserves	$64,768	$37,889
Renovations	14,530	3,942
Taxes and insurance escrow	9,635	4,526
Deposits	21,051	4,046
Reserve funds required by lenders	30,777	9,702
	$140,761	$60,105

Stock-Based Compensation - In 2004, the Company adopted a long-term incentive plan and reserved 1,788,000 shares of its common stock for issuance as deferred stock awards pursuant to the terms of its 2004 omnibus long-term incentive plan (the “Long-Term Incentive Plan”). The Long-Term Incentive Plan is administered by the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”). The Company records compensation expense for restricted stock grants based upon the fair market value of the stock on the date of grant. There is currently no readily determinable fair market price since the Company’s common stock

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

is not actively traded on an open market or stock exchange. As a result, the Company has established the value of $20.00 per share based on the most recent sales price in its most recent “best-efforts” public offering of its common stock (as adjusted for the effect of the Reverse Stock Split), which ended in early 2004.

Fair Value of Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate approximates carrying value because of short maturities. The fair value of fixed rate long-term debt is determined based on market prices.

Goodwill and Intangible Assets - The Company follows Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

Loan Costs - Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

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

Derivative Instruments and Hedging Activities - The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates and foreign currency exchange rates on the cash flows associated with its variable-rate debt and its net investment in a foreign subsidiary. The Company minimizes these risks by following established risk management policies and procedures including the use of derivatives. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated a hedge of the exposure to variable cash flows of a forecasted transaction, when the Company hedges variability of cash flows related to a variable-rate asset or liability or its net investment in a foreign subsidiary. The effective portion of the derivative's gain or loss is initially reported outside earnings as a component of other comprehensive income (loss) and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the gain or loss is reflected in operating results.

Member Deposits—Member deposits represent liabilities for the required deposits for certain membership plans which entitle the member to various golf, tennis and social facilities and services. Under the Company’s primary membership programs, deposits that are refundable generally become refundable upon:

1.	Demand by the member after 30 years in the program;
2.	Sale of the member’s home in the resort community when the home buyer purchases a new membership;
3.	The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; and
4.	In case of a member’s death, a request for refund by the surviving spouse.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Under the “Four-for-One” program, a member is eligible, upon notification to the Company, to cause the Company to repurchase his or her membership and refund the related deposit. However, the Company’s obligation to repurchase a membership and refund the deposit occurs only after the Company has sold four of the Company’s new memberships for each member who has requested a refund under this program.

Self-Insurance—The Company is self-insured for certain losses relating to workers’ compensation and general liability claims. The Company also maintains aggregate stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims. To the extent the projected future development of the losses resulting from workers’ compensation and general liability claims incurred as of December 31, 2004 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

Credit Enhancements -The following summary describes the various types of credit enhancements:

Limited Rent Guarantees - Limited rent guarantees (“LRG”) are provided by third-party hotel and resort managers to unrelated third-party tenants for certain Properties which the Company leases on a triple-net basis. These credit enhancements guarantee the full, complete and timely payment of rental payments to the Company relating to these Properties. The credit enhancement results in rental revenue being recorded by the Company which otherwise may not have been recorded. The Company is not obligated to repay amounts funded under LRG’s.

Threshold Guarantees - Threshold guarantees (“TG”) are provided by third-party hotel and resort managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Generally, each TG is available for a specific Property or pool of Properties. Funding under these guarantees is recorded as a reduction in operating expenses, a reduction in hotel and resort management fees or as liabilities by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company.

Liquidity Facility Loans - Liquidity facility loans (“LFL”) are provided by third-party hotel and resort managers to the Company or its unconsolidated entities in order to guarantee a minimum distribution for each of the Properties covered by the LFL. Funding under an LFL is recorded as a liability when the amounts funded may be required to be repaid.

Senior Loan Guarantees - Senior loan guarantees (“SLG”) are provided by third-party hotel and resort managers to the Company or its unconsolidated entities in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under SLG is recorded as a liability because the amounts funded may be required to be repaid in the future.

Revenue Recognition - The Properties’ revenues are derived from their operations and include but are not limited to revenues from rental of rooms, food and beverage sales, golf course and spa operations, telephone usage, membership dues and other service revenues. Revenue, excluding membership dues, is recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. Cash received from customers, for events occurring in the future, has been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

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

Advertising and Promotional Costs - The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel and resort expense in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $82.6 million, $34.9 million and $11.8 million for the years ended December 31, 2004, 2003 and 2002.

Recent Accounting Pronouncements -In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123 Revised establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. We will implement the provisions of FAS 123 Revised beginning in fiscal year 2005. The Company does not expect the statement to have a significant impact on our financial position or operating results.

In November 2004, EITF issued Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining whether to Report Discontinued Operations”. EITF Issue No. 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in this Issue is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. There can be no certainty as to the effect this may have on the Company’s results of operations.

3. RFS Acquisition:

On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT ("RFS") and RFS Partnership, L.P. ("RFS OP"), for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million). Upon consummation of this transaction, RFS was merged with and into a subsidiary of the Company and RFS ceased to exist as a separate corporate entity. Further, upon consummation of this transaction, a subsidiary of the Company was merged with and into RFS OP, and RFS OP continues to exist as a separate entity. Prior to the closing of this transaction, RFS was publicly traded on the New York Stock Exchange under the symbol "RFS." Previously, on May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS's common stock at a price per share of $12.35. The former assets of RFS are now held by subsidiaries of the Company. Upon closing of the transaction, in July 2003, the Company and its subsidiaries (which now include RFS OP) became responsible for the former debts and obligations of RFS and its subsidiaries.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The Company initially financed this transaction by using approximately $158 million from sales of common stock from its prior stock offering, borrowing approximately $43 million under its line of credit (amount was subsequently repaid in November 2003), obtaining $50 million in permanent financing related to one of its Properties, obtaining an additional $81 million in permanent debt funding from an existing loan and obtaining a bridge loan of $101 million (the “RFS Bridge Loan”). On August 27, 2003, the Company borrowed temporarily an additional $88 million on the RFS Bridge Loan, which was repaid on September 30, 2003. Of the $88 million borrowed, approximately $44 million was used to refinance former RFS debts, and the remaining $44 million was used by the Company to acquire additional Properties. On December 4, 2003, the Company obtained a loan totaling $165 million, of which approximately $101 million was used to repay the RFS Bridge Loan. The Company pooled 26 Properties as collateral for this loan.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):
July 10,
2003
ASSETS
Investment in Properties	$683,802
Real estate held for sale	29,550
Cash and cash equivalents	5,612
Restricted cash	9,069
Accounts receivable	5,442
Prepaid expenses and other assets	8,595
Loan Costs	5,544
Deferred income taxes	24,505
Total assets acquired	772,119

LIABILITIES
Mortgage notes payable	160,731
Other notes payable	124,021
Accounts payable and accrued expenses	23,207
Total liabilities assumed	307,959

Net assets acquired	$464,160
Net of cash	$458,548

In connection with the acquisition of RFS, the Company acquired 57 hotels with approximately 8,300 rooms located in 24 states. One of the Properties is owned through a partnership in which the Company owns a 75 percent interest. Brands under which these hotels are operated include Sheraton, Residence Inn by Marriott, Hilton, DoubleTree, Holiday Inn, Hampton Inn, and Homewood Suites by Hilton. This transaction provided further brand and geographic diversification to the Company’s portfolio of hotels.

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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

4. KSL Acquisition:

On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans (the “Existing KSL Loan”)(for additional information, see Note 14, “Indebtedness”), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out by the Company in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.

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
		3,220

The Company financed this transaction by using $367.5 million in cash and by obtaining a $1.1 billion short-term loan (the “KSL Short-Term Loan”) with an interest rate of one-month LIBOR plus 2.75 percent (one-month LIBOR was equal to 2.40 percent as of December 31, 2004). In July 2004, $35.9 million of this loan was repaid. In August 2004, an additional $654.2 million of the KSL Short-Term Loan was repaid with the proceeds from a new loan (see Note 14, “Indebtedness” for additional information) as well as the $794 million Existing KSL Loan. In October 2004, the remainder of the KSL Short-Term Loan was repaid with cash on hand and proceeds from a new secured loan (see Note 14, “Indebtedness” for additional information).

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Fair values of assets acquired and liabilities assumed at the date of acquisition of KSL are based on independent appraisals and valuation studies from independent third-party consultants, which were finalized during the fourth quarter of 2004. The final allocation resulted in $153.0 million being allocated from goodwill to land, buildings and equipment. During the fourth quarter, a catch-up adjustment of $8.4 million was recorded to true-up depreciation expense for the second and third quarters of 2004 as a result of the final purchase price allocation. The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

April 2, 2004
ASSETS
Hotels and resort Properties	$1,650,597
Cash and cash equivalents	18,895
Restricted cash	42,878
Prepaid expenses and other assets	36,866
Receivables	50,816
Goodwill	491,736
Other intangible assets	327,771
Total assets acquired	2,619,559
LIABILITIES
Mortgage payable and accrued interest	796,048
Accounts payable and accrued expenses	98,551
Other liabilities	28,719
Member deposits	197,672
Total liabilities assumed	1,120,990
Net assets acquired	$1,498,569
Net of cash	$1,479,674

Concurrent with the closing of the KSL acquisition, the Company entered into interim management agreements for all six Properties with an affiliate of the former parent company of KSL. In August 2004, the Company entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott International, Inc. (“Marriott”)). The Company continues to have interim agreements on the remaining two Properties and has executed extensions to April 30, 2005 and June 30, 2005. The Company may terminate the two remaining interim agreements upon seven days written notice and the manager may terminate the interim agreements upon 75 days written notice. The Company is currently evaluating various alternatives related to the management of the other two Properties.

The Company entered into an agreement with Marriott, relating to the Doral Golf Resort and Spa Property. The agreement provides for a minimum return guarantee, which guarantees a certain level of operating income from this Property. The guarantee is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $9.6 million under this guarantee has been recognized as a reduction in operating expenses during the year ended December 31, 2004. The Company expects that this guarantee will be fully utilized prior to its expiration in 2007. After December 31, 2006, the manager has agreed to waive certain management fees by the amount of the shortfall between hotel operating profit and the Company’s minimum return. The consolidated financial statements include the operating results of the acquired KSL Properties from the date of acquisition.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

5. Other Property Acquisitions:

In addition to the interests in the Properties acquired through the RFS Acquisition and the KSL Acquisition, the following Properties were acquired during the year ended December 31, 2003 (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price

Hyatt Regency	Miami, FL	February 20, 2003	$35,8000
JW Marriott	New Orleans, LA	April 21, 2003	92,5000
Marriott Hotel*	Seattle, WA	May 23, 2003	88,9000
Marriott Hotel	Plano, TX	August 15, 2003	55,5500
Marriott Hotel	Baltimore, MD	August 29, 2003	69,0000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,0000
Hyatt	Montreal, Canada	December 15, 2003	51,8000

*	Newly constructed

In 2003, the Company also acquired interests in the following Properties through various partnerships, all of which have been consolidated in the accompanying consolidated financial statements (in thousands):

Brand Affiliation	Property Location	Ownership Interest	Date of Acquisition	Purchase Price

Hilton Hotel	Rye, NY	75.0%	February 20, 2003	$75,0000
Embassy Suites	Orlando, FL	75.0%	February 20, 2003	12,5000
Embassy Suites	Arlington, VA	75.0%	February 20, 2003	45,5000
Embassy Suites	Santa Clara, CA	75.0%	February 20, 2003	46,5000
Hyatt Regency	Dearborn, MI	85.0%	August 28, 2003	65,0000
Hampton Inn	Manhattan, NY	66.7%	August 29, 2003	28,0000
Hilton Hotel	La Jolla, CA	75.0%	December 17, 2003	110,0000
Hilton Hotel	Washington, D.C.	75.0%	December 17, 2003	102,0000
Hotel del Coronado	Del Coronado, CA	70.0%	December 18, 2003	406,9000

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

The Company also completed the development of, and opened, on February 18, 2004, a Courtyard by Marriott in Foothill Ranch, California. The total cost of this Property including land was $17.8 million. The Company also completed the development of, and opened one hotel Property on leased land in Tampa, Florida in August 2004. The total cost of this Property, excluding land, was $44.8 million. These Properties are both leased to TRS entities of the Company and are managed by a subsidiary of Marriott.

The results of operations of the Properties since the date of acquisition/opening are included in the consolidated results of operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following presents unaudited pro forma results of operations of the Company as if all of these Properties were owned during the entire period for the years ended December 31, 2004, 2003 and 2002 including the effect of the RFS Acquisition (see Note 3) and the KSL Acquisition (see Note 4)(in thousands, except per share data):

	2004	2003	2002

Revenues	$1,489,890	$1,401,064	$1,377,741
Loss from continuing operations	(95,908)	(42,347)	(28,454)
Net loss	(98,728)	(42,347)	(28,454)
Basic and diluted earnings per share	(0.65)	(0.31)	(0.24)
Weighted average number of common
shares outstanding - basic and diluted	152,334	137,165	120,219

6. Hotel and Resort Properties

As of December 31, 2004, six Properties with a net book value of approximately $122.8 million are leased to third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including Property taxes, insurance, and maintenance and repairs. All of the Company’s Properties are encumbered by debt. Properties consist of the following at December 31(in thousands):

	2004	2003

Land	$969,131	$465,176
Buildings	3,805,335	2,661,928
Equipment	441,491	337,602
	5,215,957	3,464,706
Less accumulated depreciation	(322,559)	(142,197)
Construction in progress	71,614	34,867

	$4,965,012	$3,357,376

As of December 31, 2004, the Company had two Properties held for sale with a total carrying value of approximately $7.5 million.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third-parties at December 31, 2004 (in thousands):

2005	$12,486
2006	12,486
2007	12,366
2008	11,365
2009	11,062
2010 and thereafter	61,829
$121,594

7. Rentals Under Operating Leases:

In March 2004, the Company was notified by its third-party tenants that leased ten of its Properties, all of which are affiliated with Marriott, that the net operating income for the ten Properties would be insufficient to pay the scheduled rent under the terms of the leases for this group of Properties.  At that time the Company began negotiating alternative arrangements with those tenants.

In August 2004, the Company terminated the existing third-party leases and entered into new leases with a wholly-owned TRS for six of the ten Properties discussed above (hereinafter referred to as the “Marriott Six”).  The TRS entity simultaneously entered into long-term management agreements with an affiliate of Marriott.  All rents due and payable under the existing leases had been paid in full at the time of the termination.  Since the effective date of the new leases, the results of operations of these Properties have been reflected in the Company’s consolidated results of operations in lieu of rental income that was historically reported.

In December 2004, the tenant for three of the ten Properties discussed above defaulted under the leases for such properties and the Company exercised its right to acquire 100 percent of the capital stock of the third-party tenant corporation.  As a result, the Company became a party to management agreements with Marriott and these three properties (hereinafter referred to as the “Marriott Three”) are now leased to a corporation that is wholly-owned by the Company which intends to qualify as a TRS.  Since the date of this transaction, the results of operations of these Properties have been reflected in the Company’s consolidated results of operations in lieu of the rental income which had historically been recognized and reported.  The net operating income generated from these Properties has historically been less than the base rent that the Company received under the leases.

Simultaneously with the acquisition of the capital stock of the third-party tenant, the Company entered into a pooling arrangement with Marriott which allows it to pool the operating results of the Marriott Six and the Marriott Three Properties (collectively, the “Combined Portfolio”).  Under the terms of the pooling arrangement, the Company is entitled to receive from Marriott a predefined minimum return on the Combined Portfolio.  After the Company has received its predefined minimum return, excess operating income will be paid to Marriott as an incentive management fee (“IMF”) until a predetermined cumulative total IMF has been paid.  After the payment of the cumulative total IMF, the excess operating income will be allocated between the Company and Marriott based on a formula defined in the pooling agreements.

As a result of the above transactions and agreements, the Company agreed to return security deposits totaling $6.1 million that relate to the Marriott Six and the Marriott Three Properties.

On December 30, 2004, in connection with the transactions described above, the Company entered into an agreement whereby Marriott agreed to provide a guarantee for the full payment of rent under the terms of the lease for the last of the ten Properties through December 31, 2006.  Management expects that the maximum funding under the

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

guarantee will be sufficient to ensure the full payment of base rent for such Property through December 31, 2006. The Company did not receive any funding under this new guarantee during the year ended December 31, 2004.

In connection with receiving this guarantee, the Company has also agreed to make certain future modifications to the lease agreement beginning in January 2007, but no later than December 2007, including but not limited to, a reduction in base rent due under the lease and expanding the percentage rent formula.  These modifications are subject to lender approval and there can be no assurance that such approval will be obtained.  Under the terms of the existing mortgage agreement, the mortgage held by this lender is scheduled to mature on December 1, 2007.  At that time, the lease modifications are expected to be made unless they have previously occurred.

8. Investments in Unconsolidated Entities

During 2004 and 2003, the Company invested a total of approximately $2.2 million and $0.7 million, respectively, in unconsolidated entities. As of December 31, 2004, the Company had the following investments in unconsolidated entities:

Name	Year of inception	Total Amount Invested as of December 31, 2004	Ownership Interest as of December 31, 2004	Description
WB Resort Partners, L.P.*	2001	$ 41.8 million	49.00%	Owns a resort in Hawaii.
Desert Ridge Resort Partners, LLC*	2000	25.1 million	44.00%	Owns a resort in Arizona.
CY-SF Hotel Parent, L.P.	2002	13.0 million	48.15%	Owns a hotel in California.
CTM Partners, LLC	2002	—**	—**	Owned the licensing rights to the Mobil Travel Guide.
CNL Plaza, Ltd. and CNL Plaza Venture, Ltd.	2002	0.3 million	9.90%	Owns an office building in Florida, where the Company’s advisor, CNL Hospitality Corp. (“CHC”) leases office space, and an interest in an adjacent parking garage.
______________________

*
A partner or a member, which owns a significant percentage of the remaining ownership interest in this unconsolidated subsidiary of the Company, is an affiliate of the parent company of the Company’s advisor, CNL Hospitality Corp. (“CHC”).

**	Investment written off as of December 31, 2004.

The Company’s maximum exposure to loss as a result of its involvement with these unconsolidated entities is limited to its capital contributions in these entities. The Company has no guarantees of the obligations of these entities except for recourse liabilities related to one of these entities including those that arise from fraud, misrepresentation or willful misconduct by the Company. Otherwise, creditors of these entities have no recourse to the general credit of the Company, however, the Company is committed to fund its share of obligations related to these entities.

During the year ended December 31, 2004, the Company made two additional contributions for a total of $2.1 million to CTM Partners, LLC to fund the operating needs of its subsidiary, EMTG, LLC (“EMTG”). Two of the three other partners elected not to make their respective proportionate share of contributions and, as a result, the Company’s ownership increased from 31.25 percent as of December 31, 2003 to 36.05 percent. EMTG continued to generate operating losses since its formation. In January 2005, the member partners agreed to dissolve these two entities and, as of such date, the Company has no other rights or obligations related to those entities. As of December 31, 2004, the Company recorded an impairment charge of $1.3 million to write off the remaining value of this investment.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP, (which is an affiliate of the parent company of the Company’s advisor, CHC), received a loan from Marriott (the ”Limited Partner Loan”), another partner of WB Resort Partners, LP, to make its capital contribution to the partnership. This affiliate had not paid interest due to Marriott under the terms of the Limited Partner Loan during 2004 and, as a result, pursuant to the terms of the WB Resort Partners LP partnership agreement, Marriott had the right to convert the Limited Partner Loan to preferred capital contributions. In December 2004, this limited partner paid the interest due under the loan and Marriott executed a standstill letter whereby Marriott agreed not to convert the Limited Partner Loan to preferred equity until August 2006 so long as interest on the Limited Partner Loan is paid when due in the future. Going forward if the affiliate does not pay interest when due, and if Marriott chooses to convert the Limited Partner Loan, Marriott will be entitled to receive a return that is higher in priority than returns that we are entitled to receive on the Company’s existing capital contributions. If this occurs, the Company may not be able to recover its entire investment in WB Resort Partners, LP upon a future sale. As of the date of this filing, interest on the Limited Partner Loan is current.

In May 2004, CNL Plaza Venture, Ltd. conveyed a .0224 percent ownership of the interest it has in the parking garage to an affiliate of the Company’s advisor, CHC, in exchange for ownership of a walkway which will be built between the parking garage and a new office building. The building will be built by an affiliate of CHC. CNL Plaza Venture, Ltd. accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following presents unaudited condensed balance sheets for these investments as of December 31, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total

Hotel and resort Properties	$250,090	$181,318	$74,886	$—	$506,294
Other assets	18,547	20,189	4,937	72,763	116,436
Mortgages and other notes Payable	277,470	178,809	56,018	76,050	588,347
Other liabilities	16,772	32,326	12,763	291	62,152
Partners’ capital (deficit)	(25,605)	(9,628)	11,042	(3,578)	(27,769)
Difference between carrying amount of investment and Company’s share of partners’ capital	4,245	4,413	1,658	27	10,343
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

The following presents unaudited condensed balance sheets for these investments as of December 31, 2003 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total

Hotel and resort Properties	$262,757	$190,955	$77,794	$—	$531,506
Other assets	18,077	21,392	7,081	82,884	129,434
Mortgages and other
notes payable	268,730	174,080	56,350	68,775	567,935
Other liabilities	20,362	22,474	11,231	12,153	66,220
Partners' capital (deficit)	(8,258)	15,793	17,294	1,956	26,785
Difference between carrying
Amount of investment
and Company's share of
partners' capital	4,380	4,590	1,728	-	10,698
Company's ownership
Interest at end of period	44.00%	49.00%	48.15%	9.90% to 31.25%

The difference between the carrying amount of the investments in the above entities and the Company's share of partners’ capital results from various acquisition costs and fees which are not shared by the co-venturers. These amounts are amortized over 36 years.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2004 (in thousands):
	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$103,982	$68,611	$18,924	$12,327	$203,844
Cost of sales	(45,649)	(26,331)	(7,064)	(4,486)	(83,530)
Expenses	(71,989)	(58,115)	(15,411)	(18,836)	(164,351)
Minority interest in loss	—	—	—	2,638	2,638
Net income (loss)	$(13,656)	$(15,835)	$(3,551)	$(8,357)	$(41,399)

Income (loss) allocable
to the Company	$(6,008)	$(7,759)	$(1,710)	$(2,992)	$(18,469)
Other comprehensive
loss allocable to
the Company	$(5,452)	$—	$—	$—	$(5,452)
Company's ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 36.05%

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2003 (in thousands):
	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$90,270	$55,766	$15,542	$12,960	$174,538
Cost of sales	(43,471)	(22,301)	(5,512)	(10,789)	(82,073)
Expenses	(68,673)	(54,496)	(14,328)	(10,052)	(147,549)
Minority interest in loss	-	-	-	1,828	1,828
Net income (loss)	$(21,874)	$(21,031)	$(4,298)	$(6,053)	$(53,256)

Income (loss) allocable
to the Company	$(9,625)	$(10,305)	$(2,125)	$(1,915)	$(23,970)
Other comprehensive
income allocable to
the Company	$856	$—	$—	$—	$856
Company's ownership
interest at end of period	44.00%	49.00%	48.15%	9.90% to 31.25%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following presents unaudited condensed statements of operations for these investments for the year ended December 31, 2002 (in thousands):
	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$7,344	$46,667	$8,564	$7,488	$70,063
Cost of sales	(7,016)	(20,407)	(2,899)	(5,887)	(36,209)
Expenses	(15,680)	(44,657)	(7,011)	(5,690)	(73,038)
(Net income) loss	$(15,352)	$(18,397)	$(1,346)	$(4,089)	$(39,184)

Income (loss) allocable to
the Company	$(6,547)	$(9,006)	$(673)	$(1,030)	$(17,256)
Other comprehensive
income (loss) allocable
to the Company	$(2,572)	$—	$—	$—	$(2,572)
Company’s ownership interest at end of period	44.00%	49.00%	50.00%	9.90% to 31.25%

The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the years ended December 31, 2004 and 2003, the Company received the following distributions, which reduced the carrying value of the investment (in thousands):

	December 31,
	2004	2003

Desert Ridge Resort Partners, LLC	$2,899	$2,891
WB Resort Partners, LP	—	4,790
CY-SF Hotel Parent, LP	976	1,300
CNL Plaza, Ltd.	208	119
	$4,083	$9,100

Beginning in the second half of 2003 the Company has not received the distributions it is entitled to from WB Resort Partners, LP due to cash operating shortfalls of this partnership. The Company does not anticipate receiving cash distributions from this partnership during 2005.

9.  Discontinued Operations:

In connection with the July 2003 acquisition of RFS, the Company decided to sell six non-strategic hotel Properties from the former RFS portfolio, and therefore, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying consolidated financial statements. During the second half of 2004, the Company sold four of these Properties, the Hampton Inn in Omaha, Nebraska, the Comfort Inn in Marietta, Georgia, the Hampton Inn in Denver, Colorado, and the Residence Inn in Charlotte, North Carolina, to unaffiliated third parties for total gross proceeds of $18.1 million resulting in a loss of $1.3 million including a previous write down of $2.0 million to estimated sales value less cost to sell for these Properties. The majority of the proceeds from these sales were used to pay down outstanding debt.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

As of the date of this filing, one of the remaining two Properties classified as held for sale is under contract with an unaffiliated third party and the sale is expected to be completed during the first quarter of 2005. The other Property is expected to be sold during the second quarter of 2005. As of December 31, 2004, the Company recorded an impairment charge of $3.9 million in order to write down the value of these Properties to their expected sales value less estimated costs to sell. While these transactions are subject to customary closing conditions, the Company has no reason to believe such conditions will not be met. The Company is currently in default under the terms of the license agreement to operate these two Properties under the current brand. As a result, the licenses will expire on March 31, 2005 and April 7, 2005 for these hotels. The total book value of the Properties held for sale as of December 31, 2004 was $7.5 million.

The income (loss) from discontinued operations was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Hotel revenues	$10,229	$5,700	$—
Hotel expenses	(7,774)	(4,478)	—
Write-down of assets	(5,920)	—	—
	(3,465)	1,222	—
Gain on disposal of assets	645	—	—
Income (loss) from discontinued operations	$(2,820)	$1,222	$—

In accordance with FAS 144, the Company did not depreciate the six Properties as they were classified as real estate held for sale. If these Properties had been classified as held for use, the Company would have recorded depreciation of approximately $1.3 million and $0.9 million for the years ended December 31, 2004 and 2003.

10. Prepaid Expenses and Other Assets:

Prepaid expenses and other assets as of December 31, 2004 and 2003 were approximately $61.7 million and $68.4 million, respectively, and consist primarily of prepaid expenses, inventory and deposits at the Company’s Properties.

11. Investments:

In 2003, through a wholly owned subsidiary, the Company invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, the Company exercised its right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold generated approximately $25.0 million in gross proceeds and resulted in a realized gain of approximately $8.0 million.

In December 2004, the Company sold the remaining 316,000 shares of HT common stock for proceeds of $3.4 million resulting in a gain of $1.3 million being recorded. As of December 31, 2004, the Company no longer owns any shares of HT common stock, however, the Company remains a majority owner in a partnership with HT that owns one Property in New York, New York.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

12. Goodwill and Intangible Assets:

Goodwill and intangible assets, net of accumulated amortization, consisted of the following at December 31 (in thousands):
	2004	2003
Goodwill	$515,192	$33,100
Intangibles	370,472	49,897
	$885,664	$82,997

The gross carrying amounts and accumulated amortization of the Company’s goodwill and intangible assets are as follows at December 31, 2004 (in thousands):

Goodwill and Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$515,192	n/a	$515,192
Tradenames	Indefinite	248,757	n/a	248,757
Rental pool operating rights	Indefinite	15,900	n/a	15,900
Goodwill and other intangible assets with indefinite lives		779,849	n/a	779,849

Beneficial operating rights	29.7 years	43,900	(1,319)	42,581
Advanced bookings	7.0 years	18,269	(2,246)	16,023
Membership contracts	13.7 years	50,842	(3,631)	47,211
Intangible assets with finite lives		113,011	(7,196)	105,815
Total goodwill and intangible assets		$892,860	$(7,196)	$885,664

Amortization expense of $7.2 million was recorded for the year ended December 31, 2004.

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2004 is as follows (in thousands):

2005	$9,600
2006	9,600
2007	9,600
2008	9,600
2009	9,600
Thereafter	57,815
Total	$105,815

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

13. Income Taxes:

As a result of the KSL Acquisition (see Note 4), the Company has acquired assets with a tax basis that is lower than their carrying value. The Company has not reflected any deferred tax liabilities as a result of this transaction relating to this difference in basis due to its intent to either hold the Properties for the required ten-year period or to utilize expected tax benefits from net operating loss carry-forwards or other tax planning strategies. The Company also acquired deferred tax assets of $7.8 million in connection with the acquisition of KSL and has recorded a full valuation allowance as part of the purchase accounting due to the limited operating history of these newly formed TRS entities.

Prior to the RFS Acquisition (see Note 3), the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses of the Company’s TRS entities. The Company did not record this future potential benefit because its TRS entities did not have sufficient historical earnings on which to base a potential future benefit. In connection with the RFS Acquisition, the Company acquired approximately $24.5 million, net of Section 382 limitations, of deferred tax assets arising from, principally, amortization of certain lease termination costs with the remainder due to net operating losses at RFS’s TRS entities.

As of December 31, 2004, the Company determined that a valuation allowance was necessary for its entire deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties acquired in the RFS Acquisition. The accumulated deferred income tax asset has continued to increase due to net operating losses incurred at TRS entities that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the recent downturn in the lodging industry and in advance of repositioning changes the Company has made in the third-party management companies operating these Properties. The Company’s determination was primarily based upon the Properties operating histories during the recent lodging industry downturn and the uncertainty of the level of recovery and consequently the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, the Company recorded a full valuation allowance associated with its deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.” In addition, the Company will discontinue recording a deferred income tax benefit for 2005.

The income tax (expense) benefit consists of the following component for each of the years ended December 31 (in thousands):

	2004	2003	2002

Current:
Federal	$(1,757)	$(86)	$—
State	(954)	(371)	—
	(2,711)	(457)	—
Deferred:
Federal	(21,749)	1,112	—
State	(4,079)	209	—
	(25,828)	1,321	—
Total income tax (expense) benefit	$(28,539)	$864	$—

The income tax (expense) benefit for each of the years ended December 31 has been allocated as follows (in thousands):

	2004	2003	2002

Continuing operations	$(28,539)	$864	$—
Discontinued operations	—	—	—
Total income tax benefit	$(28,539)	$864	$—

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss	$60,947	$20,157
Lease termination	12,462	15,192
Other	561	575
Valuation allowance	(73,970)	(10,098)
	$—	$25,826

Net operating loss carry forwards for federal and state income tax purposes expire as follows (in thousands):

2021	$11,000
2022	42,000
2023	107,000

Total	$160,000

14. Indebtedness:

Indebtedness consisted of the following at December 31 (in thousands):

	2004	2003

Mortgages payable and accrued interest	$3,429,467	$1,499,988
Construction loan facilities	61,293	60,517
Tax incremental financing note	7,783	8,098
Line of credit	—	24,073
Indebtedness collateralized by Properties	3,498,543	1,592,676

Unsecured notes	1,000	81,674

	$3,499,543	$1,674,350

Some debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 5.89 percent and 6.25 percent as of December 31, 2004 and 2003, respectively. The fair value of the Company’s fixed rate long-term debt was $907.3 million and $826.1 million at December 31, 2004 and 2003, respectively. Fair value was determined based on market prices or discounted cash flows as of those respective dates.

Certain loan agreements contain net worth or debt service coverage ratio requirements.  Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of Property taxes, insurance, debt service and expenditures for other obligations.  Other covenants restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions.  The Company was in compliance with these covenants as of December 31, 2004.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

In March 2004, the Company received proceeds from a $33.3 million loan agreement collateralized by its Montreal, Canada Property. The loan has a floating interest rate of the Canadian Deposit Offering Rate (“CDOR”) (2.56 percent as of December 31, 2004) plus 3.75 percent and has an interest rate floor of 6.25 percent with monthly payments of interest only. The loan matures in April 2007 with two additional, one-year extension options which require a minimum debt service coverage to be met. The indebtedness is denominated in Canadian dollars, the functional currency of the Property, and has been translated to U.S. dollars.

In March 2004, the Company also received proceeds from a $32.5 million loan agreement collateralized by its Dearborn, Michigan Property. The loan bears a fixed interest rate of 5.6 percent with monthly principal and interest payments of $0.2 million, calculated on a 25 year amortization schedule through maturity in April 2009, at which time, any unpaid principal and interest is due.

In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., each a wholly owned subsidiary of the Company, commenced a cash tender offer pursuant to which such subsidiaries offered to repurchase any and all of their outstanding 9.75 percent publicly-traded term notes, of which notes with a face value of $79.5 million were outstanding. In connection with the tender offer, consents were solicited to eliminate substantially all of the restrictive covenants in the indenture governing the notes. Notes with a face value of $78.5 million were tendered pursuant to the offer and a supplemental indenture was executed. As of May 7, 2004 pursuant to the supplemental indenture, the restrictive covenants were eliminated. Approximately $1.0 million of the notes remain outstanding as of December 31, 2004. In conjunction with the repurchase of the term notes, the Company recorded a loss on extinguishment of debt of $14.0 million during the year ended December 31, 2004 for the premium paid to retire these term notes.

In April 2004, as a result of the KSL acquisition, the Company became subject to a commercial mortgage loan of $794.0 million, the Existing KSL Loan, with various financial institutions collateralized by five of the six Properties acquired in the KSL acquisition. The Existing KSL Loan bore a floating interest rate at LIBOR plus 1.71 percent. In April 2004, the Company partially financed the KSL acquisition by obtaining the $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR (one-month LIBOR was equal to 2.40 percent as of December 31, 2004) plus 2.75 percent. Approximately $35.9 million of the KSL Short-Term Loan was repaid with the net proceeds from the April 2004 sale of 2.5 million shares of HT common stock for $25.0 million in gross proceeds and the $11.3 million in gross proceeds from the July 2004 sale of two Properties.

In August 2004, the Company obtained a $1.5 billion secured mortgage loan (the “Secured Mortgage Loan”) to repay the Existing KSL Loan and partially repay $654.2 million of the KSL Short-Term Loan. The Secured Mortgage Loan has a term of two years and includes three additional one-year extensions available at the Company’s option. The Secured Mortgage Loan is collateralized by five of the Company’s Properties and bears interest at a weighted floating rate equal to one-month LIBOR plus 332.5 basis points. During the year ended December 31, 2004, the Company wrote off $3.9 million in loan costs as a result of the refinancing of the KSL Short-Term Loan and the termination of the revolving line of credit during the second half of 2004. This amount is included in loss on extinguishment of debt.

In October 2004, the Company obtained a $353.5 million loan, (the “Senior Term Loan”), from an affiliate of Deutsche Bank. The proceeds from the loan and cash on hand were used to repay the remaining KSL Short-Term Loan balance. The Senior Term Loan has a term of two years and includes an additional one-year extension available at the Company’s option. Certain conditions must be met for the extension to be available including, among other things, the principal balance must be at a loan-to-value ratio of 65 percent or less, the Company must have made a principal payment of at least $88.4 million and must pay an extension fee equal to 0.25 percent of the then outstanding principal balance. There can be no assurance that these conditions will be met or, if met, that the Company will extend the maturity of the loan. The Senior Term Loan is collateralized by 30 of the Company’s hotel Properties. The loan bears interest at a floating rate equal to one-month LIBOR (2.40 percent as of December 31, 2004) plus 300 basis points and contains restrictive debt covenants, as defined in the loan agreement, which require the Company to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service,

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

(ii) maintain leverage ratio, (iii) incur debt only as permitted, (iv) maintain reserve accounts, and (v) comply with other customary affirmative and negative covenants. The terms of the loan agreement require the Company to prepay a portion of the outstanding principal amount of the loan with proceeds from (i) the sale of any mortgaged Properties collateralizing the loan, (ii) any securities offering or (iii) certain other borrowed indebtedness subject to a maximum limit based on loan-to-value. The Senior Term Loan has certain limitations on the payment of distributions. Prepayments may also be required upon certain other events of default, upon the receipt of proceeds from any casualty or condemnation related to a mortgaged Property or if the Company’s debt service coverage ratio fails to equal or exceed a minimum amount, as defined in the loan agreement.

In connection with the closing of the Senior Term Loan, the Company used cash on hand to repay the $24.1 million balance outstanding on its revolving line of credit. As a result, this facility has been terminated and funds are no longer available for drawing.

- Intentionally Left Blank -

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Indebtedness consisted of the following as of December 31 (in thousands):
					2004	2003
	Collateral	Interest Rate		Maturity Date	Balance	Balance
Floating rate debt:
Term loan	30 hotels	LIBOR + 300 bps		October 2006	$354,708	$—
CMBS loan	5 hotels	LIBOR + 332.5 bps	(1)	September 2009	1,504,065	—
CMBS loan	26 hotels	LIBOR + 247 bps	(1)	December 2008	165,693	165,237
Mortgage debt	4 hotels	LIBOR + 230 bps	(2)	October 2006	96,688	98,891
Mortgage debt	1 hotel	CDOR + 375 bps	(3)	April 2009	36,734	—
Mortgage debt	1 hotel	LIBOR + 285 bps	(1)	December 2008	290,720	290,000
Mortgage debt	1 hotel	LIBOR + 350 bps		August 2006	15,900	15,578
Construction loan	5 hotels	LIBOR + 275 bps	(4)	December 2005	61,293	44,939
Line of credit	15 hotels	LIBOR + 225 bps	(5)	September 2006	—	24,073
Line of credit	1 hotel	LIBOR + 575 bps	(6)	December 2006	46	5,502
Total floating rate debt					2,525,847	644,220

Fixed rate debt:
Mortgage debt	8 hotels	6.53%		November 2007	91,008	91,194
Mortgage debt	1 hotel	8.22%		November 2007	17,636	18,060
Mortgage debt	3 hotels	8.34%		December 2007	50,347	50,348
Mortgage debt	2 hotels	5.67%		January 2008	78,650	79,022
Mortgage debt	1 hotel	5.84%		December 2007	31,151	31,151
Mortgage debt	1 hotel	4.93%		July 2008	50,205	50,205
Mortgage debt	2 hotels	5.50%		January 2009	127,200	127,200
Mortgage debt	10 hotels	7.83%		December 2008	89,138	91,166
Mortgage debt	1 hotel	5.60%		April 2009	32,270	—
Mortgage debt	7 hotels	7.67%	(7)	July 2009	81,240	83,003
Mortgage debt	5 hotels	5.95%		March 2010	145,000	145,000
Mortgage debt	8 hotels	8.00%		August 2010	50,226	51,197
Mortgage debt	1 hotel	8.08%		August 2010	46,035	46,632
Mortgage debt	1 hotel	8.32%		January 2011	6,452	6,549
Mortgage debt	1 hotel	8.11%		February 2011	28,238	28,883
Mortgage debt	1 hotel	7.78%		January 2023	8,888	9,085
Mortgage debt	1 hotel	8.29%		December 2025	31,229	31,663
Tax incremental financing note	1 hotel	12.85%	(8)	June 2018	7,783	8,098
Publicly-traded term notes	n/a	9.75%		March 2012	1,000	81,674
Total fixed rate debt					973,696	1,030,130
Total debt					$3,499,543	$1,674,350

1.	Blended interest rate
2.	Interest rate floor of 4.96%
3.	Interest rate floor of 6.25%
4.	Interest rate floor of 6.75%
5.	Revolving Line of Credit
6.	Revolving Line for Credit for Hotel del Coronado
7.	Average interest rate as the loans bear interest ranging from 7.5% to 7.75%
8.	This note is paid down with incremental real estate taxes bearing an interest rate of 12.85%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following is a schedule of maturities for all long-term borrowings at December 31, 2004 (in thousands):

2005	$87,804
2006	477,589
2007	192,440
2008	667,008
2009	1,769,686
2010 and thereafter	305,016

Total	$3,499,543

15. Derivative Instruments and Hedging Activities:

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported outside of earnings in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as net investment hedges, changes in the fair value of the derivative are reported outside of earnings in other comprehensive income as part of the cumulative translation adjustment. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for one upfront fixed-rate payment over the life of the agreements without exchange of the underlying principal amount.  During 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The Company also uses FX Forwards to hedge their net investment in Canada. The net amount included in the cumulative translation adjustment for the year ended December 31, 2004 was $1.5 million.

As of December 31, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2004, derivatives with a fair value of $3.9 million were included in other assets. The change in net unrealized gains/losses of $2.9 million in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). The Company also recorded $0.8 million as a current period adjustment to recognize the change in value for its hedge of an investment in foreign operations related to its Property in Montreal, Canada.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.4 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2004. During 2005, the Company estimates that an additional $2.2 million will be reclassified.

As a result of the KSL acquisition in April 2004, the Company assumed various interest rate protection agreements to limit the Company’s exposure to interest rate fluctuations on the Existing KSL Loan. These agreements were designated as cash flow hedges by the Company. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Loan (for additional information, see Note 14, “Indebtedness”). As a result of hedge ineffectiveness during the holding period and the termination, the Company transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenue which is reflected as a gain on termination of hedges in the accompanying consolidated statements of operations during the year ended December 31, 2004. No other hedge ineffectiveness was recognized during 2004.

16. Distributions:

For the years ended December 31, 2004, 2003 and 2002, approximately 23 percent, 39 percent and 51 percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 77 percent, 61 percent and 49 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2004, 2003 and 2002 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital for purposes of determining the possible payment of certain subordinated fees to the Advisor.

17. Related Party Transactions:

Certain directors and officers of the Company hold similar positions with CHC and its affiliates, including the Company’s managing dealer, CNL Securities Corp. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with common stock offerings, and the acquisition, development, management and sale of the Company’s assets.

Amounts incurred relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2004	2003
CNL Securities Corp.:
Selling commissions *	$47,519	$86,460
Marketing support fee and due diligence expense reimbursements*	3,072	5,848

	50,591	92,308
Advisor and its affiliates:
Acquisition fees	30,235	94,531
Development fees	2,224	2,612
Asset management fees	26,505	12,782
	58,964	109,925
	$109,555	$202,233

*	The majority of these fees and reimbursements were paid to unaffiliated broker-dealer firms.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

Of these amounts, approximately $5.9 million and $10.1 million is included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

CHC and its affiliates provide various administrative services to us, including services related to legal administration; accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis.  The expenses incurred for these services were $12.5 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively.

The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2004	2003

Stock issuance costs	$8,188	$4,292
General operating and administrative expenses	4,328	2,279

	$12,516	$6,571

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of CHC is a stockholder. The amounts deposited with this bank were approximately $41.7 million and $29.0 million at December 31, 2004 and 2003, respectively.

CTM Partners, LLC, a partnership in which the Company had a 36.05 percent interest which owned EMTG, LLC, engaged Dustin/Massagli LLC, a company in which one of the Company’s previous directors is president, a director and a principal stockholder, to manage its business. In January 2005, EMTG, LLC was dissolved and the Company wrote off its remaining investment in CTM Partners, LLC as of December 31, 2004.

The Company owns a 9.9 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which CHC and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of CHC. In connection with this acquisition, the Company has severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

The Company may compete with certain of its affiliates who may seek to acquire Properties that, while not directly in the Company’s industry, could satisfy the Company’s acquisition criteria. CNL Income Properties, Inc. (“CIP”), an entity in which two of the Company’s directors also serve as directors and the Advisor to which is controlled by one of the Company’s directors, seeks to acquire leisure Properties, such as marinas, golf course operations and ski resorts. Although those Properties are not in the industry the Company intends to pursue, a leisure Property could contain a hotel or resort that satisfies its acquisition criteria. In the event that a Property which includes a hotel or resort becomes available, and the Property is a suitable investment for both CIP and the Company, CIP has given the Company a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such Property during the immediately preceding 12 months. Further, in the event that a portfolio of Properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and the Company, the Company has been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months were generated by hotels or resorts. CIP may revoke the Company’s right of first offer at any time.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The Company may also compete with CNL Hospitality Properties II, Inc. (“CHP 2”), a newly formed affiliate of one of the Company’s directors. It is the Company’s understanding that the Company’s advisor, CHC, may enter into an advisory agreement to advise CHP2, a REIT, on the selection, acquisition and management of Properties. CHP2 will focus primarily on the acquisition and ownership of Properties in the upscale, midscale and economy industry segments. While CHP2 will primarily target Properties in industry segments that are not in the Company’s targeted industry segments, the possibility exists that an available Property or portfolio of Properties could satisfy both the Company’s acquisition criteria and those of CHP2.

In connection with the KSL acquisition, the Company acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004 the Company’s advisor, CHC, chartered the plane from the unaffiliated third-party operator on competitive terms. In connection with the charter activity, the Company received expense reimbursements of approximately $0.1 million for the charges incurred by CHC. These payments have been recorded as a reduction in expenses. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. CHC may rent the plane in the future under similar terms.

18. Concentration of Risk:

During the year ended December 31, 2004, a significant portion of the Company's rental income and hotel and resort revenues was earned from five Properties operating under independent brands managed by KSL II Management Operations, LLC (“KSL Management”), 70 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, and Spring Hill Suites by Marriott) and 34 Properties operating as various Hilton Hotels Corporation (“Hilton”) brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn).

19. Stockholders' Equity:

On August 13, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “Commission”) in connection with the Company’s sale of up to 175 million shares of common stock at $10 per share prior to giving effect to the Reverse Stock Split ($1.75 billion) (the “2003 Offering”). The 2003 Offering commenced immediately following the completion of the Company’s fourth public offering on February 4, 2003 and was completed on March 12, 2004. The Company raised $658.6 million in gross proceeds from the 2003 Offering representing the issuance of 31.6 million shares (after giving effect to the Reverse Stock Split). In connection with the 2003 Offering, the Company issued a total of 86.4 million shares of common stock, including 1.5 million shares issued pursuant to the Company’s (after giving effect to the Reverse Stock Split). CNL Securities Corp., an affiliate of the Advisor, was the managing dealer for the Company’s 2003 Offering. During 2004, of all the remaining proceeds from the 2003 Offering were used to complete the acquisition of KSL and to make selected capital improvements at existing Properties. As of December 31, 2004, no proceeds remained from the 2003 Offering.

In July 2003, the Company filed a registration statement on Form S-11 with the Commission (and an amendment to such registration statement in December 2003) in connection with the proposed sale of up to 400 million shares of common stock, on a pre-Reverse Stock Split basis, at $10 per share ($4 billion) pursuant to a best efforts offering. The Company withdrew this registration statement on October 15, 2004 and wrote off $0.4 million in capitalized costs related to this offering during the fourth quarter of 2004. The registration statement had not been declared effective by the Commission, and none of the securities proposed to be registered by the registration statement had been sold.

In April 2004, the Company filed a registration statement on Form S-3 with the Commission for a firm commitment underwritten offering of additional common shares (the “Underwritten Offering”). On July 20, 2004, the Company filed an amendment to the registration statement on Form S-3 with the Commission for the Underwritten Offering

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

providing for the issuance of 35.0 million shares. The Company also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with the Company’s existing outstanding common shares (the “Listing”). The Listing application was approved by the NYSE, and although the Company has not withdrawn the application, the application process has not been completed. On August 3, 2004, due to market conditions, the Company postponed the Merger (as defined in Note 22), Underwritten Offering and the Listing. As a result, the Company has written off $7.4 million in offering costs that had been capitalized related to the Underwritten Offering. The registration statement on Form S-3 that related to the Underwritten Offering remains on file with the Commission.

On July 30, 2004, the Company’s stockholders approved an increase in the number of authorized equity shares. As a result of the postponement of the Underwritten Offering and Listing, discussed above, the Company has not yet filed the amendment to the Company’s charter to effectuate the approved increase in authorized shares.

On July 30, 2004, the Company’s stockholders also approved a Reverse Stock Split of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares. As a result of the Reverse Stock Split, the par value was adjusted to $0.02 per share. The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $.01 per share. All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

On August 27, 2004, the Company’s stockholders approved certain additional amendments to the Company’s charter and bylaws. As a result of the postponement of the Merger, Underwritten Offering and Listing discussed above, the Company has not yet filed such amendments to the Company’s charter and has not amended the Company’s bylaws.

In December 2004, the Company filed a registration statement on Form S-3 with the Commission to register additional shares of common stock issuable under its distribution reinvestment plan (“DRP”). Under the terms of the DRP, stockholders who elect to participate in the plan may automatically reinvest quarterly distributions they are entitled to receive through the purchase of our common stock. The purchase price for shares under the plan will be (i) during a period in which we are conducting a best-efforts offering, the per share offering price for plan shares under the Company’s then current best-efforts offering, (ii) if there is no current best efforts offering, $19.00 per share, unless adjusted by the Company’s Board of Directors, which price shall in no event be less than 95 percent of the fair market value as determined by the Board of Directors, or (iii) following the listing of our shares on a national stock exchange or over-the-counter market or the inclusion of the Company’s shares for quotation on the Nasdaq National Market System, which we refer to as listing or listed, at the market price on the exchange or quotation system. As of December 31, 2004, the purchase price for shares under the plan was $19.00 per share. Until the shares of common stock are listed or the redemption plan is terminated, the Company will use the proceeds from the sale of shares of common stock which the reinvestment agent purchases from it to redeem shares pursuant to our redemption plan. If there are no redemption requests, the redemption requests have been filled or the redemption plan has been terminated, the Company will use the proceeds for the acquisition or improvement of hotel and resort properties, to make mortgage loans or for general corporate purposes. Pursuant to the terms of our advisory agreement (the “Advisory Agreement”) with the Company’s advisor, CHC, it will pay CHC acquisition fees of 4.5 percent of the proceeds reinvested under the plan, in the event such proceeds are used to acquire properties or invest in mortgage loans. However, under the terms of the existing Merger Agreement (as defined in Note 22) approved by the Company’s stockholders and described in its Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, the Company has not paid any acquisition fees to CHC since entering into the Merger Agreement. In the event that the Merger Agreement is terminated, the Company will be obligated to pay acquisition fees that CHC would otherwise be entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Merger Agreement. As of the date of this filing, acquisition fees totaling $89.0 million would be due and payable to CHC upon termination of the Merger Agreement.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

20. Stock-Based Compensation:

During the fourth quarter of 2004, pursuant to the Company’s Long-Term Incentive Plan, the Company issued initial stock grants of 35,000 shares to the members of our Board of Directors. Additionally, on December 1, 2004, 2,500 shares were issued to members of the board for their service as directors of the Company during the third quarter. As a result of these grants, the Company recorded compensation expense of $750,000 which is included in general operating and administrative expenses in the accompanying statement of operations. In the future, pursuant to the Company’s Long-Term Incentive Plan, the Company intends to issue 500 shares to each independent member of the Board for a total of 2,500 common shares on a quarterly basis or as determined appropriate by the Compensation Committee. The Company also expects to issue restricted stock grants to certain employees, as determined appropriate by the Compensation Committee, although the Company has not done so as of December 31, 2004.

21. Commitments and Contingencies:

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted the Company’s motion for summary judgment and has dismissed all claims against the Company.

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS's directors and the Company. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and the Company from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003 the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30th Judicial District. The Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend the action, and therefore, no contingent liability has been accrued.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Company’s advisor, CHC, certain affiliates of the Company and CHC, and certain directors and officers of the Company. The action asserts claims on behalf of two separate classes, those persons who purchased shares of the Company during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the Proxy Statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of dividends and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which we acquired and the proposed Merger between the Company and CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the postponed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor. The Company believes the allegations contained in the complaint are without merit and intends to vigorously defend them, and therefore, no contingent liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. The Company believes the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. The Company believes the allegations in the consolidated complaint, as amended, are also without merit and the Company intends to vigorously defend them, and therefore, no liability has been accrued. On February 11, 2005 the Company and the other defendants filed separate motions to dismiss the consolidated amended complaint. If the Company’s motion to dismiss is not successful, the case will likely proceed to the determination of class certification and thereafter potentially to a trial.

In the course of the Company’s ordinary business activities, various other lawsuits (and related appeals, as applicable), claims and proceedings have been or may be instituted or asserted against the Company from its operations, offerings and unrecognized preacquisition contingencies. During the year ended December 31, 2004, we recorded $6.4 million in estimated legal fees and settlement costs in connection with these claims. Although the results of such other litigation (and related appeals, as applicable) cannot be predicted with certainty, the Company believes that this amount as well as the insurance coverage that the Company has will be sufficient to cover the disposition of matters that are pending or asserted.

As of December 31, 2004, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated joint ventures, if shortfalls arise. During the year ended December 31, 2004, the company did not make any significant capital contributions to its joint ventures.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

As of December 31, 2004, the Company had a commitment to a third-party manager of one of its Properties to build a ballroom at an estimated total cost of $25.0 million. The design phase of this project has begun. If the Company does not complete the ballroom by December 31, 2006, the management agreement related to this Property will be amended such that the manager may earn an incentive management fee equal to all net operating income in excess of regular debt service on the Property up to a cumulative predefined amount.

In total during 2005, the Company expects to spend $46.9 million for recurring capital improvements, which is expected to be funded from capital reserves that it currently has set aside for such purposes, and $111.8 million for renovations, which is expected to be funded from other sources of capital.

Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3 percent to 5 percent of hotel and resort revenues and have an incentive management fee provision related to the hotel's profitability. The management agreements generally require us to set aside generally 3 percent to 5 percent of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements have terms from 10 to 30 years and generally have renewal options. The Company may terminate certain management agreements if specified performance thresholds are not met. Pursuant to the terms of the management agreements, the third-party managers for most of the Company’s Properties provide the Properties with certain chain services which are generally provided on a central or regional basis to all hotels operated within that managers hotel system. Chain services include central training, advertising and promotion, reservation systems, payroll and accounting services, and other such services which may be more efficiently performed on a centralized basis. Expenses incurred in providing such services are allocated among all hotels managed by such third-party management companies on a fair and equitable basis. Additionally, our Properties participate in customer loyalty programs operated by certain of the management companies. The last of these programs is charged to all participating hotels with those managers’ hotel systems.

22. CNL Hospitality Corp. Merger:

In April 2004, the Company, together with other entitles controlled by the Company, including one of its subsidiaries, entered into a merger agreement (the “Merger Agreement”) with its advisor, CHC (the “Merger”). The Merger Agreement provides, among other things, that in the Merger all of the outstanding shares of capital stock of CHC will be exchanged for shares of the Company’s common stock valued at $267.3 million and $29.7 million in cash, for a total consideration of $297.0 million and the assumption of $10.5 million of debt as well as CHC’s other liabilities. On July 30, 2004, at the annual meeting of stockholders held in Orlando, Florida, the Company’s stockholders approved the Merger. Completion of the Merger is subject to the satisfaction or waiver, where permissible, of certain conditions. If the proposed Merger occurs, a significant percentage of the purchase price will be treated as a contract termination expense in accordance with GAAP.

One of the conditions to the consummation of the Merger was that the Company listed on the New York Stock Exchange, Inc. its existing outstanding common shares, as well as any additional common shares sold pursuant to an underwritten offering. For additional information, see Note 19, “Stockholder’s Equity.” Pursuant to the Merger Agreement, the listing must have been consummated on or prior to November 30, 2004; provided that if the condition to the Merger that the underwritten offering be consummated is waived, the listing needed to have occurred on or prior to October 15, 2004. As of the date hereof, no listing had occurred and certain conditions to the Merger had not been satisfied. The Merger Agreement may be terminated by either party unless such period is otherwise extended and other conditions are waived by the parties to the Merger Agreement. Accordingly, there can be no assurance that the Merger will be consummated or if consummated, the terms or the timing thereof. As of the date of filing, the Merger Agreement has not been terminated.

During the period from the execution of the Merger Agreement, April 29, 2004, until the earlier of (i) the Merger becoming effective or (ii) the Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly asset management fees in an amount equal to one-twelfth of .60 percent of the Company’s real estate

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month and (b) development fees earned by the Advisor or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business, including but not limited to, accounting fees, in accordance with the terms of the Advisory Agreement. Under the Merger Agreement, CHC is not entitled to receive any other fees from the Company to which it otherwise would have been entitled under the current Advisory Agreement between CHC and the Company. For the years ended December 31, 2004, 2003 and 2002, the Company paid CHC asset management fees of $26.5 million, $12.8 million and $6.7 million, respectively, and development fees of $2.2 million, $2.6 million and 1.9 million, respectively. Prior to entering into the Merger Agreement, the Company paid CHC acquisition fees of 4.5 percent of equity raised through the sale of common stock in connection with its fifth best-efforts offering and in connection with the acquisition of long-term debt. During the year ended December 31, 2004, the Company paid acquisition fees totaling $30.2 million in connection with its fifth best-efforts offering of common stock and the acquisition of long-term debt.

A special committee of the Company’s Board of Directors comprised of three of its independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Merger Agreement on behalf of the Company. In light of the postponement of the Underwritten Offering, as of the date of this filing, the Special Committee, along with its legal advisors, is evaluating the waiver of certain provisions and the amendment of the Merger Agreement. If the Merger Agreement is terminated, the Company will be obligated to pay to CHC, in addition to the fees described above, acquisition fees related to permanent financing, as well as acquisition fees related to the sale of common stock under the terms of the DRP which would amount to approximately $89.0 million (as of the date of this filing) in acquisition fees that CHC otherwise would be entitled to under the terms of the Advisory Agreement. These fees have not been paid or accrued pursuant to the Merger Agreement. The current Advisory Agreement expires in March 2005 and the Board of Directors is evaluating the annual renewal of the Advisory Agreement, which must be approved by a majority of the independent Directors.

In connection with the Merger Agreement, the Company also entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as officers of the Company effective as of the effective date of the Merger (subject to completion of the Merger). The Company has reserved 1,785,500 shares of its common stock for issuance as deferred stock awards pursuant to the terms of its Long Term Incentive Plan which is administered by the compensation committee. The initial term of these employment agreements terminates on December 31, 2007. Since as of the date of this filing the Merger has not been consummated, these employment agreements are not yet effective.

23. Credit Enhancements:

The Company benefits from various types of credit enhancements that have been provided by the managers of some of its Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated entities and guarantee the Company certain minimum returns on its Properties. Funding under these guarantees is recognized as a reduction in operating expenses, as reductions in hotel and resort management fees or as liabilities by the Company, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by the Company in the future. The repayment of these liabilities is expected to occur at such time that the net operating income of these Properties covered by the enhancements are in excess of the minimum returns to the Company or its unconsolidated entities. All of the credit enhancements are subject to expiration or "burn-off" provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements on Properties acquired in the future. As a result of the downturn in the overall economy and the threat of terrorism and their adverse effect on the Company’s operations, the Company has been relying on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that this trend continues and current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders will be affected.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following table represents the Company’s amounts and utilization of credit enhancements for the years ended December 31, 2004, and 2003 (in thousands):

	Limited		Liquidity
	Rent	Threshold	Facility
	Guarantees	Guarantees	Loans
Amount available as of January 1, 2003	$1,327	$33,035	$9,864

New credit enhancements obtained	—	24,709	—
Utilization of credit enhancements	(205)	(37,087)	(4,292)
Expiration of credit enhancements	(1,122)	—	—
Amount available as of December 31, 2003	—	20,657	5,572

New credit enhancements obtained	18,487	13,660	1,830
Utilization of credit enhancements	—	(28,250)	(2,199)
Expiration of credit enhancements	—	—	—
Amount available as of December 31, 2004	$18,487	$6,067	$5,203

The following table represents the Company’s unconsolidated entities amounts and utilization of credit enhancements for the years ended December 31, 2004, and 2003 (in thousands):

	Liquidity	Senior
	Facility	Loan
	Loans	Guarantees
Amount available as of January 1, 2003	$46,118	$21,098

Utilization of credit enhancements	(26,862)	(6,098)
Amount available as of December 31, 2003	19,256	15,000

New credit enhancements obtained	—	—
Utilization of credit enhancements	(9,241)	—
Expiration of credit enhancements	—	—
Amount available as of December 31, 2004	$10,015	$15,000

During the years ended December 31, 2004 and 2003, the Company recognized approximately $23.0 million and $21.4 million, respectively, as reductions of operating expenses and approximately $5.2 million and $3.4 million, respectively, as reductions in hotel and resort management fees as a result of credit enhancement funding. During the year ended December 31, 2002, the Company did not receive credit enhancement funding that resulted in a reduction of operating expenses or hotel and resort management fees. Of the total remaining amounts available to the Company under the credit enhancements, approximately $6.0 million is subject to repayment provisions if utilized. Of the total remaining amounts available to unconsolidated entities of the Company, approximately $24.2 million is subject to repayment provisions if utilized.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

The following table represents the amounts that the Company had recorded as other liabilities in the accompanying consolidated balance sheet as of December 31 (in thousands):

	2004	2003
Threshold guarantees	2,400	1,102
Liquidity facility loan	12,046	10,038
	$14,446	$11,140

The following table represents the amounts that the Company’s unconsolidated entities’ had recorded as liabilities related to credit enhancements as of December 31 (in thousands):

	2004	2003
Liquidity facility loan	62,318	49,669
Senior loan guarantees	24,551	22,574
	$86,869	$72,243

The senior loan guarantee and liquidity facility loan for the Waikiki Beach Marriott Property, in which the Company owns a 49 percent joint venture interest, expired in the third quarter of 2003 and the first quarter of 2004, respectively. As result, the Company and its co-venturers may no longer receive cash distributions from this joint venture and may be required to make capital contributions to fund hotel and resort operating shortfalls until the time that the operating performance of this Property improves. This may reduce cash flows available for distribution to the stockholders of the Company.

As of December 31, 2004 and 2003, the Company had approximately $29.8 million and $26.2 million, respectively, available for funding under the various forms of credit enhancements. The Company’s unconsolidated entities had approximately $25.0 million and $34.3 million, respectively, as of December 31, 2004 and 2003, available for funding.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

24. Selected Quarterly Financial Data (unaudited):

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2004 and 2003 (in thousands, except per share data). Share and per share data has been adjusted to reflect the effect of the Reverse Stock Split:

2004 Quarter	First	Second	Third	Fourth*	Year
Continuing Operations:
Revenues**	$227,410	$391,019	$341,298	$382,511	$1,342,238
Income (loss) from continuing operations	2,381	1,210	(29,430)	(58,454)	(84,293)

Discontinued Operations:
Revenues	2,893	3,422	2,376	1,538	10,229
Income (loss) from discontinued operations	589	984	(4,383)	(10)	(2,820)

Net Earnings (Loss)	2,970	2,194	(33,813)	(58,464)	(87,113)

Earnings (Loss) per Share,
basic and diluted:
Continuing operations	0.02	0.02	(0.19)	(0.38)	(0.57)
Discontinued operations	—	0.01	(0.03)	—	(0.02)
Net earnings (loss)	0.02	0.03	(0.22)	(0.38)	(0.59)

Weighted average number of shares of common stock outstanding
basic and diluted	135,707	75,775	152,140	152,799	148,059

*Includes income tax expense of $32.6 million as a result of the Company recording a valuation allowance for the full amount of the Company’s deferred tax asset.
**Adjusted for reclassification of credit enhancement funding to a reduction of operating expenses in accordance with EITF 02-16.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

2003 Quarter	First	Second	Third	Fourth	Year
Continuing Operations:
Revenues*	$92,892	$103,853	$149,450	$186,182	$532,377
Income (loss) from continuing operations	6,437	983	(6,062)	3,413	4,771

Discontinued Operations:
Revenues	-	-	3,001	2,699	5,700
Income from discontinued operations	-	-	774	448	1,222

Net Earnings (Loss)	6,437	983	(5,288)	3,861	5,993

Earnings (Loss) per Share,
Basic and diluted:
Continuing operations	0.10	0.01	(0.07)	0.03	0.06
Discontinued operations	-	-	0.01	0.01	0.01
Net earnings	0.10	0.01	(0.06)	0.04	0.07

Weighted average number of shares of common stock outstanding
Basic and diluted	66,919	76,834	90,971	110,046	86,225

*Adjusted for reclassification of credit enhancement funding to a reduction of operating expenses in accordance with EITF 02-16.

25. Subsequent Events:

On February 9, 2005, the Company, through a partnership in which it has a 70 percent interest (the “Partnership”), obtained a $400 million loan from an affiliate of Deutsche Bank. The Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005. The final funding under the loan for the remaining $60 million will occur on or before April 15, 2005.

Upon the initial closing, $290 million of the loan proceeds was used to refinance the existing outstanding debt of the Partnership. The Partnership will distribute a portion of the proceeds to the Company and its partner as a return of capital and make improvements to the property. In addition, the Partnership is evaluating the possible use of the remaining proceeds for the development of a parcel of land adjacent to the Hotel property.

The initial funding of the loan bears interest at a rate of one-month LIBOR plus 140 basis points per year and the second funding of the loan bears interest at a rate of one-month LIBOR plus 606.7 basis points per year for a total blended rate of one-month LIBOR plus 210 basis points per year. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel property and Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

In connection with the loan, the Partnership has also entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at four percent for the initial term of the loan. The Partnership has designated these agreements as cash flow hedges.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANICAL STATEMENTS - CONTINUED
Years Ended December 31, 2004, 2003, and 2002

In February 2005, one of the Company's unconsolidated entities received indicative terms from a lender to refinance existing outstanding debt on its Property. The amount of the loan would be $300 million and would bear interest at one-month LIBOR plus 2.25 percent. Payments of interest only will be due monthly through maturity. The initial maturity of the new loan is expected to be March 2007. The proceeds of this loan will be used to (a) repay the outstanding principal balance of $275 million on the existing debt, (b) pay approximately $20 million in expenses related to the early extinguishment of the existing debt, and (c) pay approximately $5 million in expenses related to the new loan.

Effective February 25, 2005, the Company’s Board approved a Deferred Fee Plan (the “Plan”) for the benefit of the Company’s Directors and their beneficiaries. Under the terms of the Plan, Directors may elect to defer the receipt of cash fees (“Cash Fees”) and stock fees (“Stock Fees”, and collectively with the “Cash Fees”, the “Fees”) for their services as directors. Pursuant to a deferred fee agreement (the “Deferred Fee Agreement”), each Director elects the type of Fees to be deferred (Cash Fees and/or Stock Fees), the percentage of such Fees to be deferred, and the future date of distribution of the deferred Fees and any earnings thereon. Under the Deferred Fee Agreement (i) deferred Cash Fees may be directed to a deferred cash account or invested in a deferred stock account and (ii) deferred Stock Fees may only be directed to a deferred stock account. Elections to defer such Fees remain in force for subsequent years, unless amended or revoked within the required time periods.

Each Director with a deferred cash account will be paid interest on the cash balance as of the end of each calendar quarter, at a rate equal to the prime rate plus 2 percent as of such quarter end. Each Director with a deferred stock account on the record date of a dividend on shares will be credited on the payment date of the dividend with a number of deferred shares determined in accordance with the Plan.

The benefit to each Director will equal the Fees deferred plus any earnings (interest or dividends) credited to the deferred Fees. The deferred Fees plus the earnings thereon will be distributed at such time as chosen by each Director at the time of the deferral election. Such distributions may occur on a fixed date, on the January 15th following a Director’s separation from service or the first day of the first month after the Director reaches a designated age. Should a Director fail to elect a time when fees shall be distributed, then the deferred fees will be distributed as of the January 15th following the Director’s separation from service from the Company.

On February 9, 2005, the Company executed an amendment to the Senior Term Loan with an affiliate of Deutsche Bank. The amendment was approved on March 8, 2005 by a majority of the members of the Senior Term Loan lender syndicate. The terms of the amendment are retroactively applied back to the October 13, 2004, which is the original closing date of the loan. The amendment (a) provides a waiver for the Company to refinance the debt related to one of the Company’s existing properties without applying excess proceeds to the Senior Term Loan principal balance, (b) modifies the definitions of "Cash Available for Distribution," "EBITDA," "FF&E Reserves" and "Maximum Leverage" to make certain clarifications, (c) modifies the definition of "Permitted Debt" to allow the Company to guarantee three wholly-owned taxable REIT subsidiary affiliate leases, and (d) modifies the transfer provisions to effect the merger of internal borrower party subsidiaries.

On March 10, 2005, the Company sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a gain of $0.6 million. The proceeds from the sale along with $2.2 million in cash is cash we used to pay down the Senior Term Loan.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework outlined in the Internal Control - Integrated Framework report issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control — Integrated Framework report, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.  The scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 did not include the internal control over financial reporting at our Doral Golf Resort & Spa property, which was acquired in April 2004 and for which we changed hotel managers in August 2004. In the period between the acquisition date and the date of management’s report, it was not possible to conduct an assessment of the internal control over financial reporting for this property. For the year ended December 31, 2004 this operation represented less than 10% of total assets and contributed less than 5% of total revenue.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Refer to Item 9B for a discussion on the scope of management’s assessment.

Item 9B. Other Information

During the fourth quarter of 2004, pursuant to our Long-Term Incentive Plan, we issued initial stock grants of 35,000 shares to the members of our Board of Directors. Additionally, on December 1, 2004, 2,500 shares were issued to members of the board for their service as directors of the Company during the third quarter. As a result of these grants, we recorded compensation expense of $750,000 which is included in general operating and administrative expenses in the accompanying statement of operations. In the future, pursuant to our Long-Term Incentive Plan, we intend to issue 500 shares to each independent member of the Board for a total of 2,500 common shares on a quarterly basis or as determined appropriate by the Compensation Committee. As of December 31, 2004, we accrued compensation expense of $50,000 related to grants in the fourth quarter which are expected to be issued on or before March 31, 2005. We also expect to issue restricted stock grants to certain employees, as determined appropriate by the Compensation Committee, although we have not done so as of December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts at 2004

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2004

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2004

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

(b)	Exhibits

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

4.1	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Registration Statement on Form S-3 filed December 7, 2004 and incorporated herein by reference.)

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

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Registration Statement on Form S-3 filed December 7, 2004 and incorporated herein by reference.)

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

10.83
$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004. (Previously filed as Exhibit 10.83 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.84
$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.85
$353,475,000 Term Facility Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels & Resorts, Inc. (as a Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated October 13, 2004.  (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2004 and incorporated herein by reference.)

10.86
$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.87
$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.88
$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.89
$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.90
$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.91
$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.92
$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004.  (Previously filed as Exhibit 10.92 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.93	Limited Rent Guarantee by and among CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Filed herewith.).

10.94
$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and among CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.95
$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and amount CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.96	$230,000,000 Loan and Security Agreement by and among CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 5, 2005. (Filed herewith.)

10.97
$90,000,000 Mezzanine Note (Senior Mezzanine) by and among CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.98
$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and among CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.99	$230,000,000 Note by and among CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Filed herewith.)

10.100	Deferred Fee Plan. (Filed herewith.)

10.101
Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Filed herewith.)

10.102	2004 Omnibus Long-Term Incentive Plan (Included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of PricewatershouseCoopers, LLP dated March 16, 2005. (Filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

(c)	Other Financial Information

The Company is required to file audited consolidated financial statements of Desert Ridge Resort Partners, LLC and WB Resort Partners, LP due to the significance of the results of operations for these unconsolidated entities during the years ended December 31, 2003 and 2002. For comparative purposes we also have included audited consolidated financial statements for the year ended December 31, 2004.

Desert Ridge Resort Partners, LLC and Subsidiaries
Consolidated Financial Statements
As of and for the years ended December 31, 2004 and 2003

Report of Independent Certified Public Accountants

To the Members of
Desert Ridge Resort Partners, LLC

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Desert Ridge Resort Partners, LLC and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Orlando, Florida
March 12, 2004

Desert Ridge Resort Partners, LLC and Subsidiaries
Consolidated Statements of Financial Position
As of December 31, 2004 and 2003

	2004	2003
Assets	(unaudited)

Current assets
Cash and cash equivalents	$2,810,953	$2,191,589
Accounts receivable, net of allowance for doubtful
accounts of $157,069 and $168,642	6,728,054	5,384,822
Restricted cash	1,765,084	916,220
Due from affiliate	1,059,273	2,183,255
Prepaid expenses and other current assets	1,008,279	1,000,882

Total current assets	13,371,643	11,676,768

Property and equipment, net	250,090,197	262,757,269
Loan costs, net of accumulated amortization
of $4,923,232 and $3,678,003	3,619,260	4,844,274
Goodwill	1,556,115	1,556,115

Total assets	$268,637,215	$280,834,426

Liabilities and Members' Capital (Deficit)

Current liabilities
Accounts payable and accrued expenses	$7,202,674	$7,641,168
Due to affiliate	-	237,160
Construction costs payable	-	294,614
Obligation under cash flow hedge	4,900,957	7,779,323
Current portion of obligations under capital leases	185,175	216,613

Total current liabilities	12,288,806	16,168,878

Mortgage note payable	179,000,000	179,000,000
Other notes payable	98,469,552	89,715,871
Distributions payable	1,638,102	1,656,103
Accrued rent under operating leases	2,447,151	1,985,478
Obligations under capital leases	398,974	565,816

Total liabilities	294,242,585	289,092,146

Commitments

Members' capital (deficit)	(25,605,370)	(8,257,720)

Total liabilities and members' capital (deficit)	$268,637,215	$280,834,426

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(unaudited)
Revenues:
Room	$48,115,944	$41,027,026	$1,411,216
Food and beverage	40,273,542	35,661,081	1,655,655
Other operating department	15,592,334	13,567,716	4,277,561

Total revenue	103,981,820	90,255,823	7,344,432

Costs and expenses:
Room	10,385,524	10,392,949	776,563
Food and beverage	24,764,302	23,293,158	2,227,158
Other operating departments	10,498,603	9,785,030	4,012,032
Property operations	16,555,662	16,640,239	2,002,243
Repairs and maintenance	3,992,476	3,583,499	286,409
Management fees	3,119,455	2,707,665	209,649
Sales and marketing	6,636,754	6,234,005	446,670
General and administrative	272,382	243,941	194,302
Depreciation	15,064,287	14,679,757	2,337,753
Total costs and expenses	91,289,445	87,560,243	12,492,779

Operating profit (loss)	12,692,375	2,695,580	(5,148,347)

Interest expense and loan cost amortization, net	(26,347,981)	(24,569,385)	(3,655,114)
Pre-opening expenses	-	-	(6,547,778)

Net loss	$(13,655,606)	$(21,873,805)	$(15,351,239)

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries
Consolidated Statement of Changes in Members' Capital (Deficit) and Comprehensive Loss
For the years ended December 31, 2004, 2003 and 2002

			Accumulated Other		Comprehensive
	Class A Members	Class B Members	Comprehensive Loss	Total	Loss
Balance at December 31, 2001	$12,644,106	$(2,064,419)	$(3,191,238)	$7,388,449

Capital contributions	30,642,956	5,703,991	-	36,346,947	$-

Distributions	(3,441,402)	(168,175)	-	(3,609,577)	-

Net loss	(14,911,887)	(439,352)	-	(15,351,239)	(15,351,239)

Current period adjustment to recognize
fair value of cash flow hedge	-	-	(6,532,990)	(6,532,990)	(6,532,990)

Balance at December 31, 2002	$24,933,773	$3,032,045	$(9,724,228)	$18,241,590	$(21,884,229)

Distributions	(5,902,951)	(667,459)	-	(6,570,410)	$-

Net loss	(19,651,427)	(2,222,378)	-	(21,873,805)	(21,873,805)

Current period adjustment to recognize
fair value of cash flow hedge	-	-	1,944,905	1,944,905	1,944,905

Balance at December 31, 2003	$(620,605)	$142,208	$(7,779,323)	$(8,257,720)	$(19,928,900)

Distributions	(5,902,951)	(667,459)	-	(6,570,410)	$-

Net loss	(12,268,196)	(1,387,410)	-	(13,655,606)	(13,655,606)

Current period adjustment to recognize
fair value of cash flow hedge	-	-	2,878,366	2,878,366	2,878,366

Balance at December 31, 2004 (unaudited)	$(18,791,752)	$(1,912,661)	$(4,900,957)	$(25,605,370)	$(10,777,240)
See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,655,606)	$(21,873,805)	$(15,351,239)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	15,064,287	14,679,757	2,337,753
Amortization of loan costs	1,245,229	1,224,819	1,198,872
Bad debt expense	104,486	235,793	747
Changes in operating assets and liabilities:
Accounts receivable	(1,447,718)	(3,597,575)	(1,788,211)
Due from affiliate	1,123,982	1,137,645	(3,267,460)
Prepaid expenses and other current assets	(7,397)	(268,918)	(548,002)
Accrued rent under operating leases	461,673	438,452	1,465,925
Accounts payable and accrued expenses	(438,494)	312,830	5,830,369
Due to affiliate	(237,160)	(4,922,567)	4,098,793

Net cash provided by (used in) operating activities	2,213,282	(12,633,569)	(6,022,453)

Cash flows from investing activities:
Additions to property and equipment	(2,691,829)	(26,266,258)	(143,026,360)
Marriott Vacation Club payment of office build out	-	2,690,000	-
(Increase) decrease in restricted cash	(848,864)	(864,823)	69,157,535

Net cash used in investing activities	(3,540,693)	(24,441,081)	(73,868,825)

Cash flows from financing activities:
Borrowings from other notes payable	8,753,681	38,554,587	48,886,390
Principal payments on capital lease obligations	(198,280)	(203,663)	(41,188)
Capital contributions from members	-	-	36,346,947
Distributions to members	(6,588,411)	(6,519,230)	(2,004,654)
Payment of loan costs	(20,215)	(129,850)	(110,576)

Net cash provided by financing activities	1,946,776	31,701,844	83,076,919

Net (decrease) increase in cash and cash equivalents	619,364	(5,372,806)	3,185,641

Cash and cash equivalents, beginning of period	2,191,589	7,564,395	4,378,754

Cash and cash equivalents, end of period	$2,810,953	$2,191,589	$7,564,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of $14,979,037 in capitalized interest in 2002	$24,092,376	$24,369,166	$685,653

Supplemental disclosure of non-cash investing/financing activities
Assets acquired through capital lease obligation	$-	$813,176	$-
Distributions declared but not paid to Partners	$1,638,102	$1,656,103	$1,604,923
Construction costs payable included in construction in progress	$-	$294,614	$17,172,419
Ground rental capitalized to construction cost	$-	$-	$515,246

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002

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

The LLC relies on capital contributions from the Class A Members and Marriott and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. For the years ended December 31, 2004, 2003 and 2002, the LLC incurred losses of approximately $13.7 million, $21.9 million and $15.4 million, respectively. As of December 31, 2004, the LLC had deficit capital of approximately $25.6 million. In addition, the LLC had positive cash flows from operations of approximately $2.2 million for the year ended December 31, 2004, as compared to negative cash flows from operations of $12.6 million and $6.0 million for the years ended December 31, 2003 and 2002, respectively. While the Property continues to show improvement, losses may continue until such time as the Property establishes market presence and captures market share, and could increase if economic conditions worsen. The LLC has a Liquidity Facility Loan and Senior Loan Guarantee Loan (see Note 5) to fund operating shortfalls and deficit debt service if needed. The Members are committed to fund such shortfalls if they arise.

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

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

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

In accordance with the LLC Agreement, the Company was required to pay each Member a return, computed at the rate of 11 percent per annum on the daily average outstanding balance of the Members’ unreturned capital prior to the Opening Date, as defined above. After the Opening Date of the Property, the per annum distribution rate to Members increased to 11.5 percent. These cash distributions are made based on cash available for distribution within thirty days of the end of each calendar quarter, as defined in the Agreement. The Company has and may in the future borrow money as necessary to make distributions. As of December 31, 2004 and 2003, the Company had distributions payable totaling approximately $1.6 million and $1.7 million, respectively.

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

The financial statements as of and for the year ended December 31, 2004 are unaudited, however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

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

Beginning on the Opening Date, certain amounts of cash were restricted for maintenance and replacement of furniture, fixtures, and equipment. These amounts are calculated as a certain percentage of gross revenue in accordance with the hotel management agreement. The accompanying consolidated statements of financial position as of December 31, 2004 and 2003 included approximately $1.8 million and $0.9 million, respectively, which was restricted for maintenance and replacements.

Inventory
Inventory consists primarily of food and beverage inventory, merchandise and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated statements of financial position.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

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

Leases
The Company has entered into capital and operating leases for equipment used at its Properties. Equipment leased under capital leases are recorded as equipment under capital leases along with a liability for the offsetting obligation under capital leases. Equipment under capital leases is depreciated over the lease term and the obligation is reduced as monthly lease payments are made. Payments under operating leases are recorded as rent expense each month as lease payments are made. Rent expense for two land leases is straight-lined over the life of the leases.

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

Revenue Recognition
The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Advanced deposits of approximately $1.6 million and $1.1 million are included in accounts payable and accrued expense in the accompanying consolidated statements of financial position as of December 31, 2004 and 2003, respectively.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

Advertising and Promotion Costs
The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statements of operations. Advertising, promotional and marketing costs totaled approximately $1.2 million, $1.3 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The LLC records the fair value of its interest rate swaps designated as a cash flow hedge in current liabilities with the offset to the other comprehensive income (loss) component of members’ capital (deficit).

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the years ended December 31, 2004, 2003 and 2002, the LLC recorded no impairments.

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

Reclassification
Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on members’ capital (deficit) or results of operations.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

3.        Property and Equipment

Property and equipment consist of the following at December 31:

	2004	2003
	(unaudited)

Land and land improvements	$63,498,310	$62,578,854
Buildings	168,381,962	167,486,390
Furniture, fixtures and equipment	49,713,609	49,131,422
Equipment under capital leases	1,027,280	1,027,280
	282,621,161	280,223,946
Less: accumulated depreciation	(32,530,964)	(17,466,677)

	$250,090,197	$262,757,269

In 2003, the LLC received a one-time payment of approximately $2.7 million from Marriott in connection with the build-out of a Marriott Vacation Club office and the rights to sell timeshares. This amount has been reflected as a reduction in land improvements in the accompanying consolidated balance sheet as of December 31, 2003. Accumulated depreciation for equipment under capital leases was approximately $0.5 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively.

4.        Mortgage Note Payable

In December 2000, the LLC entered into a $179.0 million construction loan with an institutional lender to finance construction costs. The construction loan is collateralized by a first mortgage and lien on the Property and all other LLC assets. The construction loan has a seven-year term and is due on December 15, 2007. Interest only payments are due quarterly on each March 15, July 15, September 15, and December 15 with the entire principal balance due at maturity. The amount of debt reported in the accompanying consolidated statements of financial position approximates the fair value of such debt as of December 31, 2004 and 2003.

A portion of the construction loan bears interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (the "LIBOR"). The LLC has entered into a seven-year interest rate swap agreement (the “Swap”) to effectively convert the variable rate portion of this mortgage to a fixed interest rate of 6.025% per annum. The LLC designates the Swap as a hedge of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur. The counterparty to this agreement is a major financial institution. The LLC is exposed to credit loss in the event of non-performance by the counterparty, however, the LLC does not anticipate non-performance by the major financial institution. For the years ended December 31, 2004 and 2003, the LLC recorded adjustments to the fair value of this cash flow hedge of approximately $2.9 million and approximately $1.9 million, respectively, in other comprehensive income or loss. For the year ended December 31, 2002, the LLC recorded a loss adjustment to fair value of this cash flow hedge of approximately $6.5 million. The accumulated net loss for the swap was approximately $4.9 million and $7.8 million, respectively, as of December 31, 2004 and 2003. The blended interest rate on the aggregate principal amount of the $179.0 million mortgage notes, including interest rate, swap costs, premiums for a debt service insurance policy, and amortization of loan costs is approximately 10.13% per annum.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

5.         Other Notes Payable

The LLC and Marriott entered into a series of agreements whereby Marriott International Capital Corporation has agreed to make four loans to the LLC: mezzanine loan A (the “Mezzanine Loan”); mezzanine loan B (the “Liquidity Facility Loan”); mezzanine loan C (the “Project Cost Facility Loan”) and mezzanine loan D (the “Senior Loan Guaranty Loan”).

A description of each loan is as follows:
		Maximum
Loan	Purpose of Loan	Capacity	Maturity	Interest Rate

Mezzanine Loan	Fund a portion of total development costs	$57,134,000	12/2007	LIBOR + 700 bps

Liquidity Facility Loan	Fund priority shortfalls from the operations of the Property	Lesser of $32,500,000 and 50% of Class A Members Contributions or cumulative priority shortfalls	12/2007	LIBOR + 700 bps

Project Cost Facility Loan	Fund renovation costs in excess of project budget	$30,000,000	12/2007	8% per annum

Senior Loan Guaranty Loan	Fund any deficiency in the payment of monthly debt service payments under the Mortgage Loan	Unlimited*	12/2007	8% per annum

* The Senior Loan Guaranty Loan has no limit on the amount that can be borrowed until such time the debt service coverage ratio achieves 1.125 percent. Once the debt service coverage ratio reaches 1.125 percent, future fundings under the Senior Loan Guaranty Loan are limited to $30 million.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003 approximately $28.8 million and $21.5 million, respectively, including interest accrued on funded amounts were outstanding under the Liquidity Facility Loan and approximately $57.6 million and $57.5 million, respectively, including interest accrued on funded amounts were outstanding under the Mezzanine Loan. At December 31, 2004 and 2003, approximately $10.1 million and $8.5 million, respectively was outstanding under the Project Cost Facility Loan. No amount was outstanding under the Senior Loan Guarantee Loan at December 31, 2004 and 2003. Collateral for these loans is restricted to assets relating to the hotel property. Each of the loans are due in December 2007.

Marriott International Capital Corporation has agreed to loan up to approximately $2.3 million to the LLC for additional improvements relating to the future occupancy of Marriott Vacation Club (see Note 7). The loan will bear interest at 8% per annum, with the principal due on December 15, 2008. As of December 31, 2004 and 2003, the Company had borrowed approximately $2.0 million and $2.2 million, respectively, under this facility.

6.        Leases

The LLC is a lessee of various types of equipment used in operating the Property. The LLC’s leases are categorized as operating or capital leases based upon the terms in the lease agreements. The LLC also leases two parcels of land from the State of Arizona under two separate operating lease agreements, on which the luxury resort and the two golf courses are located. These leases are effective until July 2092 and require escalating base rents. Rental payments are due annually. Total rent expense under all operating leases, including the land leases, for the years ended December 31, 2004, 2003 and 2002, was approximately $1.2 million, $1.2 million and $0.6 million, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. The LLC has recorded accrued rent of approximately $2.4 million and $2.0 million as of December 31, 2004 and 2003, respectively, as a result of straight-lining the minimum annual rental payments under the terms of the land leases.

Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 31, 2004 (unaudited):

2005	$276,528
2006	196,524
2007	173,673
Total future minimum
lease payments	646,725
Less: interest	62,576
Present value of net
minimum lease payments	584,149
Less: current portion	185,175

$398,974

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 31, 2003:

2004	$254,128
2005	276,528
2006	196,528
2007	173,767
Total future minimum
lease payments	900,951
Less: interest	(118,522)
Present value of net
minimum lease payments	782,429
Less: current portion	(216,613)

$565,816

Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 (unaudited):

2005	$780,158
2006	572,575
2007	440,793
2008	486,003
2009	486,003
Thereafter	77,619,081

Total	$80,384,614

Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003:

2004	$694,594
2005	688,056
2006	626,921
2007	436,672
2008	486,003
Thereafter	76,839,012

Total	$79,771,258

7.         Transactions with Related Parties

Hotel Management Agreement

The LLC entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property. Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee ranging from 20 percent to 50 percent of operating cash flow. The LLC incurred fixed management fees of approximately $3.1 million, $2.7 million and $0.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

Development Agreements

The Company entered into agreements for $9.0 million with affiliates of the managing member and Marriott to manage the construction of the Property. Under these agreements, approximately $0.2 million and approximately $3.0 million was paid during the years ended December 31, 2003 and 2002, respectively. No amounts were paid in 2004. These amounts have been capitalized to the cost of property and equipment in the accompanying consolidated balance sheets.

Other

In connection with the development of a Marriott Vacation Club resort (the “MVC Resort”) within close proximity to the Property, the LLC has committed to lease office and lobby space to the MVC Resort for the purposes of the establishment of a gallery and the promotion of Marriott Vacation Club International. The term of the lease is eight years from the Opening Date of the Property and will result in annual rental income of approximately $0.4 million. During the years ended December 31, 2004, 2003 and 2002, the Company received approximately $0.4 million, $0.4 million and $0.03 million, respectively in income in connection with this lease which has been included in other operating department revenue. In 2003 the Company also received a one-time payment of approximately $2.7 million from Marriott in connection with the build-out of an office and the rights to sell timeshares. This amount has been included as a reduction of land improvements. The Company has also entered into an arrangement with MVC Resort whereby it receives cost reimbursements related to time share activity in the amount of approximately $172,500 plus housekeeping and engineering costs each year.  These amounts were recorded as a reduction in costs for the respective departments during the years ended December 31, 2004, 2003 and 2002.

The LLC has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. The Company incurred approximately $5.7 million, $5.0 million and $0.2 million, respectively, for such services, for the years ended December 31, 2004, 2003 and 2002, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations. The following table summarizes these expenses by major category:

	2004	2003	2002
	(unaudited)
Advertising	$1,236,965	$1,133,045	$36,610
Marriott Rewards	1,283,828	951,257	12,407
Insurance	1,307,975	1,006,730	20,730
Reservations	446,668	430,204	83,806
Accounting Services	1,377,110	1,413,645	95,101
Other	28,987	28,359	-

Total	$5,681,533	$4,963,240	$248,654

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

The LLC has bonus plans, based on profitability formulas, which provide incentive compensation for key officers and employees.  Amounts charged to expense for bonuses to Property management totaled approximately $1.2 million, $0.9 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are allocated between various hotel cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations.

As of December 31, 2004 and 2003, amounts due to Marriott and affiliates were $0 and approximately $0.2 million, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

As of December 31, 2004 and 2003, amounts due from Marriott were approximately $1.1 million and $2.2 million, respectively, for receivables collected by Marriott on behalf of the LLC, and are included in due from affiliates in the accompanying consolidated balance sheets.

8.         Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated statements of financial position at December 31, 2004 and 2003 are as follows:

	2004	2003
	(unaudited)

Deferred tax asset:
Net operating loss	$9,457,000	$9,906,000
Accrued Rent	888,000	—

Deferred tax liability:
Accelerated depreciation	(2,727,000)	(4,281,000)

Net deferred tax asset	7,618,000	5,625,000
Valuation allowance	(7,618,0000)	(5,625,000)
	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses. The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $29.6 million and $25.7 million as of December 31, 2004 and 2003, respectively, which is available to offset future taxable income. The estimated net operating loss carry-forward expiration dates are as follows and of December 31, 2004:

2020	$481,000
2021	5,491,000
2022	14,597,000
2023	3,932,000

$24,501,000

The Company has not recorded this potential future benefit because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to Consolidated Financial Statements  - Continued
For the years ended December 31, 2004, 2003 and 2002

9.        Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Partnership’s financial condition or results of operations.
* * * * *

WB Resort Partners, L.P. and Subsidiaries
Consolidated Financial Statements
As of and for the years ended December 31, 2004 and 2003

Report of Independent Certified Public Accountants

To the Partners of
WB Resort Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of WB Resort Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
Orlando, Florida
March 12, 2004

WB Resort Partners, L.P. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2004 and 2003

Assets
	2004	2003
	(unaudited)
Current assets:
Cash and cash equivalents	$1,626,242	$2,946,313
Accounts receivable, net of allowance for doubtful
accounts of $145,514, $106,386 and $72,508	6,100,465	5,537,842
Restricted cash	10,428,284	9,838,699
Due from affiliates	87,576	48,212
Prepaid expenses and other current assets	934,878	1,381,226

Total current assets	19,177,445	19,752,292

Property, construction in progress and equipment, net	181,317,714	190,954,732
Loan costs, less accumulated amortization of $2,120,679,
$1,492,860 and $860,569	1,011,860	1,639,679

Total assets	$201,507,019	$212,346,703

Liabilities and Partners' Capital (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$12,407,940	$11,135,262
Construction costs payable, including retainage payable
of $112,758 at 2002	1,143	636,388
Due to affiliates	173,341	101,361
Distribution payable	17,161,328	7,364,726
Current portion of capital lease obligations	55,716	763,472

Total current liabilities	29,799,468	20,001,209

Mortgage note payable	130,000,000	130,000,000
Other note payable	48,809,159	44,079,608
Capital lease obligations	111,315	26,001
Accrued rent from operating leases	2,415,571	2,447,356

Total liabilities	211,135,513	196,554,174

Commitments (Note 9)

Partners' capital (deficit)	(9,628,494)	15,792,529

Total liabilities and partners' capital (deficit)	$201,507,019	$212,346,703

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(unaudited)
Revenues:
Rooms	$51,874,416	$42,211,855	$35,776,082
Food and beverage	10,976,899	8,851,845	7,427,279
Other operating departments	5,760,208	4,702,101	3,463,235

Total revenue	68,611,523	55,765,801	46,666,596

Costs and expenses:
Rooms	15,611,607	12,859,657	11,741,511
Food and beverage	9,885,121	8,478,072	7,665,138
Other operating departments	834,484	962,904	1,000,286
Property operations	17,511,581	16,485,383	15,181,627
Repairs and maintenance	3,186,921	2,959,039	2,808,233
Management fees	2,098,681	1,660,663	1,398,192
Sales and marketing	6,403,496	5,486,112	5,070,257
General and administrative	1,122,007	805,426	476,078
Depreciation	11,933,788	11,975,475	9,340,907

Total costs and expenses	68,587,686	61,672,731	54,682,229

Operating profit (loss)	23,837	(5,906,930)	(8,015,633)

Interest and loan cost amortization	15,859,148	15,124,872	10,381,823

Net loss	$(15,835,311)	$(21,031,802)	$(18,397,456)

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Partners’ Capital (Deficit)
For the years ended December 31, 2004, 2003 and 2002

	General Partner	Limited Partners	Total

Balance, December 31, 2001	$39,529	$39,488,694	$39,528,223

Contributions	33,924	33,889,576	33,923,500

Distributions	(8,455)	(8,446,483)	(8,454,938)

Net loss	(18,397)	(18,379,059)	(18,397,456)

Balance, December 31, 2002	$46,601	$46,552,728	46,599,329

Distributions	$(9,775)	$(9,765,223)	$(9,774,998)

Net loss	(21,032)	(21,010,770)	(21,031,802)

Balance, December 31, 2003	$15,794	$15,776,735	$15,792,529

Contributions	$211	$210,679	$210,890

Distributions	(9,797)	(9,786,805)	(9,796,602)

Net loss	(15,835)	(15,819,476)	(15,835,311)

Balance, December 31, 2004 (unaudited)	$(9,627)	$(9,618,867)	$(9,628,494)

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(15,835,311)	$(21,031,802)	$(18,397,456)
Adjustments to reconcile net loss to cash
provided by operating activities:
Depreciation	11,933,788	11,975,475	9,340,907
Amortization of loan costs	627,819	632,291	623,910
Provision for bad debt expense	50,169	107,386	80,802
Changes in assets and liabilities:
Accounts receivable	(612,792)	(1,658,952)	(2,858,087)
Prepaid expenses and other current assets	446,348	(565,129)	753,638
Due from affiliates	(39,364)	(2,938)	(47,274)
Accrued rent from operating leases	(31,785)	2,056,284	391,072
Accounts payable and accrued expenses	1,272,678	1,720,620	3,994,909
Due to affiliates	71,980	92,991	-
Net cash used in operating activities	(2,116,470)	(6,673,774)	(6,117,579)

Cash flows from investing activities:
Additions to property and equipment	(2,932,015)	(5,869,922)	(27,468,646)
(Increase) decrease in restricted cash	(589,585)	1,823,319	(11,585,008)
Net cash used in investing activities	(3,521,600)	(4,046,603)	(39,053,654)

Cash flows from financing activities:
Proceeds from other notes payable	4,729,551	16,281,419	20,048,437
Principal payments on capital lease obligations	(622,442)	(1,050,177)	(1,046,303)
Capital contributions from partners	210,890	-	33,923,500
Distributions to partners	-	(4,874,110)	(7,204,518)
Payment of loan costs	-	-	(106,072)
Net cash provided by financing activities	4,317,999	10,357,132	45,615,044

Net (decrease) increase in cash and cash equivalents	(1,320,071)	(363,245)	443,811
Cash and cash equivalents, beginning of period	2,946,313	3,309,558	2,865,747

Cash and cash equivalents, end of period	$1,626,242	$2,946,313	$3,309,558

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,859,148	$14,461,778	$8,772,225

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid to partners	$17,161,328	$7,364,726	$2,463,838
Construction costs payable included in construction in progress	$1,143	$636,388	$1,716,283

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002

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

The Partnership was formed to own and operate a resort located in Honolulu, Hawaii (the “Property”). The Property recently underwent significant renovations which were substantially completed as of December 31, 2003. The Property’s day-to-day activities are managed by an affiliate of Marriott, however, all partners must agree to key decisions affecting the Property.

The structure of the Partnership and its subsidiaries is designed to allow the parent of its majority owner to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes. In keeping with this objective, the Partnership operates its Property through a taxable REIT subsidiary (“TRS”), as permitted by the REIT Modernization Act of 1999.

The General Partner and Limited Partners hold a 0.1% and 99.9% interest, respectively, as a result of capital contributions totaling approximately $0.1 million and $85.1 million in the Partnership in order to obtain the following percentage interests:

General Partner	0.1%
CNL WBR Investor, L.P.	48.9%
Waikiki Beach Resort, Ltd.	36.0%
Marriott	15.0%

The Partnership relies on capital contributions from the General Partner and Limited Partners and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. The Hawaiian market has continued to be impacted by reduced Asian travel as well as the overall weakness in the economy, although some improvement has occurred in 2004. For the years ended December 31, 2004, 2003 and 2002, the Partnership reported net losses of approximately $15.8 million, $21.0 million and $18.4 million, respectively. In addition, the Partnership had negative cash flows from operations for the years ended December 31, 2004, 2003 and 2002 of approximately $2.1 million, $6.7 million and $6.1 million, respectively. Losses and deficit cash flows at the Property may continue unless the operations of the hotel and the Hawaiian market continue to improve. Cash flow deficits are possible in the future, which may require additional funding. The General Partner and Limited Partners are required by the limited partnership agreement to make their pro-rata share of capital contributions required to fund operating shortfalls of the Partnership. If any partner fails to make such required capital contribution, they will be in default. In accordance with the partnership agreement, non-defaulting partners may elect to cure such default by making the defaulting partner’s capital contribution, which will be considered a loan from the non-defaulting partner to the defaulting partner.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Allocations and Distributions
Net operating profits and net operating losses are allocated to the General and Limited Partners in accordance with their respective ownership interests.

In addition, the General Partner and Limited Partners are entitled to a return of 11.5% per annum (the “11.5% Preferred Return”). The cumulative 11.5% Preferred Return is to be paid quarterly to each partner based on the capital accounts of each partner during the quarter. As of December 31, 2004 and 2003, the Partnership had distributions payable totaling approximately $17.2 million and $7.4 million, respectively. Since the third quarter of 2003, the Partnership did not generate sufficient cash flows from operations to allow for the payment of distributions to the General Partner of the Limited Partners. Although the 11.5% Preferred Return will continue to accrue, there is no guarantee when or if the Partnership will be able to pay these amounts.

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

The financial statements as of and for the year ended December 31, 2004 are unaudited, however, in the opinion of management, all adjustments (which include only normal recurring accruals) have been made which are considered necessary to present fairly the operating results and financial position for the unaudited periods.

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

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment at the Partnership's Property and as escrows for the payment of property taxes and insurance of which approximately $10.4 million and $9.8 million, respectively, is restricted cash in the accompanying consolidated balance sheet as of December 31, 2004 and 2003. These amounts are calculated as a certain percentage of sales in accordance with the hotel management agreement (see Note 7).

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

Revenue Recognition
The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets. Advanced deposits of approximately $0.7 million and $0.4 million are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. See also Note 7 for a description of reimbursements related to the Property’s Marriott Rewards program.

Advertising and Promotion Costs
The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying statement of operations. Advertising, promotional and marketing costs totaled approximately $1.5 million, $3.4 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassification
Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on partners’ equity or net loss.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

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

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the years ended December 31, 2004, 2003 and 2002, the Partnership recorded no impairments.

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

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

3.        Property, Construction in Progress and Equipment, Net

Property, construction in progress and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003
	(unaudited)
Building	$121,436,927	$121,436,927
Leasehold improvements	36,606,498	36,487,296
Land improvements	7,145,528	7,145,528
Furniture, fixtures and equipment	47,277,329	46,531,674
Equipment under capital leases	3,398,408	3,234,183
	215,864,690	214,835,607
Less: accumulated depreciation	(35,814,664)	(23,880,876)
Construction in progress	1,267,688	-

	181,317,714	$190,954,732

Accumulated depreciation for equipment under capital leases was approximately $3.2 million and $2.5 million as of December 31, 2004 and 2003, respectively.

4.         Mortgage Note Payable

In July 2001, the Partnership entered into a $130.0 million mortgage loan with an institutional lender to finance a portion of the Property acquired and future renovation costs. The mortgage is collateralized by a first mortgage and lien on the building and all other assets. The loan bears interest at 8.53% per annum and matures on August 15, 2006. Interest only payments are due monthly through maturity. For the years ended December 31, 2004, 2003 and 2002, the Partnership incurred approximately $11.3 million, $11.2 million and $8.0 million, respectively in interest expense from this loan. The amount of debt reported in the accompanying consolidated balance sheets approximates the fair value of such debt as of December 31, 2004 and 2003.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

5.        Other Notes Payable

On July 27, 2001, the Partnership and Marriott entered into a loan agreement whereby Marriott has agreed to provide three loans to the Partnership: a liquidity facility loan (“Mezz Loan A”); a senior loan guaranty (“Mezz Loan B”); and a cost overrun loan (“Mezz Loan C”).

A description of each loan is as follows:
		Maximum
Loan	Purpose of Loan	Funding	Maturity	Interest Rate

Mezz Loan A	Fund priority shortfalls from the operations of the Property	$20,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

Mezz Loan B	Fund any deficiency in the payment of monthly debt service payments under the Mortgage Loan	$20,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

Mezz Loan C	Fund renovation costs in excess of project budget	$10,000,000	07/2006	LIBOR plus 700 basis points (not to exceed 13.5%)

At December 31, 2004, including interest accrued on the funded amounts, approximately $24.3 million, $24.6 million and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. As of December 31, 2003, including interest accrued on the funded amounts, approximately $21.5 million, $22.6 million and $0 were outstanding under the Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. The Partnership does not anticipate funding under Mezz Loan C since planned renovations have been completed. The interest rate on the Mezz Loan A and Mezz Loan B was 9.40 percent and 8.382 percent at December 31, 2004 and 2003, respectively. The Partnership incurred interest expense of approximately $3.9 million, $3.1 million and $1.6 million, respectively, from these loans during the years ended December 31, 2004, 2003 and 2002, respectively.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

6.         Leases

The Partnership is a lessee of various types of equipment used in operating the Property. Leases are categorized as operating or capital leases based upon the terms in the lease agreements.

The following is a schedule by years of future minimum rental payments required under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2004 (unaudited):

2005	$62,455
2006	37,208
2007	37,208
2008	37,208
2009	9,302
Total future minimum lease payments	183,380
Less: interest	(16,249)
Present value of net minimum
lease payments	167,031
Less: current portion	(55,716)

$111,315

The following is a schedule by years of future minimum rental payments required under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2003:

2004	$792,334
2005	25,247
Total future minimum lease payments	817,581
Less: interest	(28,108)
Present value of net minimum
lease payments	789,473
Less: current portion	(763,472)

$26,001

The Partnership leases two parcels of land under ground leases, on which the Property is located. These operating leases are effective until 2080 and 2050, respectively. One of the land leases has escalating base rents from 2001 to 2008. The base rents from 2008 through 2080 and 2050, respectively, will never be less than 2008 base rent and will increase every five years by the consumer price index. The minimum annual rent has been straight-lined over the life of these leases. Both leases contain percentage rent calculations based on percentages of gross revenues, as defined. Rent expense, including accrued rental expense and lease taxes for the years ended December 31, 2004, 2003 and 2002, was approximately $5.3 million, $5.1 million and $4.7 million, respectively. Percentage rent for the years ended December 31, 2004, 2003 and 2002 was $0.5 million, $0.4 million and $0.1 million, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Future minimum lease rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows (unaudited):

2005	$4,794,000
2006	4,794,000
2007	4,794,000
2008	4,794,000
2009	4,794,000
Thereafter	332,454,000

$356,424,000

Future minimum lease rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:

2004	$4,794,000
2005	4,794,000
2006	4,794,000
2007	4,794,000
2008	4,794,000
Thereafter	337,248,000

$361,218,000

7.         Transactions with Related Parties

Hotel Management Agreement

The Partnership entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property. Under terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee equal up to 50 percent of operating profits in excess of certain payment thresholds. The Partnership incurred fixed management fees of approximately $2.1 million, $1.7 million and $1.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Other

The Partnership has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. The Company incurred approximately $6.3 million, $5.7 million and $4.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations. The following table summarizes these expenses by major category:

	2004	2003	2002
	(unaudited)
Advertising	$2,358,963	$2,042,291	$1,695,056
Marriott Rewards	771,180	608,301	438,407
Insurance	838,837	947,964	380,344
Reservations	1,996,495	1,794,918	1,264,760
Accounting Services	209,949	210,351	235,526
Other	90,804	117,471	88,991

Total	$6,266,228	$5,721,296	$4,103,084

The Partnership receives rental income under an arrangement with Marriott Vacation Club. Revenues recognized from this arrangement in 2004, 2003 and 2002 were approximately $0.4 million, $0.4 million and $0.3 million, respectively. These amounts are included in other operating departments revenue in the accompanying consolidated statements of operations.

As of December 31, 2004 and 2003, amounts due from Marriott and affiliates were approximately $0.1 million and $0.1 million, respectively, for miscellaneous receivables collected by Marriott on behalf of the Partnership.

As of December 31, 2004 and 2003, amounts due to Marriott and affiliates were approximately $6.2 million and $4.9 million, respectively, for payroll and other costs paid by Marriott on behalf of the Partnership.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

Marriott Rewards Reimbursement

The Property participates in the Marriott Rewards guest loyalty program. Marriott charges the cost of operating this program to its participating hotels based on members’ qualifying expenditures. The Partnership records its share of program costs and pays to Marriott based upon contractual amounts when qualified members stay at the Property. When members redeem rewards at the Property, the Partnership receives reimbursements from Marriott based on a standard reimbursement rate and records these as room revenues. The reimbursed rate is subject to change from time to time. During the years ended December 31, 2004, 2003 and 2002, the Partnership received Marriott Rewards reimbursements of $3.1 million, $3.0 million and $2.6 million, respectively. Additionally, during the year ended December 31, 2004, Marriott performed a review of Marriot Rewards reimbursements for the period of December 2000 through December 2003 and assessed a retroactive adjustment in the reimbursed rate through December 2003. This assessment resulted in the recording of an adjustment to room revenues of $1.7 million during the year ended December 31, 2004. This change in accounting estimate reduced revenues and increased the Partnership’s net loss in 2004 by $1.7 million. A portion of the reimbursement was paid to Marriott during 2004 and as of December 31, 2004, $0.9 million remained due to Marriott, which is expected to be paid during the year ended December 31, 2005.

8.         Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2004 and 2003 are as follows:

	2004	2003
	(unaudited)
Deferred tax assets:
Net operating loss	$15,626,000	$9,768,000
Accrued rent	923,000	935,000
Deferred tax liabilities:
Accelerated depreciation	(3,715,000)	(3,283,000)

Net deferred tax asset	12,834,000	7,420,000
Valuation allowance	(12,834,000)	(7,420,000)

	$—	$—

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2004, 2003 and 2002

The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses. The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $40.9 million and $25.6 million as of December 31, 2004 and 2003, respectively, which is available to offset future taxable income. The estimated net operating loss carry-forward expiration dates are as follows:

2020	$4,047,000
2021	7,202,000
2022	11,589,000
2023	18,041,000

$40,879,000

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

* * * * *

The following summarized financial information is filed as part of this report as a result of Marriott providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company’s tenants. The aggregate carrying value of the Properties covered by these credit enhancements and guarantees represents more than 20 percent of the Company’s total assets for the year ended December 31, 2004. The summarized financial information presented for Marriott as of December 31, 2004 and January 2, 2004, and for each of the years ended December 31, 2004, January 2, 2004, and January 3, 2003, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended December 31, 2004.

Marriott International, Inc. and Subsidiaries
Selected Financial Data
(in millions, except per share data)

Consolidated Balance Sheets Data:
	December 31,	January 2,	January 3,
	2004	2004	2003

Current Assets	$1,946	$1,347	$1,773
Noncurrent Assets	6,722	6,830	6,523
Current Liabilities	2,356	1,770	2,183
Noncurrent Liabilities	2,231	2,569	2,540
Stockholders’ Equity	4,081	3,838	3,573

Consolidated Statements of Income Data:
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended,	Ended,	Ended,
	December 31,	January 2,	January 3,
	2004	2004	2003

Gross revenues	$10,099	$9,014	$8,415
Costs and expenses (including income tax expense)	9,503	8,512	8,138
Net income	$596	$502	$277
Basic earnings per share	$2.63	$2.16	$1.15
Diluted earnings per share	$2.48	$2.05	$1.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th, day of March, 2005.

CNL HOTELS & RESORTS, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ C. Brian Strickland
C. BRIAN STRICKLAND
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James M. Seneff, Jr. _________________________________ James M. Seneff, Jr.	Chairman of the Board	March 16, 2005

/s/ Robert A. Bourne _________________________________ Robert A. Bourne	Vice Chairman of the Board	March 16, 2005

/s/ John A. Griswold _________________________________ John A. Griswold	President, Chief Operating Officer and Director	March 16, 2005

/s/ Craig M. McAllaster _____________________________ Craig M. McAllaster	Director	March 16, 2005

/s/ Robert E. Parsons, Jr _____________________________ Robert E. Parsons, Jr.	Director	March 16, 2005

/s/ James Douglas Holladay _________________________________ James Douglas Holladay	Director	March 16, 2005

/s/ Jack Kemp _________________________________ Jack Kemp	Director	March 16, 2005

/s/ Dianna F. Morgan _________________________________ Dianna F. Morgan	Director	March 16, 2005

/s/ Thomas J. Hutchison III _________________________________ Thomas J. Hutchison III	Chief Executive Officer and Director	March 16, 2005

/s/ C. Brian Strickland _________________________________ C. Brian Strickland	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	March 16, 2005

/s/ Mark E. Patten _________________________________ Mark E. Patten	Senior Vice President and Chief Accounting Officer	March 16, 2005

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)
Years Ended December 31, 2004, 2003 and 2002

			Additions		Deductions
Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Utilized	Balance at End of Year

2002	Deferred tax asset valuation allowance	$—	$—	$4,314	$—	$4,314

2003	Deferred tax asset valuation allowance	$4,314	$—	$5,784	$—	$10,098

2004	Deferred tax asset valuation allowance	$10,098	$—	$63,872	$—	$73,970

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
December 31, 2004

	Initial Costs			Costs Capitalized Subsequent To Acquisition		Gross Amount at Which Carried at Close of Period
	Land	Buildings	Equipment	Improvements	Carrying Costs	Land	Buildings	Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Hotel del Coronado, Coronado, California	$68,549	$223,824	$33,024	$13,932	$—	$70,843	$234,338	$34,148	$339,329	$10,463	1888	12/2003

La Quinta Resort & Club LaQuinta, California	239,309	171,789	16,583	2,968	—	239,309	174,757	16,583	430,649	12,646	1926	4/2004

Grand Wailea Resort Hotel & Spa Wailea, Maui, Hawaii	81,343	515,161	26,619	861	—	81,343	516,022	26,619	623,984	12,092	1991	4/2004

Arizona Biltmore Resort & Spa Phoenix, Arizona	53,388	191,993	13,229	1,990	—	53,388	193,983	13,229	260,600	6,550	1929	4/2004

Hotel and Resort Properties, each less than 5% of total Various cities and states	518,020	2,596,205	314,815	211,210	—	525,661	2,762,778	351,811	3,640,250	280,517	Various	Various

	$960,609	$3,698,972	$404,270	$230,961	$—	$970,544	$3,881,878	$442,390	$5,294,812	$322,268

(1)	Transactions in real estate and accumulated depreciation during 2004, 2003 and 2002 are summarized as follows:

	Cost (2)(4)	Accumulated Depreciation
Hotel and Resort Properties
Balance, December 31, 2001	$964,669	$32,384
Acquisitions	482,167	—
Depreciation expense (3)	—	34,864

Balance, December 31, 2002	1,446,836	67,248
Acquisitions	2,082,287	—
Depreciation expense (3)	—	74,949

Balance, December 31, 2003	$3,529,123	$142,197
Acquisitions	1,785,341	—
Dispositions	(19,652)	—
Depreciation Expense (3)	—	180,071

Balance, December 31, 2004	$5,294,812	$322,268

(2)
As of December 31, 2004, 2003 and 2002, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $5.3 billion, $3.5 billion, and $1.4 billion, respectively.  All of the leases are treated as operating leases for federal income tax purposes.

(3)	Depreciation expense is generally computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4)
During the years ended December 31, 2004, 2003 and 2002, the Company incurred acquisition fees totaling  $30.2 million, $20.3 million, and $16.2 million, respectively, paid to the Advisor.  Acquisition fees are included in land and buildings at December 31, 2004, 2003 and 2002.

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

4.1	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Registration Statement on Form S-3 filed December 7, 2004 and incorporated herein by reference.)

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

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Registration Statement on Form S-3 filed December 7, 2004 and incorporated herein by reference.)

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

10.83
$1,065,000,000 Term Facility Credit Agreement by and among CNL Hospitality Partners, LP, CNL Resort Hospitality, LP and CNL Resort Holdings GP, LLC, as the borrowers, CNL Hospitality Properties, Inc., as guarantor, Deutsche Bank AG Cayman Island Branch and the Institutions from time to time party hereto, as lenders, dated as of April 2, 2004. (Previously filed as Exhibit 10.83 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.84
$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.85
$353,475,000 Term Facility Loan and Security Agreement by and among CNL Hospitality Partners, LP (as borrower), CNL Hotels & Resorts, Inc. (as a Guarantor) and Deutche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated October 13, 2004.  (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 4, 2004 and incorporated herein by reference.)

10.86
$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.87
$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.88
$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.89
$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.90
$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.91
$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.92
$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004.  (Previously filed as Exhibit 10.92 to the Registrant’s Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.93	Limited Rent Guarantee by and among CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Filed herewith.).

10.94
$90,000,000 Mezzanine and Loan Security Agreement (Senior Mezzanine) by and among CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.95
$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and amount CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.96	$230,000,000 Loan and Security Agreement by and among CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 5, 2005. (Filed herewith.)

10.97
$90,000,000 Mezzanine Note (Senior Mezzanine) by and among CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.98
$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and among CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Filed herewith.)

10.99	$230,000,000 Note by and among CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Filed herewith.)

10.100	Deferred Fee Plan. (Filed herewith.)

10.101
Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Filed herewith.)

10.102	2004 Omnibus Long-Term Incentive Plan (Included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers, LLP dated March 16, 2005. (Filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith).

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)