Form 10-K/A
CNL Hotels & Resorts, Inc.
filed 2005-05-02
CIK 1017022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Aggregate market value of the voting common stock held by non-affiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $20 share price from the Registrant’s most recent best-efforts common stock offering (after giving effect to a reverse stock split which became effective on August 2, 2004), $3,055,641,880 of the Registrant’s common stock was held by non-affiliates as of April 25, 2005.

The number of Shares of common stock outstanding as of April 25, 2005, was 152,829,594

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

CNL Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company’s fiscal year ended December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

THE BOARD OF DIRECTORS

Our Board of Directors (the “Board”) currently consists of nine members, a majority of whom are Independent Directors. Pursuant to our Articles of Incorporation, as amended (“Articles”), each of our Directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualified. Our Executive Officers all serve at the pleasure of our Board.

The following table sets forth certain information concerning the individuals who are our current Directors:

Name	Age	Position

James M. Seneff, Jr.	58	Director and Chairman of the Board
Robert A. Bourne	58	Director and Vice Chairman of the Board
Thomas J. Hutchison III	63	Chief Executive Officer and Director
John A. Griswold	56	President, Chief Operating Officer and Director
J. Douglas Holladay	58	Independent Director
Jack F. Kemp	69	Independent Director
Craig M. McAllaster	53	Independent Director
Dianna F. Morgan	53	Independent Director
Robert E. Parsons, Jr.	49	Independent Director

Set forth below is a brief description of the business experience during at least the past five years for each Director.

James M. Seneff, Jr. has served as one of our Directors and as the Chairman of our Board of Directors since our inception in June 1996. Mr. Seneff served as our Chief Executive Officer from our inception through February 13, 2003, and he served as co-Chief Executive Officer from February 14, 2003 through May 1, 2003. Mr. Seneff is a Director, Chairman of the Board of Directors and served as Co-Chief Executive Officer until April 2005 of CNL Hospitality Corp. (“CHC”). Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (“CFG” or “CNL”), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CFG and its subsidiaries since CFG’s formation in 1973. CFG is the parent company, either directly or indirectly through subsidiaries, of (1) CNL Real Estate Group, Inc. (“CREG”), which is the parent company of the various CNL advisors to unlisted REITs, including CHC, CNL Retirement Corp. and CNL Income Corp.; (2) CNL Capital Markets, Inc., which is the parent company of CNL Investment Company and its subsidiary, CNL Securities Corp., a registered broker-dealer that has served as managing dealer for various CNL-affiliated public and private offerings, including, our five previous public offerings, and (3) CNL Fund Advisors, Inc. and CNL Institutional Advisors, Inc., registered investment advisors. CFG and the entities it has established have grown to more than $16.8 billion in assets - $15.3 billion owned through companies either established or acquired by CNL and $1.5 billion in assets it manages for third-party investors - representing interests in more than 2,900 properties across North America. Mr. Seneff also serves as a Director and Chairman of the Board of Directors of CNL Retirement Properties, Inc., a public, unlisted REIT, as well as CNL Retirement Corp., its advisor. Mr. Seneff has served as a Director and Chairman of the Board of Directors since 1992 and served as Chief Executive Officer from 1992 until 2004 of Commercial Net Lease Realty, Inc., a public REIT that is listed on the New York Stock Exchange (“NYSE”). In addition, he has served as a Director and Chairman of the Board of Directors since inception in 1994, served as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003 of Trustreet Properties, Inc., a public REIT that is listed on the NYSE, formerly CNL Restaurant Properties, Inc.. Mr. Seneff has also served as a Director and Chairman of the Board of Directors of CNL Securities Corp. since 1979 and as its Chief Executive Officer since 1992. He has served as a director of CNL Investment Company since 1990 and Chairman of the Board of Directors since 2000; he also served as Chief Executive Officer from 2000 until 2004. Mr. Seneff has served as a director and Chairman of the Board of Directors since July 2003 and as Chief Executive Officer from 2003 until 2004 of CNL Institutional Advisors, Inc.. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of Directors of CNLBank, a Florida commercial bank. He served on the Florida

State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida’s principal investment advisory and money management agency and oversees the investment of more than $100 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

  Robert A. Bourne has served as one of our Directors and our Vice Chairman of our Board since our inception in 1996. Mr. Bourne served as our Treasurer from 1996 until July 2004. Mr. Bourne also serves as a director, Vice Chairman of the Board of Directors and as Treasurer of CHC. Mr. Bourne served as President of our Company and of CHC from 1997 to June 2002. Mr. Bourne is also the President and Treasurer of CFG and a director, Vice Chairman of the Board of Directors and Treasurer of CNL Retirement Properties, Inc., as well as a director, Vice Chairman of the Board of Directors and Treasurer of CNL Retirement Corp. Mr. Bourne served as President of CNL Retirement Properties, Inc. and CNL Retirement Corp. from 1998 and 1997, respectively, to June 2002. Mr. Bourne also serves as a director, Vice Chairman of the Board and Treasurer of CNL Income Properties, Inc, as well as CNL Income Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He serves as a director and Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board of Directors since February 1999, of Trustreet Properties, Inc., formerly CNL Restaurant Properties, Inc. Mr. Bourne also serves as a director, Chief Executive Officer, and Treasurer for various affiliates of CFG, including CNL Investment Company, CNL Securities Corp., and CNL Institutional Advisors, Inc. CFG and the entities it has established or acquired have grown to more than $16.8 billion in assets - $15.3 billion owned through companies either established or acquired by CNL and $1.5 billion in assets it manages for third-party investors-representing interests in more than 2,900 properties across North America. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970, where he received a B.A. in Accounting, with honors.

James Douglas Holladay has served as one of our Independent Directors since July 2004. Mr. Holladay has served as general partner of two firms: Thornton Group, LLC from 1996 to 2002, which invests in start-up business ventures and advises public and private companies, and since 1998, he has also served as general partner of Park Avenue Equity Partners, LP, a private equity fund that makes investments in operating companies. Mr. Holladay is a director of Sunrise Senior Living, Inc. Mr. Holladay was a Senior Officer with Goldman, Sachs & Co., an international investment banking firm, until 1995. He also previously held senior positions of responsibility in both the White House and Department of State. Mr. Holladay has served as an advisor and Board member to numerous organizations, both private and public, including Morehouse College, Harvard University, Heidrick & Struggles, an executive search firm, Hughes Supply, a wholesale distributor, and United Way International. Mr. Holladay received a B.A. in 1969 from the University of North Carolina and an M.A. in 1978 from Princeton Theological Seminary and an M. Litt. in 1981 from Oxford University.

Jack F. Kemp has served as one of our Independent Directors since July 2004. Currently, Mr. Kemp is the Founder and Chairman of Kemp Partners. In 1993, Mr. Kemp co-founded Empower America, a public policy and advocacy organization, and has since served as co-director of the organization. In August 1996, he received the Republican Party’s nomination for Vice President under presidential candidate Bob Dole. Prior to founding Empower America, Mr. Kemp served as Secretary of Housing and Urban Development from 1990 to 1993, and as a U.S. Representative for western New York from 1971 to 1989. Before his election to Congress, Mr. Kemp played 13 years as a professional football quarterback and co-founded the American Football League Players Association. He received a B.A. in 1957 from Occidental College. Mr. Kemp also currently serves as a director for Hawk Corporation, IDT Corporation, InPhonic, and Oracle Corporation.

Craig M. McAllaster, Ed.D. has served as one of our Independent Directors since 1999. Dr. McAllaster is Dean of the Roy E. Crummer Graduate School of Business at Rollins College. He directed the Executive MBA program from 1994 through 2000, has been on the management faculty and served as Executive Director of the international consulting practicum programs at the Crummer School. Prior to Rollins College, Dr. McAllaster was on the faculty at the School of Industrial and Labor Relations and the Johnson Graduate School of Management, both at Cornell University and the University of Central Florida. Dr. McAllaster spent over ten years in the consumer services and electronics industry in management, organizational and executive development positions. He is a consultant to a variety of domestic and international companies in the areas of strategy and leadership. Dr. McAllaster received a B.S. from the University of Arizona in 1972, an M.S. from Alfred University in 1980 and an M.A. in 1985 and Doctorate in 1987, both from Columbia University.

Dianna F. Morgan has served as one of our Independent Directors since July 2004. Ms. Morgan had a 30-year career with Walt Disney World Company, most recently serving as Senior Vice President of Public Affairs from 1993 to 2001, where she was responsible for government, community and media relations, as well as the Disney Institute. She was appointed by Governor Jeb Bush to the University of Florida Board of Trustees and previously served as a member of the Orange County Tourist

Development Commission, the Florida Tourism Commission and Enterprise Florida. Ms. Morgan received a B.A. in 1995 from Rollins College.

Robert E. Parsons, Jr. has served as one of our independent Directors since September 2003. Since July 2004, Mr. Parsons has served as Executive Vice President and Chief Financial Officer of Exclusive Resorts, a Denver-based luxury residence club. Mr. Parsons is also the Managing Director of Wasatch Investments, which provides advisory and consulting services to the real estate and lodging industries. Prior to Wasatch Investments, Mr. Parsons spent 22 years at Host Marriott Corporation, a REIT that owns full service hotel properties, where from 1995 to 2003, he served as Executive Vice President and Chief Financial Officer. He also previously served as Chairman of the Hotel Development Council of the Urban Land Institute. Mr. Parsons also serves as a director of TenFold Corporation. Mr. Parsons received a B.A. in 1979 and an M.B.A. in 1981 from Brigham Young University.

Thomas J. Hutchison III has served as our Chief Executive Officer since May 2003 and has served as a Director since July 2004. Mr. Hutchison has served as Co-Chief Executive Officer of CHC since February 2003 and has been a director of CHC since August 2000. From June 2002 through March 2003, Mr. Hutchison served as our President and President of CHC. From May 2000 to June 2002, Mr. Hutchison served as our Executive Vice President and Executive Vice President of CHC, and from May 2000 to July 2002, he served as Executive Vice President and from July 2002 to September 2004 as President and as Chief Executive Officer since June, 2004 of CNL Hotel Investors, Inc. In addition, Mr. Hutchison has served as President and Chief Operating Officer of CREG, the parent company of CNL Retirement Corp. and the parent company of CHC, since January 1, 2000. He also served as the President and Chief Operating Officer of CNL Realty & Development Corp. Mr. Hutchison also has served as President and Chief Executive Officer of CNL Retirement Properties, Inc. and as President and Chief Executive Officer of CNL Retirement Corp., its advisor, each since August 2003. He currently serves as a director of CNL Retirement Corp. Mr. Hutchison also serves as Chief Executive Officer of CNL Income Properties, Inc., a public, unlisted REIT. In addition, Mr. Hutchison serves as Chief Executive Officer and a director of CNL Income Corp., the advisor to CNL Income Properties, Inc. From 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Retirement Properties, Inc. and CNL Retirement Corp. Mr. Hutchison joined CFG in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. Prior to joining CNL, Mr. Hutchison was President and owner of numerous real estate services and development companies. From 1990 to 2000, he was Chairman and Chief Executive Officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed President and Chief Executive Officer of General Development Corporation, a real estate community development company. From 1986 to 1990, he was the Chairman and Chief Executive Officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the President and Chief Executive Officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock’s nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison attended Purdue University and the University of Maryland Business School.

John A. Griswold has served as our President since March 2003, as our Chief Operating Officer since October 2003 and as one of our Directors since July 2004. The functions of Acquisitions and Business Development, Portfolio and Asset Management, Planning, Design, Construction, and the Office of General Counsel report to Mr. Griswold. Mr. Griswold also has served as a Director and President of CHC since March 2003 and has been CHC’s Chief Operating Officer since October 2003, and has over 30 years of experience in the hospitality industry. From January 1999 to February 2003, Mr. Griswold served as one of our Independent Directors. From 1985 to March 2003, Mr. Griswold served as a senior executive, including as president from 1999 to March 2003, of Tishman Hotel Corporation, an operating unit of Tishman Realty & Construction Co., Inc., founded in 1898. Tishman Hotel Corporation is one of the nation’s largest developers, owners and operators of upscale full service hotels and resorts. The Tishman Corporation provided such services for more than 85 hotels totaling more than 30,000 rooms. Tishman’s major developments included the Walt Disney World Swan and Dolphin resorts in Orlando, the Sheraton Chicago Hotel and Towers, the Westin Rio Mar Beach Resort in Puerto Rico and the Westin New York at Times Square. From 1981 to 1985, Mr. Griswold served as general manager of the Buena Vista Palace Hotel in The Walt Disney World Resort. From 1978 to 1981, he served as vice president and general manager of the Homestead Resort, a luxury condominium resort in Glen Arbor, Michigan. In addition, Mr. Griswold served as an operations manager for The Walt Disney Company from 1971 to 1978. He was responsible for operational, financial and future planning for multi-unit dining facilities in Walt Disney World and Lake Buena Vista Country Club. He is a member of the Board of Directors of the Florida Hotel & Lodging Association, Chairman of Orlando/Orange County Convention & Visitors Bureau, Inc. and Chairman of the First Orlando Foundation. Mr. Griswold received a B.S. from the School of Hotel Administration at Cornell University in June 1971.

EXECUTIVE OFFICERS

      Our Executive Officers are as follows:

Name	Age	Position
Thomas J. Hutchison III	63	Chief Executive Officer
John A. Griswold	56	President and Chief Operating Officer
C. Brian Strickland	42	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer
Barry A.N. Bloom	41	Senior Vice President of Portfolio Management and Administration
Mark E. Patten	41	Senior Vice President and Chief Accounting Officer
Marcel Verbaas	35	Senior Vice President and Chief Investment Officer

C. Brian Strickland has served as our Senior Vice President of Finance and Administration from 1998 through 2002, as our Executive Vice President since 2002 and as our Chief Financial Officer since January 2004. Mr. Strickland has also served as our Corporate Secretary since April 2004 and Treasurer since February 2005. Mr. Strickland has served as Executive Vice President of CHC since July 2002 and Chief Financial Officer of CHC since October 2004. Mr. Strickland also serves as Executive Vice President for CNL Hotel Development Company and CNL Hotel Investors, Inc. Mr. Strickland is responsible for all aspects of corporate finance and capital market initiatives, as well as accounting, financial reporting and forecasting. Since joining CHC in 1998, Mr. Strickland has overseen the acquisition financing of over $6.0 billion in hotels and resorts and has directed the implementation of our accounting, financial reporting and cash management processes and procedures. From 1989 to 1997, Mr. Strickland served as Director of Tax for Wyndham Hotels and Resorts, where he was integrally involved in structuring acquisitive transactions including the consolidation and initial public offering of Wyndham Hotels Corp. in 1996 and its subsequent merger with Patriot American Hospitality, Inc. Prior to 1989, Mr. Strickland was senior tax accountant for Trammell Crow Company, where he provided consulting services to regional development offices. From 1986 to 1988, Mr. Strickland was a tax consultant with Ernst & Whinney, where he was a member of the real estate practice group. Mr. Strickland is a certified public accountant and received a B.A. in Accounting from Texas Tech University in 1985.

Barry A.N. Bloom has served as our Senior Vice President of Portfolio Management and Administration since May 2003. Mr. Bloom also has served as Senior Vice President of CHC since May 2003. Mr. Bloom is responsible for the oversight of select hotel assets, as well as directing efforts in management and franchise agreement administration, market planning and feasibility, real estate ownership issues, hotel technology and integrating acquisitions into our existing portfolio management systems. Immediately prior to joining CHC, Mr. Bloom served as Vice President — Investment Management for Hyatt Development Corporation for three years. At Hyatt, he was responsible for providing ownership discipline and oversight for over 50 hotels and provided direction and decision making for capital expenditures and real estate issues. Prior to serving as Vice President of Hyatt, Mr. Bloom was a First Vice President at Tishman Hotel Corporation, where he spent over 10 years in a variety of capacities including investment banking, asset management and property management. Prior to joining Tishman, he worked for VMS Realty Partners and Pannell Kerr Forster. Mr. Bloom received an MBA from the Johnson School at Cornell University in 2001 and a B.S. from the School of Hotel Administration at Cornell University in 1986.

Mark E. Patten has served as the Senior Vice President and Chief Accounting Officer of CHC since February 2004 and has served as our Senior Vice President and Chief Accounting Officer since April 2004. Mr. Patten is primarily responsible for our financial accounting and reporting areas, Securities and Exchange Commission (“SEC”) compliance, and our internal audit function. In this capacity, Mr. Patten works closely with our Audit Committee and our Chief Financial Officer in, among other things, establishing and maintaining efficient and effective disclosure controls and compliance with SEC rules and regulations. Mr. Patten brings 19 years of experience in the areas of accounting, SEC reporting and corporate finance. Prior to his employment with us, Mr. Patten served for less than one year as the Chief Financial Officer of SRK Management Company, served two years with Danka Office Imaging Systems, a publicly-traded provider of office imaging equipment and services as Vice President of Finance, two years as Chief Financial Officer of World Commerce Online, a publicly-traded software development firm, and nearly two years as Chief Accounting Officer and Assistant Corporate Secretary for Vistana Inc., a publicly-traded developer and operator of timeshare resorts. During Mr. Patten’s tenure as Chief Financial Officer of World Commerce Online, World Commerce Online filed a petition pursuant to Chapter 11 of the federal bankruptcy laws. In addition, Mr. Patten spent 13 years with KPMG, including two years in KPMG’s Department of Professional Practice in New York and was elected into the partnership of KPMG in 1997. Mr. Patten received a B.A. in accounting from the University of Florida in 1986 and received his certification as a public accountant in 1988.

Marcel Verbaas has served as our Senior Vice President and Chief Investment Officer since January 2005. Mr. Verbaas also served as Chief Investment Officer of CNL Retirement Corp. from July 2003 to December 2004 and Senior Vice President of CNL Retirement Corp., the advisor to CNL Retirement Properties, Inc., from September 2003 to December 2004. Mr. Verbaas previously served as Senior Vice President of Structured Investments for CHC from August 2000 through July 2003. Prior to joining CNL, he served as Director of Corporate Finance for Stormont Trice Development Corporation, a private hotel development company with substantial expertise in public-private ventures, from July 1998 to August 2000. His responsibilities included the negotiation of all debt and equity investments for development projects, as well as the analysis of development and acquisition opportunities. Mr. Verbaas acquired extensive real estate finance expertise through various originations and underwriting positions with GE Capital Corp. and Ocwen Financial Corp. During his tenure at Ocwen Financial Corp., he assisted in the formation of its affiliated REIT. While he originated, structured and underwrote transactions in all types of commercial real estate, Mr. Verbaas primarily focused on providing financing in the hospitality industry. A native of The Netherlands, Mr. Verbaas received a master’s degree in business economics from Erasmus University of Rotterdam, The Netherlands.

The backgrounds of Messrs. Hutchison and Griswold are described above under “THE BOARD OF DIRECTORS.”

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a standing Audit Committee, the members of which are selected by our Board each year. The Audit Committee operates under a written charter adopted by our Board, a copy of which was attached as Appendix F to the Company’s definitive proxy statement filed on June 21, 2004. The members of our Audit Committee are Robert E. Parsons, Jr., Craig M. McAllaster, and Dianna F. Morgan, all of whom qualify as “Independent Directors” under our Articles, the NYSE listing standards and applicable SEC rules. Mr. Parsons serves as Chairman of the Audit Committee, and our Board has determined that he is an audit committee financial expert as defined in Item 401 of Regulation S-K. We believe that each of our Audit Committee members is financially sophisticated and able to read and understand our financial statements. The Audit Committee met sixteen times during the year ended December 31, 2004.

The Audit Committee helps to ensure the integrity of our financial statements and evaluates the qualifications and independence of our independent auditor and oversees the performance of our internal audit function. The Audit Committee’s functions are to select, assist and meet with the independent auditor, oversee each annual audit and quarterly reviews, ensure that we establish and maintain our internal audit controls and approve the report that federal securities laws require be included in our annual proxy statement. In addition, our Audit Committee has established procedures for handling any complaints we receive regarding accounting, internal accounting controls, or auditing matters, as well as any confidential, anonymous submissions by any of our employees regarding concerns about questionable accounting or auditing matters. We will provide appropriate funding, as determined by our Audit Committee, to our independent accountants, internal auditors, any advisors the Audit Committee employs and for other expenses of the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On July 30, 2004 the following individuals were elected as members of our Board of Directors and did not properly file all applicable Form 3s within 10 days of their election. The appropriate Form 3s were filed on the dates noted below:

Board Member	Filing Date
Jack F. Kemp	August 18, 2004
Dianna F. Morgan	August 18, 2004
Thomas J. Hutchison III	August 18, 2004
John A. Griswold	August 25, 2004
J. Douglas Holladay	August 25, 2004

On December 1, 2004, we granted restricted common stock to the following individuals who did not properly file Form 4s by the end of the second business day following the grants. Form 4s were filed on the dates noted below:

Board Member	Filing Date
Jack F. Kemp	January 5, 2005
Dianna F. Morgan	January 5, 2005
J. Douglas Holladay	January 5, 2005
Craig M. McAllaster	January 12, 2005
Robert E. Parsons, Jr.	January 12, 2005

During the fiscal year ended December 31, 2004, we did not have any beneficial owners who held more than ten percent of our common stock.

CODE OF ETHICS

We have adopted a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. Our code of ethics, which is entitled “Code of Business Conduct,” is available on the Internet at our website at http://www.cnlhotels.com by accessing the “Investor Relations” link and then the “Corporate Governance” link.

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

Prior to July 2004, each Independent Director received $1,000 per Board meeting attended ($500 for each telephonic meeting in which the Director participated). Beginning with the fiscal quarter ending on September 30, 2004, each Independent Director was entitled to receive $10,000 quarterly in cash for serving on our Board, and a quarterly stock grant of shares having a value equal to $10,000 (based on an estimated price of $20 per share), and an attendance fee of $2,000 per meeting of our Board or any committee of the Board, whether attended in person or telephonically. Directors who are employees CHC will not receive compensation for their services as Directors. During 2004, each Independent Director received initial stock grants under the terms of our long-term incentive plan, as follows:

•	All existing Directors who served prior to the 2004 Annual Meeting of Stockholders received a stock grant of 5,000 shares;
•	Members of the special committee formed in connection with our proposed merger with CHC (the “Special Committee”) received an additional stock grant of 2,500 shares; and
•	New Directors elected in July 2004 who did not provide services prior to the 2004 Annual Meeting of Stockholders received a stock grant of 2,500 shares.

Prior to July 1, 2004, the members of the Audit Committee were entitled to receive $1,000 (or $1,500, in the case of the Chairman of the Audit Committee) per Audit Committee Meeting attended in person or telephonically. In addition to the above compensation, the Chairman of the Audit Committee was entitled to receive $1,500 per meeting attended with our independent accountants in person or telephonically and for each meeting with our independent accountants in which the Chairman participated as the representative of the Audit Committee.

Beginning in the fiscal quarter ended September 30, 2004, the Audit Committee Chairman was entitled to receive compensation of $3,750 in cash for serving as Chairman, the Chairman of our Compensation Committee was entitled to receive $2,500 and the Chairman of our Nominating and Corporate Governance Committee, as well as our other Board committee chairs (except as determined by our Board) was entitled to receive $1,250. In each case, this compensation will be earned on a quarterly basis.

Directors who are members of the Special Committee, formed in connection with the proposed Merger with CHC, are entitled to receive additional fees for services as members of that Special Committee. The members of the Special Committee received compensation as follows: Mr. Parsons, the committee chair, received a one-time payment of $90,000; Craig McAllaster (a current member of the Special Committee) and Charles Adams (a former member of the Special Committee), each received a one-time payment of $60,000; and each of the three received $1,500 per meeting. Mr. Kemp will receive $30,000 for his current participation on the Special Committee and will also receive $1,500 per each Special Committee meeting that he attends.

On December 31, 2004 a Special Litigation Committee comprised of our three non-defendant Independent Directors, was formed for the purpose of monitoring the arbitration proceedings regarding the Company and its directors rights and obligations concerning indemnification as it pertains to legal defense and liability associated with the class action lawsuit and subsequent administration of indemnification and to approve local counsel to represent us in connection with the arbitration proceedings.

Directors are also entitled to reimbursement for expenses incurred in fulfilling their duties as our Directors and receive complimentary hotel rooms, food and beverages and related services at our hotels and resorts when on personal travel, including reimbursement for associated taxes. In 2005 we implemented a deferred compensation program for our Directors, allowing them to defer all or a portion of their compensation.

The following table summarizes the compensation that was paid to each Independent Director for the year ended December 31, 2004:

Independent Director	Cash Payments	Stock Grants *

Charles Adams**	$ 119,983	7,500
Lawrence Dustin**	25,583	5,000
J. Douglas Holladay***	33,916	3,000
Jack F. Kemp***	30,916	3,000
Craig M. McAllaster***	166,600	8,000
Robert E. Parsons, Jr.***	205,550	8,000
Dianna F. Morgan***	41,616	3,000

*	Shares of common stock.
**	Messrs. Adams and Dustin served as Directors until the 2004 Annual Meeting of Stockholders and did not stand for re-election.
***	Each of our Independent Directors was entitled to receive 500 shares for their services during the fourth quarter of 2004, which had not been granted as of December 31, 2004.

Executive Officer Compensation

We did not pay any compensation to our Officers and Directors who also served as Officers and Directors of CHC or its affiliates. No annual or long-term compensation was paid by us to any Officers for services rendered in any capacity to us during the years ended December 31, 2004, 2003 and 2002.

In addition, none of our Officers received an annual salary or bonus from us during the years ended December 31, 2004, 2003 and 2002. Our Officers were also employees and Officers of CHC or its affiliates and received compensation from CFG and its affiliates in part for services provided to us. See “Certain Relationships and Related Transactions” for a description of the fees payable and expenses reimbursed to CHC and its affiliates.

If a merger with CHC were to occur, our Officers would become our employees and would be compensated by us. It is also anticipated that if such a merger were to occur, our Officers would receive restricted stock grants under the terms of our long-term incentive plan, which is administered and implemented by the Compensation Committee. For additional information related to the possible Merger, see “Item 13. Certain Relationships and Related Transactions.” Also see “Item 13” for a discussion of the employment agreements that are effective upon consummation of a Merger.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1, 2005, the number and percentage of outstanding shares of common stock, par value $0.01 per share, beneficially owned by each Director, by each of our Executive Officers, and by all Executive Officers and Directors as a group, based upon information furnished to us by such Directors and Executive Officers. We are not aware of any person or group that is the beneficial owner of more than five percent of our outstanding common stock. Unless otherwise listed, the address of each of the persons listed below is c/o CNL Hotels & Resorts, Inc., CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

NAME AND ADDRESS OF BENEFICIAL OWNER	TOTAL NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
Barry A.N. Bloom	--	--
Robert A. Bourne	--	--
John A. Griswold	--	--
J. Douglas Holladay	3,000	(1)
Thomas J. Hutchison III	--	--
Jack F. Kemp	3,000	(1)
Craig M. McAllaster	8,000	(1)
Dianna F. Morgan	3,000	(1)
Robert E. Parsons, Jr.	8,000	(1)
James M. Seneff, Jr.	10,000	(2)(1)
C. Brian Strickland	--	--
Mark E. Patten	--	--
Marcel Verbaas	--	--
All Directors and Executive Officers as a group (13 persons)	35,000	(2)(1)

(1) Less than one percent of the total amount of our outstanding shares of common stock.

(2) Represents 10,000 shares held by CHC, of which Mr. Seneff is a director. Mr. Seneff and his spouse share beneficial ownership of CHC through their ownership of CFG, which they hold through ownership of its parent company, CNL Holdings, Inc. CHC is a majority owned subsidiary of CFG.

Equity Compensation Plan Information

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

Our long-term incentive plan that awards may be granted under the plan in the form of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units to our employees, Directors and consultants or any of our affiliates' employees, directors and consultants. A total of 1,788,000 shares were initially reserved for issuance as stock awards.  No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. The plan is administered by the Compensation Committee of our Board.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2004, we entered into a merger agreement (the “Existing Merger Agreement”) with CHC pursuant to which all of the outstanding shares of capital stock of CHC would be exchanged for a total merger consideration of $297.0 million, comprised of approximately $267.3 million of our common shares and approximately $29.7 million in cash. On April 8, 2005, we filed a Current Report on Form 8-K reporting that the Special Committee of our Board, on our behalf, is in discussions with CHC regarding the possible amendment of the Existing Merger Agreement and that, although the Existing Merger Agreement remains in effect, it is currently contemplated that the merger will not be consummated on its present terms. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. A merger between us and CHC, under whatever terms may ultimately be consummated, if at all, is hereinafter referred to as “a Merger”.

Present Terms of Existing Merger Agreement

Under the terms of the Existing Merger Agreement we would assume and repay a loan in the amount of approximately $11.0 million. Certain of our Officers, Directors and their respective affiliates who own interests in CHC would receive $267.3 million worth of our shares of common stock and none of the cash. The Existing Merger Agreement provides that upon consummation of a Merger, the surviving corporation would continue as our wholly-owned subsidiary and would succeed to all of the assets, liabilities and business of CHC, and CHC’s officers and other employees will become our employees. As a result, we would become self-advised. The Merger is subject to the fulfillment of certain conditions which have not occurred as of the date of this Form 10-K/A. As a result, the Existing Merger Agreement may be terminated at any time by either party, although neither party has done so. There can be no assurance that we will agree with CHC to amend the Existing Merger Agreement, or if amended, that such amended merger agreement or any merger agreement will be consummated or the terms or the timing thereof.

Certain of our Officers, Directors and affiliates are stockholders of CHC and under the terms of the Existing Merger Agreement would receive, based on the per share assumption, shares of our common stock if the Merger is consummated. James M. Seneff, Jr., individually and through his ownership of CREG, owns 68.1 percent of CHC; Robert A. Bourne owns 15.3 percent of CHC; Thomas J. Hutchison III owns 3.2 percent of CHC; John A Griswold owns 0.9 percent of CHC; C. Brian Strickland owns 1.4 percent of CHC; and Barry A.N. Bloom owns 0.3 percent of CHC.

As a condition to the Existing Merger Agreement, we agreed to enter into a registration rights agreement with CHC’s stockholders who would receive our common shares if a Merger were consummated (the “Registration Rights Agreement”). The Registration Rights Agreement requires us, on up to two occasions, on demand of holders of shares with an aggregate offering price equal to at least $10.0 million, to use our best efforts to prepare and file a registration statement within 90 days of the demand that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration.

During the period from the execution of the Existing Merger Agreement until the Effective Time (as defined in the Existing Merger Agreement), (i) CHC will continue to earn and be paid asset management fees in accordance with the advisory agreement, as amended, with CHC (the “Advisory Agreement”); (ii) CHC will continue to earn and be paid development fees earned by CHC and its affiliates in the ordinary course of business prior to the closing date of the Merger; and (iii) CHC will continue to be reimbursed for expenses incurred in the ordinary course of business, including but not limited to accounting fees, in accordance with the terms of the Advisory Agreement. During the period from April 29, 2004 until the effective time, CHC will not be entitled to receive any other fees from us under the Advisory Agreement (or any predecessor agreement thereto) or under our articles of incorporation or bylaws. If the Existing Merger Agreement is terminated, we will be obligated to pay to CHC, in addition to the fees described above, acquisition fees related to permanent financing, as well as acquisition fees related to the sale of common stock under the terms of our distribution reinvestment plan which would amount to a total of approximately $82.7 million (as of March 16, 2005) in acquisition fees, that CHC otherwise would be entitled to under the terms of the Advisory Agreement. These fees have not been paid or accrued pursuant to the Existing Merger Agreement.

Some of our Directors and all of our Officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, Strickland, Bloom and Patten, hold similar positions with CHC. In addition, Mr. Bourne is an officer of CNL Securities Corp., an affiliate of CHC and the managing dealer of our five prior public offerings of common shares and a wholly-owned subsidiary of CFG. Mr. Seneff, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent of CFG and its subsidiaries which in turn, wholly owns CREG, the owner of 53.3 percent of the outstanding shares of common stock of CHC.  CHC is by contract entitled to receive fees and compensation for services provided in connection with our common stock offerings, and the acquisition, development, management and sale of our assets. CNL Securities Corp. was by contract entitled to receive fees and compensation for services provided in connection with prior common stock offerings. Amounts incurred relating to these services and to our prior offerings were $109.6 million and $202.2 million for the years ended December 31, 2004 and 2003, respectively. Of these amounts, approximately $5.9 million and $10.1 million were paid in 2005 and 2004 and are included in “due to related parties” in the consolidated balance sheets as of December 31, 2004 and 2003, respectively, filed as part of our Form 10-K on March 16, 2005. The remainder was paid in the year incurred.

For the year ended December 31, 2004, CNL Securities Corp. was entitled to receive selling commissions amounting to 7.5 percent of the total amount raised from the sale of our common shares for services in connection with our public offerings of those shares, the majority of which may be paid as commissions to other broker-dealers. For the year ended December 31, 2004, we paid approximately $47.5 million of such fees, the majority of which have been reallowed by CNL Securities Corp. as commissions to unaffiliated broker-dealer firms.

In addition, for the year ended December 31, 2004, CNL Securities Corp. was entitled to receive a marketing support fee and due diligence expense reimbursements equal to 0.5 percent of the total amount raised from the sale of shares in connection with our public offerings. For the year ended December 31, 2004, we paid approximately $3.1 million of such fees, the majority of which have been reallowed to other broker-dealers.

CHC is entitled to receive acquisition fees for services in identifying the properties and structuring the terms of the acquisitions, leases of the properties and the mortgage loans equal to 4.5 percent of the total amount raised from the sale of shares and loan proceeds from permanent financing and a portion of the line of credit proceeds that are used to acquire properties. For the year ended December 31, 2004, we paid approximately $30.2 million of such fees.

Development Company, a subsidiary of CHC, is entitled to receive fees in connection with the development, construction or renovation of certain properties, generally equal to four to five percent of anticipated project costs. During the year ended December 31, 2004, we paid approximately $2.2 million of such fees.

On March 31, 2005, we entered into a renewal agreement (the “Renewal Agreement”) with CHC with respect to the Advisory Agreement dated as of April 1, 2004 between us and CHC, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to CHC, we will determine the comparable current market percentage Rate of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and will propose any new Rate to CHC on or before May 1, 2005, which we did.  CHC will respond to our proposal on or before June 1, 2005. If CHC does not respond by June 1, 2005, the Rate proposed by us will be deemed to be the new Rate. In the event that the parties cannot agree, after good faith negotiations, upon a new Rate on or before July 1, 2005, the Parties will submit the determination of the Rate to binding arbitration, so long as the arbitration of this matter will not be inconsistent with applicable law or our articles of incorporation, as amended.

The Renewal Agreement also provides that for purposes of the Merger Agreement, the Renewal Agreement is subject to the provisions of Section 8.13 of the Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses.

Under our current Advisory Agreement with CHC, CHC is entitled to receive a monthly asset management fee of one-twelfth of 0.60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which is not allowed to exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, at the sole discretion of CHC. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year as determined. During the year ended December 31, 2004, we incurred approximately $26.5 million of such fees.

We incur operating expenses which, in general, are those expenses relating to our administration on an ongoing basis. Pursuant to the Advisory Agreement then in effect, CHC was required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed in any four consecutive fiscal quarters, the greater of 2 percent of average invested assets or 25 percent of net earnings. For the year ended December 31, 2004, our operating expenses did not exceed these amounts.

CHC and its affiliates, including CNL Shared Services, Inc., a subsidiary of CNL Holding, Inc., the parent of CFG, provide various administrative services to us, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations, on a day-to-day basis. For the year ended December 31, 2004, we incurred a total of approximately $12.5 million for these services, approximately $8.2 million representing stock issuance costs and approximately $4.3 million representing general operating and administrative expenses, including costs related to the preparation and distribution of reports required by the SEC.

We maintain bank accounts in a bank in which Messrs. Seneff and Bourne serve as Directors, and in which CFG, an affiliate of CHC, is a stockholder. The amount deposited with this bank was approximately $41.7 million at December 31, 2004.

We own a 9.9 percent interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which CHC and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of CHC. In connection with this acquisition, we have severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership.

  We believe all amounts paid by us to our affiliates are fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.

Agreements with Certain of Our Officers and Directors

Pursuant to the Existing Merger Agreement, we have entered into employment agreements with Messrs. Hutchison, Griswold, Strickland, and Bloom, which would be effective as of the effective date of a Merger. We have also entered into indemnification agreements with certain of our Directors and certain of our Officers.

We plan to issue long-term incentive stock awards in the form of deferred shares pursuant to the terms of a program to be administered by our Compensation Committee. Under the terms of the Existing Merger Agreement, the program will begin as of the effective date of a Merger and continue until December 31, 2007.

Covenants Not to Compete

Pursuant to the Existing Merger Agreement, during the period commencing on the effective time of a Merger under such agreement and terminating on the fifteenth anniversary of the effective time of such Merger (the “Restricted Period”), each of CFG, CREG, James M. Seneff, Jr., and Robert A. Bourne (collectively, the “CNL Group”) have agreed not to, and to cause each of their respective affiliates not to, directly or indirectly engage in any activities within the United States of America, Canada and Europe that are in competition with us or the surviving corporation, including, but not limited to, (i) sponsoring or organizing, or assisting any other person in sponsoring or organizing, an investment vehicle in the lodging industry; or (ii) providing asset management or other advisory services to, or assisting another person in providing asset management or advisory services to, any investment vehicle in the lodging industry; provided, however, that, the following will not violate this restrictive covenant:

•
Activities taken by any member of the CNL Group, the CNL Group or any of their respective affiliates with respect to the investment in recreational facilities or recreational properties, including golf courses, ski resorts, campgrounds, recreational vehicle parks and marinas, in which lodging is only incidental to the primary purpose of the facility or property,

•
Activities taken by any member of the CNL Group, the CNL Group or any of their respective affiliates with respect to facilities, such as condominiums and time share properties, in which 50 percent or more of the ownership interests of such facility exist on a fractional basis,

•	The investment by Mr. Seneff, Mr. Bourne or any of their respective affiliates in certain specified properties.

       In addition, under the employment agreements to be entered into under the terms of the Existing Merger Agreement with Messrs. Hutchison, Griswold, Strickland and Bloom, each such individual has agreed that he will not, during the term of his respective employment agreement and for a period of one year thereafter (two years in the case of Messrs. Hutchison and Griswold terminating employment after a change of control) and except for certain limited exceptions, engage in, or participate in any capacity in any business that engages in, any business that is competitive with our business with assets in excess of $500 million. Each such employment agreement provides for a variety of remedies, including injunctive relief, if this provision is breached. These provisions, coupled with the non-compete provisions contained in the Existing Merger Agreement, and assuming the employment agreements would be renewed at the expiration of their respective terms on similar terms, have the effect of constraining the ability of Messrs. Hutchison, Griswold, Strickland and Bloom to compete with us for one year after such individuals leave our employ. However, there is no assurance that these and other provisions of the employment agreements will not be changed in connection with any changes to the Existing Merger Agreement.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table presents fees billed for services rendered by PricewaterhouseCoopers, LLP (“PWC”), our independent accountants, for the fiscal years ended December 31, 2004 and 2003.
	Fiscal Year

	2004	2003

Audit Fees(a)	$1,971,180	$508,776
Audit-Related Fees(b)	849,971	192,500
Tax Fees(c)	557,516	147,189
All Other Fees(d)	—	—

Total	$3,378,667	$848,465

_____________________________

(a)
Audit Fees — Consist of professional services rendered in connection with the annual audit of our consolidated financial statements on Form 10-K, quarterly reviews of our interim financial statements on Form 10-Q and attestation services performed in connection with our certification pursuant to Section 404 of the Sarbanes-Oxley Act. Audit fees also include fees for services performed by PWC that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include the issuance of comfort letters and consents related to our registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

(b)	Audit Related Fees — Consist of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

(c)
Tax Fees — Consist of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

(d)	All Other Fees — There were no other professional services rendered by PWC during the years ended December 31, 2004 and 2003.

Pre-Approval Policies and Procedures

It is our policy and the policy of our Audit Committee that audit related services and non-audit related services, which are provided by our independent accountants falling into the categories below, do not require advance written approval by our Audit Committee unless they exceed $25,000 for individual engagements. Once individually insignificant assignments, which otherwise do not require written approval, exceed $150,000 during any fiscal year we must obtain prior written approval from our Audit Committee for subsequent assignments. Any services that fall outside the categories listed below, regardless of the cost, must be approved in writing by our Audit Committee prior to work commencing on the engagement. Our Audit Committee, our independent accountants, and we understand that in order to maintain our independence from PWC, certain types of advisory and consulting services may not be provided to us by PWC. We generally limit the non-audit related services we receive from our independent accountants to the following:

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

      4. Advisory and review services in connection with the filing of our registration statements with the SEC including Forms S-3, Forms S-11, amendments, pro forma financial statements, consents, other agreed upon procedures, etc.;

5. Tax return preparation services;

6. Advisory services in connection with ongoing corporate and state income tax issues; and

7. Advisory services regarding prospective tax issues in connection with property acquisitions and other corporate transactions.

During the fiscal years ended December 31, 2004 and December 31, 2003, all audit, audit-related and tax services performed by our independent accountants which required pre-approval, as defined in our Audit Committee’s policies and procedures, were pre-approved. Services other than audit, review, or attest services, which did not require pre-approval pursuant to those policies were brought to the attention of the Audit Committee and approved prior to the completion of our annual audit by the Chairman of our Audit Committee in accordance with SEC rules and regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2005.

CNL HOTELS & RESORTS, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James M. Seneff, Jr. _______________________ James M. Seneff, Jr.	Chairman of the Board	April 29, 2005

/s/ Robert A. Bourne _______________________ Robert A. Bourne	Vice Chairman of the Board	April 29, 2005

/s/ John A. Griswold _______________________ John A. Griswold	President, Chief Operating Officer and Director	April 29, 2005

/s/ Craig M. McAllaster _______________________ Craig M. McAllaster	Director	April 29, 2005

/s/ Robert E. Parsons, Jr. _______________________ Robert E. Parsons, Jr.	Director	April 29, 2005

/s/ James Douglas Holladay _______________________ James Douglas Holladay	Director	April 29, 2005

/s/ Jack Kemp _______________________ Jack Kemp	Director	April 29, 2005

/s/ Dianna Morgan _______________________ Dianna Morgan	Director	April 29, 2005

/s/ Thomas J. Hutchison III ______________________ Thomas J. Hutchison III	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005

/s/ C. Brian Strickland ______________________ C. Brian Strickland	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 29, 2005

/s/ Mark E. Patten _____________________ Mark E. Patten	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2005