Form 10-Q
period 2005-03-31
CNL Hotels & Resorts, Inc.
filed 2005-05-16
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended March 31, 2005

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

The number of shares of common stock outstanding as of May 5, 2005 was 152,829,051.

CNL HOTELS & RESORTS, INC.

AND SUBSIDIARIES

Signatures	56
Exhibits	57

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Hotel and resort properties, less accumulated depreciation of $373,731 and $322,559, respectively	$4,936,578	$4,965,012
Investments in unconsolidated entities	9,003	10,248
Real estate held for sale	2,689	7,532
Cash and cash equivalents	77,393	108,678
Restricted cash	166,747	140,761
Receivables, less allowance for doubtful accounts of $1,599 and $1,623, respectively	122,405	89,616
Goodwill	515,192	515,192
Intangibles, less accumulated amortization of $9,581 and $7,196, respectively	368,087	370,472
Prepaid expenses and other assets	77,128	61,716
Loan costs, less accumulated amortization of $20,940 and $17,205, respectively	44,592	47,818
	$6,319,814	$6,317,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,530,846	$3,488,805
Accounts payable and accrued expenses	197,170	191,285
Other liabilities	55,060	58,044
Due to related parties	2,688	5,885
Membership deposits	220,202	214,246
Total liabilities	4,005,966	3,958,265
Commitments and contingencies
Minority interests	145,106	148,825
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 156,869 and 154,975 shares, respectively; outstanding 152,829 and 152,913 shares, respectively	1,529	1,531
Capital in excess of par value	2,739,526	2,740,430
Accumulated distributions in excess of net income	(572,334)	(527,790)
Accumulated other comprehensive loss	21	(4,216)
Total stockholders’ equity	2,168,742	2,209,955
	$6,319,814	$6,317,045

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Room	$254,441	$152,179
Food and beverage	109,657	49,792
Other hotel and resort operating departments	61,193	13,976
Rental income from operating leases	3,184	9,116
Interest and other income	922	2,347
	429,397	227,410
Expenses:
Room	57,849	36,612
Food and beverage	70,928	36,824
Other hotel and resort operating departments	33,680	8,246
Property operations	71,891	46,343
Repairs and maintenance	16,462	10,552
Hotel and resort management fees	14,674	7,158
Sales and marketing	23,969	15,337
Credit enhancement funding	—	(6,376)
General and administrative	4,605	3,525
State and local taxes	2,039	1,087
Asset management fees to related party	7,366	4,946
Depreciation and amortization	53,653	30,890
	357,116	195,144

Operating profit	72,281	32,266

Interest and loan cost amortization	(56,896)	(26,118)
Loss on extinguishment of debt	(4,206)	—

Income before equity in losses of unconsolidated entities, minority interests and (expense) benefit from income tax	11,179	6,148
(Expense) benefit from income taxes	(429)	1,120
Minority interests	(1,762)	(2,252)
Equity in losses of unconsolidated entities	(492)	(2,635)

Income from continuing operations	8,496	2,381
Income from discontinued operations	470	589
Net income	$8,966	$2,970
Earnings per share of common stock (basic and diluted):
Continuing operations	$0.06	$0.02
Discontinued operations	—	—
	$0.06	$0.02
Weighted average number of shares of common stock outstanding:
Basic and diluted	152,913	135,707

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive loss	Total	Comprehensive income (loss)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741
Subscriptions received for common stock through public offerings and distribution reinvestment plan	33,061	331	658,247	—	—	658,578
Issuance of common stock (to Board of Directors)	38	1	749	—	—	750
Retirement of common stock	(1,307)	(13)	(24,623)	—	—	(24,636)
Stock issuance costs	—	—	(59,430)	—	—	(59,430)
Net loss	—	—	—	(87,113)		(87,113)	$(87,113)
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(2,864)	(2,864)	(2,864)
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	768	768	768
Translation adjustment from foreign operation	—	—	—	—	1,504	1,504	1,504
Total comprehensive loss							$(87,705)
Distributions declared and paid ($1.49 per share)	—	—	—	(218,343)	—	(218,343)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
Three months ended March 31, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955
Subscriptions received for common stock through public offerings and distribution reinvestment plan	702	7	14,046	—	—	14,053
Retirement of common stock	(786)	(9)	(14,928)	—	—	(14,937)
Stock issuance costs	—	—	(22)	—	—	(22)
Net income	—	—	—	8,966	—	8,966	$8,966
Adjustment to recognize change in value of cash flow hedges	—	—	—	—	4,626	4,626	4,626
Adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(6)	(6)	(6)
Translation adjustment from foreign operation	—	—	—	—	(383)	(383)	(383)
Total comprehensive income (loss)							$13,203
Distributions declared and paid ($0.35 per share)	—	—	—	(53,510)	—	(53,510)
Balance at March 31, 2005	152,829	$1,529	$2,739,526	$(572,334)	$21	$2,168,742

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (in thousands)

	Three months Ended March 31,
	2005	2004
Net cash provided by operating activities	$42,734	$41,107

Cash flows from investing activities:
Additions to hotel and resort properties	(26,148)	(23,870)
Investment in unconsolidated entities	—	(1,791)
Sale of hotel and resort properties	5,158	—
Deposit on property and other investments	—	(81,975)
Increase in restricted cash	(25,986)	(8,461)
Increase in other assets	(1,185)	(33,306)
Net cash used in investing activities	(48,161)	(149,403)

Cash flows from financing activities:
Proceeds from mortgage loans	340,000	61,629
Repayments of mortgage loans	(297,500)	(2,031)
Proceeds from other notes payable, net of repayments	(878)	(6,213)
Payment of loan costs	(3,210)	(1,875)
Payment to acquire cash flow hedges	(4,807)	—
Subscriptions received from stockholders	14,053	615,198
Distributions to stockholders	(53,510)	(50,631)
Distributions to minority interest net of contributions	(5,048)	(3,880)
Retirement of common stock	(14,937)	(6,267)
Payment of stock issuance costs	(21)	(55,377)
Net cash (used in) provided by financing activities	(25,858)	550,553

Net (decrease) increase in cash and cash equivalents	(31,285)	442,257

Cash and cash equivalents at beginning of period	108,678	147,694

Cash and cash equivalents at end of period	$77,393	$589,951

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$154	$6,601

Supplemental schedule of non-cash financing activities:

Distributions declared but not paid to minority interest	$1,211	$1,679

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED)

1. Organization:

CNL Hotels & Resorts, Inc. a corporation organized pursuant to the laws of the State of Maryland on June 12, 1996, operates for federal income tax purposes as a real estate investment trust (a “REIT”). The term “Company” includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and consolidated joint ventures. Various other wholly or majority owned subsidiaries may be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties (“Properties”).

As of March 31, 2005, the Company owned 107 Properties directly (including one which is held for sale) and 24 Properties through equity investments, including three unconsolidated Properties. The Company leases most of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in the consolidated results of operations. Six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from operating leases is included in the consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 61 Properties managed by Marriott International, Inc. have a different quarterly accounting calendar. For these hotels, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results will have different ending dates. The first quarter of 2005 ended on March 25, and the first quarter of 2004 ended on March 26. As a result, during the first quarter of 2005, we included 84 days of operations, while for the first quarter of 2004, we included 86 days of operations.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

Reverse Stock Split—On July 30, 2004, the Company’s stockholders approved a reverse stock split of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares which also resulted in the par value being adjusted to $0.02 per share. The reverse stock split became effective on August 2, 2004, and on such date the par value was reset at $0.01 per share. All historical share and per share information in the accompanying unaudited condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Hotels & Resorts, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that is subject to a majority of the entity’s expected variability of losses, receives a majority of its expected variability of residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that changes with changes in the fair value of the entity’s net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2005 presentation, including a reclassification of credit enhancement funding, which was historically presented as credit enhancement revenue, to a reduction in operating expenses in accordance with Emerging Issues Task Force 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor,” and the segregation of state and local taxes, which was historically included in general and administrative expense. These reclassifications had no effect on stockholders’ equity or net income.

Restricted Cash—Certain amounts of cash are restricted to fund the Company’s operating expenses and other expenditures directly associated with its Properties, and have been included in the accompanying unaudited condensed consolidated balance sheets. Certain of the restricted cash has been designated as such at the discretion of the Company and is not subject to specific contractual arrangement or obligations. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Furniture, fixtures and equipment reserves	$65,066	$64,768
Renovations	42,698	14,530
Taxes and insurance escrow	8,836	9,635
Deposits	17,145	18,855
Reserve funds required by lenders	33,002	32,973
	$166,747	$140,761

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

Recent Accounting Pronouncements -In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, the Company, beginning in the first quarter of 2006 will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company’s only shared-based payment transactions to date are limited to stock grants to the Company’s directors, adoption of FAS 123 Revised is not expected to have a significant impact on the Company’s results of operations.

3. Investments in Unconsolidated Entities:

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended March 31, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP*	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$33,623	$20,023	$4,258	$2,617	$60,521
Cost of sales	(12,283)	(7,080)	(1,594)	(817)	(21,774)
Expenses	(18,842)	(15,079)	(3,816)	(1,691)	(39,428)
Net income (loss)	$2,498	$(2,136)	$(1,152)	$109	$(681)
Income (loss) allocable to the Company	$1,099	$(1,047)	$(555)	$11	$(492)
Other comprehensive income adjustment allocable to the Company	$715	$—	$—	$—	$715
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended March 31, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP*	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$29,997	$16,276	$3,898	$3,172	$53,343
Cost of sales	(11,254)	(6,131)	(1,627)	(2,152)	(21,164)
Expenses	(17,846)	(14,066)	(3,636)	(2,813)	(38,361)
Minority interest in loss	—	—	—	447	447
Net income (loss)	$897	$(3,921)	$(1,365)	$(1,346)	$(5,735)
Income (loss) allocable to the Company	$395	$(1,921)	$(657)	$(452)	$(2,635)
Other comprehensive income adjustment allocable to the Company	$394	$—	$—	$—	$394
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%-31.25%
_______________

* A partner or a member, which owns a significant percentage of ownership in this unconsolidated entity, is an affiliate of the Company’s advisor, CNL Hospitality Corp.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

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

4. Discontinued Operations:

On March 10, 2005, the Company sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a gain of $0.7 million. The proceeds from the sale were used to repay a portion of the Company’s long-term debt. One Property remains classified as real estate held for sale as of March 31, 2005.

As of March 31, 2005 the Company had entered into an agreement to sell the remaining held for sale Property for $2.8 million. During the quarter, the Company recorded an impairment charge of $0.3 million in order to write down the value of this Property to its expected sales value less estimated costs to sell. The agreement is subject to customary closing conditions and there can be no assurance that these conditions will be met or that the sale will occur. The sale is expected to close during the second quarter of 2005.

The income from discontinued operations was as follows (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Hotel revenues	$776	$2,893
Hotel expenses	(622)	(2,304)
Write-down of assets	(344)	—
	(190)	589
Gain on disposal of assets	660	—
Income from discontinued operations	$470	$589

In accordance with FAS 144, the Company does not depreciate Properties classified as real estate held for sale.

5. Related Party Transactions:

On March 31, 2005, the Company entered into a renewal agreement (the “Renewal Agreement”) with CNL Hospitality Corp., its advisor (the “Advisor”) with respect to the advisory agreement dated as of April 1, 2004 between the Company and the Advisor (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, the Company will determine the comparable current market

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and will propose any new Rate to the Advisor on or before May 1, 2005, which the Company has done. The Advisor will respond to the proposal of the Company on or before June 1, 2005. If the Advisor does not respond by June 1, 2005, the Rate proposed by the Company will be deemed to be the new Rate. In the event that the parties cannot agree, after good faith negotiations, upon a new Rate on or before July 1, 2005, the Parties will submit the determination of the Rate to binding arbitration, so long as the arbitration of this matter will not be inconsistent with applicable law or the Company’s articles of incorporation, as amended.

The Renewal Agreement also provides that for purposes of the Existing Merger Agreement, as defined in Note 11, “CNL Hospitality Corp. Merger,” the Renewal Agreement is subject to the provisions of Section 8.13 of the Existing Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses.

6. Goodwill and Intangible Assets:

Goodwill and intangible assets, net of accumulated amortization, consisted of the following at (in thousands):

	March 31, 2005	December 31, 2004
Goodwill	$515,192	$515,192
Intangibles	368,087	370,472
	$883,279	$885,664

The gross carrying amounts and accumulated amortization of the Company’s intangible assets are as follows at March 31, 2005 (in thousands):

Goodwill and Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization		Net Book Value
Goodwill	Indefinite	$515,192	$	N/A	$515,192
Tradenames	Indefinite	248,757		N/A	248,757
Rental pool operating rights	Indefinite	15,900		N/A	15,900
Goodwill and other intangible assets with indefinite lives		779,849		N/A	779,849
Beneficial operating rights	29.7 years	43,900		(1,759)	42,141
Advanced bookings	7.0 years	18,269		(2,981)	15,288
Membership contracts	13.7 years	50,842		(4,841)	46,001
Intangible assets with finite lives		113,011		(9,581)	103,430
Total goodwill and other intangible assets		$892,860		$(9,581)	$883,279

Amortization expense of $2.4 million was recorded during the three months ended March 31, 2005.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of March 31, 2005, is as follows (in thousands):

2005	$7,200
2006	9,600
2007	9,600
2008	9,600
2009	9,600
Thereafter	57,830
$103,430

7. Income Taxes:

The income tax (expense) benefit consisted of the following (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Current:
Federal	$(864)	$(517)
State	435	(222)
	(429)	(739)
Deferred:
Federal	—	1,859
State	—	—
		1,859
Total income tax (expense) benefit	$(429)	$1,120

Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base a potential future benefit.

8. Indebtedness:

On February 9, 2005, a partnership in which the Company owns a 70 percent interest (the “Del Coronado Partnership”), obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million occurred on April 7, 2005.

Upon closing, $290 million of the loan proceeds were used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, the Company wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as loss on extinguishment of debt during the three months ended March 31, 2005 in the accompanying condensed consolidated statements of operations. The Del Coronado Partnership distributed a portion of the loan proceeds to the Company and its partner as a return of capital and will use a portion of the loan proceeds to make improvements to the Hotel Del. In addition, the Company and its partner are evaluating the possible use of the remaining loan proceeds for the development of a parcel of land adjacent to the Hotel Del.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Company is in compliance with these covenants as of March 31, 2005.

In connection with the loan, the Del Coronado Partnership has entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at four percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Company paid $3.9 million to acquire these interest rate protection agreements.

Total indebtedness of the Company consisted of the following at (in thousands):

	March 31, 2005	December 31, 2004
Mortgages payable	$3,459,527	$3,419,079
Construction loan facilities	62,536	60,943
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,529,846	3,487,805
Unsecured notes	1,000	1,000
	$3,530,846	$3,488,805

The following is a schedule of principal maturities for all long-term borrowings at March 31, 2005 assuming various extensions available at our option are utilized (in thousands):

2005	$72,916
2006	471,934
2007	192,679
2008	378,332
2009	1,769,321
Thereafter	645,664
$3,530,846

Obligations under capital leases of $19.8 million are included in other liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005.

9. Derivative Instruments:

As of March 31, 2005, derivatives with a fair value of $11.4 million were included in other assets. The change in net unrealized gains/losses of $4.6 million for the three months ended March 31, 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

10. Commitments and Contingencies:

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Advisor, certain affiliates of the Company and the Advisor, and certain directors and officers of the Company. The action asserts claims on

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

behalf of two separate classes, those persons who purchased shares of the Company during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the Proxy Statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of distributions and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which the Company acquired and the proposed Merger between the Company and the Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the postponed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor. The Company believes the allegations contained in the complaint are without merit and is vigorously defending against them, and therefore, no contingent liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. The Company believes the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. The Company believes the allegations in the consolidated complaint, as amended, are also without merit and the Company is vigorously defending against them, and therefore, no liability has been accrued. On February 11, 2005 the Company and the other defendants filed separate motions to dismiss the consolidated amended complaint. On May 9, 2005, the court dismissed all causes of action against the Company’s operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other advisor related entities. The court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against the Company and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The court deferred consideration of the Section 14 (a) and 20(a) claims in light of the Company’s Aril 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined in Note 11, “CNL Hospitality Corp. Merger”). Finally, the court dismissed completely the breach of fiduciary duty claims finding they were derivative and belonged to the Company. After plaintiffs re-plead and any additional motion practice, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. Should the plaintiffs re-plead the claims sustained by the court, the Company maintains its belief that these claims are without merit and intends to vigorously defend against them.

In the course of the Company’s ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from among other things its operations, offerings and unrecognized preacquisition contingencies.  Although the results of the litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of those other matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

As of March 31, 2005, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, the Company expects to spend $75.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that it currently has set aside for such purposes, and $52.7 million for renovations, which is expected to be funded from other sources of capital.

As of March 31, 2005, a total of 130,594 shares were on a waiting list to be redeemed under the terms of our redemption plan.  The Company, at its sole option, may redeem shares presented for redemption, however, it has historically limited redemptions to the amount raised under its distribution reinvestment plan.  See "Part II, Item 2" of this document for additional information regarding the Company's redemption plan.

11. CNL Hospitality Corp. Merger:

On April 29, 2004, the Company entered into a merger agreement (the “Existing Merger Agreement”) with the Advisor pursuant to which all of the outstanding shares of capital stock of the Advisor would be exchanged for a total merger consideration of $297.0 million, comprised of approximately $267.3 million of our common shares and approximately $29.7 million in cash. On April 8, 2005, the Company filed a Current Report on Form 8-K reporting that the Special Committee of its Board of Directors, on its behalf, is in discussions with the Advisor regarding the possible amendment of the Existing Merger Agreement. Although the Existing Merger Agreement remains in effect, it is currently contemplated that the merger will not be consummated on its present terms. The Company anticipates that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to its stockholders for approval. A merger between the Company and the Advisor, under whatever terms it may ultimately be consummated, if at all, is hereinafter referred to as the “Merger.”

Present Terms of Existing Merger Agreement

Under the terms of the Existing Merger Agreement the Company would assume and repay a loan in the amount of approximately $11.0 million. Certain of the Company’s officers, directors and their respective affiliates who own interests in the Advisor would receive $267.3 million worth of the Company’s shares of common stock and none of the cash. The Existing Merger Agreement provides that upon consummation of the Merger, the surviving corporation would continue as our wholly-owned subsidiary and would succeed to all of the assets, liabilities and business of the Advisor, and the Advisor’s officers and other employees will become employees of the Company. As a result, the Company would become self-advised. The Merger is subject to the fulfillment of certain conditions which have not occurred as of the date of filing of this Form 10-Q. As a result, the Existing Merger Agreement may be terminated at any time by either party, although neither party has done so. There can be no assurance that the Company will agree with the Advisor to amend the Existing Merger Agreement, or if amended, that such amended merger agreement or any merger agreement will be consummated or the timing thereof. In the event that the Existing Merger Agreement is terminated, the Company would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of the Company’s Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of shares under the DRP. As of the date of this filing, acquisition fees totaling up to $82.7 million would be due and payable to CHC upon termination of the Existing Merger Agreement, as well as certain other fees.

12. Subsequent Events:

On April 26, 2005, the Company, through various wholly-owned subsidiaries, entered into an agreement of purchase and sale (the “Sale Agreement”) with Ashford Hospitality Limited Partnership (the “Buyer”), an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT). The Sale Agreement provides for

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

the sale of 30 Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, for a purchase price of $465 million in cash (the “Purchase Price”), subject to closing adjustments as provided in the Sale Agreement. The carrying value of the Properties being sold was approximately $406.8 million as of March 31, 2005. Total revenues for the 30 Properties for the year ended December 31, 2004 and the quarter ended March 31, 2005 were $105.8 million and $29.8 million, respectively.

Upon execution of the Sale Agreement, a non-refundable deposit of $15 million was deposited with an escrow agent (the “Deposit”). Upon closing, the Deposit will be applied as payment against the Purchase Price. The balance of the Purchase Price is to be paid by the Buyer at closing. The majority of the proceeds from the sale net of $10 million of estimated closing costs and other payments made in connection with the transaction are expected to be used to repay existing long-term debt.

The Sale Agreement contemplates a closing during the second quarter of 2005. Closing of this transaction is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur.

The Company had an interim management agreement for one of its Properties that was scheduled to expire on April 30, 2005.  As of April 30, 2005, the interim management agreement for this Property was amended to extend the agreement through May 31, 2005.  The Company also has an interim management agreement for a second Property that expires on June 30, 2005.  The Company may terminate either of these agreements upon seven days written notice and the manager may terminate these agreements upon 75 days written notice.  The Company is currently evaluating various alternatives related to the management of these two Properties.

In May 2005, Desert Ridge Resort Partners, LLC, one of the Company’s unconsolidated entities, obtained a commitment from a third party lender for a loan in the amount of $300 million. The loan is expected to close in June 2005. The proceeds of this loan will be used to (a) repay the $275 million outstanding principal balance of all existing debt and (b) pay an estimated $25 million in expenses related to the early extinguishment of existing debt and the closing of the new loan. Under the terms of the commitment, the new loan will bear interest at one-month LIBOR plus 225 basis points. In conjunction with the new loan, the unconsolidated entity plans to enter into one or more interest rate protection agreements which will cap one-month LIBOR at 4.50 percent. The expected effective borrowing rate will be lower than that of the existing outstanding debt. Payments of interest only are expected to be due monthly through expected maturity in June 2007. There are three one-year extensions available subject to, among other conditions, payment of a 0.25 percent extension fee, minimum cash flow levels, the loan not being in default and extended interest rate caps being provided. Closing is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur on such terms or the timing thereof.

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER shall pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s Directors is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
UNAUDITED)

On May 13, 2005, the Board approved an amendment to the Company’s bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of our bylaws that addresses director compensation and provides that the Company’s Directors will be entitled to receive compensation as may be determined by the Company’s Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of the Advisor are not entitled to and do not receive compensation for their services or activities in accordance with the Company’s charter.

In May 2005, the Company entered into indemnification agreements with Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and Stephanie Thomas. In May 2005, the Company revised indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform with other outstanding indemnification agreements. The indemnification agreements require, among other things, that the Company indemnify these Officers and Directors, to the fullest extent required or permitted by our charter and by applicable law, for their actions and decisions on behalf of the Company, its subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of the Company. The indemnification agreements also require that the Company advance to these Officers and Directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with the Company for the Officer or Director, as the case may be.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto. Comparability of these unaudited condensed consolidated financial statements is impacted by the acquisition or disposition of Properties during fiscal 2004.

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from short-term borrowings, availability of proceeds from future equity offerings, our ability to obtain additional long-term financing on satisfactory terms, our ability to continue to identify suitable investments, the outcome of certain litigation, whether a merger with CNL Hospitality Corp. (the “Advisor”) is consummated, our ability to continue to qualify as a REIT, the outcome of certain litigation and our ability to continue to negotiate third-party management agreements. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

One of the ways in which Smith Travel Research, a leading lodging industry information and data provider, categorizes hotels is by chain scale segments based primarily on the actual, system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale segment categories are as follows: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage, economy and independents. Throughout this section, we use the Smith Travel Research chain scale segment categorization of hotels when describing our Properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage. Also, we refer to all of the luxury Properties as “luxury resorts,” as these Properties can also be categorized as “resorts” under the Smith Travel Research classification of hotels by location segment.

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. Our portfolio includes ownership interests in 131 hotels and resorts in 37 states, the District of Columbia and Canada, comprising approximately 32,000 rooms (including one hotel held for sale), and is diversified by geography, brand affiliation and the third-party management companies that we engage to operate our hotels and resorts. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and nine independent brands. We own interests in some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Our near-term objectives are to continue to focus on internal growth, maximizing the operating performance and development opportunities of our existing Properties and on potential sales of selected Properties for the purpose of repaying certain long-term debt and recycling our invested capital in order to enhance value.

Our long-term strategy is to continue to own, acquire and develop, luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry segments because we believe that, due to their advantageous locations, reputations and/or amenities, Properties in these industry segments present relatively high barriers to entry and have multiple demand generators. We also believe these types of hotels and resorts currently offer the optimal opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry segments. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and controlling expenses.

Results of Operations

Factors Effecting Comparability. There are certain factors affecting the comparability of our results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004, and to future quarters.

In April 2004 we acquired six luxury resort and upper-upscale Properties. As a result, operating results for these Properties are included in the three months ended March 31, 2005, but are not included in the three months ended March 31, 2004 because we did not yet own these Properties. Additionally, hotel operating results for these six Properties are generally better during the first quarter of each year due to seasonality at these locations. Accordingly, operating results for these Properties may not be indicative of results during the remaining quarters of 2005.

On April 26, 2005, we entered into a purchase and sale agreement that provides for the sale of 30 Properties (see “Events Subsequent to March 31, 2004” for additional information). Subsequent to the closing of this transaction, which is expected to occur in the second quarter of 2005, comparability will be affected by the sale of these Properties. Accordingly, results for the three months ended March 31, 2005 may not be indicative of results in future quarters.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

	Three Months Ended March 31,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$254,441	$152,179	$102,262	67.2%
Food and beverage	109,657	49,792	59,865	120.2
Other hotel and resort operating departments	61,193	13,976	47,217	337.8
Hotel and resort revenues	425,291	215,947	209,344	96.9
Hotel and resort expenses	(289,453)	(161,072)	(128,381)	(79.7)
Gross margin	$135,838	$54,875	$80,963	147.5
Gross margin percentage	31.9%	25.4%	6.5 ppt	25.6
Other Revenues
Rental income from operating leases	$3,184	$9,116	$(5,932)	(65.1)
Interest and other income	922	2,347	(1,425)	(60.7)
Other Expenses
Interest and loan cost amortization	56,896	26,118	30,778	117.8
Credit enhancement funding	—	(6,376)	(6,376)	—
General and administrative	4,605	3,525	1,080	30.6
State and local taxes	2,039	1,087	952	87.6
Asset mgmt. fees to related party	7,366	4,946	2,420	48.9
Depreciation and amortization	53,653	30,890	22,763	73.7

Hotel and Resort Revenues. As of March 31, 2005 and 2004, we owned interests in 121 and 104 operating hotel and resort Properties leased to our taxable REIT subsidiary (“TRS”) entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the three months ended March 31, 2005 were $425.3 million, as compared to $215.9 million for the same period in 2004, an increase of $209.3 million or 97 percent. Out of the total increase, $166.1 million was from six luxury resort and upper-upscale Properties acquired on April 2, 2004. These six Properties, which were not owned during the first quarter of 2004, generally perform best during the first quarter of each year due to seasonality at these locations. A total of $8.0 million of the increase was from eleven Properties in which leases with third-party tenants were assumed by us in 2004 (two in May, six in August and three in December). Since that date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized. The remainder of the increase, $35.2 million, was from year-over-year improvements at our existing Properties driven by an increase in room rates and hotel occupancy levels.

Our gross margin percentage for all Properties for the three months ended March 31, 2005, as compared to the same period in 2004, increased 6.5 percentage points from 25.4 percent to 31.9 percent. This improvement was primarily the result of an increase in average daily room rate for our comparable Properties and the addition of six luxury resort and upper-upscale Properties, acquired on April 2, 2004, which generally have higher profit margins than most of our existing Properties.

Other Revenues. Revenues generated from rental income from operating leases for the three months ended March 31, 2005 were $3.2 million, as compared to rental income of $9.1 million for the same period in 2004, a decrease of $5.9 million or 65 percent. The decrease, during the three months ended March 31, 2005, was due to a reduction in rental income from eleven Properties in which leases with third-party tenants were assumed by us during 2004, as discussed above.

Interest and other income for the three months ended March 31, 2005 was $0.9 million, as compared to $2.3 million, for the same period in 2004, a decrease of $1.4 million or 61 percent. The decrease, during the three months ended March 31, 2005, as compared to the same period in 2004 was due to a decrease in the average cash invested during the first quarter of 2005 as compared with the first quarter of 2004. During the first three months of 2004, cash from sales of our common stock was being accumulated and was used on April 2, 2004 to acquire the six Properties discussed above.

Hotel and resort expenses

	Three Months Ended March 31,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$57,849	13.6%	$36,612	17.0%
Food and beverage	70,928	16.7	36,824	17.1
Other hotel and resort operating departments	33,680	7.9	8,246	3.8
Property operations	71,891	16.9	46,343	21.4
Repairs and maintenance	16,462	3.9	10,552	4.9
Hotel and resort management fees	14,674	3.5	7,158	3.3
Sales and marketing	23,969	5.6	15,337	7.1
Total hotel and resort expenses	$289,453	68.1%	$161,072	74.6%

During the three months ended March 31, 2005, hotel and resort expenses were $289.5 million, as compared to $161.1 million for the same period in 2004, an increase of $128.4 million or 80 percent. Out of the total increase, $104.2 million was from the six luxury resort and upper-upscale Properties acquired on April 2, 2004. A total of $11.3 million of the increase was from 11 Properties whose leases with third-party tenants were assumed by us in 2004, as discussed above. The remainder of the increase, $12.9 million, was a result of year-over-year increased operating expenses at our existing Properties which generally increase when hotel occupancy levels increase due to increases in variable costs. For example, when occupancy increases, hotels generally use more inventory and increase staffing which results in an increase of cost of sales. The increase in hotel operating expenses is generally at a lower rate than increases in hotel revenues because a portion of the increase in hotel revenues is driven by increased room rates (as opposed to increases in occupancy). Increases in room rates do not generally result in corresponding increases in costs.

Other expenses

Interest expense and loan cost amortization increased, during the three months ended March 31, 2005, due to increased borrowings of almost $2.0 billion, which were used primarily for the acquisition of Properties in April 2004. Depreciation and amortization, as well as asset management fees and state and local taxes, also increased as a direct result of the additional Properties we acquired.

During the three months ended March 31 2004, we recorded $6.4 million in credit enhancement funding expense reductions. We did not have any such reductions during the three months ended March 31, 2005. During the three months ended March 31, 2005 and 2004 we recorded base management fee waivers of $0.1 million and $0.3 million, respectively. The overall decrease in credit enhancement funding during the three months ended March 31, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our Properties. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or Properties. As of March 31, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of March 31, 2005, we had a total of $50.9 million available for funding under our remaining credit enhancements ($23.5 million of which relates to our unconsolidated entities). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will earn the credit enhancements currently available.

During the three months ended March 31, 2005, general and administrative expenses increased to $4.6 million, as compared to $3.5 million, an increase of $1.1 million or 31 percent for the three months ended March 31, 2004. The increase was primarily due to an increase of $0.9 million from auditing and accounting related services, which was mostly a result of fees paid in connection with our Sarbanes-Oxley Section 404 certification process. We also had increases in miscellaneous other general and administrative expenses offset by a reduction in bad debt expense of $0.8 million which was recorded during the first three months of 2004 relating to two Properties which were previously leased to third-party tenants. As a percentage of total revenues, general and administrative expense was 1.1 percent and 1.6 percent for the three months ended March 31, 2005 and 2004, respectively. The decrease, as a percentage of total revenues was a result of the significant increase in revenues from the six Properties acquired in April 2004. General and administrative expenses increased at a much lower rate than the hotel and resort revenues that were gained from these Properties. This occurs because owning larger luxury resorts and upper-upscale Properties does not result in significantly more corporate overhead, which is included in general and administrative expense, as compared to smaller hotel Properties, which generate much less revenue.

Loss on Extinguishment of Debt

During the three months ended March 31, 2005, we recorded a $4.2 million loss on extinguishment of debt as a result of the write off of $2.7 million in unamortized loan costs and a $1.5 million prepayment penalty in connection with the refinancing of the existing outstanding debt of the Del Coronado Partnership.

Losses from Unconsolidated Entities

Losses from unconsolidated entities decreased to $0.5 million from $2.6 million for the three months ended March 31, 2005 and 2004, respectively. The following presents our decrease in losses or increase in income, as applicable, from unconsolidated entities for the three months ended March 31, 2005 and 2004 (in thousands):

Entity	2005	2004	Decrease in loss/increase in income
WB Resort Partners, LP*	$(1,047)	$(1,921)	$874
Desert Ridge Resort Partners, LLC*	1,099	395	704
CY-SF Hotel Parent, LP	(555)	(657)	102
Other Joint Ventures	11	(452)	463
Total	$(492)	$(2,635)	$2,143
_______________________
*A partner or a member, which owns a significant percentage of ownership in our unconsolidated entity, is an affiliate of our advisor, CNL Hospitality Corp.

Losses from unconsolidated entities was due to net losses incurred by WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property, and CY SF Hotel Resort, LP which owns the Courtyard by Marriott in downtown San Francisco, California. Operating results for the three months ended March 31, 2005, as compared to the same period in 2004, have improved for each of these entities due to gains in market share and as a result of the overall improvement in the lodging industry, which has resulted in improved operating results for these Properties. Operating results of Desert Ridge Resort Partners, LLC, which owns the JW Marriott Desert Ridge Resort, have continued to improve as the hotel continues to gain market share since opening in November 2002.  Additionally, during the first quarter of 2004, we incurred losses of $0.5 million from CTM Partners, LLC, which is currently in the process of being dissolved. As a result of the decision to dissolve this entity, our investment in this entity was written off as of December 31, 2004.

Discontinued Operations

On March 10, 2005, we sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a gain of $0.7 million. The net proceeds from the sale were used to repay a portion of our long-term debt. One Property remains classified as real estate held for sale as of March 31, 2005.

As of March 31, 2005 we had entered into an agreement to sell the remaining held for sale Property for $2.8 million. During the quarter, we recorded an impairment charge of $0.3 million in order to write down the value of this Property to its expected sales value less estimated costs to sell. The agreement is subject to customary closing conditions and there can be no assurance that these conditions will be met or that the sale will occur and if the sale does occur, the terms or the timing thereof. The sale is expected to close during the second quarter of 2005.

The income from discontinued operations was as follows (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Hotel Revenues	$776	$2,893
Hotel Expenses	(622)	(2,304)
Write-down of assets	(344)	—
	(190)	589
Gain on disposal of assets	660	—
Income from discontinued operations	$470	$589

Income Taxes

We recorded an income tax expense of $0.4 million during the three months ended March 31, 2005 as a result of the operating results of our TRS entities related to certain of our Properties. The expense during the first quarter was due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the deferred tax assets of most of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base potential future benefit. Benefit from income taxes of $1.1 million recorded in the three months ended March 31, 2004 related to the RFS TRS entities prior to establishment of a full valuation allowance for such deferred tax assets in the fourth quarter of 2004.

Minority Interests

Minority interests in income of consolidated partnerships for the three months ended March 31, 2005 were $1.8 million, as compared to $2.3 million for the three months ended March 31, 2004. The reduction is primarily due to a reduction in the net income of certain consolidated partnerships.

Earnings Per Share

Earnings per share for the three months ended March 31, 2005 increased $0.04 from $0.02 for the three months ended March 31, 2004 to $0.06 for the three months ended March 31, 2005. The increase was primarily due to improved operations of our Properties offset by a loss on extinguishment of debt of $4.2 million, which reduced earnings per share by $0.03 per share and an increase in income tax expense of $1.5 million, which reduced earnings per share by $0.01 per share.

Funds from Operations

We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures.

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

The following is a reconciliation of net income to FFO for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2005 (1)	2004
Net Income	$8,966	$2,970
Adjustments:
Effect of unconsolidated entities	3,548	3,570
Effect of minority interest	(3,153)	(3,039)
Depreciation and amortization of real estate assets	50,645	30,840
Gain on sale of real estate assets	(660)	—
Funds from operations	$59,346	$34,341
Weighted average shares:
Basic and diluted	152,913	135,707
_____________________
(1)
Results of operations for the three months ended March 31, 2005 do not include $6.0 million in net cash flows received for member deposits. Additionally, the three months ended March 31, 2005 includes $4.2 million of loss on extinguishment of debt.

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

The following is a reconciliation of net income to EBITDA for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2005 (1)	2004
Income from continuing operations	$8,496	$2,381
Adjustments:
Interest and loan cost amortization	56,896	26,118
Income tax expense (benefit)	429	(1,120)
Depreciation and amortization	53,653	30,890
EBITDA	$119,474	$58,269
________________________
(1)
Results of operations for the three months ended March 31, 2005 do not include $6.0 million in net cash flows received for member deposits. Additionally, the three months ended March 31, 2005 includes $4.2 million of loss on extinguishment of debt.

Hotel and Resort Operating Statistics

The following table presents, by industry segment, our portfolio of 130 Properties (excluding one held for sale) and associated inventory of rooms as of March 31, 2005:

Industry Segment	Properties	Rooms
Luxury Resort and Upper Upscale	40	17,038
Upscale	56	9,922
Midscale	34	4,717
Total	130	31,677

During the three months ended March 31, 2005, a significant portion of our hotel and resort revenues were earned from Properties managed by three key third-party managers: Marriott International, Inc., and subsidiaries; Hilton Hotels Corporation and subsidiaries; and KSL II Management Operations, LLC. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of any one of these three management companies could significantly impact our results of operations. Over the long-term, we believe that the risk of such a failure will be reduced through future acquisitions, dispositions and diversification.

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

The following tables present information related to our Properties by chain scale segment for the three months ended March 31, 2005.

Unaudited Property Operating Data—All Properties
Continuing Operations(1)
For the Three Months Ended March 31, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	38	72.4%	$178.09	$128.98
Upscale	50	74.3	106.69	79.32
Midscale	33	69.8	79.81	55.73
Total Consolidated	121	72.6%	$141.19	$102.44
Unconsolidated	3	84.3	182.09	153.42
Subtotal	124	73.6%	$145.22	$106.83
Triple Net Lease(2)	6	69.9	111.90	78.16
Total	130	73.4%	$144.03	$105.75
_____________________
(1)
Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following table presents information related to our Comparable Properties. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 116 Properties comparable for the three months ended March 31, 2005 and 2004.

Unaudited Property Operating Data—Comparable Properties
Continuing Operations(1)
For the Three Months Ended March 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	30	72.4%	3.8	$148.57	5.8%	$107.60	11.6%
Upscale	46	74.5	2.7	107.08	9.8	79.81	14.0
Midscale	31	69.3	2.3	79.60	7.0	55.15	10.7
Total Consolidated	107	72.5%	3.2	$121.56	7.3%	$88.14	12.2%
Unconsolidated	3	84.3	5.3	182.09	7.7	153.42	14.9
Subtotal	110	73.7%	3.4	$128.74	7.5%	$94.92	12.6%
Triple Net Lease(2)	6	69.9	4.5	111.90	14.6	78.16	22.5
Total	116	73.6%	3.4	$128.02	7.7%	$94.16	13.0%
_______________________

(1) Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2) Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the three months ended March 31, 2005, RevPAR for our 110 Comparable Properties which were leased to taxable REIT subsidiaries (“TRSs”) (including three owned through unconsolidated TRS subsidiaries) was $94.92, representing an increase of 12.6 percent, as compared to the same period in 2004. This was a result of a 7.5 percent increase in ADR to $128.74 and a 3.4 percentage point increase in occupancy to 73.7 percent.

Total comparable luxury resort and upper upscale Properties reported a RevPAR increase of 11.6 percent resulting from a 3.8 percentage point increase in occupancy to 72.4 percent and a 5.8 percent increase in ADR to $148.57. A total of 23 of the 30 luxury and upper upscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than ten percent while seven of these Properties reported decreases in RevPAR, ranging from 0.4 percent to 10.7 percent.

Total comparable upscale Properties reported a RevPAR increase of 14.0 percent resulting from a 2.7 percentage point increase in occupancy to 74.5 percent and a 9.8 percent increase in ADR to $107.08. A total of 39 Properties in the upscale chain segment reported RevPAR increases, including 27 of which had increases of greater than 10 percent, while seven of these Properties reported decreases in year over year RevPAR, ranging from 1.2 percent to 8.0 percent.

Total comparable midscale Properties reported a RevPAR increase of 10.7 percent resulting from a 2.3 percentage point increase in occupancy to 69.3 percent and a 7.0 percent decrease in ADR to $79.60. A total of 22 out of the 31 midscale Properties reported year over year RevPAR increases, including 13 of which had increases of greater than 10 percent while eight Properties reported decreases ranging from 2.4 percent to 15.3 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of March 31, 2005. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and excludes Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For 2005 and 2004, we consider 121 of Properties owned on March 31, 2005 to be Adjusted Comparable Properties. We believe it is helpful to consider Adjusted Comparable Properties because they include the results for the six luxury resort and upper-upscale Properties we acquired in April 2004, even though we did not own them during the 2004 comparable period, due to the significance of the Properties to our hotel operations going forward. Note that the first quarter of each year is normally the best for the six Properties due to seasonality. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties
Continuing Operations(1)
For the Three Months Ended March 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	35	73.2%	3.5	$178.71	4.5%	$130.82	9.8%
Upscale	46	74.5	2.7	107.08	9.8	79.81	14.0
Midscale	31	69.3	2.3	79.60	7.0	55.15	10.7
Total Consolidated	112	72.9%	3.1	$140.87	6.0%	$102.72	10.7%
Unconsolidated	3	84.3	5.3	182.09	7.7	153.42	14.9
Subtotal	115	74.0%	3.3	$145.25	6.3%	$107.44	11.3%
Triple Net Lease(2)	6	69.9	4.5	111.90	14.6	78.16	22.5
Total	121	73.8%	3.3	$143.97	6.5%	$106.25	11.6%
________________________
(1) Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2) Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Liquidity and Capital Resources

During the three months ended March 31, 2005, our principal sources of cash were from long-term borrowings, cash flows from operating activities, including credit enhancements, and net cash received from membership deposits and through the sales of common stock from our distribution reinvestment plan (the “DRP”). We use cash primarily to acquire, develop and maintain Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status.

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

Common Stock Offerings and Debt Financing

During the three months ended March 31, 2005, we raised $14.9 million in proceeds from the sale of common stock under the terms of the DRP. Proceeds from the sale of these shares were used to redeem shares under our redemption plan.

On February 9, 2005, through a partnership in which we own a 70 percent interest (the “Del Coronado Partnership”), we obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million was received on April 17, 2005.

Upon the closing, $290 million of the loan proceeds was used to refinance the existing outstanding debt of the Del Coronado Partnership. The Del Coronado Partnership distributed a portion of the proceeds to the Company and its partner as return of capital and will use a portion of the proceeds to make improvements to the Hotel Del. In addition, the Del Coronado Partnership is evaluating the possible use of the remaining proceeds for the development of a parcel of land adjacent to the Hotel Del property.

Membership Deposits

During the three months ended March 31, 2005, our cash flows and financial condition include the receipt of $6.0 million in deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and spa facilities and related services at some of our hotels and resorts. Under our primary membership program, deposits generally become refundable upon:

1	Demand by the member after 30 years in the program;
2	The sale of the member’s home in the resort community when the home buyer purchases a new membership;
3	The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or
4	In case of a member’s death, a request for refund by the surviving spouse.

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

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:

•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;
•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;
•	Refunding of member deposits;
•	Existing development and/or renovation activities;
•	Sarbanes-Oxley Section 404 certification costs;
•	Payment of legal fees in connection with the class action lawsuit and legal fees and settlements in connection with other litigations including legal fees incurred in the ordinary course of business;
•	Recurring repairs and maintenance expenditures required to maintain our Properties,
•	Acquisitions of Properties; and
•	Redemptions of shares.

We expect to meet our short-term liquidity needs through a combination of the following:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment;
•	Proceeds from the sale of Properties; and
•	Net proceeds from future stock offerings, including from the DRP.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. Pursuant to our distribution policy, if we do not experience greater than expected increases in hotel operating income, we do not or are unable to obtain additional capital through borrowings or we do not obtain additional credit enhancements or similar return guarantees we would need to either reduce or defer our funding of capital expenditures or reduce distributions to our stockholders. In addition, if hotel performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, then the anticipated reduction in distributions to our stockholders will likely be greater. The terms of one of our loan facilities limits the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. If we were to sustain our distribution rate per share at the current level and did not have a significant increase in cash flow from our Properties we would reach the limit imposed by our loan facility as early as the fourth quarter of 2005 thereby causing us to limit our distributions for that period and each period thereafter, in which the loan remains outstanding, to cash flow available for distributions as defined in the agreement. As of the date of this filing, based on current estimates of our sources of liquidity, we expect to reduce our distribution rate per share as early as the end of the second quarter of 2005.  This assumes that we are not required to pay certain fees in cash to our Advisor related to the acquisition of permanent financing and the sale of shares under the DRP as discussed in Note 11, “CNL Hospitality Corp. Merger” to the accompanying condensed consolidated financial statements, which if required to be paid in cash would further reduce distributions or cause us to suspend the payment of distributions to stockholders altogether.

Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. In addition our senior term facility contains a restriction regulating the payment of certain distributions on or repurchase of capital stock. The limitation on distributions is set at $75 million above cash available for distributions as defined in the agreement. We are in compliance with these covenants as of March 31, 2005. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Approximately $72.9 million in outstanding debt matures in December 2005. We expect to repay this debt using proceeds from the sale of 30 Properties in June 2005. In addition, we have approximately $471.9 million in outstanding debt due to mature in 2006. A portion of this is expected to be repaid with proceeds from the sale of 30 Properties in June 2005. The remainder is expected to be repaid from the sources listed above. See “Events Subsequent to March 31, 2005”, below for additional information regarding the sale of these Properties. The anticipated closing of our sale of 30 non-strategic Properties is not expected to have a significant impact on our liquidity in 2005.

Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our assets, access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable.

In the remainder of 2005, we expect to spend $75.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $52.7 million for renovations, which is expected to be funded from the sources listed above. If these sources are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

We expect to meet our long-term liquidity needs through a combination of the following:

•	Sources described above with respect to our short-term liquidity;
•	Selective disposition of non-core assets or other assets, which, upon sale, should generate net positive cash flow after debt repayments;
•	Selective sale or contribution of hotels or resorts to joint ventures formed with unrelated investors, which may have the net effect of generating additional capital; and
•	Issuance of additional equity and/or debt securities.

We believe that our long-term liquidity needs will be met through a combination of the sources listed above. If the above sources are not sufficient or we are unable to obtain access to such capital to fund our long-term liquidity requirements, we will pursue other actions which may include, but are not limited to deferring capital improvements, further reducing our distributions and/or selling certain additional Properties.

During the three months ended March 31, 2005, and 2004 we declared and paid distributions to our stockholders of $53.5 million and $50.6 million, respectively. The increase in the amount of distributions reflects the increase in the amount of our outstanding shares of common stock as a result of our fifth best-efforts offering (which was completed in March of 2004), the additional shares issued in connection with the DRP offset by redemptions and our maintaining of a 7.0 percent distribution level during the first quarter of 2005.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and the avoidance of volatility of distributions. To maintain our qualification as a REIT under the Code, we are required to make annual distributions to our stockholders of at least 90 percent of our taxable income excluding net capital gains.

During the three months ended March 31, 2005, $0.4 million in cash flows from operating activities was generated by credit enhancement funding and the shortfall between cash flows from operating activities and distributions of $11.7 million was covered by proceeds from long-term borrowings to fund a portion of our distributions. In addition, as discussed above, the terms of one of our loan facilities limits the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. If we were to sustain our distribution rate per share at the current level and did not have a significant increase in cash flow from our Properties we would reach the limit imposed by our loan facility as early as the fourth quarter of 2005 thereby causing us to limit our distributions for that period. As of the date of this filing, based on current estimates of our sources of liquidity, we will not be able to sustain the current distribution rate per share and therefore we expect to reduce our distribution rate per share as early as the end of the second quarter of 2005.

Cash Flows

During the three months ended March 31, 2005 and 2004, we generated cash from operations of $41.8 million and $41.1 million, respectively. Included in cash flows from operations is credit enhancement funding totaling $1.2 million and $7.6 million for the three months ended March 31, 2005 and 2004, respectively. Even though we benefited from the operations of the six Properties acquired in

April 2004 and had significant improvements in our hotel operating results over the prior year, our cash flows from operations only increased slightly. This occurred predominantly because accounts receivable grew significantly from December 2004 as a result of a significant portion of first quarter revenues being financed as of March 31, 2005 at these six luxury resort and upper upscale Properties. The growth in receivables during the quarter outpaced the increase in payables by approximately $21.1 million.

Cash flows used in investing activities during the three months ended March 31, 2005, was $48.2 million as compared to $149.4 million for the three months ended March 31, 2004. The decrease is primarily due to less investing activity ($82.0 million of deposits paid on property and other investments in 2004). Cash flows used in financing activities during the three months ended March 31, 2005, was almost $25.0 million including $14.9 million in subscriptions received from stockholders under the DRP, which was used to redeem shares under our redemption plan and almost $44.7 million in proceeds from mortgage loans offset by $53.5 million in distributions to stockholders. For the three months ended March 31, 2004, cash flows from financing activities were $550.6 million including $615.2 million in subscriptions received from stockholders, offset by $50.6 million in distributions to stockholders and $55.4 million paid for stock issuance costs.

Commitments and Contingencies

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, our Advisor, certain affiliates of ours and our Advisor, and certain directors and officers of ours. The action asserts claims on behalf of two separate classes, those persons who purchased shares of ours during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the Proxy Statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which we acquired and the proposed Merger between us and our Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and our Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the postponed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor. We believe the allegations contained in the complaint are without merit and we are vigorously defending against them, and therefore, no contingent liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. We believe the allegations in the consolidated complaint, as amended, are also without merit and we are vigorously defending against them, and therefore, no liability has been accrued. On February 11, 2005 we and the other defendants filed separate motions to dismiss the consolidated amended complaint. On May 9, 2005, the court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other advisor related entities. The court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The court deferred consideration of the Section 14 (a) and 20(a) claims in light of our Aril 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined below). Finally, the court dismissed completely the breach of fiduciary duty claims finding they were derivative and belonged to us. After plaintiffs re-plead and any additional motion practice, the case will likely proceed to the determination of class certification and thereafter potentially to a trial.  Should the plaintiffs re-plead the claims sustained by the court, we maintain our belief that these claims are without merit and intend to vigorously defend against them.

In the course of our ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us in connection with, among other things, our operations, offerings and unrecognized preacquisition contingencies. Although the results of such other litigation (and related appeals) cannot be predicted with certainty, we believe that the disposition of those other matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

As of March 31, 2005, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, we expect to spend $75.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $52.7 million for renovations, which is expected to be funded from other sources of capital.

As of March 31, 2005 we had entered into an agreement to sell one Property for $2.8 million. The agreement is subject to customary closing conditions and there can be no assurance that these conditions will be met, that the sale will occur or if the sale occurs, the timing thereof.

Commitments and Contingencies—CNL Hospitality Corp. Merger:

On April 29, 2004, we entered into a merger agreement (the “Existing Merger Agreement”) with the Advisor pursuant to which all of the outstanding shares of capital stock of the Advisor would be exchanged for a total merger consideration of $297.0 million, comprised of approximately $267.3 million of our common shares and approximately $29.7 million in cash. On April 8, 2005, we filed a Current Report on Form 8-K reporting that the Special Committee of our Board of Directors, on our behalf, is in discussions with the Advisor regarding the possible amendment of the Existing Merger Agreement. Although the Existing Merger Agreement remains in effect, it is currently contemplated that the Existing Merger Agreement will not be consummated on its present terms. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. A merger between us and the Advisor, under whatever terms it may ultimately be consummated, if at all, is hereinafter referred to as the “Merger.”

Present Terms of Existing Merger Agreement

Under the terms of the Existing Merger Agreement we would assume and repay a loan in the amount of approximately $11.0 million. Certain of our officers, directors and their respective affiliates who own interests in the Advisor would receive $267.3 million worth of our shares of common stock and none of the cash. The Existing Merger Agreement provides that upon consummation of the Merger, the surviving corporation would continue as our wholly-owned subsidiary and would succeed to all of the assets, liabilities and business of the Advisor, and the Advisor’s officers and other employees will become our employees. As a result, we would become self-advised. The Merger is subject to the fulfillment of certain conditions which have not occurred as of the date of the filing of this Form 10-Q. As a result, the Existing Merger Agreement may be terminated at any time by either party, although neither party has done so. There can be no assurance that we will agree with the Advisor to amend the Existing Merger Agreement, or if amended, that such amended merger agreement or any merger agreement will be consummated or the terms or the timing thereof. In the event that the Existing Merger Agreement is terminated, we would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of shares under the DRP. As of the date of this filing, acquisition fees totaling up to $82.7 million would be due and payable to the Advisor upon termination of the Existing Merger Agreement, as well as certain other fees.

Events Subsequent to March 31, 2005

On April 26, 2005, we, through various wholly-owned subsidiaries, entered into an agreement of purchase and sale (the “Sale Agreement”) with Ashford Hospitality Limited Partnership (the “Buyer”), an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT). The Sale Agreement provides for the sale of 30 Properties, including six Courtyard by Marriott hotels, thirteen Residence Inn by Marriott hotels, seven TownePlace Suites by Marriott hotels, and four SpringHill Suites by Marriott hotels, for a purchase price of $465 million in cash (the “Purchase Price”), subject to closing adjustments as provided in the Sale Agreement. The carrying value of the Properties being sold was approximately $406.8 million as of March 31, 2005. Total revenues for the 30 Properties for the year ended December 31, 2004 and the quarter ended March 31, 2005 were $105.8 million and $29.8 million, respectively.

Upon execution of the Sale Agreement, a non-refundable deposit of $15 million was deposited with an escrow agent (the “Deposit”). Upon closing, the Deposit will be applied as payment against the Purchase Price. The balance of the Purchase Price is to be paid by the Buyer at closing. The majority of the proceeds from the sale net of $10 million of estimated closing costs and other payments made in connection with the transaction are expected to be used to repay existing long-term debt.

The Sale Agreement contemplates a closing during the second quarter of 2005. Closing of this transaction is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur.

We had an interim management agreement for one of our Properties that was scheduled to expire on April 30, 2005.  As of April 30, 2005, the interim management agreement for this Property was amended to extend the agreement through May 31, 2005.  We also have an interim management agreement for a second Property that expires on June 30, 2005.  We may terminate either of these agreements upon seven days written notice and the manager may terminate these agreements upon 75 days written notice.  We are currently evaluating various alternatives related to the management of these two Properties.

In May 2005, Desert Ridge Resort Partners, LLC, one of our unconsolidated entities, obtained a commitment from a third party lender for a loan in the amount of $300 million. The loan is expected to close in June 2005. The proceeds of this loan will be used to (a) repay the $275 million outstanding principal balance of all existing debt and (b) pay an estimated $25 million in expenses related to the early extinguishment of existing debt and the closing of the new loan. Under the terms of the commitment, the new loan will bear interest at one-month LIBOR plus 225 basis points. In conjunction with the new loan, the unconsolidated entity plans to enter into one or more interest rate protection agreements which will cap one-month LIBOR at 4.50 percent. The expected effective borrowing rate will be lower than that of the existing outstanding debt. Payments of interest only are expected to be due monthly through expected maturity in June 2007. There are three one-year extensions available subject to, among other conditions, payment of a 0.25 percent extension fee, minimum cash flow levels, the loan not being in default and extended interest rate caps being provided. Closing is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur or the terms or the timing thereof.

On May 13, 2005, the Board approved an amendment to our bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of our bylaws that addresses director compensation and provides that our Directors will be entitled to receive compensation as may be determined by our Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of the Advisor are not entitled to and do not receive compensation for their services or activities in accordance with our charter.

In May 2005, we entered into indemnification agreements with Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and Stephanie Thomas. In May 2005, we entered into revised indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform with other outstanding indemnification agreements. The indemnification agreements require, among other things, that we indemnify these Officers and Directors, to the fullest extent required or permitted by our charter and by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of us. The indemnification agreements also require that we advance to these Officers and Directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with us for the Officer or Director, as the case may be.

Off-Balance Sheet Arrangements

At March 31, 2005, we had three unconsolidated investments in joint ventures, each of which own a Property. The unconsolidated entities had $524.9 million of non-recourse mortgages and other loans relating to these Properties. We have also severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the limited partnerships. This debt is not reflected as a liability on our unaudited condensed consolidated balance sheet.

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

We have recorded equity in losses of unconsolidated entities of $0.5 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively, and received distributions of $1.4 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The principal source of revenue for our unconsolidated entities is revenues from hotel and resort operations, of $60.5 million and $53.3 million for the three months ended March 31, 2005 and 2004, respectively, which are not included in our unaudited condensed consolidated statements of operations.

Capital expenditures on these Properties are generally paid from their capital reserve account, which is funded from the revenue generated from the operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50 percent or otherwise increase our beneficial interest and may require that we consolidate the venture, including all of its assets and liabilities, results of operations and cash flows into our unaudited condensed consolidated financial statements.

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

Contractual Cash Obligations

Our contractual cash obligations remained generally unchanged at March 31, 2005 compared to December 31, 2004 except for changes to our debt as noted above.

Additional Information

Related Party Transactions

On March 31, 2005, we entered into an agreement (the “Renewal Agreement”) with our Advisor with respect to the Advisory Agreement dated as of April 1, 2004 between us and the Advisor, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, we will determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and will propose any new Rate to the Advisor on or before May 1, 2005, which we have done. The Advisor will respond to our proposal on or before June 1, 2005. If the Advisor does not respond by June 1, 2005, the Rate proposed by us will be deemed to be the new Rate. In the event that the parties cannot agree, after good faith negotiations, upon a new Rate on or before July 1, 2005, the Parties will submit the determination of the Rate to binding arbitration, so long as the arbitration of this matter will not be inconsistent with applicable law or our articles of incorporation, as amended.

The Renewal Agreement also provides that for purposes of the Existing Merger Agreement, as defined in “Commitments and Contingencies - CNL Hospitality Corp. Merger (above), the Renewal Agreement is subject to the provisions of Section 8.13 of the Existing Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses.

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER shall pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year if the term for each such unit . Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our Directors is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to our charter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On February 9, 2005, a partnership in which we own a 70 percent interest (the “Del Coronado Partnership”), obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million occurred on April 7, 2005.

Upon closing, $290 million of the loan proceeds were used to refinance the existing outstanding debt of the Del Coronado Partnership.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del property and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. We are in compliance with these covenants as of March 31, 2005.

In connection with the loan, the Del Coronado Partnership has entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at four percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. We paid $3.9 million to acquire these interest rate protection agreements.

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt:
Fixed rate	$9,193	$13,133	$192,679	$213,332	$233,153	$305,664	$967,154	$917,440
Average interest rate	7.16%	7.18%	7.08%	6.39%	6.39%	6.87%
Variable rate	$63,723	$458,801	$-	$165,000	$1,536,168	$340,000	$2,563,692	$2,563,692
Average interest rate	6.72%	5.75%	n/a	5.35%	6.05%	4.27%
Total debt	$72,916	$471,934	$192,679	$378,332	$1,769,321	$645,664	$3,530,846

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of March 31, 2005, and December 31, 2004 would have resulted in additional annualized interest costs of $6.4 million and $25.3 million, respectively.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

In addition, we have issued fixed interest rate mortgages payable and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages payable and notes payable under permanent financing arrangements at March 31, 2005 and December 31, 2004, approximated the outstanding principal amount of $917.4 million and $944.0 million, respectively. Fair value was determined based on market prices as of March 31, 2005 and December 31, 2004.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation as of March 31, 2005 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which management refers to as our disclosure controls. This evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of our disclosure controls as of the end of the period covered by this quarterly report.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control deficiencies and instances of fraud will be prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that its objectives are achieved.

On May 11, 2005, we disclosed on Form 12b-25 that we were finalizing our assessment of the significance of certain deficiencies identified in our internal controls over financial reporting pertaining to the timing of the recognition in an interim period of percentage rental revenue earned in connection with three of our triple-net lease arrangements and of incentive management fee expense contingently incurred in connection with certain of our management agreements with third-party managers. We have completed our assessment and determined that, although deficiencies existed, they do not individually or in the aggregate constitute a material weakness in our internal control over financial reporting.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2005, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

On August 16, 2004, a shareholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, our Advisor, certain affiliates of ours and our Advisor, and certain directors and officers of ours. The action asserts claims on behalf of two separate classes, those persons who purchased shares of ours during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the Proxy Statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which we acquired and the proposed Merger between us and our Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties to the members of the class. The complaint seeks, among other things, certification of the class action, unspecified monetary damages, rescissory damages, to nullify the various shareholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the postponed underwritten offering and listing until the court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor. We believe the allegations contained in the complaint are without merit and are vigorously defending against them, and therefore, no contingent liability has been accrued.

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. We believe the allegations in the consolidated complaint, as amended, are also without merit and we are vigorously defending against them, and therefore, no liability has been accrued. On February 11, 2005 we and the other defendants filed separate motions to dismiss the consolidated amended complaint. On May 9, 2005, the court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other advisor related entities. The court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The court deferred consideration of the Section 14 (a) and 20(a) claims in light of our Aril 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement. Finally, the court dismissed completely the breach of fiduciary duty claims finding they were derivative and belonged to us. After plaintiffs re-plead and any additional motion practice, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. Should the plaintiffs re-plead the claims sustained by the court, we maintain our belief that these claims are without merit and intend to vigorously defend against them.

In the course of our ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us in connection with our operations, offerings and unrecognized preacquisition contingencies. Although the results of the litigation (and related appeals, as applicable) cannot be predicted with certainty, we believe the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan(a)
January 1, 2005 through January 31, 2005	—	$—	—	2,499,165
February 1, 2005 through February 28, 2005	—	—	—	2,499,165
March 1, 2005 through March 31, 2005	786,081	19.00	786,081	1,713,084
Total	786,081		786,081
_______________________
(a)	Redemption Plan

Redemption of Shares. Per our amended and restated redemption plan, effective June 16, 2004 and announced on June 25, 2004 (the “Redemption Plan”), prior to such time, if any, as a listing of our shares on a national securities exchange, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on an estimated share price of $20. ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use for redemptions up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock during such quarter. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) prior to the redemption of shares requested to be redeemed in the current quarter. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the three months ended March 31, 2005 we were not able to redeem all of the shares for which redemption requests were submitted during the quarter. As such, as of March 31, 2005, there were 130,594 shares on a waiting list to be redeemed in subsequent periods.

Excess Funds. If the full amount of funds available for any given quarter exceeds the amount necessary for such redemptions, the remaining amount shall be held for redemptions in the subsequent quarter unless such amount is sufficient to acquire an additional property (directly or through a joint venture), to invest in additional mortgage loans or is used to repay outstanding indebtedness or we determine not to continue redemptions. In that event, we may use all or a portion of such amount to acquire one or more additional properties, to invest in one or more additional mortgage loans or to repay outstanding indebtedness, provided that we (or, if applicable, the joint venture) enters into a binding contract to purchase such property or properties or invests in such mortgage loan or mortgage loans, or uses such amount to repay outstanding indebtedness, prior to the time we have selected for the next redemption of shares.

Termination of Redemption Plan. The Redemption Plan will terminate, and we will no longer accept shares for redemption, when a listing of our shares on a national securities exchange or over-the-counter market occurs. Our Board of Directors, in its sole discretion, may amend or suspend the Redemption Plan at any time it determines that such amendment or suspension is in the best interest of the Company.

Item 3. Defaults upon Senior Securities.
Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

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

2.5

Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.6

First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

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

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Filed herewith).

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
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
10.1

[Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.) - what is the status of this agreement - has it been amended?]

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
10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.93

Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.94

$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.95

$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.96

$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005(Previously filed as Exhibit 10.96 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.97

$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.98

$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.99

$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.100	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)
10.101

Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.102	2004 Omnibus Long-Term Incentive Plan (Included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)
10.103	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)
10.104

2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.105

Renewal Agreement dated March 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed April 6, 2005 and incorporated herein by reference.)

10.106

Agreement of Purchase and Sale dated April 26, 2005 by and between CNL Hotels & Resorts, Inc. and various wholly-owned subsidiaries (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.108	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Filed herewith.)
10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.110	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Filed herewith.)
10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 13; 2005. (Filed herewith.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13; 2005. (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of May, 2005.

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

2.5

Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.6

First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

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

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Filed herewith).
4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
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

10.1

[Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.) - what is the status of this agreement - has it been amended?]

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
10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.93

Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.94

$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.95

$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.96

$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005(Previously filed as Exhibit 10.96 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.97

$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.98

$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.99

$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.100	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)
10.101

Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.102	2004 Omnibus Long-Term Incentive Plan (Included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)
10.103	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)
10.104

2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.105

Renewal Agreement dated March 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed April 6, 2005 and incorporated herein by reference.)

10.106

Agreement of Purchase and Sale dated April 26, 2005 by and between CNL Hotels & Resorts, Inc. and various wholly-owned subsidiaries (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.108	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Filed herewith.)
10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.110	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Filed herewith.)
10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 13, 2005. (Filed herewith.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13, 2005. (Filed herewith.)

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