Form 10-Q/A
period 2005-03-31
CNL Hotels & Resorts, Inc.
filed 2005-05-24
CIK 1017022

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

The number of shares of common stock outstanding as of May 15, 2005 was 152,829,051

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2005. This Amendment No. 1 is being filed solely to make corrections to typographical errors contained within Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-Q as originally filed. All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing. This filing amends only the item specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

CNL HOTELS & RESORTS, INC.

AND SUBSIDIARIES

INDEX

		Page
Part I.	Financial Information
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II.	Other Information
Item 6.	Exhibits	23

Signatures	36
Exhibits	37

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

Hotel and Resort Revenues. As of March 31, 2005 and 2004, we owned interests in 121 and 104 operating hotel and resort Properties leased to our taxable REIT subsidiary (“TRS”) entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the three months ended March 31, 2005 were $425.3 million, as compared to $215.9 million for the same period in 2004, an increase of $209.3 million or 97 percent. Out of the total increase, $166.1 million was from six luxury resort and upper-upscale Properties acquired on April 2, 2004. These six Properties, which were not owned during the first quarter of 2004, generally perform best during the first quarter of each year due to seasonality at these locations. A total of $15.9 million of the increase was from eleven Properties in which leases with third-party tenants were assumed by us in 2004 (two in May, six in August and three in December). Since that date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized. The remainder of the increase, $27.3 million, was from year-over-year improvements at our existing Properties driven by an increase in room rates and hotel occupancy levels.

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

Hotel and resort expenses

	Three Months Ended March 31,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$ 57,849	13.6%	$ 36,612	17.0%
Food and beverage	70,928	16.7	36,824	17.1
Other hotel and resort operating departments	33,680	7.9	8,246	3.8
Property operations	71,891	16.9	46,343	21.4
Repairs and maintenance	16,462	3.9	10,552	4.9
Hotel and resort management fees	14,674	3.5	7,158	3.3
Sales and marketing	23,969	5.6	15,337	7.1
Total hotel and resort expenses	$ 289,453	68.1%	$ 161,072	74.6%

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

During the three months ended March 31 2004, we recorded $6.4 million in credit enhancement funding expense reductions. We did not have any such reductions during the three months ended March 31, 2005. During the three months ended March 31, 2005 and 2004 we recorded base management fee waivers of $0.1 million and $0.3 million, respectively. The overall decrease in credit enhancement funding during the three months ended March 31, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our Properties. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or Properties. As of March 31, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of March 31, 2005, we had a total of $52.0 million available for funding under our remaining credit enhancements ($23.5 million of which relates to our unconsolidated entities). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will earn the credit enhancements currently available.

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

Losses from Unconsolidated Entities

Losses from unconsolidated entities decreased to $0.5 million from $2.6 million for the three months ended March 31, 2005 and 2004, respectively. The following presents our decrease in losses or increase in income, as applicable, from unconsolidated entities for the three months ended March 31, 2005 and 2004 (in thousands):

Entity	2005	2004	Decrease in loss/increase in income
WB Resort Partners, LP*	$ (1,047)	$ (1,921)	$ 874
Desert Ridge Resort Partners, LLC*	1,099	395	704
CY-SF Hotel Parent, LP	(555)	(657)	102
Other Joint Ventures	11	(452)	463
Total	$ (492)	$ (2,635)	$ 2,143
____________________
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

The income from discontinued operations was as follows (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Hotel Revenues	$776	$2,893
Hotel Expenses	(622)	(2,304)
Write-down of assets	(344)	---
	(190)	589
Gain on disposal of assets	660	---
Income from discontinued operations	$470	$589

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

The following is a reconciliation of net income to FFO for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2005 (1)	2004
Net Income	$ 8,966	$ 2,970
Adjustments:
Effect of unconsolidated entities	3,548	3,570
Effect of minority interest	(3,153)	(3,039)
Depreciation and amortization of real estate assets	50,645	30,840
Gain on sale of real estate assets	(660)	—
Funds from operations	$ 59,346	$ 34,341
Weighted average shares:
Basic and diluted	152,913	135,707
____________________
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

The following is a reconciliation of net income to EBITDA for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2005 (1)	2004
Income from continuing operations	$ 8,496	$ 2,381
Adjustments:
Interest and loan cost amortization	56,896	26,118
Income tax expense (benefit)	429	(1,120)
Depreciation and amortization	53,653	30,890
EBITDA	$ 119,474	$ 58,269
____________________
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

Unaudited Property Operating Data—Comparable Properties

Continuing Operations(1)

For the Three Months Ended March 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	30	72.4%	3.8	$ 148.57	5.8%	$ 107.60	11.6%
Upscale	46	74.5	2.7	107.08	9.8	79.81	14.0
Midscale	31	69.3	2.3	79.60	7.0	55.15	10.7
Total Consolidated	107	72.5%	3.2	$ 121.56	7.3%	$ 88.14	12.2%
Unconsolidated	3	84.3	5.3	182.09	7.7	153.42	14.9
Subtotal	110	73.7%	3.4	$ 128.74	7.5%	$ 94.92	12.6%
Triple Net Lease(2)	6	69.9	4.5	111.90	14.6	78.16	22.5
Total	116	73.6%	3.4	$ 128.02	7.7%	$ 94.16	13.0%
____________________
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
Unaudited Property Operating Data—Adjusted Comparable Properties
Continuing Operations(1)
For the Three Months Ended March 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	35	73.2%	3.5	$ 178.71	4.5%	$ 130.82	9.8%
Upscale	46	74.5	2.7	107.08	9.8	79.81	14.0
Midscale	31	69.3	2.3	79.60	7.0	55.15	10.7
Total Consolidated	112	72.9%	3.1	$ 140.87	6.0%	$ 102.72	10.7%
Unconsolidated	3	84.3	5.3	182.09	7.7	153.42	14.9
Subtotal	115	74.0%	3.3	$ 145.25	6.3%	$ 107.44	11.3%
Triple Net Lease(2)	6	69.9	4.5	111.90	14.6	78.16	22.5
Total	121	73.8%	3.3	$ 143.97	6.5%	$ 106.25	11.6%
____________________
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

During the three months ended March 31, 2005, $1.2 million in cash flows from operating activities was generated by credit enhancement funding and the shortfall between cash flows from operating activities and distributions of $10.8 million was covered by proceeds from long-term borrowings to fund a portion of our distributions. In addition, as discussed above, the terms of one of our loan facilities limits the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement. If we were to sustain our distribution rate per share at the current level and did not have a significant increase in cash flow from our Properties we would reach the limit imposed by our loan facility as early as the fourth quarter of 2005 thereby causing us to limit our distributions for that period. As of the date of this filing, based on current estimates of our sources of liquidity, we will not be able to sustain the current distribution rate per share and therefore we expect to reduce our distribution rate per share as early as the end of the second quarter of 2005.

Cash Flows

During the three months ended March 31, 2005 and 2004, we generated cash from operations of $42.7 million and $41.1 million, respectively. Included in cash flows from operations is credit enhancement funding totaling $1.2 million and $7.6 million for the three months ended March 31, 2005 and 2004, respectively. Even though we benefited from the operations of the six Properties acquired in

April 2004 and had significant improvements in our hotel operating results over the prior year, our cash flows from operations only increased slightly. This occurred predominantly because accounts receivable grew significantly from December 2004 as a result of a significant portion of first quarter revenues being financed as of March 31, 2005 at these six luxury resort and upper upscale Properties. The growth in receivables during the quarter outpaced the increase in payables by approximately $21.1 million.

Cash flows used in investing activities during the three months ended March 31, 2005, was $48.2 million as compared to $149.4 million for the three months ended March 31, 2004. The decrease is primarily due to less investing activity ($82.0 million of deposits paid on property and other investments in 2004). Cash flows used in financing activities during the three months ended March 31, 2005, was almost $25.9 million including $14.9 million in subscriptions received from stockholders under the DRP, which was used to redeem shares under our redemption plan and almost $45.9 million in net proceeds from mortgage loans offset by $53.5 million in distributions to stockholders. For the three months ended March 31, 2004, cash flows from financing activities were $550.6 million including $615.2 million in subscriptions received from stockholders, offset by $50.6 million in distributions to stockholders and $55.4 million paid for stock issuance costs.

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

In addition, on September 8, 2004, a second putative class action complaint was filed in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004. We believe the allegations in the second complaint are also without merit. On November 10, 2004, the two complaints were consolidated and lead plaintiffs were assigned for each of the two purported classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations. We believe the allegations in the consolidated complaint, as amended, are also without merit and we are vigorously defending against them, and therefore, no liability has been accrued. On February 11, 2005 we and the other defendants filed separate motions to dismiss the consolidated amended complaint. On May 9, 2005, the court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other advisor related entities. The court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The court deferred consideration of the Section 14 (a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined below). Finally, the court dismissed completely the breach of fiduciary duty claims finding they were derivative and belonged to us. After plaintiffs re-plead and any additional motion practice, the case will likely proceed to the determination of class certification and thereafter potentially to a trial.  Should the plaintiffs re-plead the claims sustained by the court, we maintain our belief that these claims are without merit and intend to vigorously defend against them.
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

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER shall pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year if the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our Directors is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to our charter.

PART II Other Information

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

3.9

Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

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

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 10; 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 24th day of May, 2005.

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

3.9

Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

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

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 10; 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

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

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF CNL HOTELS & RESORTS, INC.
PURSUANT TO RULE 13a-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas J. Hutchison III, the Chief Executive Officer of CNL Hotels & Resorts, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of the registrant;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Thomas J. Hitchison III
Name: Thomas J. Hutchison III
Date: May 24, 2005	Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
OF CNL HOTELS & RESORTS, INC.
PURSUANT TO RULE 13a-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Brian Strickland, the Executive Vice President, Chief Financial Officer, Secretary and Treasurer of CNL Hotels & Resorts, Inc. (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of the registrant;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
/s/ C. Brian Strickland
Date: May 24, 2005	Name: C. Brian Strickland
Executive Vice President, Chief Financial Officer, Secretary
and Treasurer(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Hotels & Resorts, Inc. (the “Company”) on Form 10-Q/A for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2005 and December 31, 2004 and its results of operations for the quarters ended March 31, 2005 and 2004.

/s/ Thomas J. Hutchison III
Date: May 24, 2005	Name: Thomas J. Hutchison III
Title: Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Hotels & Resorts, Inc. (the “Company”) on Form 10-Q/A for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2005 and December 31, 2004 and its results of operations for the quarters ended March 31, 2005 and 2004.

/s/ C. Brian Strickland
Date: May 24, 2005	Name: C. Brian Strickland
Title: Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)