Form 10-Q
period 2005-08-15
CNL Hotels & Resorts, Inc.
filed 2005-08-15
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2005

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
Registrant’s telephone number (including area code) (407) 650-1510

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

The number of shares of common stock outstanding as of August 5, 2005 was 152,876,020.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES

Signatures	63
Exhibits	64

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Hotel and resort properties, net	$4,475,561	$4,523,505
Investments in unconsolidated entities	—	10,248
Assets held for sale	—	428,810
Cash and cash equivalents	112,715	108,304
Restricted cash	196,419	140,761
Receivables, less allowance for doubtful accounts of $1,624 and $1,576, respectively	116,209	84,005
Goodwill	515,192	515,192
Intangibles, less accumulated amortization of $13,052 and $7,196, respectively	392,047	397,904
Prepaid expenses and other assets	68,556	60,498
Loan costs, less accumulated amortization of $24,738 and $17,205, respectively	35,657	47,818
	$5,912,356	$6,317,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,171,689	$3,186,097
Liabilities associated with assets held for sale	—	323,009
Accounts payable and accrued expenses	186,800	186,291
Other liabilities	42,639	42,737
Distributions and losses in excess of investments in unconsolidated entities	1,114	—
Due to related parties	4	5,885
Membership deposits	222,838	214,246
Total liabilities	3,625,084	3,958,265
Commitments and contingencies
Minority interests	127,569	148,825
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 157,393 and 154,975 shares, respectively; outstanding 152,876 and 152,913 shares, respectively	1,530	1,531
Capital in excess of par value	2,740,412	2,740,430
Accumulated distributions in excess of net income	(577,665)	(527,790)
Accumulated other comprehensive loss	(4,574)	(4,216)
Total stockholders’ equity	2,159,703	2,209,955
	$5,912,356	$6,317,045

See accompanying notes to condensed consolidated financial statements

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Room	$ 223,014	$ 198,097	$ 448,884	$ 332,951
Food and beverage	107,138	98,191	215,962	147,376
Other hotel and resort operating departments	56,226	54,219	116,988	67,802
Rental income from operating leases	3,712	7,324	6,895	13,175
Interest and other income	1,319	1,286	2,240	3,323
	391,409	359,117	790,969	564,627
Expenses:
Room	51,563	46,295	102,835	78,523
Food and beverage	68,816	65,933	139,165	102,304
Other hotel and resort operating departments	32,629	30,914	66,081	38,955
Property operations	65,470	61,849	130,518	102,447
Repairs and maintenance	15,862	14,329	30,976	23,869
Hotel and resort management fees	10,795	9,003	22,598	15,295
Sales and marketing	23,189	20,770	45,622	35,190
Credit enhancement funding	(731)	(2,948)	(731)	(8,748)
General operating and administrative	7,196	4,360	11,797	8,170
State and local taxes	2,018	1,377	4,011	2,432
Asset management fees to related party	7,352	7,300	14,718	12,246
Depreciation and amortization	49,053	41,088	98,500	67,963
	333,212	300,270	666,090	478,646

Operating profit	58,197	58,847	124,879	85,981

Interest and loan cost amortization	(55,389)	(42,293)	(107,396)	(66,703)
Gain on sale of common stock	—	8,026	—	8,026
Transaction costs	(1,260)	(7,057)	(1,260)	(7,057)
Loss on extinguishment of debt	—	(14,037)	(4,206)	(14,037)
Loss on termination of hedges	(1,344)	—	(1,344)	—

Income before equity in losses of unconsolidated entities, minority interests, and benefit (expense) from income taxes	204	3,486	10,673	6,210
Equity in losses of unconsolidated entities	(8,729)	(3,397)	(9,221)	(6,032)
Minority interests	(3,953)	(3,685)	(5,716)	(5,937)
Loss from continuing operations before benefit (expense) from income taxes	(12,478)	(3,596)	(4,264)	(5,759)
Benefit (expense) from income taxes	3,089	(419)	2,660	356
Loss from continuing operations	(9,389)	(4,015)	(1,604)	(5,403)
Discontinued operations, net of income taxes	42,263	6,209	43,443	10,567
Net income	$ 32,874	$ 2,194	$ 41,839	$ 5,164
Earnings (loss) per share of common stock (basic and diluted):
Continuing operations	$ (0.06)	$ (0.03)	$ (0.01)	$ (0.03)
Discontinued operations	0.28	0.04	0.28	0.07
	$ 0.22	$ 0.01	$ 0.27	$ 0.04
Weighted average number of shares of common stock outstanding:
Basic and diluted	152,830	151,550	152,871	143,613

See accompanying notes to condensed consolidated financial statements

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Six months ended June 30, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2003	121,121	$ 1,212	$ 2,165,487	$ (222,334)	$ (3,624)	$ 1,940,741
Subscriptions received for common stock through
public offerings and distribution reinvestment
plan	33,061	331	658,247	—	—	658,578
Issuance of common stock (to board of directors)	38	1	749	—	—	750
Retirement of common stock	(1,307)	(13)	(24,623)	—	—	(24,636)
Stock issuance costs	—	—	(59,430)	—	—	(59,430)
Net loss	—	—	—	(87,113)		(87,113)	$ (87,113)
Adjustment to recognize change in value of cash
flow hedges	—	—	—	—	(2,864)	(2,864)	(2,864)
Adjustment to recognize change in value of
foreign operations investment hedge	—	—	—	—	768	768	768
Translation adjustment from foreign operations	—	—	—	—	1,504	1,504	1,504
Total comprehensive loss							$ (87,705)
Distributions declared and paid ($1.49 per share)	—	—	—	(218,343)	—	(218,343)
Balance at December 31, 2004	152,913	$ 1,531	$ 2,740,430	$ (527,790)	$ (4,216)	$ 2,209,955

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—CONTINUED
Six months ended June 30, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	152,913	$ 1,531	$ 2,740,430	$ (527,790)	$(4,216)	$2,209,955
Subscriptions received for common stock through distribution reinvestment plan	1,226	12	23,995	—	—	24,007
Retirement of common stock	(1,263)	(13)	(23,995)	—	—	(24,008)
Stock issuance costs	—	—	(18)	—	—	(18)
Net income	—	—	—	41,839	—	41,839	$41,839
Adjustment to recognize change in value of cash flow hedges	—	—	—	—	405	405	405
Adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(7)	(7)	(7)
Translation adjustment from foreign operation	—	—	—	—	(756)	(756)	(756)
Total comprehensive income							$41,481
Distributions declared and paid ($0.60 per share)	—	—	—	(91,714)	—	(91,714)
Balance at June 30, 2005	152,876	$ 1,530	$ 2,740,412	$ (577,665)	$(4,574)	$2,159,703

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except per share data)

	Six months Ended June 30,
	2005	2004
Net cash provided by operating activities	$ 88,893	$ 98,382

Cash flows from investing activities:
Additions to hotel and resort properties	(55,222)	(45,852)
KSL acquisition	—	(1,445,320)
Investment in unconsolidated entities	—	(1,791)
Sale of hotel and resort properties	473,300	24,905
Increase in restricted cash	(55,659)	(36,689)
Increase in other assets	(2,726)	(30,311)
Net cash provided by (used in) investing activities	359,693	(1,535,058)

Cash flows from financing activities:
Proceeds from mortgage loans	401,548	1,135,246
Repayments of mortgage loans	(718,749)	(10,356)
Repayments of other notes payable	—	(72,293)
Payment of loan costs	(3,821)	(13,153)
Payment of prepayment penalties	(1,921)	—
Payment to acquire cash flow hedges	(3,870)	—
Proceeds from sale of cash flow hedge	850	—
Payment of capital lease obligations	(880)	(413)
Subscriptions received from stockholders	24,007	631,039
Distributions to stockholders	(91,714)	(109,415)
Distributions to minority interest net of contributions	(25,599)	(4,942)
Redemption of common stock	(24,008)	(8,040)
Payment of stock issuance costs	(18)	(59,076)
Net cash (used in) provided by financing activities	(444,175)	1,488,597

Net increase in cash and cash equivalents	4,411	51,921

Cash and cash equivalents at beginning of period	108,304	147,694

Cash and cash equivalents at end of period	$ 112,715	$ 199,615

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$ 97	$ 6,425

Supplemental schedule of non-cash financing activities:

Non-cash reduction in tax incremental financing note	$ —	$ 315

Distributions declared but not paid to minority interest	$ 3,922	$ 3,897

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization:

CNL Hotels & Resorts, Inc., a corporation organized pursuant to the laws of the State of Maryland on June 12, 1996, operates for federal income tax purposes as a real estate investment trust (a “REIT”). The term “Company” and any reference to CNL Hotels & Resorts, Inc. includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and consolidated joint ventures. Various other wholly or majority owned subsidiaries may be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties (“Properties”).

As of June 30, 2005, the Company owned 77 Properties directly and 23 Properties through equity investments, including three unconsolidated Properties. The Company leases 94 of its Properties to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate their hotel and resort Properties. Rental income from operating leases is included in consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

On June 17, 2005, the Company, through various wholly-owned subsidiaries, completed the sale of 30 non-strategic Properties, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT).

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three and six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 31 of the Company’s Properties are operated by a manager that has a different quarterly accounting calendar. For these hotels and resorts, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results may have different ending dates. The second quarter of 2005 ended on June 17, and the second quarter of 2004 ended on June 18. For both the second quarter of 2005 and 2004, the Company included 84 days of operations for these Properties.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Hotels & Resorts, Inc., and each of its wholly-owned subsidiaries. In accordance with the provisions of Statement of Financial Accounting Standards Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”, the Company also consolidates joint ventures for which it is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s variability in expected losses, receives a majority of its expected variability in residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that changes with changes in the fair value of the entity’s net assets excluding variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of third parties are reflected as minority interests for these variable interest entities.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2005 presentation, including a reclassification of certain credit enhancement funding, which was historically presented as credit enhancement revenue, to a reduction in operating expenses in accordance with Emerging Issues Task Force 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor,” and the segregation of state and local taxes, which was historically included in general and administrative expense. These reclassifications had no effect on stockholders’ equity or net income. In accordance with FAS 144, we have included the hotel assets sold during 2004 and 2005 in discontinued operations in the consolidated statements of operations. The December 31, 2004 balance sheet has been reclassified to report the assets and liabilities of these sold hotels as assets held for sale and liabilities related to these assets.

Restricted Cash—Cash is restricted to fund certain of the Company’s operating expenses and other expenditures relating to furniture, fixtures and equipment replacement (pursuant to management agreements) and other capital expenditures directly associated with its Properties as well as reserves required pursuant to certain borrowings and have been included in the accompanying unaudited condensed consolidated balance sheets as restricted cash. Certain of the restricted cash has been designated as such at the discretion of the Company and is not subject to specific contractual arrangements or obligations. Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Furniture, fixtures and equipment reserves	$58,441	$64,768
Renovations	82,494	14,530
Taxes and insurance escrow	9,872	9,635
Deposits	9,409	18,855
Reserve funds required by lenders	36,203	32,973
	$196,419	$140,761

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, the Company, beginning in the first quarter of 2006 will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company’s only shared-based payment transactions to date are limited to stock grants to the Company’s Directors, adoption of FAS 123 Revised is not expected to have a significant impact on the Company’s results of operations.

3. Hotel and Resort Properties:

Properties consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Land	$884,553	$881,340
Building and improvements	3,468,214	3,451,724
Furniture, fixtures and equipment	403,534	398,364
	4,756,301	4,731,428
Less: accumulated depreciation	(367,537)	(276,226)
Construction in progress	86,797	68,303
	$4,475,561	$4,523,505

The Company had interim management agreements for two of its Properties that were scheduled to expire on June 30, 2005 (based upon prior extensions in April and May of 2005). On June 30, 2005, the interim management agreements for these Properties were amended to extend the agreements through July 31, 2005. See Note 13, “Subsequent Events” for additional events related to the management of these Properties.

4. Investments in Unconsolidated Entities:

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended June 30, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$ 29,283	$ 19,745	$ 5,186	$ 2,705	$ 56,919
Cost of sales	(12,332)	(7,048)	(1,662)	(854)	(21,896)
Expenses	(17,856)	(15,321)	(3,852)	(1,712)	(38,741)
Loss on extinguishment of debt	(15,684)	—	—	—	(15,684)
Net (loss) income	(16,589)	(2,624)	(328)	139	(19,402)
(Loss) income allocable to the Company	$ (7,299)	$ (1,286)	$ (158)	$ 14	$ (8,729)
Other comprehensive loss adjustment allocable to the Company	$ (179)	$ —	$ —	$ —	$ (179)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended June 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$29,389	$16,789	$4,710	$3,342	$54,230
Cost of sales	(12,230)	(6,243)	(1,554)	(1,737)	(21,764)
Expenses	(17,765)	(14,987)	(3,706)	(4,114)	(40,572)
Minority interest in loss	—	—	—	603	603
Net loss	$(606)	$(4,441)	$(550)	$(1,906)	$(7,503)
Loss allocable to the Company	$(267)	$(2,176)	$(265)	$(689)	$(3,397)
Other comprehensive income adjustment allocable to the Company	$(1,426)	$—	$—	$—	$(1,426)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%-36.05%

The following presents unaudited condensed statements of operations for the unconsolidated entities for the six months ended June 30, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$62,906	$39,770	$9,443	$5,322	$117,441
Cost of sales	(24,615)	(14,127)	(3,257)	(1,671)	(43,670)
Expenses	(36,699)	(30,400)	(7,668)	(3,404)	(78,171)
Loss on extinguishment of debt	(15,684)	—	—	—	(15,684)
Net (loss) income	$(14,092)	$(4,757)	$(1,482)	$247	$(20,084)
(Loss) income allocable to the Company	$(6,200)	$(2,331)	$(714)	$24	$(9,221)
Other comprehensive income adjustment allocable to the Company	$536	$—	$—	$—	$536
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following presents unaudited condensed statements of operations for the unconsolidated entities for the six months ended June 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures	Total
Revenues	$59,386	$33,065	$8,608	$8,735	$109,794
Cost of sales	(23,484)	(12,374)	(3,181)	(3,125)	(42,164)
Expenses	(35,611)	(29,053)	(7,342)	(12,187)	(84,193)
Minority interest in loss	—	—	—	1,050	1,050
Net income (loss)	$291	$(8,362)	$(1,915)	$(5,527)	$(15,513)
Income (loss) allocable to the Company	$128	$(4,097)	$(922)	$(1,141)	$(6,032)
Other comprehensive income adjustment allocable to the Company	$(1,032)	$—	$—	$—	$(1,032)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%-36.05%

__________________
* Desert Ridge Resort Partners, LLC (“DRR, LLC”), one of the Company’s unconsolidated entities, owns the JW Marriott Desert Ridge Resort Property. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (DRR, Ltd.”) DRR, Ltd. is a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. The Company owns a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $0.7 million and $1.5 million during the three and six months ended June 30, 2005, which represents their pro-rata share of total cash distributions paid by DRR, LLC.

** WB Resort Partners, LP (“WB Resort Partners”), one of the Company’s unconsolidated entities, owns the Waikiki Beach Marriott Resort Property. One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. The Company owns a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owns a 36% limited partnership interest in WB Resort Partners and Marriott owns the remaining limited partnership interests. WBR Ltd. received a loan (the”Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the Property. WBR Ltd. had not paid interest due to Marriott under the terms of the Limited Partner Loan during 2004 and, as a result, pursuant to the terms of the WB Resort Partners partnership agreement, Marriott had the right to convert the Limited Partner Loan to preferred partnership interests. In December 2004, WBR Ltd. paid the interest due under the loan and Marriott executed a standstill letter whereby Marriott agreed not to convert the Limited Partner Loan to preferred partnership interests until August 2006 so long as interest on the Limited Partner Loan is paid when due in the future. If WBR Ltd. does not pay interest when due, and if Marriott chooses to convert the Limited Partner Loan, Marriott will be entitled to receive a return that is higher in priority than returns that the Company is entitled to receive on its existing capital contributions. If this occurs, the Company may not be able to recover its entire investment in WB Resort Partners upon a future sale. As of the date of this filing, interest on the Limited Partner Loan is current. In 2004, the Company and the other limited partners made pro-rata capital contributions to WB Resort Partners. The Company’s capital contribution in 2004 was in the amount of approximately $103,000. As a result of the anticipated maturity of its senior loan in August 2006, WB Resort Partners is considering strategic options for the Waikiki Beach Marriott Resort Property, which may include the refinancing of the Property, further development of the Property, or the possible sale of the Property. Any of these options must be approved in writing by all of the partners of WB Resort Partners.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Discontinued Operations:

On June 17, 2005, the Company, through various wholly-owned subsidiaries, completed the sale of 30 Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT), for total gross proceeds of $465 million in cash, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishement of debt of $7.7 million. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts owed to hotel managers for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from this sale.

On June 9, 2005, the Company completed the sale of the Holiday Inn Express located in Austin, TX for total gross proceeds of $2.8 million in cash, resulting in a net loss of $0.1 million. During the first three months of the year, the Company recorded an impairment charge of $0.3 million in order to write down the value of this Property to its expected sales value less estimated costs to sell. The proceeds from the sale were used to repay a portion of long-term debt.

On March 10, 2005, the Company sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a net gain of $0.7 million. The proceeds from the sale were used to repay a portion of the Company’s long-term debt.

The results of operations for the 30 Properties sold on June 17, 2005, the Holiday Inn Express located in Austin, TX sold on June 9, 2005, and the Holiday Inn Express located in Bloomington, MN sold on March 10, 2005, have been classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The December 31, 2004 balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities related to these assets.

Results from discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$31,068	$27,298	$61,680	$52,089
Expenses	(21,583)	(19,654)	(46,442)	(38,724)
Write-down of assets	—	—	(344)	—
Interest and loan cost amortization	(5,026)	(1,545)	(9,913)	(3,253)
Income from discontinued operations	4,459	6,099	4,981	10,112
Gain on sale of assets	49,203	—	49,861	—
Loss on extinguishment of debt	(7,703)	—	(7,703)	—
Income tax (expense) benefit	(3,696)	110	(3,696)	455
	$42,263	$6,209	$43,443	$10,567

In accordance with FAS 144, the Company does not depreciate Properties classified as real estate held for sale.

6. Related Party Transactions:

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

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, the Company will determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to the Advisor on or before May 1, 2005, which the Company has done. The Advisor responded to the proposal on May 26, 2005, but did not agree with the Company’s proposal. Pursuant to the terms of the Renewal Agreement, in the event that the parties could not agree, after good faith negotiations, upon a new rate on or before July 1, 2005, which they did not, the parties agreed to submit the determination of the rate to binding arbitration, so long as the arbitration of this matter would not be inconsistent with applicable law or the Company’s articles of incorporation. On June 30, 2005, the Company and the Advisor entered into an amendment to the Renewal Agreement to extend the July 1, 2005 date to August 1, 2005. On July 29, 2005, the Company and the Advisor entered into a second amendment to the Renewal Agreement to extend the August 1, 2005 date to September 1, 2005.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Renewal Agreement also provides that for purposes of the Existing Merger Agreement, as defined in Note 12, “CNL Hospitality Corp. Merger,” the Renewal Agreement is subject to the provisions of Section 8.13 of the Existing Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses.

Under the current Advisory Agreement with the Advisor, the Advisor is entitled to receive a monthly asset management fee of one-twelfth of 0.60 percent of the Company’s real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which is not allowed to exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, at the sole discretion of the Advisor. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year as determined by the Advisor. For the six months ending June 30, 2005 and 2004, the Company incurred $14.7 million and $12.2 million of such fees, respectively.

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER shall pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. The Company received $130,000 under the terms of this agreement during the three months ended June 30, 2005 in access fees for 2006. At June 30, 2005 such fees are deferred for recognition as income in future periods.

On May 13, 2005, the Board approved an amendment to the Company’s bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of the bylaws that addresses Director Compensation and provides that the Company’s Directors will be entitled to receive compensation as may be determined by the Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of the Advisor are not entitled to and do not receive compensation for their services or activities in accordance with the Company’s bylaws.

The Company’s five independent Directors are entitled to receive 500 shares of common stock (for a total of 2,500 shares) each quarter. As a result, during the three and six months ended June 30 2005, the Company recorded compensation expense of $50,000 and $100,000, respectively, based on an estimated price of $20.00 per share of common stock. As of June 30, 2005, these shares, as well as 2,500 shares from the fourth quarter of 2004, had not been granted and are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet. The Company expects to grant these shares during the third quarter of 2005.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2005, the Company entered into indemnification agreements with three of its independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and its assistant secretary, Stephanie Thomas. In May 2005, the Company amended indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform with the other outstanding indemnification agreements. The indemnification agreements require, among other things, that the Company indemnify these Officers and Directors, to the fullest extent required or permitted by the Company charter and by applicable law, for their actions and decisions on behalf of the Company, its subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of the Company. The indemnification agreements also require that the Company advance to these Officers and Directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with the Company for the Officer or Director, as the case may be.

The Company’s Advisor and its affiliates provide various administrative services to the Company, including, but not limited to, services related to accounting; financial, tax, insurance administration including regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations, on a day-to-day basis. For the three and six months ended June 30, 2005 the Company incurred $0.9 million and $1.7 million for these services, respectively.

7. Goodwill and Intangible Assets:

Goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Goodwill	$ 515,192	$ 515,192
Intangibles	392,047	397,904
	$ 907,239	$ 913,096

The gross carrying amounts and accumulated amortization of the Company’s goodwill and intangible assets are as follows at June 30, 2005 (in thousands):

Goodwill and Intangible Assets	Weighted Average Life	Gross Carrying Amount		Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$515,192	$	N/A	$515,192
Tradenames	Indefinite	248,757		N/A	248,757
Rental pool operating rights	Indefinite	15,900		N/A	15,900
Goodwill and other intangible assets with indefinite lives		779,849		N/A	779,849
Beneficial operating rights	29.7 years	43,900		(2,200)	41,700
Advanced bookings	7.0 years	18,269		(3,717)	14,552
Membership contracts	13.7 years	50,842		(6,051)	44,791
Favorable ground lease	39.0 years	27,431		(1,084)	26,347
Intangible assets with finite lives		140,442		(13,052)	127,390
Total goodwill and other intangible assets		$920,291		$(13,052)	$907,239

Amortization expense of $2.7 million and $5.1 million was recorded during the three and six months ended June 30, 2005, respectively.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of June 30, 2005, is as follows (in thousands):

2005	$5,200
2006	10,300
2007	10,300
2008	10,300
2009	10,300
Thereafter	80,990
$127,390

8. Income Taxes:

The income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Current:
Federal	$ (436)	$ (461)	$ (1,300)	$ (612)
State	(172)	(304)	263	(457)
	(608)	(765)	(1,037)	(1,069)
Deferred:
Federal	3,065	291	3,065	1,200
State	632	55	632	225
	3,697	346	3,697	1,425
Total income tax benefit (expense)	$ 3,089	$ (419)	$ 2,660	$ 356

Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Taxes provided for income from discontinued operations totaled $0.1 million and $0.5 million during the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, the tax expense from discontinued operations was $3.7 million.

9.	Indebtedness:

On June 15, 2005, DRR, LLC, an unconsolidated entity of the Company, entered into a $301.5 million loan agreement (the “DRR Loan”) with Barclays Capital Real Estate Inc. DRR, LLC owns the JW Marriott Desert Ridge Resort Hotel and Spa located in Phoenix, Arizona (the “DRR Property”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions, subject to certain conditions, available at DRR, LLC’s option, including the payment of an extension fee. Approximately $275 million of the DRR Loan proceeds were used to refinance all of the previously existing outstanding debt of DRR, LLC. The remaining proceeds were used to pay expenses related to the early extinguishment of the previously existing debt and closing of the DRR Loan. In connection with the refinancing, DRR, LLC recorded a loss on extinguishment of debt of $15.7 million.

The DRR Loan is collateralized by the DRR Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year, and contains restrictive covenants, as defined in the loan agreement, which requires DRR ,LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted-average rate of the refinanced debt.  DRR, LLC is in compliance with covenants as of June 30, 2005.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In conjunction with the DRR Loan, DRR, LLC entered into an interest rate protection agreement which caps one-month LIBOR at 4.50 percent for the initial term of the DRR Loan. The interest rate protection agreement is designated as a cash flow hedge. DRR, LLC paid $1.0 million to acquire this hedge. On June 28, 2005, the DRR Loan balance was reduced to $300.0 million and the interest rate was adjusted to LIBOR plus 225 basis points on an annual basis.

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

Upon closing, $290 million of the loan proceeds were used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, the Company wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as loss on extinguishment of debt during the six months ended June 30, 2005 in the accompanying unaudited condensed consolidated statements of operations. The Del Coronado Partnership distributed a portion of the loan proceeds to the Company and its partner as a return of capital and will use a portion of the loan proceeds to make improvements to the Hotel Del. In addition, the Del Coronado Partnership is planning to start the development of beachfront units on a parcel of land adjacent to the Property, as well as the expansion of the fitness and spa facilities.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del Property and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Company is in compliance with these covenants as of June 30, 2005.

In connection with the loan, the Del Coronado Partnership has entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Company paid $3.9 million to acquire these interest rate protection agreements.

In addition, in connection with the sale of 30 Properties in June 2005, the Company paid down approximately $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements. For additional information regarding the sale of these Properties see Note 5, “Discontinued Operations.”

Total indebtedness of the Company excluding mortgages related to assets held for sale consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Mortgages payable	$3,162,906	$3,137,009
Construction loan facilities	—	40,305
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,170,689	3,185,097
Unsecured notes	1,000	1,000
	$3,171,689	$3,186,097

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a schedule of principal maturities for all long-term borrowings at June 30, 2005 assuming various extensions available at our option are utilized (in thousands):

2005	$6,996
2006	226,860
2007	192,664
2008	270,535
2009	1,768,978
Thereafter	705,656
$3,171,689

Obligations under capital leases of $19.7 million are included in other liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2005.

10. Derivative Instruments:

During the second quarter of 2005, the Company reclassified $1.3 million from accumulated other comprehensive income to loss on termination of hedges as a result of the discontinuance of cash flow hedge accounting for the interest rate protection agreements, designated to the debt retired in connection with the sale of 30 Properties, because it was probable that the original forecasted transactions (interest payments on debt issuances) would not occur within the originally-specified time period. The Company had previously anticipated the continuance of the existing financing during 2005, but subsequently paid down $410.6 million of outstanding debt with proceeds from the sale of 30 Properties in June 2005.

As of June 30, 2005, derivatives with a fair value of $4.9 million were included in other assets in the accompanying unaudited condensed consolidated balance sheet. The change in net unrealized gains of $0.4 million for the six months ended June 30, 2005 for the aforementioned derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

11. Commitments and Contingencies:

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Advisor, certain affiliates of the Company and the Advisor, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The action asserts claims on behalf of two separate classes, those persons who purchased shares of the Company during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of distributions and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which the Company acquired and the proposed Merger between the Company and the Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties. The complaint seeks, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify the various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, on September 8, 2004, a second putative class action complaint was filed against the Company in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005 the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against the Company’s operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other Advisor related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against the Company and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of the Company’s April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined in Note 12, “CNL Hospitality Corp. Merger”). Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Class Action Complaint, which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and adds CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The Consolidated First Amended Class Action Complaint continues to assert claims pursuant to Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act. Futher, the breach of fiduciary duty claim is expressly asserted as derivative. The Company believes the allegations of the Consolidated First Amended Class Action Complaint alleged by the plaintiffs in their individual capacities are without merit and that, with respect to the derivative claims, plaintiffs have failed to make proper demand upon the Company’s Board for such claims or to properly allege demand futility. On July 22, 2005, the Company and the other defendants filed separate motions to dismiss the Consolidated First Amended Class Action Complaint. Plaintiffs’ opposition is scheduled to be filed August 22, 2005, the Company’s reply is due September 1, 2005, and oral argument is scheduled for September 9, 2005. In the event that the claims are not dismissed in all respects, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. The Company intends to vigorously defend the claims against it and no liability has been accrued.

In the course of the Company’s ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from, among other things, its operations, offerings and unrecognized preacquisition contingencies.  Although the results of the litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of those other matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

As of June 30, 2005, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, the Company expects to spend $44.6 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that it currently has set aside for such purposes, and $37.8 million for renovations or development, which is expected to be funded from other capital resources set aside or other sources of capital.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of the date of this filing a total of 3,586,829 shares, or approximately $68 million using the share price of $19.00 (applicable for such redemption), had been submitted by stockholders to be redeemed under the terms of the Company’s redemption plan but for which funds from the Company's distribution reinvestment plan were insufficient to fully redeem all 3,586,829 shares.  The Company redeems shares presented for redemption based upon the amount raised under its distribution reinvestment plan.  See “Part II, Item 2” of this document for additional information regarding the Company’s redemption plan.

12. CNL Hospitality Corp. Merger:

On April 29, 2004, the Company entered into a merger agreement, which was amended on June 17, 2004 (the “Existing Merger Agreement”), with the Advisor pursuant to which all of the outstanding shares of capital stock of the Advisor would be exchanged for a total merger consideration of $297.0 million, comprised of approximately $267.3 million of our common shares and approximately $29.7 million in cash (the “Merger”). The Existing Merger Agreement was approved by the Company’s stockholders at the 2004 Annual Meeting of Stockholders. On April 8, 2005, the Company filed a Current Report on Form 8-K reporting that the Special Committee of its Board of Directors, on its behalf, is in discussions with the Advisor regarding the possible amendment of the Existing Merger Agreement and that, although the Existing Merger Agreement remains in effect, it is currently contemplated that the Merger will not be consummated on its present terms. The Company anticipates that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to its stockholders for approval.

    Under the terms of the Existing Merger Agreement the Company would assume and repay a loan in the amount of approximately $11.0 million. Certain of the Company’s officers, Directors and their respective affiliates who own interests in the Advisor would receive $267.3 million worth of the Company’s shares of common stock and none of the cash. The Existing Merger Agreement provides that upon consummation of the Merger, the surviving corporation would continue as a wholly-owned subsidiary and would succeed to all of the assets, liabilities and business of the Advisor, and the Advisor’s officers and other employees would become employees of the Company. As a result, the Company would become self-advised. The Merger is subject to the fulfillment of certain conditions which have not occurred as of the date of filing of this Form 10-Q. As a result, the Existing Merger Agreement may be terminated at any time by either party, although neither party has done so. There can be no assurance that the Company and the Advisor will agree to amend the Existing Merger Agreement, or if amended, that such amended merger agreement or any merger agreement will be consummated or the timing thereof. In the event that the Existing Merger Agreement is terminated, the Company would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of the Company’s Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of common shares under the terms of the Company’s distribution reinvestment plan. As of the date of this filing, acquisition fees totaling up to $85.2 million would be due and payable to the Advisor upon termination of the Existing Merger Agreement, as well as certain other fees.

13. Subsequent Events:

On July 5, 2005, certain wholly-owned subsidiaries of the Company entered into an Agreement of Purchase and Sale (the “Sale Agreement”) with Pyramid Hotel Opportunity Venture LLC (the “Buyer”). The Sale Agreement provides for the sale of five non-strategic Properties for a purchase price of $109.0 million in cash (the “Purchase Price”) and an estimated net gain of $2.1 million, net of an estimated loss on extinguishment of debt of $2.5 million, subject to closing adjustments as provided in the Sale Agreement.

Upon execution of the Sale Agreement, a non-refundable deposit of $3.6 million was deposited by the Buyer with the escrow agent designated in the Sale Agreement (the “Deposit”). Upon closing, the Deposit will be applied as payment against the Purchase Price. The balance of the Purchase Price is to be paid in cash by the Buyer at closing. The Company anticipates that the majority of the proceeds from the sale, net of $5.0 million of estimated closing costs, management termination fees and debt prepayment fees made in connection with the transaction, will be used to repay existing long-term debt. The Sale Agreement contemplates a closing during the third quarter of 2005. Closing of this transaction is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur. The operations of these five hotels will be segregated as held for sale and treated as discontinued operations for financial reporting purposes for three and nine months ended September 30 of 2005 and for each prior period presented. Total revenue for these five Properties was $16.7 million for the six months ended June 30, 2005.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had an interim management agreement for one of its Properties that was scheduled to expire on July 31, 2005. On July 31, 2005, the interim management agreement for this Property was amended to extend the agreement through August 31, 2005. The Company is currently evaluating various alternatives related to  this Property. The Company also had an interim management agreement for a second Property that expired on July 31, 2005. Effective as of July 31, 2005, the Company entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.

In July 2005, the Company received a non-binding letter of intent for a $200 million revolving credit facility (the “Revolver”). The Revolver is expected to close in the third quarter of 2005. The closing of the revolver is subject to certain conditions. There can be no assurance that these conditions will be met or, if met, that the Revolver will close.

On July 15, 2005, the Company entered into an Agreement of Purchase and Sale with LLI Management Company, LLC, to sell its leasehold interest in the Lake Lanier Islands Resort. This agreement is subject to approval of certain regulatory groups before it will become binding. Closing is also subject to other customary closing conditions. Depending upon obtaining the required approvals this transaction could close during the third quarter of 2005. There can be no assurance that the approvals will be granted or if the other closing conditions will be met, or if met, that closing will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Comparability of these unaudited condensed consolidated financial statements is impacted by the acquisition or disposition of hotel and resort properties during the first half of fiscal 2004 and the first half of fiscal 2005.

The following information contains forward-looking statements within the meaning of the federal securities laws and regulations. These statements generally are characterized by the use of terms such as “believe,”“expect” and “may.” Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, availability of capital from short-term borrowings, availability of proceeds from future equity offerings, our ability to obtain additional long-term financing on satisfactory terms, our ability to continue to identify suitable investments, our ability to consummate dispositions of hotel and resort properties, the outcome of certain litigation, whether a merger with CNL Hospitality Corp. (the “Advisor”) is consummated, our ability to continue to qualify as a real estate investment trust (“REIT”) and our ability to continue to negotiate third-party management agreements. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

One of the ways in which Smith Travel Research (“STR”), a leading lodging industry information and data provider, categorizes hotels is by chain scale classifications based primarily on the actual and system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale classifications are as follows: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage, economy and independents. Throughout this section, we use the STR chain scale classification categorization of hotels when describing our properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage. Also, we refer to all of the luxury properties as “luxury resorts,” as these properties can also be categorized as “resorts” under the STR classification categorization of hotels by location segment.

According to the most recent view of the Securities and Exchange Commission (the “SEC”) non-traded REITs are no longer considered accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, we will not be subject to Section 404 of the Sarbanes-Oxley Act and will not undergo the related attestation procedures by our independent accountants until our first fiscal year on or ending after July 15, 2006.

Overview

We are a leading owner of primarily distinctive luxury and upper upscale hotels and resorts. Our portfolio includes ownership interests in 100 hotels and resorts (“Properties”) in 31 states, the District of Columbia and Canada, comprising approximately 27,000 rooms, and is diversified by geography and brand affiliation. These Properties generally consist of land, buildings and equipment. Our Properties are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and eight independent brands. We own interests in some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Our near-term objectives are to continue to focus on internal growth, to maximize the operating performance and development opportunities of our existing Properties and to focus on potential sales of selected Properties for the purpose of repaying certain long-term debt, and to optimize our leverage capacity and recycle our invested capital in order to enhance our portfolio value.

Our long-term strategy is to continue to own, acquire and develop luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, Properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We also believe these types of hotels and resorts currently offer the optimal opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management intensive nature of luxury and upper upscale hotels and resorts provides our experienced management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting to our third-party management companies practical strategies for creating greater revenue flow and controlling expenses.

Results of Operations

Factors Affecting Comparability

There are certain factors, primarily due to the following events, affecting the comparability of our results of operations for the three and six months ended June 30, 2005, as applicable, to the three and six months ended June 30, 2004, and to future quarters and of our financial position as of June 30, 2005 relative to December 31, 2004.

In April 2004, we acquired six luxury resort and upper upscale Properties. As a result, operating results for these Properties are included in the six months ended June 30, 2005, but are not included in the full six months ended June 30, 2004 because we did not acquire these Properties until the second quarter of 2004. Additionally, hotel operating results for these six Properties are generally better during the first three months of each year due to seasonality at these locations. Accordingly, the first quarter operating results for these Properties may not be indicative of results for the remaining periods of 2005.

In addition, on June 17, 2005, we completed the sale of 30 non-strategic Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT), for total gross proceeds of $465.0 million, resulting in a net gain of $41.5 million, net of a loss on extinguishment of debt of $7.7 million. Comparability will be affected by the sale of these Properties. Accordingly, results for the six months ended June 30, 2005 may not be indicative of results in future quarters. The results of operations for these 30 Properties have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Comparison of results of operations for continuing operations for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004 are as follows:

	Three Months Ended June 30,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$223,014	$198,097	$24,917	12.6%
Food and beverage	107,138	98,191	8,947	9.1
Other hotel and resort operating departments	56,226	54,219	2,007	3.7
Hotel and resort revenues	$386,378	$350,507	$35,871	10.2%
Hotel and resort expenses	(268,324)	(249,093)	(19,231)	(7.7)
Gross margin	$118,054	$101,414	$16,640	16.4%
Gross margin percentage	30.6%	28.9%	1.7 ppt	5.9%
Other revenues
Rental income from operating leases	$3,712	$7,324	$(3,612)	(49.3)%
Interest and other income	1,319	1,286	33	2.6
Other expenses
Interest and loan cost amortization	$55,389	$42,293	$13,096	31.0%
Transaction costs	1,260	7,057	(5,797)	(82.1)
Credit enhancement funding	(731)	(2,948)	(2,217)	(75.2)
General and administrative	7,196	4,360	2,836	65.0
State and local taxes	2,018	1,377	641	46.6
Asset mgmt. fees to related party	7,352	7,300	52	0.7
Loss on extinguishment of debt	—	14,037	(14,037)	n/a
Loss on termination of hedges	1,344	—	1,344	n/a
Depreciation and amortization	49,053	41,088	7,965	19.4

	Six Months Ended June 30,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$448,884	$332,951	$115,933	34.8%
Food and beverage	215,962	147,376	68,586	46.5
Other hotel and resort operating departments	116,988	67,802	49,186	72.5
Hotel and resort revenues	$781,834	$548,129	$233,705	42.6%
Hotel and resort expenses	(537,795)	(396,583)	(141,212)	(35.6)
Gross margin	$244,039	$151,546	$92,493	61.0%
Gross margin percentage	31.2%	27.6%	3.6 ppt	13.0%
Other revenues
Rental income from operating leases	$6,895	$13,175	$(6,280)	(47.7)%
Interest and other income	2,240	3,323	(1,083)	(32.6)
Other expenses
Interest and loan cost amortization	$107,396	$66,703	$40,693	61.0%
Transaction costs	1,260	7,057	(5,797)	(82.1)
Credit enhancement funding	(731)	(8,748)	(8,017)	(91.6)
General and administrative	11,797	8,170	3,627	44.4
State and local taxes	4,011	2,432	1,579	64.9
Asset mgmt. fees to related party	14,718	12,246	2,472	20.2
Loss on extinguishment of debt	4,206	14,037	(9,831)	(70.0)
Loss of termination of hedges	1,344	—	1,344	n/a
Depreciation and amortization	98,500	67,963	30,537	44.9
Gain on sale of common stock	—	8,026	(8,026)	n/a

As of June 30, 2005 and 2004, we owned interests in 91 and 93 operating hotel and resort Properties leased to our taxable REIT subsidiary (“TRS”) entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments for the three months ended June 30, 2005, were $386.4 million, as compared to $350.5 million for the same period in 2004, an increase of $35.9 million or 10 percent. A total of $6.6 million of the increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized. The remainder of the increase, $21.4 million, was from year-over-year improvements at our existing Properties driven by an increase in room rates and hotel occupancy levels.

For the six months ended June 30, 2005, hotel and resort revenues were $781.8 million, as compared to $548.1 million for the same period in 2004, an increase of $233.7 million or 43 percent. Out of the total increase, $172.0 million was from six luxury resort and upper upscale Properties acquired on April 2, 2004. These six properties, which were not owned during the first three months of 2004, generally perform best during the first three months of each year due to seasonality at these locations. A total of $30.4 million of the increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004, as discussed above. Since the dates of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized. The remainder of the increase, $47.2 million, was from year-over-year improvements at our existing Properties driven by an increase in room rates and hotel occupancy levels.

Our gross margin percentage (which excluded depreciation and amortization) for all Properties for the three months ended June 30, 2005, as compared to the same period in 2004, increased 1.7 percentage points from 28.9 percent to 30.6 percent. During the six months ended June 30, 2005 as compared to the same period in 2004, our gross margin percentage increased 3.6 percentage points from 27.6 percent to 31.2 percent. This improvement was primarily the result of the addition of six luxury resort and upper upscale Properties, acquired on April 2, 2004, which generally have higher profit margins than most of our existing Properties and an increase in the average daily room rate for our Comparable Properties (as defined below under “Results of Operations—Hotel and Resort Operating Data”) as compared to the same period in the prior year.

Other Revenues

For the three months ended June 30, 2005, revenues generated from rental income from operating leases was $3.7 million, as compared to $7.3 million for the same period in 2004, a decrease of $3.6 million or 49 percent. Revenues generated from rental income from operating leases for the six months ended June 30, 2005 were $6.9 million, as compared to rental income revenues of $13.2 million for the same period in 2004, a decrease of $6.3 million or 48 percent. The decrease during the three and six months ended June 30, 2005 was due to a reduction in rental income from three Properties in which leases with third-party tenants were assumed by us during 2004, as discussed above.

During the three months ended June 30, 2005 and 2004, interest and other income was $1.3 million. Interest and other income for the six months ended June 30, 2005 was $2.2 million, as compared to $3.3 million, for the same period in 2004, a decrease of $1.1 million or 33 percent. The decrease, during the six months ended June 30, 2005, as compared to the same period in 2004 was due to a decrease in the average cash invested during the second quarter of 2005 as compared with the second quarter of 2004.

	Three Months Ended June 30,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$51,563	13.3%	$ 46,295	13.2%
Food and beverage	68,816	17.8	65,933	18.8
Other hotel and resort operating departments	32,629	8.4	30,914	8.8
Property operations	65,470	17.0	61,849	17.7
Repairs and maintenance	15,862	4.1	14,329	4.1
Hotel and resort management fees	10,795	2.8	9,003	2.6
Sales and marketing	23,189	6.0	20,770	5.9
Total hotel and resort expenses	$268,324	69.4%	$ 249,093	71.1%

	Six Months Ended June 30,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$102,835	13.2%	$ 78,523	14.3%
Food and beverage	139,165	17.8	102,304	18.7
Other hotel and resort operating departments	66,081	8.4	38,955	7.1
Property operations	130,518	16.7	102,447	18.7
Repairs and maintenance	30,976	4.0	23,869	4.4
Hotel and resort management fees	22,598	2.9	15,295	2.8
Sales and marketing	45,622	5.8	35,190	6.4
Total hotel and resort expenses	$537,795	68.8%	$ 396,583	72.4%

During the three months ended June 30, 2005, hotel and resort expenses increased by $19.2 million or 8 percent to $268.3 million, as compared to hotel and resort expenses of $249.1 million for the three months ended June 30, 2004. A total of $4.7 million of the increase was from three Properties whose leases with third-party tenants were assumed by us in 2004, as discussed above. The remainder of the increase, $14.5 million, was a result of year-over-year increased operating expenses at our existing Properties which generally increase when hotel occupancy levels increase due to increases in variable costs. For example, when occupancy increases, hotels generally use more inventory and increase staffing which results in an increase of cost of sales. The increase in hotel operating expenses is generally at a lower rate than increases in hotel revenues because a portion of the increase in hotel revenues is driven by increased room rates (as opposed to increases in occupancy). Increases in room rates do not generally result in corresponding increases in costs.

During the six months ended June 30, 2005, hotel and resort expenses were $537.8 million, as compared to $396.6 million for the same period in 2004, an increase of $141.2 million or 36 percent. Out of the total increase, $107.4 million was from the six luxury resort and upper upscale Properties acquired on April 2, 2004. A total of $21.3 million of the increase was from three Properties whose leases with third-party tenants were assumed by us in 2004, as discussed above. The remainder of the increase, $12.5 million, was a result of year-over-year increased operating expenses at our existing Properties which generally increase when hotel occupancy levels increase due to increases in variable costs.

Other Expenses

Interest expense and loan cost amortization increased, during the three and six months ended June 30, 2005, due to increased borrowings of almost $2.0 billion, which were used primarily for the acquisition of Properties in April 2004. Depreciation and amortization, as well as asset management fees and state and local taxes, also increased as a direct result of the additional Properties we acquired.

During the three and six months ended June 30, 2004, we recorded expense reductions of $2.9 million and $8.7 million, respectively, related to credit enhancement funding as compared to $0.7 million for the three and six months ended June 30, 2005. The overall decrease in credit enhancement funding during the three and six months ended June 30, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our applicable Properties. During the three months ended June 30, 2005 and 2004 we recorded base management fee waivers of $0.2 million and $1.5 million, respectively. During the six months ended June 30, 2005 and 2004 we recorded base management fee waivers of $0.3 million and $1.8 million, respectively. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of June 30, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of June 30, 2005, we had a total of $36.2 million available for funding under our remaining credit enhancements ($9.4 million of which relates to our unconsolidated entities). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.

During the three months ended June 30, 2005, general and administrative expenses increased to $7.2 million, as compared to $4.4 million for the same period in 2004, an increase of $2.8 million or 65 percent. The increase was primarily due to legal costs incurred in connection with the class action complaint and increases in auditing and accounting related services, which was mostly a result of fees paid in connection with our Sarbanes-Oxley Section 404 certification process. As a percentage of total revenues, general and administrative expense was 1.8 percent and 1.2 percent for the three months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005, general and administrative expenses increased to $11.8 million, as compared to $8.2 million for the same period in 2004, an increase of $3.6 million or 44 percent. The increase was primarily due to legal costs incurred related to our defense costs in connection with the class action complaint. For additional information on the class action complaint, please see the section under “Commitments and Contingencies.” We also had increases in auditing and accounting related services, which was mostly the result of fees paid in connection with our Sarbanes-Oxley Section 404 certification process, Director’s and officer’s insurance costs related to the new indemnifications of certain of our Directors and officers, and increases in miscellaneous other general and administrative expenses, offset by a reduction in bad debt expense of $0.3 million which was recorded during the first six months of 2004 relating to two Properties which were previously leased to third-party tenants. As a percentage of total revenues, general and administrative expense was 1.5 percent and 1.4 percent for the six months ended June 30, 2005 and 2004, respectively.

Transaction Costs

During the three and six months ended June 30, 2005, we wrote off transaction costs of almost $1.0 million related to the formation of a partnership with a third party that we no longer intend to pursue and incurred a loss of $0.3 million on the acquisition of the minority partner’s share of interests in a consolidated partnership which owns one hotel. As of June 30, 2005, we own 100 percent of the interest in this partnership. During the three and six months ended June 30, 2004, we incurred transaction costs of $7.1 million which related primarily to an underwritten common stock offering which was postponed in August 2004.

Loss on Extinguishment of Debt

During the six months ended June 30, 2004, we recorded a $14.0 million loss on extinguishment of debt in conjunction with a cash tender offer pursuant to which we offered to repurchase all of the outstanding 9.75 percent publicly-traded term notes of two of our wholly-owned subsidiaries.

During the six months ended June 30, 2005, we recorded a $4.2 million loss on extinguishment of debt as a result of the write off of $2.7 million in unamortized loan costs and a $1.5 million prepayment penalty incurred in connection with the refinancing of the existing outstanding debt of the Del Coronado Partnership during the first quarter of 2005.

Loss on Termination of Hedges

During the second quarter of 2005, we reclassified $1.3 million from accumulated other comprehensive income to loss on termination of hedges as a result of the discontinuance of cash flow hedge accounting because it was probable that the originally forecasted transactions (interest payments on debt issuances) would not occur within the originally-specified time period. We had previously anticipated the continuance of existing financing during 2005, but subsequently paid down $410.6 million of outstanding debt with proceeds from the sale of 30 Properties in June 2005.

Losses from Unconsolidated Entities

Losses from unconsolidated entities increased to $8.7 million from $3.4 million for the three months ended June 30, 2005 and 2004, respectively and to $9.2 million from $6.0 million for the six months ended June 30, 2005 and 2004, respectively.

Losses from unconsolidated entities was due primarily to net losses incurred by Desert Ridge Resort Partners, LLC, which owns the JW Marriott Desert Ridge Resort (“Desert Ridge”), and WB Resort Partners, LP which owns the Waikiki Beach Marriott Resort Property. Operating results of Desert Ridge include a non-recurring charge of $15.7 million for loss on extinguishment of debt related to the refinancing of all of the previously existing outstanding debt of the LLC. Excluding this non-recurring charge, operating results for the three and six months ended June 30, 2005, as compared to the same periods in 2004, have improved for each of our unconsolidated entities due to gains in market share and as a result of the overall improvement in the lodging industry.

The following presents our changes in losses from unconsolidated entities for the three months ended June 30, 2005 and 2004 (in thousands):

Entity	2005	2004	Increase (decrease) in earnings
WB Resort Partners, LP**	$(1,286)	$(2,176)	$890
Desert Ridge Resort Partners, LLC*	(7,299)	(267)	(7,032)
CY-SF Hotel Parent, LP	(158)	(265)	107
Other Joint Ventures	14	(689)	703
Total	$(8,729)	$(3,397)	$(5,332)

The following presents our changes in losses from unconsolidated entities for the six months ended June 30, 2005 and 2004 (in thousands):

Entity	2005	2004	Increase (decrease) in earnings
WB Resort Partners, LP**	$(2,331)	$(4,097)	$1,766
Desert Ridge Resort Partners, LLC*	(6,200)	128	(6,328)
CY-SF Hotel Parent, LP	(714)	(922)	208
Other Joint Ventures	24	(1,141)	1,165
Total	$(9,221)	$(6,032)	$(3,189)
____________________
* Desert Ridge Resort Partners, LLC (“DRR, LLC”) one of our unconsolidated entities, owns the Desert Ridge Property. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (“DRR, Ltd.”) DRR, Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. We own a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $0.7 million and $1.5 million during the three and six months ended June 30, 2005, which represents their pro-rata share of total cash distributions paid by DRR, LLC.

** WB Resort Partners, LP (“WB Resort Partners”), one of our unconsolidated entities, owns the Waikiki Beach Marriott Resort Property. One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. We own a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owns a 36% limited partnership interest in WB Resort Partners and Marriott owns the remaining limited partnership interests. WBR Ltd. received a loan (the “Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the Property. WBR Ltd. had not paid interest due to Marriott under the terms of the Limited Partner Loan during 2004 and, as a result, pursuant to the terms of the WB Resort Partners partnership agreement, Marriott had the right to convert the Limited Partner Loan to preferred partnership interests. In December 2004, WBR Ltd. paid the interest due under the loan and Marriott executed a standstill letter whereby Marriott agreed not to convert the Limited Partner Loan to preferred partnership interests until August 2006 so long as interest on the Limited Partner Loan is paid when due in the future. If WBR Ltd. does not pay interest when due, and if Marriott chooses to convert the Limited Partner Loan, Marriott will be entitled to receive a return that is higher in priority than returns that the we are entitled to receive on our existing capital contributions. If this occurs, we may not be able to recover our entire investment in WB Resort Partners upon a future sale. As of the date of this filing, interest on the Limited Partner Loan is current. In 2004, we and the other limited partners made pro-rata capital contributions to WB Resort Partners. Our capital contribution in 2004 was in the amount of approximately $103,000. As a result of the anticipated maturity of its senior loan in August 2006, WB Resort Partners is considering strategic options for the Waikiki Beach Marriott Resort Property, which may include the refinancing of the Property, further development of the Property, or the possible sale of the Property. Any of these options must be approved in writing by all of the parties.

Discontinued Operations

On June 17, 2005, we completed the sale of 30 of our Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT), for total gross proceeds of $465 million in cash, resulting in a net gain of $41.5 million, net of a loss on extinguishment of debt of $7.7 million.. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts to the hotel manager for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from this sale.

On June 9, 2005, we completed the sale of the Holiday Inn Express located in Austin, TX for total gross proceeds of $2.8 million in cash, resulting in a net loss of $0.1 million. During the first three months of the year, we recorded an impairment charge of $0.3 million in order to write down the value of this Property to its expected sales value less estimated costs to sell. The net proceeds from the sale were used to repay a portion of our long-term debt.

On March 10, 2005, we sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash which resulted in a net gain of $0.7 million. The net proceeds from the sale were used to repay a portion of our long-term debt.

The results of operations for the 30 Properties sold on June 17, 2005, the Holiday Inn Express located in Austin, TX sold on June 9, 2005, and the Holiday Inn Express located in Bloomington, MN sold on March 10, 2005, have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations. The December 31, 2004 balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities related to these assets.

Results from discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$31,068	$27,298	$61,680	$52,089
Expenses	(21,583)	(19,654)	(46,442)	(38,724)
Write-down of assets	—	—	(344)	—
Interest and loan cost amortization	(5,026)	(1,545)	(9,913)	(3,253)
Income from discontinued operations	4,459	6,099	4,981	10,112
Gain on sale of assets	49,203	—	49,861	—
Loss on extinguishment of debt	(7,703)	—	(7,703)	—
Income tax (expense) benefit	(3,696)	110	(3,696)	455
	$42,263	$6,209	$43,443	$10,567

Income Taxes

We recorded income tax benefit from continuing operations of $3.1 million and $2.7 million during the three and six months ended June 30, 2005, respectively, and income tax expense of $3.7 million from discontinued operations during the three and six months ended June 30, 2004, respectively, as a result of the TRS operations of certain of our Properties. The expense recorded for both periods was due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Minority Interests

Minority interests in income of consolidated partnerships for the three months ended June 30, 2005 was $4.0 million, as compared to $3.7 million for the three months ended June 30, 2004. Minority interests in income of consolidated partnerships for the six months ended June 30, 2005 were $5.7 million, as compared to $5.9 million for the six months ended June 30, 2004. The change is primarily due to fluctuations in the net income of certain consolidated partnerships.

Earnings Per Share

Earnings per share for the six months ended June 30, 2005 increased $0.23 from $0.04 for the six months ended June 30, 2004 to $0.27. The increase was primarily due to a gain of $49.9 million from sale of 32 properties, which increased earnings per share by $0.33, offset by a loss on extinguishment of debt of $11.9 million, which reduced earnings per share by $0.08 per share. In addition, during the second quarter of 2004 we recognized a gain on sale of common stock of $8.0 million, or $0.06 per share.

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

The following is a reconciliation of net income to FFO for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
Net income	$32,874	$2,194	$41,839	$5,164
Adjustments:
Effect of unconsolidated entities	3,456	3,573	7,004	7,143
Effect of minority interest	(3,417)	(3,009)	(6,570)	(6,048)
Depreciation and amortization of real estate assets	47,454	42,855	98,099	73,695
Gain on sale of real estate assets	(49,203)	—	(49,861)	—
Funds from operations	$31,164	$45,613	$90,511	$ 79,954
Weighted average shares (basic and diluted)	152,830	151,550	152,871	143,613
FFO per share (basic and diluted)	$0.20	$0.30	$0.59	$ 0.56
_______________________
(1)
Results of operations for the three and six months ended June 30, 2005 do not include $2.6 million and $8.6 million, respectively, in net cash flows received for member deposits.  Additionally, the three and six months ended June 30, 2005, include $7.7 million and $11.9 million in loss on extinguishment of debt, respectively.

(2)
Results of operations for the three and six months ended June 30, 2004 do not include $4.5 million in net cash flows received for member deposits. Results for the three and six months ended June 30, 2004, include a $14.0 million loss on extinguishment of debt and a $8.0 million gain from sale of common stock which occurred in 2004.

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

The following is a reconciliation of loss from continuing operations to EBITDA for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
Loss from continuing operations	$(9,389)	$ (4,015)	$ (1,604)	$ (5,403)
Adjustments:
Interest and loan cost amortization	55,389	42,293	107,396	66,703
Income tax (benefit) expense	(3,089)	419	(2,660)	(356)
Depreciation and amortization	49,053	41,088	98,500	67,963
EBITDA	$91,964	$ 79,785	$ 201,632	$ 128,907
_______________________

(1)	Results of operations for the three and six months ended June 30, 2005 do not include $2.6 million and $8.6 million, respectively, in net cash flows received for member deposits.

(2)
Results of operations for three and six months ended June 30, 2004 do not include $4.5 million in net cash flows received for member deposits. Results for the three and six months ended June 30, 2004, include a $14.0 million loss on extinguishment of debt and a $8.0 million gain from sale of common stock which occurred in 2004.

Hotel and Resort Operating Data

The following table presents, by industry classification, our portfolio of 100 Properties and associated inventory of rooms as of June 30, 2005:

Industry Segment	Properties	Rooms
Luxury Resort and Upper Upscale	40	17,038
Upscale	33	6,291
Midscale	27	4,020
Total	100	27,349

During the six months ended June 30, 2005, a significant portion of our hotel and resort revenues were earned from Properties managed by three key third-party managers: Marriott International, Inc., and subsidiaries; Hilton Hotels Corporation and subsidiaries; and KSL II Management Operations, LLC. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of any one of these three management companies could significantly impact our results of operations.

Our results of operations are highly dependent upon the operations of our Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as revenue per available room (“RevPAR”), average daily room rate (“ADR”) and occupancy. These statistics are compared with historical and budgeted statistics as well as those for our industry and peer groups. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the Property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for many hotels and resorts. We closely monitor what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

The following tables present information related to our Properties by chain scale classification for the three and six months ended June 30, 2005.

Unaudited Property Operating Data—All Properties

For the Three Months Ended June 30, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	38	75.4%	$163.10	$122.91
Upscale	27	78.7	99.24	78.11
Midscale	26	73.6	82.38	60.67
Total Consolidated	91	75.7%	$137.13	$103.84
Unconsolidated	3	84.0	166.79	140.08
Subtotal	94	76.5%	$140.36	$107.44
Triple Net Lease(1)	6	75.4	112.84	85.06
Total	100	76.5%	$139.19	$106.47
______________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties

For the Six Months Ended June 30, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	38	73.9%	$170.41	$125.93
Upscale	27	76.4	100.91	77.07
Midscale	26	71.2	82.21	58.54
Total Consolidated	91	73.9%	$142.29	$105.20
Unconsolidated	3	84.1	174.43	146.73
Subtotal	94	74.9%	$145.88	$109.33
Triple Net Lease(1)	6	72.6	112.39	81.62
Total	100	74.8%	$144.47	$108.13
_____________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following table presents information related to our Comparable Properties. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 92 properties comparable for the three months ended June 30, 2005 and 89 properties comparable for the six months ended June 30, 2005.

Unaudited Property Operating Data—Comparable Properties

For the Three Months Ended June 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	30	76.9%	2.1	$145.78	5.1%	$112.05	8.0%
Upscale	27	78.7	2.2	99.24	9.8	78.11	12.9
Midscale	26	73.6	1.6	82.38	8.3	60.67	10.8
Total Consolidated	83	76.6%	2.0	$121.87	6.4%	$93.40	9.3%
Unconsolidated	3	84.0	3.3	166.79	6.5	140.08	10.8
Subtotal	86	77.5%	2.2	$127.68	6.5%	$98.98	9.5%
Triple Net Lease(1)	6	75.4	1.5	112.84	10.7	85.06	13.0
Total	92	77.4%	2.1	$126.94	6.6%	$98.26	9.7%

_________________________
(1)
Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

For the three months ended June 30, 2005, RevPAR for our 86 Comparable Properties which were leased to TRSs (including 3 owned through unconsolidated TRSs) was $98.98, representing an increase of 9.5 percent, as compared to the same period in 2004. This was a result of a 6.5 percent increase in ADR to $127.68 and a 2.2 percentage point increase in occupancy to 77.5 percent.

Total comparable luxury resort and upper upscale Properties reported a RevPAR increase of 8.0 percent resulting from a 2.1 percentage point increase in occupancy to 76.9 percent and a 5.1 percent increase in ADR to $145.78. A total of 26 of the 30 luxury and upper upscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than ten percent while 4 of these Properties reported decreases in RevPAR, ranging from 1.4 percent to 7.8 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.9 percent resulting from a 2.2 percentage point increase in occupancy to 78.7 percent and a 9.8 percent increase in ADR to $99.24. A total of 24 Properties in the upscale chain segment reported RevPAR increases, including 17 of which had increases of greater than 10 percent, while 3 of these Properties reported decreases in year over year RevPAR, ranging from 0.2 percent to 7.7 percent.

Total comparable midscale Properties reported a RevPAR increase of 10.8 percent resulting from a 1.6 percentage point increase in occupancy to 73.6 percent and a 8.3 percent increase in ADR to $82.38. A total of 21 out of the 26 midscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than 10 percent while 5 Properties reported decreases ranging from 4.1 percent to 12.5 percent.

Unaudited Property Operating Data—Comparable Properties

For the Six Months Ended June 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	30	74.7%	2.9	$147.13	5.4%	$109.83	9.8%
Upscale	24	76.5	2.4	100.63	9.2	76.97	12.8
Midscale	26	71.2	2.3	82.21	7.7	58.54	11.2
Total Consolidated	80	74.3%	2.7	$123.49	6.5%	$91.80	10.5%
Unconsolidated	3	84.1	4.3	174.43	7.1	146.73	12.9
Subtotal	83	75.5%	2.9	$130.41	6.6%	$98.51	10.9%
Triple Net Lease(1)	6	72.6	3.0	112.39	12.5	81.62	17.4
Total	89	75.4%	2.9	$129.50	6.9%	$97.62	11.2%
_______________________
(1)
Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

      For the six months ended June 30, 2005, RevPAR for our 83 Comparable Properties which were leased to TRSs (including 3 owned through unconsolidated TRSs) was $98.51, representing an increase of 10.9 percent, as compared to the same period in 2004. This was a result of a 6.6 percent increase in ADR to $130.41 and a 2.9 percentage point increase in occupancy to 75.5 percent.

Total comparable luxury resort and upper upscale Properties reported a RevPAR increase of 9.8 percent resulting from a 2.9 percentage point increase in occupancy to 74.7 percent and a 5.4 percent increase in ADR to $147.13. A total of 27 of the 30 luxury and upper upscale Properties reported year over year RevPAR increases, including 16 of which had increases of greater than ten percent while 3 of these Properties reported decreases in RevPAR, ranging from 1.0 percent to 9.2 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.8 percent resulting from a 2.4 percentage point increase in occupancy to 76.5 percent and a 9.2 percent increase in ADR to $100.63. A total of 20 Properties in the upscale chain segment reported RevPAR increases, including 13 of which had increases of greater than 10 percent, while 4 of these Properties reported decreases in year over year RevPAR, ranging from 0.7 percent to 4.5 percent.

Total comparable midscale Properties reported a RevPAR increase of 11.2 percent resulting from a 2.3 percentage point increase in occupancy to 71.2 percent and a 7.7 percent increase in ADR to $82.21. A total of 19 out of the 26 midscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than 10 percent while 7 Properties reported decreases ranging from 0.2 percent to 10.7 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of June 30, 2005. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting periods and excludes Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For the three and six months ended June 30, 2005, we consider 94 Properties to be Adjusted Comparable Properties. We believe it is helpful to consider Adjusted Comparable Properties because they include the results for the six luxury resort and upper upscale Properties we acquired in April 2004, even though we did not own them during the 2004 comparable period, due to the significance of the Properties to our hotel operations going forward. Due to seasonality, the hotel operating results for the aforementioned six Properties are generally better during the first three months of the year. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Three Months Ended June 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	35	76.3%	1.8	$165.88	3.3%	$126.50	5.7%
Upscale	24	78.7	2.2	98.59	9.7	77.62	12.9
Midscale	26	73.6	1.6	82.38	8.3	60.67	10.8
Total Consolidated	85	76.3%	1.8	$137.90	4.5%	$105.17	7.1%
Unconsolidated	3	84.0	3.3	166.79	6.5	140.08	10.8
Subtotal	88	77.1%	2.0	$141.28	4.8%	$108.92	7.6%
Triple Net Lease(1)	6	75.4	1.5	112.84	10.7	85.06	13.0
Total	94	77.0%	2.0	$139.98	5.1%	$107.80	7.8%
____________________
(1)
Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Six Months Ended June 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	35	74.7%	2.6	$172.13	3.9%	$128.65	7.7%
Upscale	24	76.5	2.4	100.63	9.2	76.97	12.8
Midscale	26	71.2	2.3	82.21	7.7	58.54	11.2
Total Consolidated	85	74.4%	2.5	$142.38	5.0%	$105.98	8.7%
Unconsolidated	3	84.1	4.3	174.43	7.1	146.73	12.9
Subtotal	88	75.5%	2.7	$146.22	5.3%	$110.37	9.3%
Triple Net Lease(1)	6	72.6	3.0	112.39	12.5	81.62	17.4
Total	94	75.3%	2.7	$144.70	5.5%	$109.02	9.5%
_________________________
(1)
Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

Liquidity and Capital Resources

During the six months ended June 30, 2005, our principal sources of cash were from cash flows from operating activities, including credit enhancements and net cash received from membership deposits, long-term borrowings including the refinancing of existing debt,and the sale of hotel Properties. We use cash primarily to acquire, develop and maintain Properties, to invest in joint ventures which acquire and own Properties, to service debt, and pay distributions to our stockholders and to make redemptions through our redemption plan. We are required to distribute at least 90 percent of our taxable income, as determined on a tax basis, to stockholders in order to maintain our REIT status.

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

Common Stock Offerings and Debt Financing

During the six months ended June 30, 2005, we raised $24.0 million in proceeds from the sale of common stock under the terms of the DRP. Substantially all of the proceeds from the sale of these shares were used to redeem shares under our redemption plan.

On June 15, 2005, DRR, LLC one of our unconsolidated entities, entered into a $301.5 million loan agreement (the “DRR Loan”) with Barclays Capital Real Estate Inc. DRR, LLC owns the Desert Ridge Property. The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions, subject to certain conditions, available at DRR, LLC’s option including the payment of an extension fee. Approximately $275 million of the DRR Loan proceeds were used to refinance all of the previously existing outstanding debt of DRR, LLC. The remaining proceeds were used to pay expenses related to the early extinguishment of the previously existing debt and closing of the DRR Loan. In connection with the refinancing, DRR, LLC recorded a loss on extinguishment of debt of  $15.7 million.

The DRR Loan is collateralized by the Desert Ridge Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year, and contains restrictive covenants, as defined in the loan agreement, which requires DRR LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted-average rate of the refinanced debt. DRR, LLC is in compliance with covenants as of June 30, 2005.

In conjunction with the DRR Loan, DRR, LLC entered into an interest rate protection agreement which caps one-month LIBOR at 4.50 percent for the initial term of the DRR Loan. The interest rate protection agreement is designated as a cash flow hedge. DRR LLC paid $1.0 million to acquire this hedge. On June 28, 2005, the DRR Loan balance was reduced to $300.0 million and the interest rate was adjusted to LIBOR plus 225 basis points on an annual basis.

On February 9, 2005, through a partnership in which we own a 70 percent interest (the “Del Coronado Partnership”), we obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million was received on April 7, 2005.

Upon the closing, $290 million of the loan proceeds was used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, we wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as loss on extinguishment of debt during the six months ended June 30, 2005 in the accompanying unaudited condensed consolidated statements of operations. The Del Coronado Partnership distributed a portion of the proceeds to us and our partner as return of capital and will use a portion of the proceeds to make improvements to the Hotel Del. In addition, the Del Coronado Partnership is planning to start the development of beachfront units on a parcel of land adjacent to the Property, as well as the expansion of fitness and spa facilities.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del Property and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. We are in compliance with these covenants as of June 30, 2005.

In connection with the loan, the Del Coronado Partnership has entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. We paid $3.9 million to acquire these interest rate protection agreements.

In addition, in connection with the sale of 30 Properties in June 2005, we paid down approximately $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of our debt agreements. For additional information regarding the sale of these properties see Note 5, “Discontinued Operations” in the accompanying unaudited condensed consolidated financial statements.

Membership Deposits

During the six months ended June 30, 2005, our cash flows and financial condition include the receipt of $8.6 million in deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and spa facilities and related services at some of our Properties. Under our primary membership program, deposits generally become refundable upon:

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

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:

•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;
•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;

•	Refunding of membership deposits;
•	Existing development and/or renovation activities;
•	Payment of legal fees in connection with the class action lawsuit and legal fees and settlements in connection with other litigation and legal fees incurred in the ordinary course of business;
•	Recurring repairs and maintenance expenditures required to maintain our Properties,
•	Acquisitions of Properties;
•	Redemptions of shares; and
•	Payment of deferred acquisition fees, should we be required to pay them, as discussed below in “Commitments and Contingencies-CNL Hospitality Corp. Merger.”

We expect to meet our short-term liquidity needs through a combination of the following:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment;
•	Proceeds from the sale of Properties.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. On June 16, 2005 our board of Directors approved a distribution to our stockholders of $0.25 per share for the second quarter of 2005. This distribution reflects a reduction from the first quarter distribution of $0.35 per share. We expect to sustain this distribution rate for the remainder of 2005, and are targeting an annualized distribution rate of $1.10 per share, although there can be no assurance we will achieve these targets. If hotel performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our senior term loan facility (the “Senior Term Loan”) limits the amount of distributions that we can pay to our stockholders based on cash available for distribution as defined in the Senior Term Loan agreement. If we were to sustain our distribution rate per share at the current level we expect we would not reach the limit imposed by this loan facility in 2005. Our ability to sustain our current distribution rate assumes that we are not required to pay certain fees in cash to our Advisor related to the acquisition of permanent financing and the sale of shares under the DRP as discussed in Note 12, “CNL Hospitality Corp. Merger” to the accompanying unaudited condensed consolidated financial statements, which if required to be paid in cash would likely have an adverse impact on our level of distributions or cause us to suspend the payment of distributions to stockholders altogether.

Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. In addition, our Senior Term Loan facility contains a restriction regulating the payment of certain distributions on or repurchase of capital stock. The limitation on distributions is set at $75 million above cash available for distributions as defined in the agreement relating to the Senior Term Loan. We are in compliance with these covenants as of June 30, 2005. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Approximately $7.0 million and $226.9 million in outstanding debt is due to mature in December 2005 and 2006, respectively. We expect to repay this debt from the sources listed above.

Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets, access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable.

During the remainder of 2005, we expect to spend $44.6 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we currently have set aside for such purposes and $37.8 million for renovations or development, which is expected to be funded from the sources listed above. If these sources are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

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

We believe that our long-term liquidity needs will be met through a combination of the sources listed above. If the above sources are not sufficient or we are unable to obtain access to such capital to fund our long-term liquidity requirements, we will pursue other actions which may include, but are not limited to, deferring capital improvements, further reducing our distributions and/or selling certain additional Properties.

During the six months ended June 30, 2005, and 2004 we declared and paid distributions to our stockholders of $91.7 million and $109.4 million, respectively. As we began reporting in the third quarter of 2004, we anticipated that the distribution rate might be reduced to support our long-term financial goals. On June 16, 2005, our Board of Directors decided to lower the distribution rate based on its second quarter analysis of our distribution policy.

During the six months ended June 30, 2005, $1.6 million in cash flows from operating activities was generated by credit enhancement funding. Distributions were paid substantially from cash from operations with any shortfall covered by excess cash available from the refinancing long-term debt and proceeds from the sale of  Properties.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the next fiscal year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and the avoidance of volatility of distributions. To maintain our qualification as a REIT under the Code, we are required to make annual distributions to our stockholders of at least 90 percent of our taxable income on a tax basis excluding net capital gains.

     The second quarter distribution reflects a distribution rate of $0.25 per share as compared to a rate of $0.35 per share in the first quarter of 2005. We expect to sustain this distribution rate for the remainder of 2005, and are targeting an annualized distribution rate of $1.10 per share, although there can be no assurance that we will achieve these targets. Currently, the weighted average distribution rate is 3.5 percent for traded lodging REITs according to the National Association of Real Estate Investment Trusts.

Our decision to adjust current distribution levels was based primarily on, but was not limited to, the following factors:

•	The postponement of our listing event in August 2004 delayed our opportunity to raise capital in the public markets.

•
Although the lodging industry’s current performance trends are positive, the downturn was deeper and longer than we or industry experts anticipated, and a portion of our Properties were recently constructed, renovated or repositioned, causing us to utilize the majority of our minimum return guarantees and credit enhancements as of the end of 2004.

•	Our strategy for generating additional operating income by reinvesting funds in the development, renovation and expansion of our premier Properties.

•	Our commitment to manage our corporate debt and enhance the flexibility of our balance sheet.

We have carefully evaluated our decision to reduce the distribution rate and we believe it is the best course of action to create long-term value for the Company and our stockholders. Industry analysts report that lodging real estate values have increased, and are expected to continue to increase, as a result of anticipated cash flows over the next few years.

We believe our strategy of investing in the lodging sector when it was out of favor between 2001 and early 2004, as well as our current focus on maximizing internal revenue growth, have positioned and will position us to take advantage of today’s favorable lodging market fundamentals.

During the six months ended June 30, 2005, $1.6 million in cash flows from operating activities was generated by credit enhancement funding. In addition, as discussed above, the terms of one of our loan facilities limits the amount of distributions that we can pay to our stockholders during any calendar year based on cash available for distribution as defined in the loan agreement.

Cash Flows

During the six months ended June 30, 2005 and 2004, we generated cash from operations of $88.9 million and $98.4 million, respectively. Included in cash flows from operations is credit enhancement funding totaling $1.6 million and $10.7 million for the six months ended June 30, 2005 and 2004, respectively. Even though we benefited from the operations of the six Properties acquired in April 2004 and had significant improvements in our hotel operating results over the prior year, our cash flows from operations decreased from  the prior year. This occurred predominantly because of the settlement of amounts owed for liquidity facility loans in connection with the sale of 30 Properties, as well as a significant growth in accounts receivable from December 2004 as a result of a significant portion of hotel guests' paying by credit card as of June 30, 2005 at these six luxury resort and upper upscale Properties. The growth in receivables for the six months ended June 30, 2005 outpaced the increase in payables by approximately $31.7 million.

Cash flows provided by investing activities during the six months ended June 30, 2005, was $359.7 million as compared to cash flows used in investing activities of $1.5 billion for the six months ended June 30, 2004. The increase is primarily due to the proceeds generated by the sale of 32 of our Properties during the first half of 2005 and the use of cash in April 2004 to purchase six luxury resorts and upper upscale Properties. Cash flows used in financing activities during the six months ended June 30, 2005, was $444.2 million including $317.2 million in net repayments of mortgage loans and $91.7 million in distributions to stockholders. For the six months ended June 30, 2004, cash flows from financing activities was $1.5 billion including $1.1 billion in proceeds from mortgage loans and $631.0 million in subscriptions received from stockholders, offset by $109.4 million in distributions to stockholders and $59.1 million paid for stock issuance costs.

Commitments and Contingencies

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, our Advisor, certain affiliates of ours and our Advisor, and certain Directors and officers including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The action asserts claims on behalf of two separate classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which we acquired and the proposed Merger between us and our Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and our Advisor breached their fiduciary duties. The complaint seeks, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify the various stockholders approvals obtained at our 2004 annual meeting, payment of reasonable attorneys’ fees and experts’
fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new independent Directors and retention of a new financial advisor.

In addition, on September 8, 2004, a second putative class action complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that are substantially similar to those contained in the class action lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005 the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other Advisor related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a)(2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined below). Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demands on us to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Class Action Complaint, which eliminatedone of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and adds CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The Consolidated First Amended Class Action Complaint continues to assert claims pursuant to Sections 11, 12(a)(2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 hereunder, and Section 20(a) of the Exchange Act. Futher, the breach of fiduciary duty claim  is expressly asserted as derivative. We believe the allegations of the Consolidated First Amended Class Action Complaint alleged by the plaintiffs in their individual capacities are without merit and that, with respect to the derivative claims, plaintiffs have failed to make proper demand upon the Board for such claims or to properly allege demand futility. On July 22, 2005, we and the other defendants filed separate motions to dismiss the Consolidated First Amended Class Action Complaint. Plaintiffs’ opposition is scheduled to be filed August 22, 2005, our reply is due September 1, 2005, and oral argument is scheduled for September 9, 2005. In the event that the claims are not dismissed in all respects, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. We intend to vigorously defend the claims against us and no liability has been accrued.

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

As of June 30, 2005, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, we expect to spend $44.6 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $37.8 million for renovations or development, which is expected to be funded from other capital sources set aside or other sources of capital.

Commitments and Contingencies—CNL Hospitality Corp. Merger:

On April 29, 2004, we entered into a merger agreement, which was amended on June 17, 2004 (the “Existing Merger Agreement”), with the Advisor pursuant to which all of the outstanding shares of capital stock of the Advisor would be exchanged for a total merger consideration of $297.0 million, comprised of approximately $267.3 million of our common shares and approximately $29.7 million in cash (the “Merger”). The Existing Merger Agreement was approved by our stockholders at our 2004 Annual Meeting of Stockholders. On April 8, 2005, we filed a Current Report on Form 8-K reporting that the Special Committee of our Board of Directors, on our behalf, is in discussions with the Advisor regarding the possible amendment of the Existing Merger Agreement and that, although the Existing Merger Agreement remains in effect, it is currently contemplated that the Merger will not be consummated on its present terms. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to its stockholders for approval.

Under the terms of the Existing Merger Agreement we would assume and repay a loan in the amount of approximately $11.0 million. Certain of our officers, Directors and their respective affiliates who own interests in the Advisor would receive $267.3 million worth of our shares of common stock and none of the cash. The Existing Merger Agreement provides that upon consummation of the Merger, the surviving corporation would continue as our wholly-owned subsidiary and would succeed to all of the assets, liabilities and business of the Advisor, and the Advisor’s officers and other employees will become our employees. As a result, we would become self-advised. The Merger is subject to the fulfillment of certain conditions which have not occurred as of the date of the filing of this Form 10-Q. As a result, the Existing Merger Agreement may be terminated at any time by either party, although neither party has done so. There can be no assurance that we and the Advisor will agree to amend the Existing Merger Agreement, or if amended, that such amended merger agreement or any merger agreement would be consummated or the terms or the timing thereof. In the event that the Existing Merger Agreement is terminated, we would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of common shares under the terms of our distribution reinvestment plan. As of the date of this filing, acquisition fees totaling up to $85.2 million would be due and payable to the Advisor upon termination of the Existing Merger Agreement, as well as certain other fees.

Events Subsequent to June 30, 2005

On July 5, 2005, certain of our wholly-owned subsidiaries entered into an Agreement of Purchase and Sale (the “Sale Agreement”) with Pyramid Hotel Opportunity Venture LLC (the “Buyer”). The Sale Agreement provides for the sale of five Properties for a purchase price of $109.0 million in cash (the “Purchase Price”) and an estimated gain of $2.1 million, net of an estimated loss on extinguishment of debt of $2.5 million, subject to closing adjustments as provided in the Sale Agreement.

Upon execution of the Sale Agreement, a non-refundable deposit of $3.6 million was deposited by the Buyer with the escrow agent designated in the Sale Agreement (the “Deposit”). Upon closing, the Deposit will be applied as payment against the Purchase Price. The balance of the Purchase Price is to be paid in cash by the Buyer at closing. We anticipate that the majority of the proceeds from the sale, net of $5.0 million of estimated closing costs, management termination fees and debt prepayment fees made in connection with the transaction, will be used to repay existing long-term debt.

The Sale Agreement contemplates a closing during the third quarter of 2005. Closing of this transaction is subject to customary closing conditions and, accordingly, there can be no assurance that these conditions will be met, or if met, that the closing will occur. Total revenue for these five Properties was $16.7 million for the six months ended June 30, 2005.

We had an interim management agreement for one of our Properties that was scheduled to expire on July 31, 2005. On July 31, 2005, the interim management agreement for this Property was amended to extend the agreement through August 31, 2005. We are currently evaluating various alternatives related to the management of this Property. We also had an interim management agreement for a second Property that expired on July 31, 2005. Effective as of July 31, 2005, we entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.

In July 2005, we received a non-binding letter of intent for a $200 million revolving credit facility (the “Revolver”). The Revolver is expected to close during the third quarter of 2005. The closing of the Revolver is subject to certain conditions. There can be no assurance that these conditions will be met or, if met, that the Revolver will close.

On July 15, 2005, we entered into an Agreement of Purchase and Sale with LLI Management Company, LLC, to sell its leasehold interest in the Lake Lanier Islands Resort. This agreement is subject to approval of certain regulatory groups before it will become binding. Closing is also subject to other customary closing conditions. We expect to obtain the required approvals and to close the transaction during the third quarter of 2005. There can be no assurance that the approvals will be granted or if the other closing conditions will be met, or if met, that closing will occur.

Off-Balance Sheet Arrangements

At June 30, 2005, we had three unconsolidated investments in joint ventures, each of which owns a Property. The unconsolidated entities had $548.6 million of non-recourse mortgages and other loans relating to these Properties. In addition we also own a 9.9% interest in a limited partnership that owns an office building in which the Advisor and its affiliates lease office space. We have severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership. This debt is not reflected as a liability on our accompanying unaudited condensed consolidated balance sheets.

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

We have recorded equity in losses of unconsolidated entities of $9.2 million, including a non-recurring charge for loss on extinguishment of debt of $15.7 million for the six months ended June 30, 2005 and received distributions of $2.5 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. The principal source of revenue for our unconsolidated entities is revenues from hotel and resort operations, of $117.4 million and $109.8 million for the six months ended June 31, 2005 and 2004, respectively, which are not included in our unaudited condensed consolidated statements of operations.

Capital expenditures on these Properties are generally paid from their capital reserve account, which is funded from the revenue generated from the operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture member or partner may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50 percent or otherwise increase our beneficial interest and may require that we consolidate the venture, including all of its assets and liabilities, results of operations and cash flows into our accompanying unaudited condensed consolidated financial statements.

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

Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of June 30, 2005 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$ 6,996	$ 419,524	$ 2,039,513	$ 705,656	$ 3,171,689

    Capital lease obligations and capital expenditures remained generally unchanged at June 30, 2005 compared to December 31, 2004.

Additional Information

Related Party Transactions

On March 31, 2005, we entered into an agreement with our Advisor (the “Renewal Agreement”) with respect to the advisory agreement dated as of April 1, 2004 between us and the Advisor (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, we will determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to the Advisor on or before May 1, 2005, which we have done. The Advisor responded to our proposal on May 26, 2005, but did not agree with the Company’s proposal. Pursuant to the terms of the Renewal Agreement, in the event that the parties could not agree, after good faith negotiations, upon a new rate on or before July 1, 2005, which they did not, the parties agreed to submit the determination of the rate to binding arbitration, so long as the arbitration of this matter would not be inconsistent with applicable law or our articles of incorporation. On June 30, 2005, we and the Advisor entered into an amendment to the Renewal Agreement to extend the July 1, 2005 date to August 1, 2005. On July 29, 2005, we and the Advisor entered into a second amendment to the Renewal Agreement to extend the August 1, 2005 date to September 1, 2005.

The Renewal Agreement also provides that for purposes of the Existing Merger Agreement, as defined in Note 12, “CNL Hospitality Corp. Merger,” to the accompanying unaudited condensed consolidated financial statements, the Renewal Agreement is subject to the provisions of Section 8.13 of the Existing Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses.

Under the current Advisory Agreement with the Advisor, the Advisor is entitled to receive a monthly asset management fee of one-twelfth of 0.60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which is not allowed to exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, at the sole discretion of the Advisor. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year as determined by the Advisor. For the periods ending June 30, 2005 and 2004, we incurred $14.7 million and $12.2 million of such fees, respectively.

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER shall pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year if the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to our charter. We received $130,000 in fees under the terms of this agreement during the three and six months ended June 30, 2005 for access fees for 2006. At June 30, 2005 such fees are deferred for recognition as income in future periods.

On May 13, 2005, the Board approved an amendment to our bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of our bylaws that addresses Director compensation and provides that our Directors will be entitled to receive compensation as may be determined by our Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of the Advisor are not entitled to and do not receive compensation for their services or activities in accordance with our bylaws.

Our five independent Directors are entitled to receive 500 shares of common stock (for a total of 2,500 shares) for each quarter. As a result, during the three and six months ended June 30 2005, we recorded compensation expense of $50,000 and $100,000, respectively, based on an estimated price of $20.00 per share of common stock. As of June 30, 2005, these shares, as well as 2,500 shares from the fourth quarter of 2004, had not been granted and are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet. We expect to grant these shares during the third quarter of 2005.

In May 2005, we entered into indemnification agreements with three of our independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and our assistant secretary, Stephanie Thomas. In May 2005, we entered into amended indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform with other outstanding indemnification agreements. The indemnification agreements require, among other things, that we indemnify these Officers and Directors, to the fullest extent required or permitted by our charter and by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of us. The indemnification agreements also require that we advance to these Officers and Directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with us for the Officer or Director, as the case may be.

Our Advisor and its affiliates provide various administrative services to us, including but not limited to, services related to accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations, on a day-to-day basis. For the three and six months ended June 30, 2005, we incurred $0.9 million and $1.7 million for these services, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt:
Fixed rate	$ 6,194	$ 13,133	$ 192,664	$ 213,258	$ 233,153	$ 305,656	$ 964,058	$ 914,667
Average interest rate	7.17%	7.18%	7.08%	6.39%	6.39%	6.87%
Variable rate	$ 802	$ 213,727	$ —	$ 57,277	$ 1,535,825	$ 400,000	$ 2,207,631	$ 2,207,631
Average interest rate	5.17%	5.60%	n/a	5.35%	6.06%	5.44%
Total debt	$ 6,996	$ 226,860	$ 192,664	$ 270,535	$ 1,768,978	$ 705,656	$ 3,171,689

The weighted average effective interest rate on mortgages and other notes payable was approximately 6.48 percent and 5.89 percent as of June 30, 2005 and December 31, 2004, respectively. We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements. All of our variable rate debt is hedged with interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of June 30, 2005, and December 31, 2004 would have resulted in additional annualized interest costs of $11.0 million and $25.3 million, respectively.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation as of June 30, 2005 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which management refers to as our disclosure controls. This evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer. Rules adopted by the Securities and Exchange Commission (the “SEC”) require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of our disclosure controls as of the end of the period covered by this quarterly report.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control deficiencies and instances of fraud will be prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.  Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the  Exchange) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005, management designed and implemented a new network and telecommunications infrastructure. The internal controls applicable to financial reporting were not modified or changed, and in connection with the implementation the operation of the applicable internal controls over financial reporting were tested. As it pertains to management’s assessment of the effectiveness of the design and operation of such controls, management intends to conduct this assessment within six months from the date of this report. Because the aforementioned implementation impacted the network and telecommunications infrastructure and did not modify or change the related internal controls impacting financial reporting, for the three months ended June 30, 2005, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.

Information with respect to this Item 1 of Part II is incorporated by reference to Note 11 to the to the accompanying unaudited condensed consolidated financial statements included in this Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchased Under the Plan(a)
April 1, 2005 through April 30, 2005	—	$ —	—	1,713,084
May 1, 2005 through May 31, 2005	—	—	—	1,713,084
June 1, 2005 through June 30, 2005	477,467	19.00	477,467	1,235,617
Total	477,467		477,467
__________________________
(a)	Redemption Plan

Redemption of Shares. Per our amended and restated redemption plan, effective June 16, 2004 and announced on June 25, 2004 (the “Redemption Plan”), prior to such time, if any, as a listing of our shares on a national securities exchange occurs, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on an estimated share price of $20.00 ($1,000 worth of shares based on the estimated offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available from DRP proceeds. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use for redemptions up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock during such quarter. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) prior to the redemption of shares requested to be redeemed in the current quarter. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the six months ended June 30, 2005 we were not able to redeem all of the shares for which redemption requests were submitted during the quarter. As such, as of the date of this filing there were 3,586,829 shares, or approximately $68 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders to be redeemed in subsequent periods.

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

Termination of Redemption Plan.The Redemption Plan will terminate, and  we will no longer accept shares for redemption, when a listing of our shares on a national securities exchange or over-the-counter market occurs. Our Board of Directors, in its sole discretion, may amend or suspend the Redemption Plan at any time it determines that such amendment or suspension is in the best interest of the Company.

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

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 10, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference).

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
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

10.105

Renewal Agreement dated March 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 6, 2005 and incorporated herein by reference.)

10.106

Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.116	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Filed herewith.)
10.117	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Filed herewith.)
10.118	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Filed herewith.)
10.119	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Filed herewith.)
10.120

Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Filed herewith.)

10.121

First Amendment to Renewal Agreement dated as of June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herein by referance.)

10.122

Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated herein by referance.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of August, 2005.

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

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 10, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference).
4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)
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

10.106

Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.116	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Filed herewith.)
10.117	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Filed herewith.)
10.118	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Filed herewith.)
10.119	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Filed herewith.)
10.120

Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Filed herewith.)

10.121

First Amendment to Renewal Agreement dated as of  June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herin by reference.)

10.122

Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated herein by reference.)

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