Form 10-Q
period 2005-09-30
CNL Hotels & Resorts, Inc.
filed 2005-11-15
CIK 1017022

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

The number of shares of common stock outstanding as of November 11, 2005 was 152,876,062.

CNL HOTELS & RESORTS, INC.

Signatures	41
Exhibits	42

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	September 30, 2005	December 31, 2004

ASSETS
Hotel and resort properties, net	$4,349,732	$4,408,710
Investments in unconsolidated entities	—	10,248
Assets held for sale	—	549,959
Cash and cash equivalents	126,822	107,067
Restricted cash	185,131	140,761
Receivables, less allowance for doubtful accounts of $1,777 and $1,545, respectively	91,867	81,284
Goodwill	552,425	515,192
Intangibles, less accumulated amortization of $15,432 and $7,196, respectively	388,740	397,069
Prepaid expenses and other assets	71,232	58,937
Loan costs, less accumulated amortization of $27,995 and $17,205, respectively	34,956	47,818
	$5,800,905	$6,317,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,065,334	$3,186,097
Liabilities associated with assets held for sale	—	339,148
Accounts payable and accrued expenses	192,779	181,847
Other liabilities	32,271	31,042
Distributions and losses in excess of investments in unconsolidated entities	6,013	—
Due to related parties	42,182	5,885
Membership deposits	226,961	214,246
Total liabilities	3,565,540	3,958,265
Commitments and contingencies
Minority interests	125,568	148,825
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 157,903 and 156,167 shares, respectively; outstanding 152,876 and 152,913 shares, respectively	1,530	1,531
Capital in excess of par value	2,740,395	2,740,430
Accumulated distributions in excess of net income	(634,508)	(527,790)
Accumulated other comprehensive income (loss)	2,380	(4,216)
Total stockholders’ equity	2,109,797	2,209,955
	$5,800,905	$6,317,045

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Room	$207,752	$179,314	$640,596	$499,002
Food and beverage	78,642	67,955	287,817	210,592
Other hotel and resort operating departments	43,093	40,346	156,227	104,852
Rental income from operating leases	5,014	6,304	11,909	19,480
Interest and other income	2,320	1,285	4,523	4,608
	336,821	295,204	1,101,072	838,534
Expenses:
Room	48,721	43,106	146,773	117,614
Food and beverage	57,621	52,542	191,932	151,046
Other hotel and resort operating departments	28,843	26,389	93,163	64,060
Property operations	67,342	59,208	191,606	156,415
Repairs and maintenance	14,827	13,690	44,048	36,200
Hotel and resort management fees	10,963	8,663	32,554	23,510
Sales and marketing	20,583	17,837	63,080	50,798
Credit enhancement funding	(985)	(7,033)	(1,716)	(15,781)
General operating and administrative	8,020	7,197	19,817	15,354
State and local taxes	1,053	1,632	5,033	4,058
Asset management fees to related party	6,646	6,546	21,364	18,792
Depreciation and amortization	48,546	41,723	143,284	107,011
	312,180	271,500	950,938	729,077

Operating profit	24,641	23,704	150,134	109,457

Interest and loan cost amortization	(55,553)	(49,086)	(157,895)	(113,973)
Gain on sale of common stock	--	--	--	8,026
Transaction costs	(2,865)	(2,436)	(3,825)	(9,493)
Loss on extinguishment of debt	(2,153)	(1,852)	(6,359)	(15,889)
Gain (loss) on termination of hedges	202	3,498	(1,142)	3,498

Loss before equity in losses of unconsolidated entities, minority interests, and (expense) benefit from income taxes	(35,728)	(26,172)	(19,087)	(18,374)
Equity in losses of unconsolidated entities	(3,990)	(7,023)	(13,210)	(13,055)
Minority interests	(2,068)	(2,022)	(7,784)	(7,959)
Loss from continuing operations before (expense) benefit from income taxes	(41,786)	(35,217)	(40,081)	(39,388)
(Expense) benefit from income taxes	(291)	(396)	2,369	(1,527)
Loss from continuing operations	(42,077)	(35,613)	(37,712)	(40,915)
Discontinued operations, net of income taxes	23,463	1,800	60,904	12,266
Net (loss) income	$(18,614)	$(33,813)	$23,192	$(28,649)
(Loss) earnings per share of common stock (basic and diluted):
Continuing operations	$(0.27)	$(0.23)	$(0.25)	$(0.28)
Discontinued operations	0.15	0.01	0.40	0.08
	$(0.12)	$(0.22)	$0.15	$(0.20)
Weighted average number of shares of common stock outstanding:
Basic and diluted	152,876	152,140	152,873	146,468

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$ (3,624)	$ 1,940,741
Subscriptions received for common stock through
public offerings and distribution reinvestment
plan	33,061	331	658,247	—	—	658,578
Issuance of common stock (to board of directors)	38	1	749	—	—	750
Retirement of common stock	(1,307)	(13)	(24,623)	—	—	(24,636)
Stock issuance costs	—	—	(59,430)	—	—	(59,430)
Net loss	—	—	—	(87,113)		(87,113)	$ (87,113)
Adjustment to recognize change in value of cash
flow hedges	—	—	—	—	(2,864)	(2,864)	(2,864)
Adjustment to recognize change in value of
foreign operations investment hedge	—	—	—	—	768	768	768
Translation adjustment from foreign operations	—	—	—	—	1,504	1,504	1,504
Total comprehensive loss							$ (87,705)
Distributions declared and paid ($1.49 per share)	—	—	—	(218,343)	—	(218,343)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$ (527,790)	$ (4,216)	$ 2,209,955

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—CONTINUED
Nine months ended September 30, 2005 and year ended December 31, 2004
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	152,913	$ 1,531	$ 2,740,430	$ (527,790)	$ (4,216)	$ 2,209,955
Subscriptions received for common stock through distribution reinvestment plan	1,736	17	33,667	—	—	33,684
Retirement of common stock	(1,773)	(18)	(33,667)	—	—	(33,685)
Stock issuance costs	—	—	(35)	—	—	(35)
Net income	—	—	—	23,192	—	23,192	$ 23,192
Adjustment to recognize change in value of cash flow hedges	—	—	—	—	5,411	5,411	5,411
Adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(7)	(7)	(7)
Translation adjustment from foreign operations	—	—	—	—	1,192	1,192	1,192
Total comprehensive income							$ 29,788
Distributions declared and paid ($0.85 per share)	—	—	—	(129,910)	--	(129,910)
Balance at September 30, 2005	152,876	$ 1,530	$ 2,740,395	$ (634,508)	$ 2,380	$ 2,109,797

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine months Ended September 30,
	2005	2004
Net cash provided by operating activities	$146,439	$158,616

Cash flows from investing activities:
Additions to hotel and resort properties	(80,845)	(69,722)
KSL acquisition	—	(1,433,431)
Investment in unconsolidated entities	—	(2,192)
Sale of investment in equity securities	—	24,905
Sale of hotel and resort properties	599,014	10,645
Decrease in restricted cash	(44,370)	(55,620)
Payment of acquisition related costs	(1,719)	(47,935)
Net cash provided by (used in) investing activities	472,080	(1,573,350)

Cash flows from financing activities:
Draws on line of credit	73,000	4
Proceeds from mortgage loans	401,548	2,665,110
Repayments of mortgage loans	(897,419)	—
Repayments of other notes payable	—	(1,590,809)
Payment of loan costs	(7,682)	(37,643)
Payment of prepayment penalties	(6,092)	—
Payment to acquire cash flow hedges	(3,870)	(6,338)
Proceeds from sale of cash flow hedge	850	—
Payment of capital lease obligations	(667)	(882)
Subscriptions received from stockholders	33,684	644,584
Distributions to stockholders	(129,910)	(164,869)
Distributions to minority interest net of contributions	(28,486)	(10,067)
Retirement of common stock	(33,685)	(11,527)
Payment of stock issuance costs	(35)	(57,998)
Net cash (used in) provided by financing activities	(598,764)	1,429,565

Net increase in cash and cash equivalents	19,755	14,831

Cash and cash equivalents at beginning of period	107,067	147,694

Cash and cash equivalents at end of period	$126,822	$162,525

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$1,507	$4,066

Supplemental schedule of non-cash financing activities:

Non-cash reduction in tax incremental financing note	$—	$315

Distributions declared but not paid to minority interest	$5,831	$4,757

See accompanying notes to condensed consolidated financial statements.

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

As of September 30, 2005, the Company owned 71 Properties directly and 23 Properties through equity investments, including three unconsolidated Properties. The Company leases 88 of its Properties, including the three unconsolidated Properties, to taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from operating leases is included in consolidated results of operations for these Properties. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

On November 7, 2005, one of the Properties in which the Company has an unconsolidated interest was sold by WB Resort Partners, LP (“WB Resort Partners”). For additional information see “Note 13. Subsequent Events.”

On October 31, 2005, the Company, through certain of its affiliates, entered into a Purchase and Sale Agreement (the “PSA”) with affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co., to sell all of its interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California, and in CNL KSL North Beach Development, LP, which is developing a piece of property adjacent to the hotel (the “Sale”). The Sale is expected to close in the first quarter of 2006. For additional information see “Note 13. Subsequent Events.”

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three and nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.

The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 31 of the Company’s Properties are operated by a manager that has a different quarterly accounting calendar. For these Properties, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results may have different ending dates. For these Properties, the third quarter of 2005 ended on September 9 and the third quarter of 2004 ended on  September 10. For both the third quarter of 2005 and 2004, the Company included 84 days of operations for these Properties.

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

In accordance with FAS 144, we have included the Properties sold during 2004 and 2005 in discontinued operations in the consolidated statements of operations. The December 31, 2004 and September 30, 2005 balance sheets have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.

Restricted Cash—Cash is restricted to fund certain of the Company’s operating expenses and other expenditures relating to furniture, fixtures and equipment replacement (pursuant to management agreements) and other capital expenditures directly associated with its Properties as well as reserves required pursuant to certain borrowings and have been included in the accompanying unaudited condensed consolidated balance sheets as restricted cash. Certain of the restricted cash identified for renovations has been designated as such at the discretion of the Company and is not subject to specific contractual arrangements or obligations. Restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Furniture, fixtures and equipment reserves	$50,754	$64,768
Renovations	86,028	14,530
Taxes and insurance escrow	8,227	9,635
Deposits	11,224	18,855
Reserve funds required by lenders	28,898	32,973
	$185,131	$140,761

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, the Company, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company’s only share-based payment transactions to date are limited to stock grants to the Company’s Independent Directors, adoption of FAS 123 Revised is not expected to have a significant impact on the Company’s results of operations.

3. Hotel and Resort Properties:

Properties, other than Properties reported as discontinued, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Land	$870,496	$865,635
Building and improvements	3,412,558	3,359,983
Furniture, fixtures and equipment	411,603	382,590
	4,694,657	4,608,208
Less: accumulated depreciation	(398,046)	(267,108)
Construction in progress	53,121	67,610
	$4,349,732	$4,408,710

The Company had an interim management agreement for one of its Properties that was scheduled to expire on July 31, 2005. On July 31, 2005, the interim management agreement for this Property was amended to extend the agreement through August 31, 2005. On August 30, 2005, the Company sold the Property subject to such interim management agreement. For additional information see “Note 5. Discontinued Operations.” The Company also had an interim management agreement for a second Property that expired on July 31, 2005. Effective as of July 31, 2005, the Company entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.

4. Investments in Unconsolidated Entities:

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the three months ended September 30, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures ***	Total
Revenues	$17,529	$24,317	$5,126	$2,719	$49,691
Cost of sales	(9,975)	(7,890)	(1,848)	(897)	(20,610)
Expenses	(15,882)	(16,361)	(4,049)	(1,692)	(37,984)
Net (loss) income	$(8,328)	$66	$(771)	$130	$(8,903)
(Loss) income allocable to the Company	$(3,664)	$32	$(371)	$13	$(3,990)
Other comprehensive loss adjustment allocable to the Company	$470	$—	$—	$—	$470
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended September 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures ***		Total
Revenues	$15,709	$18,983	$4,556	$508		$39,756
Cost of sales	(8,970)	(6,955)	(1,716)	(1,904)		(19,545)
Expenses	(16,892)	(14,397)	(3,693)	(2,172)		(37,154)
Minority interest in loss	—	—	—	835		835
Net loss	$(10,153)	$(2,369)	$(853)	$(2,733)		$(16,108)
Loss allocable to the Company	$(4,467)	$(1,161)	$(411)	$(984)		$(7,023)
Other comprehensive income adjustment allocable to the Company	$(1,760)	$—	$—	$—		$(1,760)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90 to 36.05	% %

The following presents unaudited condensed statements of operations for the unconsolidated entities for the nine months ended September 30, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures ***	Total
Revenues	$80,435	$64,089	$14,569	$8,041	$167,134
Cost of sales	(34,590)	(22,018)	(5,105)	(2,568)	(64,281)
Expenses	(52,581)	(46,761)	(11,717)	(5,096)	(116,155)
Loss on extinguishment of debt	(15,684)	—	—	—	(15,684)
Net (loss) income	$(22,420)	$(4,690)	$(2,253)	$377	$(28,986)
(Loss) income allocable to the Company	$(9,864)	$(2,298)	$(1,085)	$37	$(13,210)
Other comprehensive income adjustment allocable to the Company	$1,006	$—	$—	$—	$1,006
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following presents unaudited condensed statements of operations for the unconsolidated entities for the nine months ended September 30, 2004 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures ***		Total
Revenues	$75,095	$52,048	$13,164	$9,243		$149,550
Cost of sales	(32,454)	(19,329)	(4,897)	(5,029)		(61,709)
Expenses	(52,503)	(43,450)	(11,035)	(12,006)		(118,994)
Minority interest in loss	—	—	—	1,885		1,885
Net loss	$(9,862)	$(10,731)	$(2,768)	$(5,907)		$(29,268)
Loss allocable to the Company	$(4,339)	$(5,258)	$(1,333)	$(2,125)		$(13,055)
Other comprehensive income adjustment allocable to the Company	$728	$—	$—	$—		$728
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90 to 36.05	% %
______________
* Desert Ridge Resort Partners, LLC (“DRR, LLC”), one of the Company’s unconsolidated entities, owns the JW Marriott Desert Ridge Resort Property. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (“DRR, Ltd.”). DRR, Ltd. is a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. The Company owns a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $0.8 million and $2.2 million during the three and nine months ended September 30, 2005, respectively, which represents its pro-rata share of total cash distributions paid by DRR, LLC.

** WB Resort Partners, one of the Company’s unconsolidated entities, owns the Waikiki Beach Marriott Resort Property. One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. The Company owns a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owns a 36% limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owns the remaining limited partnership interests. WBR Ltd. received a loan (the “Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the Property. In 2004, the Company and the other limited partners made pro-rata capital contributions to WB Resort Partners. The Company’s capital contribution in 2004 was in the amount of approximately $103,000. WBR Ltd. received cash distributions of $0.1 million during the three and nine months ended September 30, 2005, which represents its pro-rata share of total cash distributions paid by WB Resort Partners.

*** For the three and nine months ended September 30, 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. For the three and nine months ended September 30, 2004, Other Joint Ventures also includes the results of operations of CTM Partners, LLC, an investment which the Company wrote-off as of December 31, 2004, and was subsequently dissolved.

On October 9, 2005, WBM Resort, L.P., a subsidiary of WB Resort Partners, accepted a non-refundable deposit in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale dated September 9, 2005, with an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which provided for the sale of all of WB Resort Partners’ interest in the Waikiki Beach Marriott Resort Property (the “WBR Sale”). The WBR Sale closed on November 7, 2005. As a result of the closing of the WBR Sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. For additional information see “Note 13. Subsequent Events.”

5. Discontinued Operations:

On September 1, 2005, the Company, through various wholly-owned subsidiaries, completed the sale (the “Pyramid Sale”) of five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (“Pyramid”). The Properties were sold for $109 million in cash, with a gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses. The proceeds from the Pyramid Sale were used to repay a portion of long-term debt. The Pyramid Sale was completed pursuant to the terms of the Agreement of Purchase and Sale, dated July 5, 2005, between various wholly-owned subsidiaries of the Company and Pyramid.

On August 30, 2005, the Company completed the sale of the Lake Lanier Islands Resort to LLI Management Company, LLC for a purchase price of $24.5 million, resulting in a net gain of approximately $12.0 million (the “LLIR Sale”). The purchase price included $13 million in cash proceeds and the assumption of an $11.5 million leasehold obligation. In connection with the LLIR Sale, the Company terminated a sub-lease with Marriott. The consideration for such termination included cash and the conveyance of Marriott’s interests in the Renaissance PineIsle Resort and Golf Club. As a result, the Company recognized termination fee income of approximately $6.0 million which is reflected in discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The proceeds from the LLIR Sale were used to repay a portion of long-term debt.

On June 17, 2005, the Company, through various wholly-owned subsidiaries, completed the sale of 30 non-strategic Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465 million in cash, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts owed to hotel managers for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from the Ashford Sale.

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

On March 10, 2005, the Company sold the Holiday Inn Express located in Bloomington, MN for approximately $5.5 million in cash which resulted in a net gain of $0.7 million. The proceeds from the sale were used to repay a portion of the Company’s long-term debt.

The results of operations for the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN have been classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. In addition, the results of operations of the four Properties the Company sold in fiscal 2004 have been classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004. The December 31, 2004 balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$13,558	$44,972	$101,917	$118,361
Expenses	(5,688)	(34,789)	(79,756)	(94,585)
Write-down of assets	—	(5,334)	(345)	(5,334)
Interest and loan cost amortization	(824)	(3,120)	(15,793)	(8,189)
Income from discontinued operations	7,046	1,729	6,023	10,253
Gain on sale of assets	17,436	310	67,298	310
Loss on extinguishment of debt	(1,570)	—	(9,272)	—
Income tax benefit (expense)	551	(239)	(3,145)	1,703
	$23,463	$1,800	$60,904	$12,266

In accordance with FAS 144, the Company does not depreciate Properties classified as real estate held for sale.

6. Related Party Transactions:

On March 31, 2005, the Company entered into a renewal agreement (the “Renewal Agreement”) with CNL Hospitality Corp., its advisor (the “Advisor”), with respect to the advisory agreement, dated as of April 1, 2004, between the Company and the Advisor (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, the Company will determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to the Advisor on or before May 1, 2005, which the Company has done. The Advisor responded to the proposal on May 26, 2005, but did not agree with the Company’s proposal. Pursuant to the terms of the Renewal Agreement, (i) in the event that the parties cannot agree, after good faith negotiations, upon a new rate on or before July 1, 2005, which they did not, the parties agreed to submit the determination of the rate to binding arbitration, so long as the arbitration of this matter would not be inconsistent with applicable law or the Company’s Articles of Amendment and Restatement, as amended (the “Charter”), and (ii) if it is determined by the Company that arbitration is specifically inconsistent with applicable law or the Charter, the Company will notify the Advisor in writing prior to July 1, 2005 and the parties would negotiate in good faith to agree upon an alternative method to determine the new Rate. Beginning on June 30, 2005, the Company and the Advisor have entered into successive amendments to the Renewal Agreement to extend the July 1, 2005 date for additional monthly periods with the latest extension expiring on December 1, 2005.

The Renewal Agreement also provides that for purposes of the Existing Merger Agreement, as defined in Note 12, “CNL Hospitality Corp. Merger,” the Renewal Agreement is subject to the provisions of Section 8.13 of the Existing Merger Agreement as if the Renewal Agreement was specifically referenced therein with regard to advisory fees and reimbursement of expenses. Under the current Advisory Agreement with the Advisor, the Advisor is entitled to receive a monthly asset management fee of one-twelfth of 0.60 percent of the Company’s real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which is not allowed to exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, at the sole discretion of the Advisor. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year as determined by the Advisor. For the nine months ending September 30, 2005 and 2004, the Company incurred $21.4 million and $18.8 million of such fees, respectively, of which the fees incurred since September 1, 2005, totaling approximately $2.2 million, have been accrued but not paid. For additional information see "Note 12. CNL Hospitality Corp. Merger."

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. The Company received $130,000 for access fees for 2006 under the terms of this agreement during the nine months ended September 30, 2005. At September 30, 2005, such fees are deferred for recognition as income in future periods.

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

The Company’s five Independent Directors are entitled to receive 500 shares of common stock (for a total of 2,500 shares) for each quarter. As a result, during the three and nine months ended September 30 2005, the Company recorded compensation expense of $50,000 and $150,000, respectively, based on an estimated price of $20.00 per share of common stock. As of September 30, 2005, these shares, as well as 2,500 shares from the fourth quarter of 2004, had not been granted and are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet. The Company expects to grant these shares prior to December 31, 2005.

In May 2005, the Company entered into indemnification agreements with three of its Independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and its assistant secretary, Stephanie J. Thomas and amended indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform them to other outstanding indemnification agreements. The indemnification agreements require, among other things, that the Company indemnify these officers and Directors, to the fullest extent required or permitted by the Company charter and by applicable law, for their actions and decisions on behalf of the Company, its subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of the Company. The indemnification agreements also require that the Company advance to these officers and Directors all related expenses; subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with the Company for the officer or Director, as the case may be.

The Company’s Advisor and its affiliates provide various administrative services to the Company, including, but not limited to, services related to accounting; financial, tax, legal, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations, on a day-to-day basis. For the three and nine months ended September 30, 2005, the Company incurred $1.5 million and $3.2 million for these services, respectively.

The Company owns a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CFG lease office space. CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly-owned by James M. Seneff, the Company’s Chairman of the Board, and his wife. Robert A. Bourne, the Company’s Vice-Chairman of the Board, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1 percent interest as general partner of Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which has a 49.495 percent interest, as a limited partner, in Owner; CNL Retirement Properties, Inc. which has a 9.901 percent interest, as a limited partner, in Owner; Commercial Net Lease Realty, Inc., which has a 24.7525 percent interest, as a limited partner, in Owner; and CNL APF Partners, LP, which has a 4.9505 percent interest, as a limited partner, in Owner. The Company also owns a 9.9 percent interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of Owner. The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and the Borrower are reported in “Note 4. Investments in Unconsolidated Entities,” under the caption “Other Joint Ventures.”

In 2002, the Company guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the Borrower. The Company’s guaranty was a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent of the Wachovia Loan. CFG negotiated a new $14 million unsecured loan to the Borrower to refinance the remaining balance of the original loan. As with the original loan, the Company executed a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent, or approximately $2.3 million, on September 30, 2005. Thomas J. Hutchison III, John A. Griswold, Robert A. Bourne and James M. Seneff, each a director and officer of the Company, are also directors and officers of the Advisor and an affiliate of CFG.

In addition, in 2004, the Owner conveyed a portion of the premises underlying the parking structure adjacent to its office building to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building. The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd. In connection with this transaction, the Owner will receive an ownership interest in a cross-bridge and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. In addition, the Owner may be entitled to a purchase price adjustment based on a subsequent appraisal of the property.

The Company maintains bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of the Advisor, is a stockholder. The amounts deposited with this bank were approximately $39.3 million and $41.7 million at September 30, 2005 and December 31, 2004, respectively.

As more fully described in “Note 4. Investments in Unconsolidated Entities,” the Company owns an unconsolidated interest in DRR, LLC, a partnership in which a limited partner, DRR Ltd., is controlled by the Company’s Chairman, James M. Seneff, Jr. and Vice Chairman of the Board, Robert A. Bourne.

7. Goodwill and Intangible Assets:

Goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$552,425	$515,192
Intangibles	388,740	397,069
	$941,165	$912,261

The gross carrying amounts and accumulated amortization of the Company’s goodwill and intangible assets are as follows at September 30, 2005 (in thousands):

Goodwill and Intangible Assets	Weighted Average Life	Gross Carrying Amount		Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$552,425	$	N/A	$552,425
Tradenames	Indefinite	248,757		N/A	248,757
Rental pool operating rights	Indefinite	15,900		N/A	15,900
Goodwill and other intangible assets with indefinite lives		817,082		N/A	817,082
Beneficial operating rights	29.7 years	43,900		(2,640)	41,260
Advanced bookings	7.0 years	17,342		(4,270)	13,072
Membership contracts	13.7 years	50,842		(7,262)	43,580
Favorable ground lease	39.0 years	27,431		(1,260)	26,171
Intangible assets with finite lives		139,515		(15,432)	124,083
Total goodwill and other intangible assets		$956,597		$(15,432)	$941,165

Amortization expense of $2.5 million and $8.4 million was recorded during the three and nine months ended September 30, 2005, respectively.

The estimated future amortization expense for the Company’s intangible assets with finite lives, as of September 30, 2005, is as follows (in thousands):

2005	$2,600
2006	10,300
2007	10,300
2008	10,300
2009	10,300
Thereafter	80,283
$124,083

Should the sale of the Company’s interest in CNL KSL Partners, LP, which owns the Hotel del Coronado in San Diego, California, be consummated, approximately $73 million of goodwill and intangible assets would be removed. The Company recorded approximately $37.2 million in additional goodwill in connection with the accrual of $40 million of deferred acquisitions fees.

8. Income Taxes:

The income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September30,
	2005	2004	2005	2004
Current:
Federal	$ 118	$ (574)	$ (1,182)	$ (1,113)
State	(409)	217	(146)	(226)
	(291)	(357)	(1,328)	(1,339)
Deferred:
Federal	—	(33)	3,065	(158)
State	—	(6)	632	(30)
	—	(39)	3,697	(188)
Total income tax benefit (expense)	$(291)	$(396)	$ 2,369	$(1,527)

Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

The Company recorded income tax benefit from discontinued operations of $0.6 million and income tax expense of $3.1 million during the three and nine months ended September 30, 2005, respectively, and tax expense of $0.2 million and tax benefit of $1.7 million from discontinued operations for the three and nine months ended September 30, 2004, respectively.

9.	Indebtedness:

On September 30, 2005, CNL Hospitality Partners, LP, a wholly-owned subsidiary of the Company, entered into a $200 million senior secured revolving credit facility (the “Revolver”). The Revolver was arranged by Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Bank of America, N.A. is the Administrative Agent. The syndicate of participating financial institutions includes Barclay’s Capital, Calyon New York Branch, Citibank North America Inc., Deutsche Bank Trust Company Americas and Wachovia Bank NA.

The Revolver has an initial maturity date of September 30, 2008. The initial interest rate is 30-day LIBOR plus a 225 basis point margin, with provision for potential decreases in the rate during the term based upon decreases in the Company’s leverage level. Approximately $73 million of the Revolver was drawn at closing to retire the remaining balance of a $353 million senior secured term loan one year prior to its scheduled maturity and to pay closing expenses related to the Revolver.

The Revolver is collateralized by 25 Properties, and contains affirmative and negative loan covenants, as defined in the Revolver agreement, which require the Company to, among other things, (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants including a restriction on the amount of distributions to shareholders in excess of a specified measure. The limitation on distributions is set at $50 million above cash available for distributions as defined in the Revolver agreemnet. Interest-only payments are due monthly with any outstanding principal balance due at the anticipated maturity date in September 2008. The Revolver permits an increase to the available balance up to $300 million dependent upon the addition of permitted collateral.

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

The DRR Loan is collateralized by the DRR Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year, and contains restrictive covenants, as defined in the loan agreement, which require DRR, LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted-average rate of the refinanced debt. DRR, LLC is in compliance with covenants as of September 30, 2005.

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

On February 9, 2005, a consolidated partnership in which the Company owns a 70 percent interest (the “Del Coronado Partnership”), obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million occurred on April 7, 2005.

Upon closing, $290 million of the loan proceeds were used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, the Company wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as a loss on extinguishment of debt during the nine months ended September 30, 2005 in the accompanying unaudited condensed consolidated statements of operations. The Del Coronado Partnership distributed a portion of the loan proceeds to the Company and its partner as a return of capital and has designated a portion of the loan proceeds to make improvements to the Hotel Del. The remaining portion of the loan proceeds have been designated to finance the Del Coronado Partnership’s development of beachfront units on a parcel of land adjacent to the Property, as well as an expansion of the fitness and spa facilities.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del Property and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Del Coronado Partnership is in compliance with these covenants as of September 30, 2005.

In connection with the loan, the Del Coronado Partnership entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Del Coronado Partnership paid $3.9 million to acquire these interest rate protection agreements.

In addition, in connection with the Ashford Sale in June 2005, the Company paid down approximately $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements. For additional information regarding the sale of these Properties see "Note 5. Discontinued Operations."

Total indebtedness of the Company excluding mortgages related to assets held for sale consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Mortgages payable	$2,983,551	$3,137,009
Revolving credit facility	73,000	--
Construction loan facilities	--	40,305
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,064,334	3,185,097
Unsecured notes	1,000	1,000
	$3,065,334	$3,186,097

The following is a schedule of principal maturities for all long-term borrowings at September 30, 2005, assuming various extensions available at our option are utilized and other conditions precedent for such extensions are met (in thousands):

2005	$3,214
2006	123,528
2007	176,004
2008	286,206
2009	1,770,738
Thereafter	705,644
$3,065,334

Obligations under capital leases of $9.3 million are included in other liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2005.

10. Derivative Instruments:

During the third quarter of 2005, the Company reclassified $0.2 million from accumulated other comprehensive income to gain on termination of hedges as a result of the discontinuance of cash flow hedge accounting for one of the Company’s interest rate protection agreements, designated to a portion of debt retired in connection with the sale of five Properties, because it was probable that the original forecasted transaction (interest payments on the applicable debt) would not occur within the originally-specified time period due to the debt retirement. The Company had previously anticipated the continuance of the existing financing during 2005, but subsequently paid down $34.2 million of the outstanding debt with proceeds from the sale of five Properties in September 2005. As of September 30, 2005, the Company has recorded $1.1 million in net losses related to the termination of cash flow hedges.

As of September 30, 2005, derivatives with a fair value of $10.0 million were included in other assets in the accompanying unaudited condensed consolidated balance sheet. The change in net unrealized gains of $5.4 million for the nine months ended September 30, 2005 for the aforementioned derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

11. Commitments and Contingencies:

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Advisor, certain affiliates of the Company and of the Advisor, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The complaint asserted claims on behalf of two putative classes, those persons who purchased shares of the Company during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of distributions and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Advisor, overpayment for certain Properties which the Company acquired and the proposed Merger between the Company and the Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Advisor breached their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify the various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.

In addition, on September 8, 2004, a second putative shareholder complaint was filed against the Company in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005 the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against the Company's operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against the Advisor, CNL Financial Group, Inc., and other Advisor related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a) (2), and 15 claims against the Company and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of the Company's April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined in Note 12, “CNL Hospitality Corp. Merger”). Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Shareholder Complaint (the “First Amended Complaint”), which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and added CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The First Amended Complaint continued to assert claims pursuant to Sections 11, 12(a) (2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act. Further, the breach of fiduciary duty claim was expressly asserted as derivative.

On July 22, 2005, the Company and the other defendants filed separate motions to dismiss the First Amended Complaint. Oral argument was heard by the Court on September 9, 2005. On September 9, 2005, the Court dismissed without prejudice the Section 14(a) and 20(a) claims as moot, and granted plaintiff leave to amend its complaint, within thirty days, to add additional plaintiffs that have standing to assert certain Sections 11, 12(a)(2), and 15 claims, and instructed defendants to advise the Court, within thirty days thereafter, whether they have any additional defenses to raise in support of their motions to dismiss in light of any new plaintiffs. On September 13, 2005, the Court dismissed the derivative claims with prejudice finding that plaintiffs had failed to make a pre-suit demand or establish that such demand would have been futile. On September 20, 2005, the Court dismissed the claims asserted against CNL Securities Corp. On September 21, 2005, the Court denied the motion to dismiss CNL Hospitality Corp. as a defendant in the complaint. On October 10, 2005, plaintiffs filed a Consolidated Second Amended Shareholder Complaint (the “Second Amended Complaint”), which added three additional named plaintiffs to assert Sections 11, 12(a)(2), and 15 claims against the Company and the individual defendants. On November 9, 2005, the Company moved to dismiss the Second Amended Complaint. Plaintiffs’ opposition is scheduled to be filed November 29, 2005, and defendants’ reply is scheduled to be filed December 9, 2005.

In the event that the remaining claims are not dismissed in all respects, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. The Company believes the allegations contained in the Second Amended Complaint alleged by the plaintiffs in their individual capacities are without merit.  The Company intends to vigorously defend the claims against it and no liability has been accrued.

In the course of the Company’s ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from, among other things, its operations, offerings and unrecognized preacquisition contingencies. Although the results such matters cannot be predicted with certainty, the Company believes that the disposition of the matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

In August 2005, Hurricane Katrina caused significant damage in the southern Gulf Coast states, including Florida, Louisiana and Mississippi. Three of the Company’s Properties in the region experienced superficial property damage and loss of revenue due to business interruption. During the three months ended September 30, 2005, the Company recorded a charge of $0.9 million representing its exposure for estimated losses up to its applicable insurance deductibles. The Company believes its insurance coverage and that of its operators will be sufficient to cover any losses in excess of those deductible amounts. Although the Company is unable to predict with any certainty the near term or long term impact of the hurricane on business in the City of New Orleans and therefore the impact on the Company’s Property located there, it believes that the hurricane could have a modest impact on business next year, as companies and corporate planners of group business may elect to book business events in other markets during the hurricane season. However the Company believes the impact of the dislocation in business to that area may be offset in the near term by business with the various relief organizations conducting the rebuilding and revitalization of  the affected area. In addition, the Company believes other Properties in its portfolio may experience increased levels of business resulting from the groups that had initially scheduled their event activities in the affected areas.

Due to the impact of Hurricane Katrina, pertaining specifically to the Company’s Property located in New Orleans, Louisiana, the ratio of hotel cash flow to respective property debt service was insufficient to satisfy the minimum debt coverage threshold under existing loan documents as of September 30, 2005. The existing loan documents provide for a period of Restoration (as defined in the loan documents) when a casualty has occurred, granting an alternate minimum debt coverage threshold during such Restoration. The hotel cash flow was sufficient to meet this alternate minimum debt coverage threshold as of September 30, 2005. In order to assist physical and business restoration, the Company has requested a waiver, from the lender, of the minimum debt coverage threshold requirements under the loan documents during Restoration through June 30, 2006. The lender is in the process of reviewing this request. There can be no assurance that the lender will grant this request if it becomes necessary during the Restoration Period. If the lender does not provide a waiver and the ratio of hotel cash flow to respective debt service is insufficient to meet the alternate minimum debt coverage threshold, an Event of Default (as defined in the loan documents) will exist under the loan documents.

As of September 30, 2005, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, the Company expects to spend $18.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that the Company has set aside for such purposes, and $23.4 million for renovations or development, which is expected to be funded from other capital resources set aside or other sources of capital.

For the quarter ended September 30, 2005, the Company was not able to redeem, pursuant to its Amended and Restated Redemption Plan (the “Plan”) all of the shares for which redemption requests were submitted during such quarter. As of November 7, 2005, there was a total of approximately 5,301,156 shares, or approximately $101 million, using the share price of $19.00 (applicable for such redemption under the Plan), which had been submitted by stockholders for redemption through the third quarter of 2005 and are now being held for redemption in future quarters. The Company redeems shares presented for redemption pursuant to the Plan, in part, based upon the timing of the redemptions requested and the amount raised under its Amended and Restated Distribution Reinvestment Plan (the “DRP”). See “Part II, Item 2” of this document for additional information regarding the Company’s Plan. In the quarterly period ended September 30, 2005, funds received from the DRP totaled $9.7 million, all of which were utilized to honor redemption requests.

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

On September 1, 2005, the Company filed a Current Report on Form 8-K reporting that although the Existing Merger Agreement remains in effect, the Special Committee, on behalf of the Company, and the Advisor are seeking to negotiate revised terms of the Merger. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to the Company than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. The Company anticipates that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to the Company’s stockholders for approval. There can be no assurance that the Company and the Advisor will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated. In the event that the Existing Merger Agreement is terminated, the Company would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of the Company’s Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of common shares under the terms of the Company’s DRP. As of the date of this filing, acquisition fees totaling up to $85.2 million would be due and payable to the Advisor upon termination of the Existing Merger Agreement, as well as certain other fees.

In its September 1, 2005 8-K filing, the Company further reported that its Independent Directors were engaged in settlement negotiations to reduce the acquisition fees currently deferred pursuant to the Merger Agreement. Although there can be no assurance that these negotiations will result in such a settlement or as to what the terms of any such settlement would be, the Company has determined that it is appropriate to accrue $40 million in the quarter ended September 30, 2005. The Company does not expect the payment of the accrued amount to have a material adverse impact on its financial condition or its liquidity.

During the three months ended September 30, 2005, in connection with the Company’s accrual of $40 million of acquisition fees, it recognized approximately $2.8 million in transaction costs, approximately $1.4 million of which was incurred during the first two quarters of 2005 and $500,000 of which was incurred as of December 31, 2004, associated with financial and legal advisors advising the Special Committee in its negotiations related to a potential amended merger agreement with the Company’s Advisor, as accounting for such consideration and costs of an amended merger represent expenses of terminating the Advisor Agreement.

13. Subsequent Events:

On October 9, 2005, a $13 million non-refundable deposit (the “Deposit”) was accepted by WBM Resort, L.P., a subsidiary of WB Resort Partners, in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale (the “Sale Agreement”), dated September 9, 2005, with W2005 WKI Realty, LLC, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which is an affiliate of Goldman Sachs. The Sale Agreement provided for the sale of all of WB Resort Partners’ interest in the Waikiki Beach Marriott Resort Property (the "WBR Sale") for a purchase price of $279 million in cash (the “Purchase Price”), subject to closing proration adjustments as provided in the Sale Agreement. The WBR Sale closed on November 7, 2005. As a result of the closing of the WBR Sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. As a result of the WBR Sale the Company received approximately $50.1 million in distributions. In addition, WBR Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full.

On October 13, 2005, in connection with the $57.3 million payoff of an original $165.0 million long-term debt obligation, on September 1, 2005, with proceeds from the sale of Properties, the Company terminated two interest rate caps on 30-day LIBOR. Net proceeds from the sale of these caps totaled $0.1 million and were recorded as gains on the termination of hedges. For additional information regarding the payoff of the long-term debt obligations see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity and Capital Resources.”

On October 17, 2005, in connection with the $68.7 million payoff of an original $353.0 million senior secured term loan, on September 30, 2005, the Company terminated an interest rate cap on 30-day LIBOR. Net proceeds from the sale of this cap totaled $1.1 million and were recorded as a gain on the termination of a hedge. For additional information regarding the payoff of the senior secured term loan, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity and Capital Resources.”

On October 31, 2005, the Company, through certain of its affiliates, entered into a Purchase and Sale Agreement (the “KSL Agreement”) with KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co., to sell all of its interests in CNL KSL Partners, LP (the “Partnership”), a partnership which owns the Hotel del Coronado in San Diego, California, and in CNL KSL North Beach Development, LP, which is developing a piece of property adjacent to the hotel (the “Sale”). The total net cash consideration that the Company expects to receive in connection with the Sale is estimated to be approximately $166 million, including the proceeds from the Sale, other related transactions and the proration of cash and certain other assets of the Partnership, resulting in an estimated net gain to the Company of approximately $141 million.

The Sale is expected to close in the first quarter of 2006. The closing of these transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the refinancing of the Property by the Partnership and (ii) the simultaneous closing of a purchase and sale agreement between the Purchaser and SHC Del Coronado, L.L.C., an affiliate of Strategic Hotel Capital, Inc. The Purchaser can also terminate the KSL Agreement if losses from any material inaccuracies in the representations or warranties or material non-performance of obligations of the Company under the KSL Agreement reasonably would be expected to exceed $5,000,000. Accordingly, there can be no assurance that these conditions or the other conditions will be met, or if met, that the closing will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004. Amounts as of December 31, 2004, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Comparability of these unaudited condensed consolidated financial statements is impacted by the acquisition or disposition of hotel and resort properties during the first nine months of fiscal 2004 and the disposition of hotel and resort properties during the first nine months of fiscal 2005.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the ability to sustain or pay distributions, the expected closing of the sale of certain Properties and the amount and expected use of estimated sales proceeds relating to such sales, expectations of short-term and long-term liquidity requirements and needs, the amount and payment of deferred acquisition fees, including the outcome of pending negotiations with respect thereto, the future impact of Hurricane Katrina and other statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,”“would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from the Company's expectations include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks, that could affect occupancy rates at our Properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements relating to dispositions of certain Properties; a change in our planned use of proceeds; changes in the estimated closing adjustments, pro-rations and costs in connection with our pending dispositions; changes in the structure of pending transactions; our ability to negotiate a settlement agreement with respect to the payment of deferred fees; the outcome of certain litigation and negotiations with CNL Hospitality Corp. (the "Advisor"); whether a merger with the Advisor is consummated; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to continue to negotiate third-party management agreements; changes in interest rates and financial and capital markets; legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; and such other risk factors as may be discussed in our latest Annual Report on Form 10-K and other reports on file or subsequently filed with the Securities Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

According to the recent view set forth by the SEC, non-traded REITs are no longer considered accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, although in fiscal 2004 we satisfied and were compliant with Section 404 of the Sarbanes-Oxley Act we will not be subject to Section 404 requirements, and as a result we will not obtain the related attestation by our independent accountants, until the earlier of our first fiscal year ending on or after July 15, 2007 or our change of  status as a non-accelerated filer  due to a listing.

Overview

We are a leading owner of primarily distinctive luxury and upper upscale hotels and resorts. Our portfolio includes ownership interests in 94 hotels and resorts (“Properties”) in 30 states, the District of Columbia and Canada, comprising approximately 26,000 rooms, and is diversified by geography and brand affiliation. These Properties generally consist of land, buildings and equipment. Our Properties are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands, and five independent brands. We own interests in some of the country’s most distinctive luxury resorts, including the Hotel del Coronado, the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Miami, Seattle, Baltimore and New Orleans, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Our near-term objectives are to continue to focus on internal revenue growth, to maximize the operating performance and development opportunities of our existing Properties, to optimize our leverage capacity and, to utilize proceeds from potential sales of selected Properties to recycle our invested capital from such dispositions to pursue potential acquisitions in our target asset profile in order to enhance our portfolio and our opportunity for additional value creation.

Our long-term strategy is to continue to own, acquire and develop primarily luxury and upper upscale hotels and resorts. We focus on the luxury resort and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, Properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We also believe these types of hotels and resorts currently offer the optimal opportunity for better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management-intensive nature of luxury and upper upscale hotels and resorts provides our experienced asset management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting to our third-party management companies practical and creative strategies for creating greater revenue flow and controlling expenses.

Results of Operations

Factors Affecting Comparability

There are certain factors, primarily due to the following events, affecting the comparability of our results of operations for the three and nine months ended September 30, 2005, as applicable, to the three and nine months ended September 30, 2004, and to future quarters and of our financial position as of September 30, 2005 relative to December 31, 2004.

In April 2004, we acquired six luxury resort and upper upscale Properties. As a result, operating results for these Properties are included in the nine months ended September 30, 2005, but are not included in the full nine months ended September 30, 2004 because we did not acquire these Properties until the second quarter of 2004. In July 2005, we sold one of the six acquired Properties, the Lake Lanier Property, and as such the comparability and seasonality previously referred to in connection with acquiring the six Properties is modified for this disposition. Additionally, hotel operating results for the five Properties are generally better during the first three months of each year due to seasonality at these locations. Accordingly, the first quarter operating results for the five Properties may not be indicative of results for the remaining periods of 2005.

On June 17, 2005, we completed the sale of 30 non-strategic Properties, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million. Comparability will be affected by the sale of these Properties. Accordingly, results for the nine months ended September 30, 2005 may not be indicative of results in future quarters.

On September 1, 2005, we completed the sale of the five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (the “Pyramid Sale”), for total gross proceeds of $109 million, resulting in a net gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses. Comparability will be affected by the sale of these Properties. Accordingly, results for the nine months ended September 30, 2005 may not be indicative of results in future quarters.

On October 31, 2005, we, through certain of our affiliates, entered into a purchase and sale agreement that provides for the sale of all of our interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California (see “Events Subsequent to September 30, 2005” for additional information). Subsequent to the closing of this transaction, which is expected to occur in the first quarter of 2006, comparability will be affected by the sale of our interest in this partnership. Accordingly, results for the three and nine months ended September 30, 2005 may not be indicative of results in future quarters.

In addition to the impact of seasonality on the comparability of our results as referenced above regarding the Properties acquired in April 2004, the comparability of our results is impacted generally by seasonality for reasons which include, but are not limited to, the dates upon which certain holidays occur, the seasonal weather, for example in desert locations, or the impact of the occurrence of weather related events.

Comparison of results of operations for continuing operations for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004 are as follows:

	Three Months Ended September 30,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$207,752	$179,314	$28,438	15.9%
Food and beverage	78,642	67,955	10,687	15.7
Other hotel and resort operating departments	43,093	40,346	2,747	6.8
Hotel and resort revenues	$329,487	$287,615	$41,872	14.6%
Hotel and resort expenses	(248,900)	(221,435)	(27,465)	(12.4)
Gross margin	$80,587	$66,180	$14,407	21.8%
Gross margin percentage	24.5%	23.0%	1.5 ppt	6.5%

Other revenues
Rental income from operating leases	$5,014	$6,304	$(1,290)	(20.5)%
Interest and other income	2,320	1,285	1,035	80.5
Other expenses
Interest and loan cost amortization	$55,553	$49,086	$6,467	13.2%
Transaction costs	2,865	2,436	429	17.6
Credit enhancement funding	(985)	(7,033)	6,048	86.0
General and administrative	8,020	7,197	823	11.4
State and local taxes	1,053	1,632	(579)	(35.5)
Asset mgmt. fees to related party	6,646	6,546	100	1.5
Loss on extinguishment of debt	2,153	1,852	301	16.3
Loss (gain) on termination of hedges	(202)	(3,498)	(3,296)	(94.2)
Depreciation and amortization	48,546	41,723	6,823	16.4

	Nine Months Ended September 30,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$640,596	$499,002	$141,594	28.4%
Food and beverage	287,817	210,592	77,225	36.7
Other hotel and resort operating departments	156,227	104,852	51,375	49.0
Hotel and resort revenues	$1,084,640	$814,446	$270,194	33.2%
Hotel and resort expenses	(763,156)	(599,643)	(163,513)	(27.3)
Gross margin	$321,484	$214,803	$106,681	49.7%
Gross margin percentage	29.6%	26.4%	3.2ppt	12.1%
Other revenues
Rental income from operating leases	$11,909	$19,480	$(7,571)	(38.9)%
Interest and other income	4,523	4,608	(85)	(1.8)
Other expenses
Interest and loan cost amortization	$157,895	$113,973	$43,922	38.5%
Transaction costs	3,825	9,493	(5,668)	(59.7)
Credit enhancement funding	(1,716)	(15,781)	14,065	89.1
General and administrative	19,817	15,354	4,463	29.1
State and local taxes	5,033	4,058	975	24.0
Asset mgmt. fees to related party	21,364	18,792	2,572	13.7
Loss on extinguishment of debt	6,359	15,889	(9,530)	(60.0)
Loss (gain) on termination of hedges	1,142	(3,498)	4,640	132.6
Depreciation and amortization	143,284	107,011	36,273	33.9
Gain on sale of common stock	—	(8,026)	--	n/a

Hotel and Resort Revenues

As of September 30, 2005 and 2004, we owned interests in 85 and 85 consolidated operating Properties leased to our taxable REIT subsidiary (“TRS”) entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments for the three months ended September 30, 2005, were $329.5 million, as compared to $287.6 million for the same period in 2004, an increase of $41.9 million or 14.6 percent. A total of $36.0 million of the increase was from year-over-year improvements at our existing Properties, net of Properties sold, driven by increases in room rates and hotel occupancy levels. The remaining $5.9 million was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized.

For the nine months ended September 30, 2005, hotel and resort revenues were $1,084.6 million, as compared to $814.4 million for the same period in 2004, an increase of $270.2 million or 33.2 percent. Out of the total increase, $176.6 million was from five luxury resort and upper upscale Properties acquired on April 2, 2004. These five Properties, which were not owned during the first three months of 2004, generally perform best during the first three months of each year due to seasonality at these locations. A total of $73.1 million was from year-over-year improvements at our existing Properties driven by an increase in room rates and hotel occupancy levels. The remaining $20.5 million of the increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004, as discussed above. Since the dates of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which historically had been recognized.

Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the three months ended September 30, 2005, as compared to the same period in 2004, increased 1.5 percentage points, or 6.5 percent, from 23.0 percent to 24.5 percent. During the nine months ended September 30, 2005 as compared to the same period in 2004, our gross margin percentage increased 3.2 percentage points, or 12.1 percent, from 26.4 percent to 29.6 percent. This improvement was primarily the result of the addition of five luxury resort and upper upscale Properties, acquired on April 2, 2004, which generally have higher profit margins than most of our existing Properties and an increase in the average daily room rate for our Comparable Properties (as defined below under “Results of Operations—Hotel and Resort Operating Data”) as compared to the same period in the prior year. In addition, our margins benefited from the growth in our revenues derived from the increase in average daily rates (“ADR”) which generally do not result in corresponding increases in costs. For the three and nine months ended September 30, 2005 ADR for our consolidated Properties grew 6.7 percent and 5.6 percent, respectively.

Other Revenues

For the three months ended September 30, 2005, revenues generated from rental income from operating leases was $5.0 million, as compared to $6.3 million for the same period in 2004, a decrease of $1.3 million or 20.5 percent. Revenues generated from rental income from operating leases for the nine months ended September 30, 2005 were $11.9 million, as compared to rental income revenues of $19.5 million for the same period in 2004, a decrease of $7.6 million or 38.9 percent. The decrease during the three and nine months ended September 30, 2005 was due to a reduction in rental income from three Properties in which leases with third-party tenants were assumed by us during 2004, as discussed above.

During the three months ended September 30, 2005 and 2004, interest and other income was $2.3 million and $1.3 million, respectively. Interest and other income for the nine months ended September 30, 2005 was $4.5 million, as compared to $4.6 million, for the same period in 2004, a decrease of $0.1 million or 1.8 percent. The increase, during the three months ended September 30, 2005, as compared to the same period in 2004 was due to an increase in the average cash invested during the third quarter of 2005 as compared with the third quarter of 2004.

	Three Months Ended September 30,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$48,721	14.8%	$ 43,106	15.0%
Food and beverage	57,621	17.5	52,542	18.3
Other hotel and resort operating departments	28,843	8.8	26,389	9.2
Property operations	67,342	20.4	59,208	20.6
Repairs and maintenance	14,827	4.5	13,690	4.7
Hotel and resort management fees	10,963	3.3	8,663	3.0
Sales and marketing	20,583	6.2	17,837	6.2
Total hotel and resort expenses	$248,900	75.5%	$ 221,435	77.0%

	Nine Months Ended September 30,
	2005	2005 % of Hotel and Resort Revenue	2004	2004 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$146,773	13.5%	$117,614	14.4%
Food and beverage	191,932	17.7	151,046	18.6
Other hotel and resort operating departments	93,163	8.6	64,060	7.9
Property operations	191,606	17.7	156,415	19.2
Repairs and maintenance	44,048	4.1	36,200	4.4
Hotel and resort management fees	32,554	3.0	23,510	2.9
Sales and marketing	63,080	5.8	50,798	6.2
Total hotel and resort expenses	$763,156	70.4%	$599,643	73.6%

Hotel and Resort Expenses

During the three months ended September 30, 2005, hotel and resort expenses increased by $27.5 million or 12.4 percent to $248.9 million, as compared to hotel and resort expenses of $221.4 million for the three months ended September 30, 2004. A total of $22.4 million of the increase was a result of year-over-year increased operating expenses at our existing Properties which generally increase when hotel occupancy levels increase due to the increase in variable costs connected to higher levels of occupancy. For example, when occupancy increases, hotels generally use more inventory and likely require increased staffing which therefore results in an increase in cost of sales. The increase in hotel operating expenses due to higher levels of occupancy is generally at a lower rate than increases in hotel revenues due to increases in hotel room rates. Increases in room rates do not generally result in corresponding increases in costs. The remaining $5.1 million of the increase was from three Properties whose leases with third-party tenants were assumed by us in 2004, as discussed above.

During the nine months ended September 30, 2005, hotel and resort expenses were $763.2 million, as compared to $599.6 million for the same period in 2004, an increase of $163.5 million or 27.3 percent. Out of the total increase, $108.6 million was from the five luxury resort and upper upscale Properties acquired on April 2, 2004. A total of $38.5 million was a result of year-over-year increased operating expenses at our existing Properties which generally increase when hotel occupancy levels increase due to increases in variable costs. The remaining $16.4 million of the increase was from three Properties whose leases with third-party tenants were assumed by us in 2004, as discussed above.

Other Expenses

Interest expense and loan cost amortization increased $6.5 million and $43.9 million, during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 due to financings pertaining primarily to the acquisition of five luxury resorts and upper upscale Properties in April 2004 including a $1.1 billion bridge loan and subsequent $1.5 billion permanent financing. Depreciation and amortization expense increased $6.8 million and $36.3 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 due to the addition of approximately $1.5 billion in Properties and $122 million in intangibles related to the acquisition of five luxury resort and upper upscale Properties in April 2004. Asset management fees and state and local taxes, also increased as a direct result of the additional Properties we acquired. Each of the aforementioned increases in other expenses were offset slightly by the disposition of Properties in the Ashford Sale and the Pyramid Sale for the three and nine months ended September 30, 2005.

During the three and nine months ended September 30, 2004, we recorded expense reductions of $7.0 million and $15.8 million, respectively, related to credit enhancement funding as compared to $1.0 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. The overall decrease in credit enhancement funding during the three and nine months ended September 30, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our applicable Properties. During the three months ended September 30, 2005 and 2004, we recorded base management fee waivers of $0.2 million and $1.4 million, respectively. During the nine months ended September 30, 2005 and 2004, we recorded base management fee waivers of $0.5 million and $3.2 million, respectively. These credit enhancements in the form of guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of September 30, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, and the markets and/or performance of certain of our Properties do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of September 30, 2005, we had a total of $33.7 million available for funding under our remaining credit enhancements ($8.6 million of which relates to our unconsolidated entities). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.

During the three months ended September 30, 2005, general and administrative expenses increased to $8.0 million, as compared to $7.2 million for the same period in 2004, an increase of $0.8 million or 11.4 percent. The increase was primarily due to legal costs incurred in connection with the shareholder complaint. As a percentage of total revenues, general and administrative expense was 2.4 percent for the three months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005, general and administrative expenses increased to $19.8 million, as compared to $15.4 million for the same period in 2004, an increase of $4.4 million or 29.1 percent. The increase was primarily due to legal costs incurred in connection with a shareholder lawsuit. For additional information on this shareholder complaint, please see the section under “Commitments and Contingencies.” We also had increases in auditing and accounting related services, which were mostly the result of fees paid in connection with our Sarbanes-Oxley compliance process, costs affiliated with Director’s and officer’s insurance, and increases in miscellaneous other expenses. As a percentage of total revenues, general and administrative expense was 1.8 percent for the nine months ended September 30, 2005 and 2004.

Transaction Costs

    During the three and nine months ended September 30, 2005, we wrote off transaction costs of $0.1 million and $1.0 million, respectively, related to a transaction with a third party that we no longer intend to pursue. During the three months ended September 30, 2005, in connection with our accrual of $40 million of acquisition fees, we recognized approximately $2.8 million in transaction costs, approximately $1.4 million of which was incurred during the first two quarters of 2005 and $500,000 of which was incurred as of December 31, 2004, associated with financial and legal advisors advising the Special Committee in its negotiations related to a potential amended merger agreement with our Advisor, as the accounting for such consideration and costs of an amended merger represent expenses of terminating the Advisor Agreement. During the three and nine months ended September 30, 2004, we incurred transaction costs of $2.4 million and $9.5 million, respectively, which related primarily to an underwritten common stock offering which we postponed in August 2004. We did not incur transaction costs of this nature in the nine months ended September 30, 2005.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2005, we recorded a $6.4 million loss on extinguishment of debt as a result of the write off of $4.1 million in unamortized loan costs and a $2.3 million of prepayment penalties incurred in connection with the refinancing of the debt of a partnership, in which we own a 70 percent interest and which owns the Hotel del Coronado, during the first quarter months of 2005 and with the repayment of existing debt in the third quarter of 2005.

During the nine months ended September 30, 2004, we recorded a $14.0 million loss on extinguishment of debt in conjunction with a cash tender offer pursuant to which we offered to repurchase all of the outstanding 9.75 percent publicly-traded term notes of two of our wholly-owned subsidiaries. We also wrote off $1.9 million in loan costs relating to the repayment of a short-term loan used to acquire the six luxury resort and upper upscale Properties on April 2, 2004.

Loss on Termination of Hedges

During the third quarter of 2005, we reclassified $0.2 million from accumulated other comprehensive income to gain on termination of hedges as a result of the discontinuance of cash flow hedge accounting for one of our interest rate protection agreements, designated to a portion of the debt retired in connection with the sale of five Properties, because it was probable that the originally forecasted transaction (interest payments on the applicable debt) would not occur within the originally-specified time period due to the debt retirement. We had previously anticipated the continuance of the existing financing during 2005, but subsequently paid down $34.2 million of the outstanding debt with proceeds from the sale of five Properties in September 2005. As of September 30, 2005, the Company has recorded $1.1 million in net losses related to the termination of cash flow hedges.

Losses from Unconsolidated Entities

Losses from unconsolidated entities decreased to $4.0 million from $7.0 million for the three months ended September 30, 2005 and increased to $13.2 million from $13.1 million for the nine months ended September 30, 2005.

Losses from unconsolidated entities for the three months ended September 30, 2005 were due primarily to net losses incurred by Desert Ridge Resort Partners, LLC (“DRR, LLC”), which owns the JW Marriott Desert Ridge Resort (“Desert Ridge”). Approximately 92 percent of the losses from the unconsolidated entities for the nine months ended September 30, 2005 were due to net losses at Desert Ridge and WB Resort Partners, L.P. which owned the Waikiki Beach Marriott Resort Property. Operating results of Desert Ridge in the nine months ended September 30, 2005 include a non-recurring charge of $15.7 million for loss on extinguishment of debt related to the refinancing of all of the previously existing outstanding debt of the DRR, LLC in June 2005. Excluding this non-recurring charge, operating results for the underlying Property for the nine months ended September 30, 2005 for DRR, LLC as compared to the same period in 2004 were substantially improved. Generally, the operating results in the three and nine months ended September 30, 2005 of our three unconsolidated entities that each own a Property have improved versus the same period in 2004 due to gains in market share and as a result of the overall improvement in the lodging industry.

The following presents our changes in losses from unconsolidated entities for the three months ended September 30, 2005 and 2004 (in thousands):

Entity	2005	2004	Increase in earnings
WB Resort Partners, LP**	$32	$(1,161)	$1,193
Desert Ridge Resort Partners, LLC*	(3,664)	(4,467)	803
CY-SF Hotel Parent, LP	(371)	(411)	40
Other Joint Ventures ***	13	(984)	997
Total	$(3,990)	$(7,023)	$3,033

The following presents our changes in losses from unconsolidated entities for the nine months ended September 30, 2005 and 2004 (in thousands):

Entity	2005	2004	Increase (decrease) in earnings
WB Resort Partners, LP**	$(2,298)	$(5,258)	$2,960
Desert Ridge Resort Partners, LLC*	(9,864)	(4,339)	(5,525)
CY-SF Hotel Parent, LP	(1,085)	(1,333)	248
Other Joint Ventures ***	37	(2,125)	2,162
Total	$(13,210)	$(13,055)	$(155)
_____________________
* Desert Ridge Resort Partners, LLC (“DRR, LLC”) one of our unconsolidated entities, owns the Desert Ridge Property. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (“DRR, Ltd.”) DRR, Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. We own a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $0.8 million and $2.2 million during the three and nine months ended September 30, 2005, respectively, which represents its pro-rata share of total cash distributions paid by DRR, LLC.

** WB Resort Partners, LP (“WB Resort Partners”), one of our unconsolidated entities, owns the Waikiki Beach Marriott Resort Property. One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. We own a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owns a 36% limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owns the remaining limited partnership interests. WBR Ltd. received a loan (the “Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the Property. In 2004, we and the other limited partners made pro-rata capital contributions to WB Resort Partners. Our capital contribution in 2004 was in the amount of approximately $103,000. WBR Ltd. received cash distributions of $0.1 million during the three and nine months ended September 30, 2005, which represents its pro-rata share of total cash distributions paid by WB Resort Partners.

*** For the three and nine months ended September 30, 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. For the three and nine months ended September 30, 2004, Other Joint Ventures also includes the results of operations of CTM Partners, LLC, an investment which we wrote-off as of December 31, 2004 and was subsequently dissolved.

On October 9, 2005, WBM Resort, L.P., a subsidiary of WB Resort Partners, accepted a non-refundable deposit in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale, dated September 9, 2005, with an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which provided for the sale of all of WB Resort Partners’ interest in the Waikiki Beach Marriott Resort (the “WBR Sale”). The WBR Sale closed on November 7, 2005. As a result of the closing of the WBR Sale, WB Resort Partners, pursuant to the Limited Partnership Agreement (the “LP Agreement”), distributed the net proceeds among the partners according to the LP Agreement. As a result, we received approximately $50.1 million in distributions. In addition, WBR Ltd received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full. For additional information see “ Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations -Events Subsequent to September 30, 2005.”

Discontinued Operations

On September 1, 2005, we completed the sale (the “Pyramid Sale”) of five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (“Pyramid”). The Properties were sold for $109 million in cash, with a gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses. The proceeds from the Pyramid Sale were used to repay a portion of long-term debt. The Pyramid Sale was completed pursuant to the terms of the Agreement of Purchase and Sale, dated July 5, 2005, between various wholly-owned subsidiaries of ours and Pyramid.

On August 30, 2005, we completed the sale of the Lake Lanier Islands Resort to LLI Management Company, LLC for a purchase price of $24.5 million, resulting in a net gain of approximately $12.0 million (the “LLIR Sale”). The purchase price included $13 million in cash proceeds and the assumption of an $11.5 million leasehold obligation. The proceeds from the sale were used to repay a portion of our long-term debt. In addition to the gain recognized in connection with the transaction, we recognized a gain of approximately $6.0 million pertaining to the termination of a sub-lease with Marriott International (“Marriott”) in which the consideration for such termination included cash and the conveyance of Marriott’s interests in the Renaissance PineIsle Resort and Golf Club.

On June 17, 2005, we completed the sale of 30 of our non-strategic Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465 million in cash, resulting in a net gain of $41.5 million, net of a loss on extinguishment of debt $7.7 million. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts to the hotel manager for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from the Ashford Sale.

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

On March 10, 2005, we sold the Holiday Inn Express located in Bloomington, MN for approximately $5.5 million in cash which resulted in a net gain of $0.7 million. The net proceeds from the sale were used to repay a portion of our long-term debt.

The results of operations for the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN  have been classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. In addition, the results of operations of the four Properties we sold in fiscal 2004, have been classified as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004. The December 31, 2004 balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$13,558	$44,972	$101,917	$118,361
Expenses	(5,688)	(34,789)	(79,756)	(94,585)
Write-down of assets	—	(5,334)	(345)	(5,334)
Interest and loan cost amortization	(824)	(3,120)	(15,793)	(8,189)
Income from discontinued operations	7,046	1,729	6,023	10,253
Gain on sale of assets	17,436	310	67,298	310
Loss on extinguishment of debt	(1,570)	—	(9,272)	—
Income tax benefit (expense)	551	(239)	(3,145)	1,703
	$23,463	$1,800	$60,904	$12,266

Income Taxes

We recorded income tax expense from continuing operations of $0.3 million and income tax benefit of $2.4 million during the three and nine months ended September 30, 2005, respectively, and income tax expense of $0.2 million and income tax benefit of $1.7 million from discontinued operations during the three and nine months ended September 30, 2004, respectively, as a result of the TRS operations of certain of our Properties. The expense recorded in continuing operations for the three months ended September 30, 2005, and the expense recorded in discontinued operations for the nine months ended September 30, 2005, were due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Minority Interests

Minority interests in income of consolidated partnerships for the three months ended September 30, 2005 were $2.1 million, as compared to $2.0 million for the three months ended September 30, 2004. Minority interests in income of consolidated partnerships for the nine months ended September 30, 2005 were $7.8 million, as compared to $8.0 million for the nine months ended September 30, 2004. The changes are primarily due to fluctuations in the net income of certain consolidated partnerships.

Earnings Per Share

Earnings per share for the nine months ended September 30, 2005 increased $0.35 from loss per share of $0.20 for the nine months ended September 30, 2004 to earnings per share of $0.15. The increase was primarily due to a gain of $67.3 million from sale of 38 properties in 2005, which increased earnings per share by $0.44, offset by a loss on extinguishment of debt of $6.4 million, which reduced earnings per share by $0.04 per share. In addition, during the second quarter of 2004, we recognized a gain on sale of common stock of $8.0 million, or $0.05 per share.

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

The following is a reconciliation of net (loss) income to FFO for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (1)	2004 (2)	2005 (3)	2004 (4)
Net (loss) income	$(18,614)	$(33,813)	$23,192	$(28,649)
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	3,554	3,513	10,558	10,656
Effect of depreciation of real estate assets of minority interest	(2,963)	(3,165)	(9,533)	(9,213)
Depreciation and amortization of real estate assets	45,088	44,585	143,187	118,280
Gain on sale of real estate assets	(17,436)	(310)	(67,298)	(310)
Funds from operations	$9,629	$10,810	$100,106	$90,764
Weighted average shares (basic and diluted)	152,876	152,140	152,873	146,468
FFO per share (basic and diluted)	$0.06	$0.07	$0.65	$0.62

_______________________
(1)
Results of operations for the three months ended September 30, 2005 does not include $4.1 million in net cash flows received for member deposits and includes $3.7 million of loss on extinguishment of debt and $2.9 million of transaction costs. For additonal information regarding transaction costs see "Results of Operations - Transaction Costs."

(2)
Results of operations from the three months ended September 30, 2004 does not include $0.7 million in net cash flows received for member deposits and includes $1.9 million of loss on extinguishment of debt.

(3)
Results of operations for the nine months ended September 30, 2005 does not include $12.7 million in net cash flows received for member deposits and includes $15.6 million of loss on extinguishment of debt and $3.8 million of transaction costs. For additonal information regarding transaction costs see "Results of Operations - Transaction Costs."

(4)
Results of operations for the nine months ended September 30, 2004 does not include $5.1 million in net cash flows received for member deposits and includes a gain of $8.0 million from the sale of common stock, a loss of $15.9 million from the extinguishment of debt and transaction costs of $9.5 million related to the underwritten offering and two acquisitions we are no longer pursuing.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization, EBITDA, is defined as income (losses) from continuing operations excluding: (i) interest expense and related loan cost amortization, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial performance of our portfolio. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties nor does it reflect trends in interest costs due to interest rate changes or increased borrowings. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.

The following is a reconciliation of loss from continuing operations to EBITDA for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (1)	2004 (2)	2005 (3)	2004 (4)
Loss from continuing operations	$(42,077)	$(35,613)	$(37,712)	$(40,915)
Adjustments:
Interest and loan cost amortization	55,553	49,086	157,895	113,973
Income tax (benefit) expense	291	396	(2,369)	1,527
Depreciation and amortization	48,546	41,723	143,284	107,011
EBITDA	$62,313	$55,592	$261,098	$181,596

_______________________
(1)
Results of operations for the three months ended September 30, 2005 does not include $4.1 million in net cash flows received for member deposits and includes $2.2 million of loss on extinguishment of debt and $2.9 million of transaction costs. For additional information regarding transaction costs see "Results off Operations - Transaction Costs."

(2)
Results of operations for the three months ended September 30, 2004 does not include $0.7 million in net cash flows received for member deposits and includes $1.9 million of loss on extinguishment of debt.

(3)
Results of operations for the nine months ended September 30, 2005 does not include $12.7 million in net cash flows received for member deposits and includes $6.4 million of loss on extinguishment of debt and $3.8 million of transaction costs.  For additional information regarding transaction costs see "Results off Operations - Transaction Costs."

(4)
Results of operations for the nine months ended September 30, 2004 does not include $5.1 million in net cash flows received for member deposits and includes a gain of $8.0 million from the sale of common stock, a loss of $15.9 million from the extinguishment of debt and transaction costs of $9.5 million related to the underwritten offering and two acquisitions we are no longer pursuing.

Hotel and Resort Operating Data

The following table presents, by industry classification, our portfolio of 94 Properties and associated inventory of rooms as of September 30, 2005:

Industry Classification	Properties	Rooms
Luxury Resort and Upper Upscale	35	16,006
Upscale	33	6,291
Midscale	26	3,845
Total	94	26,142

During the nine months ended September 30, 2005, a significant portion of our hotel and resort revenues were earned from Properties managed by three third-party managers: Marriott International, Inc., and subsidiaries; Hilton Hotels Corporation and subsidiaries; and KSL II Management Operations, LLC. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of any one of these three management companies could significantly impact our results of operations.

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

The following tables present information related to our Properties by chain scale classification for the three and nine months ended September 30, 2005.

Unaudited Property Operating Data—All Properties
For the Three Months Ended September 30, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	33	74.1%	$162.31	$120.20
Upscale	27	78.2	95.64	74.82
Midscale	25	76.7	81.89	62.83
Total Consolidated	85	75.4%	$134.35	$101.25
Unconsolidated	3	86.2	150.60	129.84
Subtotal	88	76.5%	$136.26	$104.23
Triple Net Lease(1)	6	72.3	108.69	78.54
Total	94	76.3%	$135.08	$103.07

____________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties
For the Nine Months Ended September 30, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	33	74.3%	$170.20	$126.50
Upscale	27	77.0	99.12	76.32
Midscale	25	73.1	82.38	60.23
Total Consolidated	85	74.7%	$140.73	$105.08
Unconsolidated	3	84.8	166.31	141.07
Subtotal	88	75.7%	$143.72	$108.83
Triple Net Lease(1)	6	72.5	111.15	80.59
Total	94	75.6%	$142.30	$107.55

__________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following table presents information related to our Comparable Properties. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 90 Properties comparable for the three months ended September 30, 2005 and 83 Properties comparable for the nine months ended September 30, 2005.

Unaudited Property Operating Data—Comparable Properties
For the Three Months Ended September 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	29	75.2%	4.4	$167.74	5.5%	$126.13	12.1%
Upscale	27	78.2	(0.2)	95.64	8.0	74.82	7.8
Midscale	25	76.7	2.7	81.89	7.5	62.83	11.4
Total Consolidated	81	76.2%	3.1	$135.20	6.8%	$102.96	11.3%
Unconsolidated	3	86.2	2.0	150.60	17.4	129.84	20.1
Subtotal	84	77.3%	2.9	$137.14	8.1%	$106.00	12.4%
Triple Net Lease(1)	6	72.3	(1.7)	108.69	13.0	78.54	10.3
Total	90	77.0%	2.7	$135.83	8.4%	$104.66	12.3%

______________________
(1)
Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

For the three months ended September 30, 2005, RevPAR for our 84 Comparable Properties which were leased to TRSs (including 3 owned through unconsolidated TRSs) was $106.00, representing an increase of 12.4 percent, as compared to the same period in 2004. This was a result of an 8.1 percent increase in ADR to $137.14 and a 2.9 percentage point increase in occupancy to 77.3 percent.

Total comparable luxury resort and upper upscale Properties reported a RevPAR increase of 12.1 percent resulting from a 4.4 percentage point increase in occupancy to 75.2 percent and a 5.5 percent increase in ADR to $167.74.A total of 28 of the 29 luxury and upper upscale Properties reported year over year RevPAR increases, including 19 of which had increases of greater than ten percent while only one of these Properties reported a decrease in RevPAR of 4.3 percent.

Total comparable upscale Properties reported a RevPAR increase of 7.8 percent resulting from a 0.2 percentage point decrease in occupancy to 78.2 percent and an 8.0 percent increase in ADR to $95.64. A total of 24 of the 27 Properties in the upscale chain segment reported RevPAR increases, including 9 of which had increases of greater than ten percent, while three of these Properties reported decreases in year over year RevPAR, ranging from 3.2 percent to 12.8 percent.

Total comparable midscale Properties reported a RevPAR increase of 11.4 percent resulting from a 2.7 percentage point increase in occupancy to 76.7 percent and a 7.5 percent increase in ADR to $81.89. A total of 23 out of the 25 midscale Properties reported year over year RevPAR increases, including 14 of which had increases of greater than ten percent while two Properties reported decreases of 0.5 percent and 4.8 percent.

Unaudited Property Operating Data—Comparable Properties
For the Nine Months Ended September 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	25	75.2%	2.3	$148.97	5.6%	$111.98	9.0%
Upscale	24	76.8	1.6	98.46	8.8	75.64	11.2
Midscale	25	73.1	2.3	82.38	7.8	60.23	11.4
Total Consolidated	74	75.1%	2.2	$122.53	6.6%	$92.05	9.7%
Unconsolidated	3	84.8	3.5	166.31	10.3	141.07	15.0
Subtotal	77	76.4%	2.3	$128.89	7.3%	$98.46	10.7%
Triple Net Lease(1)	6	72.5	1.4	111.15	12.7	80.59	15.0
Total	83	76.2%	2.3	$127.94	7.5%	$97.46	10.9%

______________________
(1) Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

For the nine months ended September 30, 2005, RevPAR for our 77 Comparable Properties which were leased to TRSs (including three owned through unconsolidated TRSs) was $98.46, representing an increase of 10.7 percent, as compared to the same period in 2004. This was a result of a 7.3 percent increase in ADR to $128.89 and a 2.3 percentage point increase in occupancy to 76.4 percent.

Total comparable luxury resort and upper upscale Properties reported a RevPAR increase of 9.0 percent resulting from a 2.3 percentage point increase in occupancy to 75.2 percent and a 5.6 percent increase in ADR to $148.97. A total of 24 of the 25 luxury and upper upscale Properties reported year over year RevPAR increases, including twelve of which had increases of greater than ten percent while one of these Properties reported a decrease in RevPAR of 7.3 percent.

Total comparable upscale Properties reported a RevPAR increase of 11.2 percent resulting from a 1.6 percentage point increase in occupancy to 76.8 percent and an 8.8 percent increase in ADR to $98.46. A total of 21 of the 24 Properties in the upscale chain segment reported RevPAR increases, including twelve which had increases of greater than ten percent, while three of these Properties reported decreases in year over year RevPAR, ranging from 0.3 percent to 5.2 percent.

Total comparable midscale Properties reported a RevPAR increase of 11.4 percent resulting from a 2.3 percentage point increase in occupancy to 73.1 percent and a 7.8 percent increase in ADR to $82.38. A total of 21 out of the 25 midscale Properties reported year over year RevPAR increases, including 13 of which had increases of greater than ten percent while four Properties reported decreases ranging from 2.2 percent to 5.6 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of September 30, 2005. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting periods and excludes Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For the three and nine months ended September 30, 2005, we consider 87 Properties to be Adjusted Comparable Properties. We believe it is helpful to consider Adjusted Comparable Properties because they include the results for the six luxury resort and upper upscale Properties we acquired in April 2004, even though we did not own them during the 2004 comparable period, due to the significance of the Properties to our hotel operations going forward. Due to seasonality, the hotel operating results for the aforementioned six Properties are generally better during the first three months of the year. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Three Months Ended September 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	29	75.2%	4.4	$167.74	5.5%	$126.13	12.1%
Upscale	24	77.5	0.0	94.20	8.0	73.01	8.0
Midscale	25	76.7	2.7	81.89	7.5	62.83	11.4
Total Consolidated	78	76.0%	3.2	$135.87	6.7%	$103.21	11.4%
Unconsolidated	3	86.2	2.0	150.60	17.4	129.84	20.1
Subtotal	81	77.1%	3.0	$137.76	8.1%	$106.28	12.5%
Triple Net Lease(1)	6	72.3	(1.7)	108.69	13.0	78.54	10.3
Total	87	76.9%	2.8	$136.40	8.4%	$104.89	12.4%
________________
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

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Nine Months Ended September 30, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2004	ADR	to 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	29	75.1%	2.6	$173.85	4.6%	$130.59	8.3%
Upscale	24	76.8	1.6	98.46	8.8	75.64	11.2
Midscale	25	73.1	2.3	82.38	7.8	60.23	11.4
Total Consolidated	78	75.1%	2.3	$141.04	5.6%	$105.92	9.0%
Unconsolidated	3	84.8	3.5	166.31	10.3	141.07	15.0
Subtotal	81	76.2%	2.5	$144.29	6.3%	$109.98	9.9%
Triple Net Lease(1)	6	72.5	1.4	111.15	12.7	80.59	15.0
Total	87	76.0%	2.4	$142.71	6.5%	$108.51	10.0%
________________
(1) Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, our principal sources of cash were cash flows from operating activities, including credit enhancements and net cash received from membership deposits, short and long-term borrowings, including a new revolving credit facility and the refinancing of existing debt, and the sale of Properties. We use cash primarily to acquire, develop and maintain Properties, to invest in joint ventures which acquire and own Properties, to service debt and pay distributions to our stockholders We are required to distribute at least 90 percent of our taxable income, as determined on a tax basis, to stockholders in order to maintain our REIT status.

During the nine months ended September 30, 2005, our sources of cash included proceeds from the sale of common stock under the terms of our Amended and Restated Distribution Reinvestment Plan (the “DRP”). However, such proceeds during 2005 have been fully utilized to honor redemption requests made by our shareholders pursuant to our Amended and Restated Redemption Plan (the “Redemption Plan”). Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our shareholders, is dependent on the proceeds we receive from the DRP. In the quarters ended June 30, 2005 and September 30, 2005, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the level of redemption requests currently outstanding, we do not anticipate that proceeds from the DRP will provide an incremental source of cash for the remainder of 2005 and for the year ended December 31, 2006.

Sources of Liquidity and Capital Resources

Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flows from operations, borrowings and cash provided by our credit enhancement arrangements. In addition, in certain instances, borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including but not limited to our degree of leverage, the value of our unencumbered assets, access to secured or unsecured debt or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable. Substantially all of our Properties are collateralized under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis.

Common Stock Offerings and Debt Financing

During the nine months ended September 30, 2005, we raised $33.7 million in proceeds from the sale of common stock under the terms of our DRP. Substantially all of the proceeds from the sale of these shares in the quarter ended March 31, 2005 and all of the proceeds from the sale of these shares in the quarters ended June 30, 2005 and September 30, 2005, were used to redeem shares under our Redemption Plan.

In conjunction with our strategy to effectively manage our corporate capital structure, the Company has both reduced and favorably-refinanced existing indebtedness, as well as obtained new financing to enhance liquidity.

On September 30, 2005, CNL Hospitality Partners, LP, a wholly-owned subsidiary of ours, entered into a $200 million senior secured revolving credit facility (the “Revolver”). The Revolver was arranged by Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. Bank of America, N.A. is the Administrative Agent. The syndicate of participating financial institutions includes Barclay’s Capital, Calyon New York Branch, Citibank North America Inc., Deutsche Bank Trust Company Americas and Wachovia Bank NA. We have an interest in an unconsolidated joint venture that has a $300 million loan with Barclay’s Capital.

The Revolver has an initial maturity date of September 30, 2008. The initial interest rate is 30-day LIBOR plus a 225 basis point margin, with provision for potential decreases in the rate during the term based upon decreases in our leverage level. Approximately $73 million of the Revolver was drawn at closing to retire the remaining balance of a $353 million senior secured term loan one year prior to its scheduled maturity and to pay closing expenses related to the Revolver.

The Revolver is collateralized by 25 Properties, and contains affirmative and negative loan covenants, as defined in the Revolver agreement, which require us to, among other things, (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants including a restriction on the amount of distributions to shareholders in excess of a specified measure. Interest-only payments are due monthly with any outstanding principal balance due at the anticipated maturity date in September 2008. We are in compliance with these covenants as of September 30, 2005.

On June 15, 2005, DRR, LLC, one of our unconsolidated entities, entered into a $301.5 million loan agreement (the “DRR Loan”) with Barclays Capital Real Estate Inc. DRR LLC owns the Desert Ridge Property. The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions, subject to certain conditions, available at DRR, LLC’s option including the payment of an extension fee. Approximately $275 million of the DRR Loan proceeds were used to refinance all of the previously existing outstanding debt of DRR, LLC. The remaining proceeds were used to pay expenses related to the early extinguishment of the previously existing debt and closing of the DRR Loan. In connection with refinancing, DRR, LLC recorded a loss on extinguishment of debt of $15.7 million.

The DRR Loan is collateralized by the Desert Ridge Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year, and contains restrictive covenants, as defined in the loan agreement, which require DRR, LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted-average rate of the refinanced debt. DRR, LLC is in compliance with covenants as of September 30, 2005.

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

On February 9, 2005, through a consolidated partnership in which we own a 70 percent interest (the “Del Coronado Partnership”), we obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel del Coronado located in San Diego, California (the “Hotel Del”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million was received on April 7, 2005.

Upon the closing, $290 million of the loan proceeds was used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, we wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as a loss on extinguishment of debt during the nine months ended September 30, 2005 in the accompanying unaudited condensed consolidated statements of operations. The Del Coronado Partnership distributed a portion of the proceeds to us and our partner as return of capital and has designated a portion of the loan proceeds to make improvements to the Hotel Del. The remaining portion of the loan proceeds have been designated to finance the Del Coronado Partnership’s development of beachfront units on a parcel of land adjacent to the Property, as well as an expansion of fitness and spa facilities.

The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum. The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del Property and Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Del Coronado Partnership is in compliance with these covenants as of September 30, 2005.

In connection with the loan, the Del Coronado Partnership entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Del Coronado Partnership paid $3.9 million to acquire these interest rate protection agreements.

In addition, in connection with the Ashford Sale in June 2005, we paid down approximately $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of our debt agreements. For additional information regarding the sale of these properties see Note 5, “Discontinued Operations” in the accompanying unaudited condensed consolidated financial statements.

Membership Deposits

During the nine months ended September 30, 2005, our cash flows and financial condition include the receipt of $12.7 million in deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and spa facilities and related services at some of our Properties. Under our primary membership program, deposits generally become refundable upon:
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

Sale of Properties

On September 1, 2005, we completed the sale of five non-strategic hotel Properties to Pyramid Hotel Opportunity Venture LLC for $109 million in cash.

On August 30, 2005, we completed the sale of the Lake Lanier Islands Resort to LLI Management Company, LLC for a purchase price of $24.5 million, resulting in gross cash proceeds of $13 million. In addition to the proceeds received in connection with this sale transaction, we received approximately $6 million of proceeds in connection with the termination of a sub-lease with Marriott pertaining to Marriott’s Renaissance PineIsle Resort and Golf Club.

On June 17, 2005, we completed the sale of 30 of our Properties to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT), for total gross proceeds of $465 million in cash. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of our debt agreements was repaid with a portion of the proceeds from this sale.

On June 9, 2005, we completed the sale of the Holiday Inn Express located in Austin, TX for total gross proceeds of $2.8 million in cash. On March 10, 2005, we sold the Holiday Inn Express located in Bloomington, MN for $5.5 million in cash.

As a result of the sale of the aforementioned 38 Properties, we received total gross proceeds of approximately $600 million. Substantially all of the net proceeds received in connection with these five transactions were utilized to pay down approximately $541 million of long-term indebtedness. Subsequent to September 30, 2005, a partnership in which we own an interest sold its sole asset, the Waikiki Beach Marriott Resort Property, which resulted in $50.1 million of net proceeds being distributed to us. In October 2005, we also agreed to sell all of our interest in the partnership which owns the Hotel del Coronado which, upon closing, would result in our receipt of approximately $166 million of cash proceeds. The transaction is subject to certain closing conditions, and there can be no assurance that the sale will be completed. We intend to utilize the net proceeds from these two transactions primarily for the acquisition of Properties and other liquidity requirements of a general corporate purpose. See “ Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Events Subsequent to September 30, 2005” for more information regarding these two subsequent transactions.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and paying distributions including for the purpose of maintaining our status as a REIT, including:

•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;
•	Refunding of membership deposits;
•	Existing development and/or renovation activities;
•	Payment of legal fees and other costs in connection with the shareholder lawsuit and other proceedings, whether incurred in the ordinary course of business or otherwise;
•	Recurring repairs and maintenance expenditures required to maintain our Properties,
•	Acquisitions of Properties;
•	Asset management fees accrued but not paid to the Advisor; and
•	Payment of deferred acquisition fees based upon the amount and manner we beleive we will be required to pay, as discussed below in “Commitments and Contingencies-CNL Hospitality Corp. Merger.”
•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status;

We expect to meet our short-term liquidity needs through a combination of the following:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment;
•	Proceeds from the sale of Properties.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. The second and third quarter of 2005 distributions reflect a distribution rate of $0.25 per share as compared to $0.35 per share in the first quarter of 2005. We expect to sustain this distribution rate for the remainder of 2005, and are targeting an annualized distribution rate of $1.10 per share for 2005, although there can be no assurance we will achieve this target. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our secured revolving credit facility (the “Revolver”) limit the amount of distributions that we can pay to our stockholders based on cash available for distribution as defined in the Revolver loan agreement. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in 2005 or in the twelve months subsequent to September 30, 2005. Our ability to sustain our current distribution rate assumes that we are not required to pay certain fees in cash to our Advisor, in an amount greater than we have estimated, related to the acquisition of permanent financing and the sale of shares under the DRP as discussed in Note 12, “CNL Hospitality Corp. Merger” to the accompanying unaudited condensed consolidated financial statements, which, if required to be paid in cash in an amount greater than we have estimated, would likely have an adverse impact on our level of distributions or cause us to suspend the payment of distributions to stockholders altogether.

Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. In addition, the Revolver contains a restriction regulating the payment of certain distributions on or repurchase of capital stock. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. We are in compliance with these covenants as of September 30, 2005. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

As of September 30, 2005, approximately $3.2 million and $123.5 million in outstanding debt are due to mature in 2005 and 2006, respectively. We expect to repay this debt from the sources listed above.

Our ability to incur additional debt or refinance existing debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets, access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable.

During the remainder of 2005, we expect to spend $18.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we currently have set aside for such purposes and $23.4 million for renovations or development, which is expected to be funded from the sources listed above. If these sources are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

We expect to meet our long-term liquidity needs through a combination of the following:

•	Sources described above with respect to our short-term liquidity;
•	Selective disposition of non-core assets or other assets, which, upon sale, should generate net positive cash flow after debt repayments;
•	Selective sale or contribution of hotels or resorts to joint ventures formed with unrelated investors, which may have the net effect of generating additional capital; and
•	Issuance of additional equity and/or debt securities (other than in connection with the DRP).

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

During the nine months ended September 30, 2005 and 2004, we declared and paid distributions to our stockholders of $129.9 million and $164.9 million, respectively. As we began reporting in the third quarter of 2004, we anticipated that the distribution rate might be reduced to support our long-term financial goals. On June 16, 2005, our Board of Directors decided to lower the distribution rate based on its second quarter analysis of our distribution policy.

During the nine months ended September 30, 2005, $3.4 million in cash flows from operating activities was generated by credit enhancement funding. Distributions during this period were paid substantially from cash from operations with any shortfall covered by excess cash available from refinancing long-term debt and proceeds from the sale of Properties.

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

As stated above, the second and third quarter of 2005 distributions reflect a distribution rate of $0.25 per share. We expect to sustain this distribution rate for the remainder of 2005, and are targeting an annualized distribution rate of $1.10 per share for 2005, although there can be no assurance that we will achieve this target.

As reported in our Current Report on Form 8-K, dated June 16, 2005, our decision to adjust distribution levels, commencing with the second quarter 2005 distributions, was based primarily on, but was not limited to, the following factors:

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

We carefully evaluated our decision to reduce the distribution rate in the second quarter of 2005 and we believe it was the best course of action to create long-term value for the Company and our stockholders.

We believe our strategy of investing in the lodging sector when it was out of favor between 2001 and early 2004, as well as our current focus on maximizing internal revenue growth, have positioned and will position us to take advantage of today’s favorable lodging market fundamentals.

Cash Flows

During the nine months ended September 30, 2005 and 2004, we generated cash from operations of $146.4 million and $158.6 million, respectively. Included in cash flows from operations is credit enhancement funding totaling $3.4 million and $17.0 million for the nine months ended September 30, 2005 and 2004, respectively. Even though we benefited from the operations of the six Properties acquired in April 2004 and had significant improvements in our hotel operating results over the prior year, our cash flows from operations decreased slightly from the prior year. This occurred predominantly because of the settlement of amounts owed for liquidity facility loans.

Cash flows provided by investing activities during the nine months ended September 30, 2005, was $472.1 million as compared to cash flows used in investing activities of $1.6 billion for the nine months ended September 30, 2004. The increase is primarily due to the proceeds generated by the sale of 38 of our Properties during the first nine months of 2005 and the use of cash in April 2004 to purchase six luxury resorts and upper upscale Properties. Cash flows used in financing activities during the nine months ended September 30, 2005 was $598.8 million including $495.9 million in net repayments of mortgage loans and $129.9 million in distributions to stockholders. For the nine months ended September 30, 2004, cash flows from financing activities was $1.4 billion including $1.1 million in net proceeds from mortgage loans and $644.6 million in subscriptions received from stockholders, offset by $164.9 million in distributions to stockholders and $58.0 million paid for stock issuance costs.

Commitments and Contingencies

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, our Advisor, certain affiliates of ours and of our Advisor, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The complaint asserted claims on behalf of two putative classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to our Advisor, overpayment for certain Properties which we acquired and the proposed Merger between us and our Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and our Advisor breached their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify the various stockholder approvals obtained at our 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.

In addition, on September 8, 2004, a second putative shareholder complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005 the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against our Advisor, CNL Financial Group, Inc., and other Advisor related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a) (2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement (as defined in Note 12, “CNL Hospitality Corp. Merger”). Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Shareholder Complaint (the “First Amended Complaint”), which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and added CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The First Amended Complaint continued to assert claims pursuant to Sections 11, 12(a) (2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act. Further, the breach of fiduciary duty claim was expressly asserted as derivative.

On July 22, 2005, we and the other defendants filed separate motions to dismiss the First Amended Complaint. Oral argument was heard by the Court on September 9, 2005. On September 9, 2005, the Court dismissed without prejudice the Section 14(a) and 20(a) claims as moot, and granted plaintiff leave to amend its complaint, within thirty days, to add additional plaintiffs that have standing to assert certain Sections 11, 12(a)(2), and 15 claims, and instructed defendants to advise the Court, within thirty days thereafter, whether they have any additional defenses to raise in support of their motions to dismiss in light of any new plaintiffs. On September 13, 2005, the Court dismissed the derivative claims with prejudice finding that plaintiffs had failed to make a pre-suit demand or establish that such demand would have been futile. On September 20, 2005, the Court dismissed the claims asserted against CNL Securities Corp. On September 21, 2005, the Court denied the motion to dismiss CNL Hospitality Corp. as a defendant in the complaint. On October 10, 2005, plaintiffs filed a Consolidated Second Amended Shareholder Complaint (the “Second Amended Complaint”), which added three additional named plaintiffs to assert Sections 11, 12(a)(2), and 15 claims against us and the individual defendants. On November 9, 2005, we moved to dismiss the Second Amended Complaint. Plaintiffs’ opposition is scheduled to be filed November 29, 2005, and defendants’ reply is scheduled to be filed December 9, 2005.

In the event that the remaining claims are not dismissed in all respects, the case will likely proceed to the determination of class certification and thereafter potentially to a trial. We believe the allegations contained in the Second Amended Complaint alleged by the plaintiffs in their individual capacities are without merit. We intend to vigorously defend the claims against us and no liability has been accrued.

In the course of our ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us in connection with, among other things, our operations, offerings and unrecognized preacquisition contingencies. Although the results of such matters (and related appeals) cannot be predicted with certainty, we believe that the disposition of the matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

In August 2005, Hurricane Katrina caused significant damage in the southern Gulf Coast states, including Florida, Louisiana and Mississippi. Three of our Properties in the region experienced superficial property damage and loss of revenue due to business interruption. During the three months ended September 30, 2005, we recorded a charge of $0.9 million representing our exposure for estimated losses up to its applicable insurance deductibles. We believe our insurance coverage and that of our operators will be sufficient to cover any losses in excess of those deductible amounts. Although we are unable to predict with any certainty the near term or long term impact of the hurricane on business in the City of New Orleans and therefore the impact on our Property located there, we believe that the hurricane could have a modest impact on business next year, as companies and corporate planners of group business may elect to book business events in other markets during the hurricane season. However, we believe the impact of the dislocation in business to that area may be offset in the near term by business with the various relief organizations conducting the of rebuilding and revitalization of the affected area. In addition, we believe other Properties in our portfolio may experience increased levels of business resulting from the groups that had initially scheduled their event activities in the affected areas.

Due to the impact of Hurricane Katrina, pertaining specifically to our Property located in New Orleans, Louisiana, the ratio of hotel cash flow to respective property debt service was insufficient to satisfy the minimum debt coverage threshold under existing loan documents as of September 30, 2005. The existing loan documents provide for a period of Restoration (as defined in the loan documents) when a casualty has occurred, granting an alternate minimum debt coverage threshold during such Restoration. The hotel cash flow was sufficient to meet this alternate minimum debt coverage threshold as of September 30, 2005. In order to assist physical and business restoration, we have requested a waiver, from the lender, of the minimum debt coverage threshold requirements under the loan documents during Restoration through June 30, 2006. The lender is in the process of reviewing this request. There can be no assurance that the lender will grant this request if it becomes necessary during the Restoration Period. If the lender does not provide a waiver and the ratio of hotel cash flow to respective debt service is insufficient to meet the alternate minimum debt coverage threshold, an Event of Default (as defined in the loan documents) could exist for this specific loan.

As of September 30, 2005, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2005, we expect to spend $18.0 million for recurring capital improvements and maintenance, which is expected to be funded from capital reserves that we have set aside for such purposes, and $23.4 million for renovations or development, which is expected to be funded from other capital sources set aside or other sources of capital.

For the quarter ended September 30, 2005, we were not able to redeem, pursuant to its Amended and Restated Redemption Plan (the “Plan”) all of the shares for which redemption requests were submitted during such quarter. As of November 7, 2005, there was a total of approximately 5,301,156 shares, or approximately $101 million, using the share price of $19.00 (applicable for such redemption under the Plan), which had been submitted by stockholders for redemption through the third quarter of 2005 and are now being held for redemption in future quarters We redeem shares presented for redemption pursuant to the Plan, in part, based upon the timing of the redemptions requested and the amount raised under its Amended and Restated Distribution Reinvestment Plan (the “DRP”). See “Part II, Item 2” of this document for additional information regarding the Plan. In the quarterly period ended September 30, 2005, funds received from the DRP totaled $9.7 million, all of which were utilized to fulfill redemption requests.

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

On September 1, 2005, we filed a Current Report on Form 8-K reporting that although the Existing Merger Agreement remains in effect, the Special Committee, on our behalf, and the Advisor are seeking to negotiate revised terms of the Merger. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to us than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. There can be no assurance that we and the Advisor will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated. In the event that the Existing Merger Agreement is terminated, we would be obligated to pay acquisition fees that the Advisor would otherwise be entitled to under the terms of our Advisory Agreement for the periods prior to and following the termination of the Existing Merger Agreement related to the acquisition of permanent financing and the sale of common shares under the terms of our DRP. As of the date of this filing, acquisition fees totaling up to $85.2 million would be due and payable to the Advisor upon termination of the Existing Merger Agreement, as well as certain other fees.

In our  September 1, 2005 8-K filing, we further reported that our Independent Directors were engaged in settlement negotiations to reduce the acquisition fees currently deferred pursuant to the Merger Agreement. Although there can be no assurance that these negotiations will result in such a settlement or as to what the terms of any such settlement would be, we have determined that it is appropriate to accrue $40 million in the quarter ended September 30, 2005. We do not expect the payment of these fees to have a material adverse impact on our financial condition or our liquidity.

 During the three months ended September 30, 2005, in connection with our accrual of $40 million of acquisition fees, we recognized approximately $2.8 million in transaction costs, approximately $1.4 million of which was incurred during the first two quarters of 2005 and $500,000 of which was incurred as of December 31, 2004, associated with financial and legal advisors advising the Special Committee in its negotiations related to a potential amended merger agreement with our Advisor, as such consideration and costs represent expenses of terminating a contract.

Events Subsequent to September 30, 2005

On October 9, 2005, a $13 million non-refundable deposit (the “Deposit”) was accepted by WBM Resort, L.P., a subsidiary of WB Resort Partners, L.P. in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale (the “Sale Agreement”), dated September 9, 2005, with W2005 WKI Realty, LLC, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which is an affiliate of Goldman Sachs. The Sale Agreement provided for the sale of WB Resort Partners’ interest in the Waikiki Beach Marriott Resort Property (the "WBR Sale") for a purchase price of $279 million in cash (the “Purchase Price”), subject to closing proration adjustments as provided in the Sale Agreement. The WBR Sale closed on November 7, 2005. As a result of the closing of the WBR Sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. As a result, the Company received approximately $50.1 million in distributions. In addition, WBR Ltd received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan in full.

On October 13, 2005, in connection with the $57.3 million payoff of an original $165.0 million long-term debt obligation, on September 1, 2005, with proceeds from the sale of Properties, we terminated two interest rate caps on 30-day LIBOR. Proceeds from the sale of these caps totaled $0.1 million and were recorded as gains on the termination of hedges. For additional information regarding the payoff of the long-term debt obligations see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity and Capital Resources.”

On October 17, 2005, in connection with the $68.7 million payoff of an original $353.0 million senior secured term loan, we terminated an interest rate cap on 30-day LIBOR. Proceeds from the sale of this cap totaled $1.1 million and were recorded as a gain on the termination of a hedge. For additional information regarding the payoff of the senior secured term loan see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Liquidity and Capital Resources.”

On October 31, 2005, we, through certain of our affiliates, entered into a Purchase and Sale Agreement (the “KSL Agreement”) with KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co., to sell all of its interests in CNL KSL Partners, LP (the “Partnership”), a partnership which owns the Hotel del Coronado in San Diego, California, and in CNL KSL North Beach Development, LP, which is developing a piece of property adjacent to the hotel (the “Sale”). The total net cash consideration that we expect to receive in connection with the Sale is estimated to be approximately $166 million, including the proceeds from the Sale, other related transactions and the proration of cash and certain other assets of the Partnership, resulting in an estimated net gain to us of approximately $141 million.

The Sale is expected to close in the first quarter of 2006. The closing of these transactions are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the refinancing of the Property by the Partnership and (ii) the simultaneous closing of a purchase and sale agreement between the Purchaser and SHC Del Coronado, L.L.C., an affiliate of Strategic Hotel Capital, Inc. The Purchaser can also terminate the KSL Agreement if losses from any material inaccuracies in the representations or warranties or material non-performance of obligations of us under the KSL Agreement reasonably would be expected to exceed $5,000,000. Accordingly, there can be no assurance that these conditions or the other conditions will be met, or if met, that the closing will occur.

Off-Balance Sheet Arrangements

    As of September 30, 2005, we had three unconsolidated investments in joint ventures, each of which owns a Property. The unconsolidated entities had $550.8 million of non-recourse mortgages and other loans relating to these Properties. In addition, we also own a 9.9 percent interest in a limited partnership that owns an office building in which the Advisor and its affiliates lease office space. We have severally guaranteed a 16.67 percent share, or approximately $2.3 million, of a $14.0 million secured term loan of the limited partnership. This debt is not reflected as a liability on our accompanying unaudited condensed consolidated balance sheets. See “Events Subsequent to September 30, 2005” for additional information.

Our liability with regard to non-recourse debt and the liability of our subsidiaries that are members or partners in joint ventures is generally limited to the guarantee of the borrowing entity’s obligations to pay for the lender’s losses caused by misconduct, fraud or misappropriation of funds by the venture and other typical exceptions from the non-recourse provisions in the mortgages, such as for environmental liabilities.

We have recorded equity in losses of unconsolidated entities of $13.2 million, including a non-recurring charge for loss on extinguishment of debt of $15.7 million and $13.1 million, for the nine months ended September 30, 2005 and 2004, respectively, and received distributions of $3.6 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively. The principal source of revenue for our unconsolidated entities is revenues from Property operations, of $167.1 million and $149.6 million for the nine months ended September 31, 2005 and 2004, respectively, which are not included in our unaudited condensed consolidated statements of operations.

On November 7, 2005, in connection with the closing of the WBR Sale, WBR Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utlized to repay the Limited Partner Loan to Marriott in full.

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

With respect to those ventures that are partnerships, any of our subsidiaries that serve as a general partner will be liable for all of the recourse obligations of the venture, to the extent that the venture does not have sufficient assets or insurance to satisfy the obligations. In addition, the Properties owned by the unconsolidated entities could perform below expectations which could result in the insolvency of the ventures and the acceleration of their debts, unless the members or partners provide additional capital. In some ventures, the members or partners may be required to make additional capital contributions or have their interest in the venture be reduced or offset for the benefit of any party making the required investment on their behalf. In the foregoing and other circumstances, we may be faced with the choice of losing our investment in a venture or investing additional capital under circumstances that do not assure a return on that investment.

Contractual Cash Obligations

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of September 30, 2005 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$3,214	$299,532	$2,056,944	$705,644	$3,065,334
Capital lease obligations	772	5,392	2,567	585	9,316
	$3,986	$304,924	$2,059,511	$706,229	$3,074,650

Capital expenditures remained generally unchanged at September 30, 2005 compared to December 31, 2004.

Additional Information

Related Party Transactions

On March 31, 2005, we entered into an agreement with our Advisor (the “Renewal Agreement”), with respect to the advisory agreement, dated as of April 1, 2004, between us and the Advisor (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006.

The Renewal Agreement provides that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor, we will determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to the Advisor on or before May 1, 2005, which we have done. The Advisor responded to our proposal on May 26, 2005, but did not agree with the Company’s proposal. Pursuant to the terms of the Renewal Agreement, (i) in the event that the parties cannot agree, after good faith negotiations, upon a new rate on or before July 1, 2005, which they did not, the parties agreed to submit the determination of the rate to binding arbitration, so long as the arbitration of this matter would not be inconsistent with applicable law or our Articles of Amendment and Restatement, as amended (the “Charter”), and (ii) if it is determined by us that arbitration is specifically inconsistent with applicable law or the Charter, we will notify the Advisor in writing prior to July 1, 2005 and the parties would negotiate in good faith to agree upon an alternative method to determine the new Rate. Beginning on June 30, 2005, we and the Advisor have entered into successive amendments to the Renewal Agreement to extend the July 1, 2005 date for additional monthly periods with the latest extension expiring on December 1, 2005.

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

Under the current Advisory Agreement with the Advisor, the Advisor is entitled to receive a monthly asset management fee of one-twelfth of 0.60 percent of our real estate asset value and the outstanding principal balance of any mortgage loans as of the end of the preceding month. The asset management fee, which is not allowed to exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, at the sole discretion of the Advisor. All or any portion of the asset management fee not taken as to any fiscal year will be deferred without interest and may be taken in such other fiscal year as determined by the Advisor. For the nine months ending September 30, 2005 and 2004, we incurred $21.4 million and $18.8 million of such fees, respectively, of which the fees incurred since September 1, 2005, totaling approximately $2.2 million, have been accrued but not paid.

In April 2005, KSL II Management Operations LLC (“KSL”) in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”) entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to our charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. We received $130,000 for access fees for 2006 under the terms of this agreement during the nine months ended September 30, 2005. At September 30, 2005 such fees are deferred for recognition as income in future periods.

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

Our five Independent Directors are entitled to receive 500 shares of common stock (for a total of 2,500 shares) for each quarter. As a result, during the three and nine months ended September 30 2005, we recorded compensation expense of $50,000 and $150,000, respectively, based on an estimated price of $20.00 per share of common stock. As of September 30, 2005, these shares, as well as 2,500 shares from the fourth quarter of 2004, had not been granted and are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet. We expect to grant these shares prior to December 31, 2005.

In May 2005, we entered into indemnification agreements with three of our Independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and our assistant secretary, Stephanie J. Thomas and amended indemnification agreements with C. Brian Strickland, Mark E. Patten and Barry A. N. Bloom to conform them to other outstanding indemnification agreements. The indemnification agreements require, among other things, that we indemnify these officers and Directors, to the fullest extent required or permitted by our charter and by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates and the Advisor, as the case may be, to the extent such decisions and actions are performed on behalf of us. The indemnification agreements also require that we advance to these officers and Directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with us for the officer or Director, as the case may be.

Our Advisor and its affiliates provide various administrative services to us, including but not limited to, services related to accounting; financial, tax, legal, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations, on a day-to-day basis. For the three and nine months ended September 30, 2005, we incurred $1.5 million and $3.2 million for these services, respectively.

We own a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CFG lease office space. CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly-owned by James M. Seneff, the Company’s Chairman of the Board, and his wife. Robert A. Bourne, our Vice-Chairman of the Board, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1 percent interest as general partner of Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which has a 49.495 percent interest, as a limited partner, in Owner; CNL Retirement Properties, Inc. which has a 9.901 percent interest, as a limited partner, in Owner; Commercial Net Lease Realty, Inc., which has a 24.7525 percent interest, as a limited partner, in Owner; and CNL APF Partners, LP, which has a 4.9505 percent interest, as a limited partner, in Owner. We also own a 9.9 percent interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of Owner. The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and the Borrower are reported in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Losses from Unconsolidated Entities” under the caption “Other Joint Ventures.”

In 2002, we guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the Borrower. Our guaranty was a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent of the Wachovia Loan. CFG negotiated a new $14 million unsecured loan to the Borrower to refinance the remaining balance of the original loan. As with the original loan, we executed a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent, or approximately $2.3 million, on September 30, 2005. Thomas J. Hutchison III, John A. Griswold, Robert A. Bourne and James M. Seneff, each a director and officer of ours, are also directors and officers of the Advisor and an affiliate of CFG.

In addition, in 2004, the Owner conveyed a portion of the premises underlying the parking structure adjacent to its office building to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building. The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd. In connection with this transaction, the Owner will receive an ownership interest in a cross-bridge and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. In addition, the Owner may be entitled to additional consideration pursuant to a purchase price adjustment based on a subsequent appraisal of the property.

We maintain bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of our Advisor, is a stockholder. The amounts deposited with this bank were approximately $39.3 million and $41.7 million at September 30, 2005 and December 31, 2004, respectively.

As more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Losses from Unconsolidated Entities,” we own an unconsolidated interest in DRR, LLC, a partnership in which a limited partner, DRR, Ltd., is controlled by our Chairman, James M. Seneff, Jr. and Vice Chairman of the Board, Robert A. Bourne.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

Expected Maturity Date	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt:
Fixed rate	$2,912	$12,692	$176,004	$213,206	$233,153	$305,644	$943,611	$895,787
Average interest rate	7.19%	7.14%	6.98%	6.39%	6.39%	6.87%
Variable rate	$302	$110,836	$--	$73,000	$1,537,585	$400,000	$2,121,723	$2,121,723
Average interest rate	6.16%	6.33%	n/a	6.11%	7.01%	5.96%
Total debt	$3,214	$123,528	$176,004	$286,206	$1,770,738	$705,644	$3,065,334

The weighted average effective interest rate on mortgages and other notes payable was approximately 6.82 percent and 5.89 percent as of September 30, 2005 and December 31, 2004, respectively. We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements. Substantially all of our variable rate debt is hedged with interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of September 30, 2005, and December 31, 2004 would have resulted in additional annualized interest costs of $15.9 million and $25.3 million, respectively.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation as of September 30, 2005 of the effectiveness of the design and operation of our “disclosure controls and procedures,” which management refers to as our disclosure controls. This evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer. Rules adopted by the Securities and Exchange Commission (the “SEC”) require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of our disclosure controls as of the end of the period covered by this quarterly report.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control deficiencies and instances of fraud will be prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

During the second quarter of 2005, management designed and implemented a new network and telecommunications infrastructure. The internal controls applicable to financial reporting were not modified or changed, and in connection with the implementation of the new network, the operation of the applicable internal controls over financial reporting were tested. As it pertains to management’s assessment of the effectiveness of the design and operation of such controls, management intends to conduct this assessment within three months from the date of this report. Because the aforementioned implementation impacted the network and telecommunications infrastructure and did not modify or change the related internal controls impacting financial reporting, for the three months ended September 30, 2005, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Information with respect to this Item 1 of Part II is incorporated by reference to Note 11 of the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(a) *
July 1, 2005 through July 31, 2005	—	—	—	7,313,501
August 1, 2005 through August 31, 2005	—	—	—	7,313,501
September 1, 2005 through September 30, 2005	509,347	$19.00	509,347	5,176,499
Total	509,347		509,347
________________
(a)	Redemption Plan
*Maximum Number of Shares that May Yet Be Purchased Under the Plan is subject to the five percent limitation in a rolling 12 month period described below and there being sufficient funds available under the distribution reinvestment plan. Under the Plan, we also can, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our Common Stock for redemptions. No such amounts are currently available.

Redemption of Shares. Per our amended and restated redemption plan, effective June 16, 2004 and announced on June 25, 2004 (the “Redemption Plan”), prior to such time, if any, as a listing of our shares on a national securities exchange occurs, any stockholder who has held shares for not less than one year (other than the Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on an estimated share price of $20.00 ($1,000 worth of shares based on the estimated offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available from Amended and Restated Distribution Reinvestment Plan (the “DRP”) proceeds. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the DRP (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use for redemptions up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock during such quarter. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) prior to the redemption of shares requested to be redeemed in the current quarter. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the quarter ended September 30, 2005, we were not able to redeem all of the shares for which redemption requests were submitted during such quarter. As of November 7, 2005, there was a total of approximately 5,301,156 shares, or approximately $101 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the third quarter of 2005 and are now being held for redemption in future quarters.

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

Item 3. Defaults upon Senior Securities.
Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of stockholders of the Company was held in Orlando, Florida on August 26, 2005.

One proposal was submitted to a vote of stockholders, which was, the election of each of the nominees to our board to hold office until the 2006 Annual Meeting of Stockholders. The stockholders’ vote count as of August 26, 2005, and the number of common shares which voted for and withheld the proposal is set forth below.

	For	Withheld
James M. Seneff, Jr.	81,096,307	2,787,866
Robert A. Bourne	81,085,702	2,798,471
Thomas J. Hutchison III	81,057,137	2,827,036
John A. Griswold	81,076,322	2,807,852
James Douglas Holladay	81,118,450	2,765,723
Jack F. Kemp	80,983,458	2,900,715
Craig M. McAllaster	81,122,412	2,761,761
Dianna F. Morgan	81,099,386	2,784,787
Robert E. Parsons, Jr.	81,065,587	2,818,586

The following persons are directors who currently serve on the Company’s board and whose term of office as a director continued after the meeting:

James M. Seneff, Jr.
Robert A. Bourne
Thomas J. Hutchison III
John A. Griswold
James Douglas Holladay
Jack F. Kemp
Craig M. McAllaster
Dianna F. Morgan
Robert E. Parsons, Jr.

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

3.9

Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 10, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Form Quarterly Report on 10-Q filed May 16, 2005 and incorporated herein by reference).

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
10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.28

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant’s Form Quarterly Report on  10-Q filed November 10, 1999 and incorporated herein by reference.)

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

10.57

$96,725,000 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

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
10.61

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.62

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

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

10.84

$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

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

10.86

$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.87

$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.88

$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.89

$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.90

$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.91

$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.92

$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.93

Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.94

$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.95

$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.96

$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005(Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.97

$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.98

$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.99

$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.100	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)
10.101

Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

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

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.116

$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.117

Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.118

$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.119

Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.120

Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.121

First Amendment to Renewal Agreement dated as of June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herein by reference.)

10.122

Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated herein by reference.)

10.123

Third Amendment to Renewal Agreement dated as of August 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2005 and incorporated by reference.)

10.124

Fourth Amendment to Renewal Agreement dated as of September 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.6 to the Registrant’s Form 8-K filed October 3, 2005 and incorporated by reference.)

10.125

Fifth Amendment to Renewal Agreement dated as of October 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 4, 2005 and incorporated by reference.)

10.126

$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of November, 2005.

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

3.9

Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 10, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

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
10.9

Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

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

10.27

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.28

First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

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

10.57

$96,725,000 Promissory Note with CNL Hospitality Partners, LP, as Maker, and Security Life of Denver Insurance Company, as Payee, dated September 7, 2001 (Previously filed as Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

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
10.61

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.62

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

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

10.84

$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

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

10.86

$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.87

$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.88

$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.89

$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.90

$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.91

$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.92

$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.93

Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.94

$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.95

$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.96

$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005(Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.97

$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.98

$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.99

$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.100	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)
10.101

Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

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

10.107

Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.108

Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.109

Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.110

Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.111

Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.112

Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.113

Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.114

Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 9, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas and Stephanie Thomas, dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.115

Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 9, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan dated May 10; 2005. (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.116

$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.117

Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.118

$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.119

Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.120

Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.121

First Amendment to Renewal Agreement dated as of June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herein by reference.)

10.122

Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated by reference.)

10.123

Third Amendment to Renewal Agreement dated as of August 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2005 and incorporated by reference.)

10.124

Fourth Amendment to Renewal Agreement dated as of September 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.6 to the Registrant’s Form 8-K filed October 3, 2005 and incorporated by reference.)

10.125

Fifth Amendment to Renewal Agreement dated as of October 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 4, 2005 and incorporated by reference.)

10.126

$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Filed herewith.)

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