Form 10-K
period 2005-12-31
CNL Hotels & Resorts, Inc.
filed 2006-03-31
CIK 1017022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Common Stock, $0.01 par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of the voting common stock held by non-affiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $20 share price from our most recent best-efforts common stock offering, $3,057,461,240 of our common stock was held by non-affiliates as of March 1, 2006.
     The number of Shares of common stock outstanding as of March 1, 2006, was 152,883,062.
DOCUMENTS INCORPORATED BY REFERENCE
     Registrant incorporates by reference portions of the CNL Hotels & Resorts, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than May 1, 2006.

CONTENTS

Page
Part I.
Item 1. Business	3
Item 1A Risk Factors	10
Item 2. Properties	29
Item 3. Legal Proceedings	31
Item 4. Submission of Matters to a Vote of Security Holders	34

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6. Selected Financial Data	38
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	94
Item 8. Financial Statements and Supplementary Data	95
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	160
Item 9A. Controls and Procedures	160
Item 9B. Other Information	160

Part III.
Item 10. Directors and Executive Officers of the Registrant	161
Item 11. Executive Compensation	161
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	161
Item 13. Certain Relationships and Related Transactions	161
Item 14. Principal Accountant Fees and Services	161

Part IV
Item 15. Exhibits and Financial Statement Schedules	162
Signatures	210
Schedule II – Valuation and Qualifying Accounts	212
Schedule III – Real Estate and Accumulated Depreciation	213
Exhibits	217
EX-10.89: LOAN AND SECURITY AGREEMENT
EX-10.90: RENEWAL, AMENDED, RESTATED AND CONSOLIDATED NOTE
EX-10.91: MEZZANINE LOAN AND SECURITY AGREEMENT
EX-10.92: MEZZANINE NOTE
EX-10.93: MEZZANINE LOAN AND SECURITY AGREEMENT
EX-10.94: MEZZANINE NOTE
EX-10.95: MEZZANINE LOAN AND SECURITY AGREEMENT
EX-10.96: MEZZANINE NOTE
EX-10.97: MEZZANINE LOAN AND SECURITY AGREEMENT
EX-10.98: MEZZANINE NOTE
EX-10.99: PURCHASE AND SALE AGREEMENT
EX-10.100: PURCHASE AND SALE AGREEMENT
EX-10.104: MORTGAGE, SECURITY AGREEMENT, ASSIGNMENT OF RENTS AND FIXTURE FILING
EX-10.105: PROMISSORY NOTE
EX-10.106: LOAN AND SECURITY AGREEMENT
EX-10.107: PROMISSORY NOTE
EX-10.108: LOAN AND SECURITY AGREEMENT
EX-10.109: PROMISSORY NOTE
EX-10.110: LOAN AND SECURITY AGREEMENT
EX-10.111: PROMISSORY NOTE
EX-10.112: LOAN AND SECURITY AGREEMENT
EX-10.113: PROMISSORY NOTE
EX-21: SUBSIDIARIES OF THE REGISTRANT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
Item 1. Business
     CNL Hotels & Resorts, Inc., is a corporation which was organized pursuant to the laws of the State of Maryland on June 12, 1996 and operates for federal income tax purposes as a real estate investment trust (a “REIT”). The terms “Company” or “Registrant” and any reference to CNL Hotels & Resorts, Inc. includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and consolidated joint ventures. Various other wholly-owned or majority owned subsidiaries may be formed in the future, primarily for purposes of acquiring or developing hotel and resort properties.
     We are engaged primarily in the ownership of interests in hotel and resort properties, including full service hotels and resorts, limited service hotels and extended stay hotels, which we refer to collectively as “Properties.” In recent years we have begun to focus on luxury and upper upscale hotels and resorts. From time to time, we may also acquire, develop and/or dispose of Properties. Since inception, pursuant to an advisory agreement which has been renewed annually, we have retained CNL Hospitality Corp. (“CHC”) as our advisor, whereby CHC provides us with management, acquisition, development, advisory and certain administrative services. As of December 31, 2005, we owned interests in 92 Properties located across the United States, and one Property located in Montreal, Canada. We lease 87 of our Properties to our wholly-owned taxable REIT subsidiary (“TRS”) entities which contract with third-party managers to operate the Properties under affiliations with national hotel and resort brands or as independent hotels and resorts. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. The remaining six Properties are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to run their hotel operations. We include rental income from these six operating leases in our consolidated results of operations.
     We may also, pursuant to our Articles of Amendment and Restatement, as amended (our “Charter”), provide mortgage loans to operators of national and regional hotel and resort brands, however, we have not done so as of December 31, 2005 and do not currently have plans to do so in the near future. In addition, we may invest up to a maximum of 5 percent of our total assets in equity interests in businesses that provide services to or are otherwise ancillary to the lodging industry. As of December 31, 2005, investments in these ancillary businesses represented less than one percent of our total assets and revenues.
     We were formed in June 1996, at which time we received an initial capital contribution of $0.2 million from CHC for 20,000 shares of our common stock. Since that time, through December 31, 2005, we have sold over 150 million shares of our common stock (after giving effect to the reverse stock split), raising approximately $3.1 billion of capital through five best-efforts public stock offerings and our distribution reinvestment plan (the “DRP”). Our Charter provides that on or before December 31, 2007 we will list our shares of common stock on a national securities exchange or over-the counter market or otherwise complete an orderly liquidation and sale of our assets and distribute the proceeds to our stockholders.
     Since our inception, our primary investment objectives have been to preserve, protect, and enhance our assets while (i) making quarterly distributions; (ii) increasing our income (and distributions); (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment, either in whole or in part, through (a) the listing of our shares on a national securities exchange or over-the-counter market or (b) if we are unable to list our shares on a national securities exchange or over-the-counter market, the commencement of the liquidation and orderly sales of our assets (outside the ordinary course of business and consistent with our objectives of qualifying as a REIT) and distribution of the proceeds thereof. The REIT Modernization Act of 1999 allowed us to lease our Properties to our own wholly-owned TRS entities (‘‘TRS Lessees’’) and for such TRS Lessees to contract with third-party managers to operate the Properties, thereby allowing us to reflect the operating results of our Properties on our statement of operations. By taking advantage of the allowed TRS structure, we have expanded our activities to meet our investment objectives primarily through our asset management capabilities and efforts to acquire and/or reposition Properties, while striving to provide enhanced operating income and cash flow and thereby sustaining or improving our ability to make distributions. To meet our objectives, we seek to maximize operating income at our Properties, acquire Properties with stabilized cash flows or with favorable opportunity for growth, and in certain of such instances to obtain credit enhancements or operating guarantees that supplement cash flows in advance of stabilization and obtain priority partnership positions. There can be no assurance that we will meet these objectives.

     Until our shares are listed on a national securities exchange or over-the-counter market, or we complete the orderly liquidation of our assets, we intend to own and selectively acquire Properties, potentially sell Properties and otherwise conduct our business in accordance with our stated investment objectives and focus on luxury and upper upscale Properties. We may use the proceeds from the sale of certain of our Properties or sales of our interests in entities that own Properties, repayment of any mortgage loans we may make to other hotel and resort operators or from the sale of other permitted investments to pay off existing debt, pay distributions, make capital improvements at existing Properties, provide mortgage loans to hotel and resort operators or to invest in other permitted investments. We will not intentionally acquire or sell any assets if such acquisition or sale would not be consistent with our objective of maintaining our qualifications as a REIT. If we offer additional securities, we would likely use net sales proceeds from such offering to, among other things, repay existing long-term debt, to invest in additional Properties or entities owning Properties, to provide mortgage loans or to invest in other permitted investments and/or for other corporate purposes.
     In deciding the precise timing and terms of the sale of a Property, we will typically consider factors that include, but are not limited to, national and local market conditions, whether the property continues to meet our investment objectives and strategic objectives, the amount of the potential return to be achieved relative to the capital appreciation at the Property, the level of net sales proceeds derived from such sale, the terms and conditions of long-term or revolving debt secured by such Property, our opportunities for utilizing the expected net proceeds from the sale and federal income tax and REIT tax considerations. In connection with sales of our Properties, we may take purchase money obligations or similar financial instruments or securities as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, we will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.
     For a discussion of recent developments concerning the class action litigation please refer to Item 3 “Legal Proceedings.”
Leases
     As of December 31, 2005, we owned interests in 93 Properties, generally consisting of land, buildings and equipment and in certain instances, goodwill and other intangible assets. For Properties leased to TRS Lessees, the lease rental income and expenses and their related balance sheet accounts have been eliminated in consolidation and the hotel and resort operating revenues and expenses for such Properties have been included in our consolidated results of operations. Leases to unrelated third-party operators are treated as operating leases which result in rental income being recognized and included in our consolidated results of operations. The operating results of our Properties subject to leases with unrelated third-party operators are not included in our consolidated results.
Certain Management Services
     Pursuant to our Advisory Agreement, effective as of April 1, 2004, between us and CHC (the “Advisory Agreement”) CHC provides management services relating to our business, the Properties and, if applicable, any mortgage loans we may provide to other hotel and resort operators. Under the terms of this Advisory Agreement, CHC is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices. CHC also provides us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (“the PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in our Properties, exclusive of Acquisition Fees (as described herein) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we pay CHC for PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees we pay CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for us.

     For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by us and CHC (as more fully described herein) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if our stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Existing Merger Agreement (as defined below) between us and CHC.
     On March 31, 2005, we entered into an agreement with CHC (the “Renewal Agreement”), with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. Pursuant to the terms of the Renewal Agreement, the parties agreed to further review and negotiate the rate of Acquisition Fees under the Advisory Agreement.
     On December 30, 2005, we and CHC entered into an Amended and Restated Renewal Agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). The Amended and Restated Renewal Agreement provides for a reduction in the rate of Acquisition Fees from 4.5% to 3.0%, retroactive to April 1, 2005.
     In April 2004, we entered into a merger agreement with CHC (the “Existing Merger Agreement”). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of ours (the “Existing Merger”) and was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of our Board of Directors, comprised of three of our independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on our behalf. Although the Existing Merger Agreement remains in effect, as reported in our Current Report on Form 8-K dated December 30, 2005, the Special Committee, on our behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to us than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. There can be no assurance that we and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.
     The Existing Merger Agreement provides that during the period from the execution of the Existing Merger Agreement, April 29, 2004, until the earlier of (i) the Existing Merger becoming effective or (ii) the Existing Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Existing Merger Agreement, CHC is not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, we paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Existing Merger Agreement, we paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the years ended December 31, 2005 and 2004, we paid acquisition fees totaling $23.0 million and $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.

     In connection with the Existing Merger Agreement, we entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the Existing Merger. We have reserved 1,788,000 shares of our common stock awards pursuant to the terms of our 2004 omnibus long-term incentive plan, some of which, pursuant to the aforementioned employment agreements, were intended to be granted to such persons. The initial term of these employment agreements terminates on December 31, 2007. Since, as of the date of this filing, the Existing Merger has not been consummated and is not likely to be consummated in its current form, these employment agreements are not yet effective and we do not believe they will become effective in their current form.
     On December 30, 2005, we and CHC entered into a Payment Agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.
     The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid on December 30, 2005, and (ii) a promissory note to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
     On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing April 1, 2006 and terminating on June 30, 2006.

Hotel Management Agreements
     Of our total Properties, as of December 31, 2005, 87 (including one held for sale) are managed and operated by third-party management companies pursuant to management agreements entered into by our TRS lessees and the third-party management companies. The remaining six Properties are leased to third-party tenants. As of and during year ended December 31, 2005, we engaged the following third-party management companies:
•	Marriott International, Inc., including certain of its affiliates (“Marriott”);
•	Hilton Hotels Corporation, including certain of its affiliates (“Hilton”);
•	KSL II Management Operations, LLC; (“KMO”);
•	Interstate Hotels & Resorts, Inc., including certain of its affiliates (“Interstate”);
•	Hyatt Corporation, including certain of its affiliates (“Hyatt”); and
•	Hersha Hospitality Management L.P.
     Each third-party management company has been approved by our Board of Directors and, pursuant to the terms of each management agreement, has exclusive responsibilities for the operation of specific Properties. The respective third-party management companies are obligated to fulfill their obligations to us in accordance with the terms of their respective management agreements with us and the specific policies of the respective hotel and resort chain.
     The term of each management agreement generally ranges between 10 and 20 years, with up to two, ten-year renewal options. Typically, under the management agreements, the third-party management company receives a base management fee expressed as a percentage of gross revenues of the subject Property for each fiscal year and an incentive management fee expressed as a percentage of operating profit above a specified level of the subject Property for each fiscal year. We had an interim management agreement for the Claremont Resort & Spa that expired on July 31, 2005. Effective as of July 31, 2005, we entered into a management agreement with Interstate to operate this Property and such agreement may expire prior to the term of our typical agreement.
     Each third-party management company is responsible for payment, on our behalf, of real estate and property taxes, repairs and maintenance, utilities and insurance. Each third-party management company is obligated to maintain the Property in good repair and condition and to make or cause to be made routine maintenance, repairs and minor alterations as it determines to be necessary or as required pursuant to the terms of the management agreement. The third-party management company is also responsible for payment on our behalf of routine renovations permitted under the management agreement. We are required to establish reserves to fund such renovations and for the replenishment of furniture, fixtures and equipment. The third-party management company may, with our prior written approval, make more extensive improvements to the Property. The management agreements generally require the third-party management company to furnish chain services that are generally made available to other hotels and resorts managed by the third-party management company, including installment and operation of computer systems and reservation services, management and administrative services, marketing and sales services, human resources training services, and such additional services as may from time to time be more efficiently performed on a national, regional or group level. During the term of the management agreements, the service marks, symbols and logos currently used by the third-party management company may be used in the operation of the Property.
     Some of the management agreements provide that our TRS lessee has the right to terminate the management agreement if specified financial and other objectives relating to the Property are not obtained. In addition, most of the management agreements limit our ability to sell, lease or otherwise transfer the Properties unless the transferee is not a competitor of the third-party management company and unless the transferee assumes the related management agreement and meets specified other conditions.

     The management agreements generally do not allow the third-party management company to assign its interest in the management agreement other than to an affiliate without our prior written consent. In some cases, the management agreement provides that the third-party management company has a right to assign the management agreement in connection with the sale of substantially all of the assets of such third-party management company. In addition, some management agreements prohibit the third-party management company or its affiliates from operating another hotel or resort of the same or similar type as our Property that is or will be located within a specified distance of our Property. Also, some management agreements prohibit the transfer of the Property for a specified initial term of years or provide that if we desire to sell a Property, we must first offer to the third-party management company an opportunity to buy it. We also may have to pay a termination fee in some cases upon termination of the management agreement.
     On January 31, 2006, we, through various affiliates, entered into amended and restated management agreements for three of our Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). Affiliates of ours entered into the original management agreements for the Resorts with KMO on August 16, 2004 (the “Original Agreements”). On January 31, 2006, KMO contributed and assigned the Original Agreements and related assets to MCO (the “Contribution”), which at that time was a wholly-owned subsidiary of KMO. Immediately following the Contribution, Hilton, through an affiliate, acquired MCO, including all of the rights of MCO in and to the Original Agreements. The Amended Management Agreements between MCO, now an affiliate of Hilton, and affiliates of ours became effective as of February 1, 2006. The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels.
Competition
     The hotel and resort industry is generally characterized as being intensely competitive. Our Properties compete with other existing and new hotels and resorts in their geographic markets, including with independently-owned hotels and resorts, with hotels and resorts which are part of local or regional chains, and with hotels and resorts in other well-known national chains, including those offering different types of accommodations. Our competition includes hotels and resorts owned and operated by the third party management companies we use to manage our Properties. The principal competitive factors affecting our Properties include, but are not limited to, brand recognition, location, range of services and guest amenities offered, the quality and price of the hotel and resort rooms and services provided. We may also compete with other persons and entities, including related parties, to locate suitable Properties to acquire interests in and to locate purchasers for our Properties.
Concentration of Risk
     During the year ended December 31, 2005, a significant portion of our hotel and resort revenues was earned from four Properties operating under independent brands managed by KMO, 31 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, Renaissance Hotels, and Spring Hill Suites by Marriott), and 27 Properties operating as various Hilton brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn). As previously disclosed, in January 2006, Hilton acquired three of the management agreements previously held by KMO, thereby increasing significantly our concentration of operations risk with Hilton. We sold our interest in the fourth Property managed and operated by KMO, the Hotel del Coronado, in January 2006. Failure of any of these brands or operators would significantly impact our results of operations, including our ability to generate hotel and resort revenues, related earnings and cash flows which, in turn, would significantly impact our ability to service our debt and make distributions to our stockholders. In 2005, one of our Properties, the Grand Wailea Resort and Spa, generated more than 10 percent of our total hotel and resort revenues. Although our Properties are located in 30 states, the District of Columbia and Canada, there is a significant concentration of operating revenues from our 46 Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or the specific Properties, such as a localized economic recession or an increase in state or local tax rates, or adverse weather related events or natural disasters could have a disproportionately adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
Available Information
     We make available free of charge on or through our Internet website (http://www.cnlhotels.com) our Annual Report on Form 10-K (for the most recently filed fiscal year), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Employees
     We have no employees other than our officers, and they are not presently compensated by us. They are compensated by CHC. As previously mentioned, we have retained CHC as our advisor to provide management, acquisition, development, advisory and some administrative services and have retained other affiliates of CHC to provide additional administrative services. The employees at our Properties are the employees of the third-party managers of our Properties and include both union and non-union employees. As a result of our management agreements with those third-party managers, we are indirectly subject to the risks of managing employees, including those risks associated with a unionized labor.
Seasonality
     Demand in the lodging industry is affected by recurring seasonal patterns and some Properties in certain locations are affected more than others such as our larger resorts in the desert southwest region of the United States. Seasonal variations in revenue at our Properties can be expected to cause quarterly fluctuations in revenues and earnings. As a portfolio, our Properties generally perform better during the first and second quarters and experience their seasonal slowdown during the third and fourth quarters of each year. As a result, we have in the past and may in the future use borrowings in some periods in order to offset these fluctuations in revenues and to make distributions to stockholders. If we are unable to obtain additional proceeds from borrowings, we may be required to defer owner funded capital expenditures or reduce distributions to stockholders.

Item 1A. Risk Factors
Risks Related to Our Business and Operations
A small number of our Properties represent a significant percentage of our revenues and significant adverse changes at any one of these Properties may adversely affect our results of operations, financial position, and cash flows, including our ability to service debt and our ability to make distributions to stockholders.
     As of December 31, 2005, fifteen of our 92 Properties (excluding the Hotel del Coronado) represent more than 50 percent of our revenues and related cash flows. In 2005, one of our Properties, the Grand Wailea Resort and Spa, generated more than 10 percent of our total hotel and resort revenues. Significant adverse changes in the operations of any one of these Properties could adversely affect our results of operations, financial position and cash flows, including our ability to service debt, and make distributions to our stockholders.
Forty-six of our Properties which generate a significant percentage of our revenues are located in California, Florida, Texas Hawaii and Arizona, which increases our exposure to the risks of adverse local economic conditions.
     Although our Properties are located in 30 states, the District of Columbia and Canada, there is a concentration of operating revenues from our Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or specific Properties, such as adverse weather conditions or natural disasters, localized economic recessions or increases in state or local tax rates, could have a disproportionately adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
Approximately 67 percent of our Properties are operated through a limited number of third-party management companies and could be adversely affected if those third-party management companies, or their brands, experience negative publicity or other adverse developments.
     As of December 31, 2005, our Properties managed by Marriott, Hilton, and KMO generated a significant percentage of our revenues. Beginning in January 2006 Properties managed by Hilton represent an even larger percentage of our revenues. Because of this concentration, negative publicity or other adverse developments that affect those operators and/or their brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders.
Decreased funding from credit enhancements may adversely affect our distributions to stockholders.
     In the past, we have required certain third-party managers and triple-net lease tenants to provide performance guarantees or other credit enhancements in order to assure us minimum levels of operating profits and cash flows at certain of our Properties. Due to industry and economic conditions in recent years, the performance of some of our Properties required the managers and tenants to fund a significant amount of the credit enhancements we have obtained and, as a result, we have utilized a substantial portion of the funds received from such credit enhancements to fund a portion of our distributions. During 2005, we recognized approximately $2.1 million in operating expense reductions from credit enhancements, rental revenue of $1.2 million from a limited rent guarantee and $0.8 million in base management fee waivers which were recorded as reductions in hotel and resort management fees. In January 2006, we obtained a $50 million credit enhancement from Hilton in connection with its acquisition of the management agreements of three of our largest Properties.

As of December 31, 2005, funds available to us from many of these credit enhancements had been fully utilized or the credit enhancements had expired. If we are unable to obtain additional credit enhancements or similar return guarantees and our Properties do not reach a sufficient performance level, we may experience reduced earnings and cash flows which would adversely affect our ability to service debt and make distributions to our stockholders.
We cannot and do not directly operate our Properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our Properties successfully.
     In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our Properties or actively participate in the decisions affecting their daily operations. Instead, through our TRS lessees, we must enter into management agreements with third-party management companies, or we must lease our Properties to third-party tenants on a triple-net lease basis. We do not control these third-party management companies or tenants who operate our Properties and are responsible for maintenance and other day-to-day management of our Properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our Properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or tenant to change its method of operation of our Properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of these third-party management companies and tenants to operate our Properties successfully.
     We also rely on third-party hotel management companies to establish and maintain adequate internal controls over financial reporting at our Properties. In doing this, Property managers should have policies and procedures in place which allow them to effectively monitor and report to us the operating results of our Properties which ultimately become the basis of our consolidated financial statements. Because the operations of our Properties ultimately become the basis of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at our Properties in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we do not control the design or implementation of or changes to internal controls at our Properties. Thus, even if we believe that our Properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a Company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management companies have implemented at our Properties. While we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our Properties.
     If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected Properties. While it has been our policy to enter into management agreements only with third-party management companies or tenants with substantial prior hotel and resort operating experience, we may not be able to make such arrangements in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.

Our TRS structure subjects us to the risk of increased hotel and resort operating expenses.
     The performance of our TRS lessees is based on the operations of our Properties. Our operating risks include not only changes in hotel and resort revenues and changes to our TRS lessees’ ability to pay the rent due to us under the leases, but also increased hotel and resort operating expenses, including, but not limited to, the following cost elements:
–	wage and benefit costs;

–	repair and maintenance expenses;

–	energy costs;

–	property taxes;

–	insurance costs; and

–	other operating expenses.
     Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
     Our TRS structure subjects us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arms-length which would expose us to potentially significant tax penalties. Our TRS lessees incur taxes or accrue tax benefits consistent with a ‘C’ corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arms-length transaction as that term is defined by tax law, we may be subject to tax penalties as the lessor that would adversely impact our profitability and our cash flows.
     Our inability or that of our third-party management companies or our third-party tenants to maintain franchise licenses could decrease our revenues.
     Maintenance of franchise licenses for our Properties is subject to maintaining our franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect our Properties to ensure that we, our third-party tenants or our third-party management companies maintain their standards. Failure by us or one of our third-party tenants or third-party management companies to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee, which varies by franchisor and by Property. As a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
     If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the Property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the Property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels or resorts could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

We are and may continue to be subject to litigation.
     We, CHC and certain of our officers and Directors are defendants in a class action lawsuit. For additional information see Item 3 “Legal Proceedings.” In addition, we are and/or are likely to continue to be subject to litigation, including claims relating to our operations, offerings, unrecognized preacquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves, however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows thereby impacting our ability to service debt and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.
We are generally subject to risks associated with the employment of hotel or resort personnel, particularly with Properties that employ unionized labor.
     Approximately 94% of our Properties are leased to wholly-owned TRS entities and are subject to management agreements with third-party managers to operate the Properties. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our Properties, we are subject to many of the costs and risks generally associated with the hotel or resort labor force, particularly those Properties with unionized labor. Our third-party managers are responsible for hiring and maintaining the labor force at each of our Properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our hotels and resorts may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Certain of our Properties, including those which provide a majority of our revenues, earnings and cash flows, and certain of our third-party managers are more susceptible to and potentially more impacted by labor force activities than others. One or more of our third-party managers operating some of our most significant Properties may be targeted by union actions or adversely impacted by disruptions caused by union organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
We may not be able to identify or complete suitable acquisitions that meet our investment criteria, which may impede our ability to grow externally.
     While we expect to continue to consider selectively acquiring Properties in the future, our ability to expand through acquisitions requires us to identify suitable acquisition targets or investment opportunities that meet our investment criteria and are compatible with our long-term strategy. If we seek to acquire Properties, we may not be successful in identifying or consummating acquisitions or investments on satisfactory terms or at all, which would slow our ability to achieve external growth and, in turn, could adversely affect our enterprise value.

     Our ability to acquire Properties on favorable terms may be subject to the following significant risks:
–	we may be unable to acquire a targeted Property because of competition from other real estate investors with significant capital, including other affiliated and non-affiliated REITs, institutional pension funds, private equity investors and owner-operators of hotels and resorts including some of our third party management companies;

–	even if we are able to acquire a targeted Property, competition from other potential acquirers may significantly increase the purchase price;

–	we may be unable to finance an acquisition on favorable terms or at all;

–	we may spend more time and funds than the time and amounts budgeted to make necessary improvements or renovations to acquired Properties; and

–	we may acquire Properties subject to liabilities and without any recourse, or with only limited recourse, with respect to known or unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons against former owners of the Properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the Properties.
We may be unable to integrate acquired Properties into our operations or the third-party management company we engage may not effectively manage those Properties, which may adversely affect our operating results.
     Since January 2003, we have acquired 79 Properties for approximately $3.1 billion and we may selectively acquire additional hotels and resorts in the future. In the event that we acquire additional Properties, we may be unable to adapt our management, administrative functions, accounting and operational systems, or to hire and retain sufficient personnel, to integrate these investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Further, the third-party management companies we engage to operate the Properties may not be able to successfully integrate the acquired Properties, including with respect to management, marketing, accounting, information systems and human resources. Acquisitions of Properties may generate additional operating expenses at the Property level that we are required to pay during the initial period of our ownership. In the event that we acquire additional Properties, we will be subject to the operational risks associated with owning new lodging Properties. Our failure to integrate into our portfolio acquired Properties or the failure of our third party management companies to integrate the operation of the Properties successfully could have a material adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
We may acquire Properties with limited operating histories that may not achieve desired results.
     Some of our acquisitions may be newly-developed or newly-renovated Properties. Newly-developed or newly-renovated Properties may not have sufficient operating histories to allow us to use valuation methods utilizing historical performance in order to make our acquisition decisions. In addition, the purchase prices of these Properties are typically based upon our expectations of their anticipated operating results, in part, because historical results are not available or applicable, thereby subjecting us to risks that such Properties may not achieve anticipated operating results within anticipated time frames or may never achieve these results at all. Consequently, we may not be able to generate expected revenues, or cash flow from these Properties sufficient to make related debt payments, pay operating expenses or achieve our anticipated return on investment. Our failure to achieve desired results could have a material adverse effect on our results of operations, financial condition and our ability to generate cash flows and therefore our ability to service debt and to make distributions to our stockholders.

Operating costs and capital expenditures for Property development activities including expansion or renovations may be greater than anticipated and we may be unable to complete and operate developed, renovated or expanded Properties successfully.
     Our Properties, particularly older Properties, have an ongoing need for renovations and other capital improvements, including periodic replacements. In addition, we may acquire hotels and resorts in the future that require significant renovation. Some of these capital improvements may be mandated by our management agreements, health, safety or other regulations. In addition to our ongoing renovations and other capital improvements in the ordinary course of our business, we are presently expanding and/or developing amenities at certain of our Properties which generate a significant portion of our revenues funded by capital not included in our furniture, fixture and equipment reserves, and we may continue such activities in the future.
     We may also choose to develop new Properties in the future. Our current and future expansion, renovation or development activities involve the following significant risks:
–	we may encounter environmental issues which require remediation;

–	we may not complete renovation, expansion or development projects on schedule or within budgeted amounts including due to the impact of increased building costs resulting from macro-economic factors outside our control;

–	we may have a shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us at all or on favorable terms;

–	the time it takes for the impacted Properties to reach a stabilized level of performance may be delayed or take longer than anticipated;

–	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; and

–	our occupancy rates and rents at newly expanded, developed or renovated Properties may fluctuate depending on a number of factors, including market demand or a loss of market demand and economic conditions which may result in our investment not being profitable.
     If we encounter one or more of the aforementioned risks relating to our renovation, expansion or development activities, our results of operations, financial condition, and our cash flows could be materially and adversely impacted which would adversely impact our ability to service debt and make distributions to our stockholders.
Changing brand affiliation, changing third-party management companies and/or expanding or renovating our hotels and resorts may not improve their financial performance or may subject us to additional costs and therefore our results of operations, financial condition and cash flows would be adversely affected.
     Since January 2001, we have renovated, changed the brand affiliation and/or changed the third-party management company for 52.2 percent of our Properties, based on number of rooms. We undertake these actions to improve results of operations at these Properties. Typically, when we change managers, Property performance declines for a period of time. If these renovations, changes of brand affiliation and/or changes of third-party management companies at our Properties do not improve their financial performance, our results of operations, financial condition, and cash flows and therefore our ability to service debt and to make distributions to our stockholders may be adversely affected. If we expand any of our Properties, the expansion may not improve the financial performance of the Property or may subject us to additional costs and therefore our results of operations, financial condition and cash flows would be adversely affected.

We are dependent on key personnel whose continued service is not guaranteed.
     We rely on a small number of persons who comprise our existing senior management, particularly Thomas J. Hutchison III, our chief executive officer, and John A. Griswold, our president and chief operating officer, to implement our business and investment strategies. As of the date of this filing, the services of our senior management are not subject to employment agreements with us which are in effect. They may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
     We currently have interests in 9 joint ventures that own a total of 21 Properties. We may continue to co-invest with third parties through partnerships, joint ventures or other entities, selling or acquiring non-controlling interests in or sharing responsibility for managing the affairs of a Property, partnership, joint venture or entity. In these situations, we are not in a position to exercise sole decision-making authority regarding the Property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or Directors from focusing their time and effort on our business. There are additional risks associated with Properties that are owned by a partnership or joint venture, such as actions by or disputes with partners or co-venturers. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
We may invest in Properties outside of the United States, which will subject us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a source of our cash flows.
     We currently own a hotel in Montreal, Canada and may in the future selectively invest in other Properties located outside the U.S. We have limited experience owning Properties outside the U.S. International investments and operations generally are subject to various economic, regulatory, political and other risks that are different from, and in addition to those applicable to U.S. investments and operations, including:
–	enactment of laws prohibiting or restricting the foreign ownership of Property;

–	laws restricting us from repatriating profits earned from activities within the foreign country, including the payment of distributions;

–	exchange rate fluctuations;

–	change in the availability, cost and terms of mortgage funds resulting from varying national economic policies or changes in interest rates; and

–	terrorism, war or civil unrest.

     Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations if we invest in additional Properties outside the U.S.
The sale of shares by our stockholders could be difficult.
     Currently, there is no public market for our shares, so stockholders may not be able to sell their shares promptly or at a desired price. If we do apply for the listing of our shares on a national securities exchange or over-the-counter market, we do not know whether such application would be accepted. If our shares are listed on a national securities exchange or over-the-counter market, we cannot assure our stockholders that a public trading market will develop or that the price they would receive in a sale on any such market would be representative of the value of the assets we own or that it would equal or exceed the amount our stockholders paid for the shares. In addition, although we have adopted a redemption plan, we have discretion to not redeem our stockholders’ shares, to suspend the plan, and to cease redemptions. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. In particular, one of those limitations is that no more than 5% of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12-month period. For the year ended December 31, 2005, we were not able to redeem, pursuant to our amended and restated redemption plan, all of the shares for which redemption requests were submitted during such year.
Risks Related to a Merger with CHC
Our net income per share will decrease as a result of a Merger with CHC.
     If we consummate a Merger with CHC, although we will not thereafter incur certain fees previously paid to CHC, some of which were capitalized in connection with Property acquisitions, our expenses will include the salaries and benefits of our officers and the other employees previously paid for by CHC and other administrative costs previously incurred by CHC such as rent. These expenses could exceed the management fees we incurred and paid to CHC in 2005. Currently, the responsibility for overhead is borne by CHC. Further, our net income per share will decrease in the near term due to the accounting treatment for a Merger with CHC which attributes a substantial majority, if not all, of the purchase price as the cost to terminate a contract and requires us to expense such termination costs thereby requiring us to recognize additional expense in the period of such Merger. In the long-term a Merger with CHC would decrease our net income per share because of the additional shares anticipated to be issued to the owners of CHC pursuant to the expected terms of such a Merger. In addition, if the expenses we assume as a result of a Merger are higher than we anticipate, our net income per share may be lower as a result of the Merger than it otherwise would have been.
Following a Merger we will be responsible for costs associated with the employment of our own personnel.
     Currently, we do not directly employ any employees. In the event of a Merger, we will directly employ persons who were employees of CHC prior to such Merger. As an employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans.

Risks Related to the Lodging Industry
The recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy had adversely affected the travel and lodging industries, including our Properties, in the past and these adverse effects may continue or occur in the future.
     As a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Consistent with the rest of the lodging industry, during the noted period of decline, our Properties experienced declines in occupancy, average daily rates and other related operating statistics due to the reduction in travel.
     We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and Properties may continue to be affected by such events, including our hotel and resort occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.
We do not have control over the market and business conditions that affect the value of our Properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows.
     Our Properties are subject to varying degrees of risk generally common to the ownership of hotels and resorts, many of which are beyond our control, including the following:
–	increased competition from other hotel and resorts in our markets;

–	new hotels or resorts in our markets, which may adversely affect occupancy levels and average daily rates at our hotels and resorts;

–	dependence on business and leisure travelers and tourism;

–	dependence on group and meeting/conference business;

–	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

–	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

–	changes in interest rates and in the availability, cost and terms of debt financing;

–	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; - adverse effects of international, national, regional and local economic and market conditions; and

–	risks generally associated with the ownership of hotel and resorts and real estate, as we discuss in more detail below.

     Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.
The lodging industry is intensely competitive, and as a result, if the third-party management companies and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected.
     The lodging industry is intensely competitive. Our Properties compete with other existing and new hotels and resorts in their geographic markets. Since we do not operate our Properties, our revenues depend on the ability of the third-party management companies and our-third party tenants to compete successfully with other hotels and resorts in their respective markets. Some of our competitors have substantially greater marketing and financial resources than we do. If the third-party management companies and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
The lodging industry is seasonal in nature, and, as a result, our Properties may be adversely affected.
     The seasonality of the lodging industry can be expected to cause quarterly fluctuations in our revenues. Our seasonal slowdown is generally in the third quarter and to a lesser extent in the fourth quarter of each year. In addition, our quarterly earnings may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.
The increasing use of internet travel intermediaries by consumers may adversely affect our profitability.
     Some of the rooms at our Properties are booked through Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel and resort rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management companies and/or hotel and resort brands, which could have an adverse effect on our business because we rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and the third-party management companies and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Risks Related to Conflicts of Interest
     We will be subject to conflicts of interest arising out of our relationships with CHC, and with our other affiliates, including the conflicts discussed below. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.
–	Some of the officers and directors of CHC and our officers and directors currently are engaged, and in the future are expected to engage, in the management of other business entities and Properties and in other business activities associated with our affiliates. Additionally, some of the officers and directors of CHC and our officers and directors are majority owners of CHC. These officers and directors may experience conflicts of interest in allocating management time, services, and functions among us and the various entities in which any of them are or may become involved and could take actions that are more favorable to the other entities than to us.

–	CHC has been engaged to perform various services for us and will receive fees and compensation for these services. The Amended Advisory Agreement pertaining to these services could be deemed as not entirely the result of arm’s-length negotiations. The timing and nature of fees and compensation to CHC could create a conflict between its interests and those of our stockholders.

–	A conflict could arise because affiliates may compete with us to acquire Properties or invest in mortgage loans of a type suitable for acquisition by us and may be better positioned to make such acquisitions or investments as a result of their relationships with various operators of hotel and resort brands and their franchisees.

–	A conflict also could arise in connection with CHC’s determination as to whether or not to purchase or sell a Property, since the interests of CHC and our stockholders may differ as a result of their distinct financial and tax positions and the compensation to which CHC or its affiliates may be entitled upon the purchase or sale of a Property.

–	Although our stockholders approved the Existing Merger on July 30, 2004 at our 2004 annual meeting of stockholders, certain of our directors and officers may continue to have interests in connection with the consummation of the Merger that are different from, and may potentially conflict with, the interests of us and our stockholders. In particular, certain of the officers and a majority of the directors of CHC are also our officers and directors. Conflicts also could arise in connection with any waiver or amendment of the terms of the Existing Merger Agreement, or the negotiation of any amended, restated or new agreement. However, a special committee of our Board comprised of three of our independent Board members has the authority to waive or amend provisions of the Existing Merger Agreement on our behalf.

–	A conflict could arise in connection with the determination of whether or not to list our shares of common stock on a national securities exchange or over-the-counter market including because CHC and other affiliates may receive different amounts of compensation and other benefits if our shares are listed, and that compensation could be paid earlier if the listing of our shares occurs. Our Board must approve the listing of our shares on a national securities exchange or over-the-counter market.

–	We have in the past and may in the future invest in joint ventures or with other programs sponsored by CHC or its affiliates. Potential situations may arise in which the interests of the co-venturer or co-venturers may conflict with our interests.

–	We may acquire Properties from our affiliates, including through joint ventures, which may give rise to a conflict between us and the affiliate whereby the interests of the affiliate regarding their financial position may differ from ours.

Risks Related to Borrowing
Inability to obtain funds through borrowings may adversely impact our ability to make distributions.
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
Our current debt level and our obligations to service such debt reduce funds available to distribute to our stockholders and may expose us to risk of default under our debt obligations.
     As of December 31, 2005, all but one of our Properties was pledged as collateral under our borrowing arrangements. As of December 31, 2005, permanent financing, including permanent financing associated with assets held for sale, was 53 percent of our total assets. We may not borrow more than 300 percent of our net assets, without obtaining approval from our Independent Directors for a level of borrowing in excess of this amount. We expect to use cash from operations and as applicable some of the proceeds from the sale of Properties to pay down certain portions of our long-term and revolving debt.
     Payments of principal and interest on borrowed funds may leave us with insufficient cash resources to invest in our Properties or to pay regular distributions or distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
–	our cash flow may be insufficient to meet our required principal and interest payments;

–	we may be unable to borrow additional funds as needed or on favorable terms;

–	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

–	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

–	we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms;

–	we may default on our obligations and the lenders or mortgagees may foreclose on our Properties that secure their loans and receive an assignment of rents and leases;

–	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

–	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

–	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

–	our default under any one of our loans with cross default or cross collateralization provisions could result in a default under our other loans.

–	one or more of our debt agreements may prohibit us or limit us from disposing of assets we would otherwise sell or impose a payment penalty or a release price upon sale that would adversely impact the net cash proceeds from the sale.
     If any of these events were to occur, our result of operations, financial condition, ability to service debt and ability to make distributions to our stockholders could be adversely affected. Additionally, after servicing our debt, we may be forced to borrow additional funds in order to make regular distributions to you or distributions required to maintain our qualification as a REIT. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended.

Increases in interest rates and/or the failure of our interest rate protection arrangements to reduce our interest rate volatility including failure of the counter parties to honor their obligations under such arrangements could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.
     After giving effect to our interest rate protection agreements, as of December 31, 2005, approximately $1.0 billion, or 37 percent of our total consolidated indebtedness, excluding indebtedness associated with assets held for sale, bears interest at a fixed rate and approximately $1.6 billion, or 63 percent, is variable rate indebtedness. Of the total amount of variable rate debt, 87 percent is capped by various interest rate protection agreements resulting in a total weighted-average capped interest rate of 7.69 percent on this portion of our debt. However, these interest rate protection arrangements are subject to risk, such as the risk that the counterparties will fail to honor their obligations under these arrangements. An increase in interest rates and/or the failure of our interest rate protection arrangements to effectively reduce our exposure to interest rate volatility would increase our interest expense and adversely affect our results of operations and cash flow including, our ability to service our indebtedness and our ability to make distributions to our stockholders.
General Risks Related to the Real Estate Industry
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the lodging industry or specifically the performance of our Properties and harm our financial condition.
     Because real estate investments are relatively illiquid, our ability to promptly sell one or more Properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.
     We may continue to selectively sell some of our Properties in the future, but we may be unable to sell them on favorable terms. It may take an unexpectedly long time to find a willing purchaser and to close the sale of a Property. The sale of some Properties, including any Properties recently acquired, might subject us to significant adverse tax consequences, including a 100 percent tax on the gain from a sale that was deemed a prohibited transaction for tax purposes or the loss of our REIT status, and may require us to prepay certain long-term revolving debt and/or certain liquidity facility loans. We may also incur prepayment fees in connection with the payoff of some long-term or revolving debt. Therefore, we may refrain from liquidating those Properties, even if it would otherwise be advisable to do so.
     We may be required to expend funds to correct defects or to make improvements before a Property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a hotel or resort Property, we may agree to lock-out provisions that materially restrict us from selling that Property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that Property. These factors and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our Properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.
     Our inability to sell Properties that we have identified as held for sale may result in us owning hotels which do not fit within our business strategy. Holding these Properties or selling these Properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling Properties include, but are not limited to:
–	Inability to agree on a favorable price;

–	Inability to agree on favorable terms;

–	Restrictions imposed by third parties such as inability to transfer franchise or management agreements;

–	Lender restrictions;

–	Environmental issues; and/or

–	Property condition.

Natural disasters; Uninsured and underinsured losses, the costs of insurance or our ability to renew existing coverage could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.
     We, the third-party tenants or the third-party management companies maintain insurance on each of our Properties, including coverage for general liability, umbrella liability, workers’ compensation and Property damage (including earthquake, flood, business income and ordinance coverage) under policies we believe are customarily obtained by Property owners. Some of our Properties are located in areas of the country where they may experience hurricane or high-wind activity, are subject to earthquake activity or subject to the risk of other natural disasters. Of the Properties located in areas of high seismic or high-wind risk, some were constructed under building codes that were less stringent with regard to earthquake or high-wind related requirements. An earthquake or hurricane could cause significant uninsured damage to these Properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake or high-wind insurance are insured subject to deductibles that we believe are customarily obtained by Property owners.
     However, insurance for certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, may be or become either unavailable, too difficult to obtain or not economically feasible. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders. Also, we may not be able to obtain financing if a lender were to require that we purchase this type of insurance coverage as a condition to a financing and we were unable to obtain such coverage. There can be no assurances that an insurance company will agree that a loss is covered or pay us promptly or at all for a loss. We may incur significant costs in attempting to cause insurance companies to pay for losses.
     Additionally, inflation, changes in building codes and ordinances, environmental considerations and other facts also might make it impractical to use insurance proceeds to replace a particular Property after it was damaged or destroyed. In those circumstances, the insurance proceeds received by us might not be adequate to restore or rebuild our Property and therefore restore our economic position. If any of these or similar events occur, it may reduce the return from the Property and the value of our investment.
Increases in property taxes would increase our expenses and therefore adversely affect our profitability and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
     Each Property is subject to real and personal property taxes. The real and personal property taxes on Properties in which we invest may increase as property tax rates change and as the Properties are assessed or reassessed by taxing authorities as a result of acquisitions, renovations, improvements or otherwise. Many state and local governments are facing budget deficits that have led many of them, and may in the future lead others, to increase assessments and/or taxes. If property taxes increase, our ability to make distributions to our stockholders could be adversely affected.
Environmental matters could adversely affect our results of operations, financial positions, and cash flows including our ability to service debt and make distributions to our stockholders.
     The costs of complying with existing environmental laws, ordinances and regulations, and future legislation may significantly increase our operating expenses. Under various federal and state environmental laws and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, mold, asbestos-containing materials, or petroleum product releases at our Properties, whether or not they occurred during our ownership of the Property. We may also be held liable to a governmental entity or to third parties for tenant Property damage and for the costs of investigation, removal or remediation of hazardous or toxic substances on, under or in such Property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially decrease funds available to distribute to stockholders. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination at any of our Properties may adversely affect the occupancy rates at our Properties our ability to sell or lease the Properties or to borrow using the Properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our Properties or subject us to litigation arising from the contamination.

     We obtain Phase I environmental studies for each Property before we acquire it. Nevertheless, it is possible that these reports, when obtained, do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. In certain situations, we may determine to acquire a Property in which an environmental assessment indicates that a problem exists and has not been resolved at the time the Property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other satisfactory arrangements, such as a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, tenant, management company or occupant has created an environmental condition not known to us. Future laws, ordinances or regulations may impose additional material environmental liability. The current environmental condition of our Properties may be affected by the tenants, third-party management companies and occupants of the Properties, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows including our ability to service debt and make distributions to our stockholders.
Costs associated with complying with the Americans with Disabilities Act may adversely affect our results of operations, financial positions, and cash flows including our ability to service debt and make distributions to our stockholders.
     Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our Properties are substantially in compliance with these requirements, a determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the Properties may occur. If we are required to make substantial modifications at the Properties to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to our stockholders could be adversely affected.
We have no economic interest in the land underlying certain of our Properties which are subject to ground leases.
     We hold all or a material portion of three of our Properties through ground leases. We may acquire Properties in the future and through assignment or otherwise become subject to ground leases. For these Properties, we do not own, or have a leasehold interest in, the underlying land, unless we enter into an assignment or other agreement. As a result, we will have no economic interest in the land or building at the expiration of the ground lease on the underlying land for these Properties, although we generally will retain partial ownership of, and will have the right to remove, any equipment that we may own in the building. Accordingly, while we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with any ground lease Property.
We may incur significant costs complying with other regulations.
We may incur significant costs complying with other regulations.
     The Properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the Properties in our portfolio are currently in material compliance with all current applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures or will expose us to liability that will adversely affect our results of operations, financial condition and cash flows including our ability to service debt and to make distributions to our stockholders.

Risks Related to Our Tax Status and Other Tax Related Matters.
If we fail to qualify as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation.
     We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders and the filing of TRS elections. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain provisions under the Internal Revenue Code of 1986, as amended, we also would be disqualified from electing to be treated as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to stockholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Directors, without the consent of our stockholders, to revoke the REIT election. It is also possible we may inadvertently fail to fulfill all the requirements necessary to maintain our REIT status.
Failure to make required distributions would subject us to tax.
     In order to qualify as a REIT, each year, we must distribute to our stockholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions (or deemed distributions) in any year are less than the sum of:
–	85 percent of our ordinary income for that year;

–	95 percent of our capital gain net earnings for that year; and

–	100 percent of our undistributed taxable income from prior years.
     We have paid out, and intend to continue to pay out, our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax. In the past we have borrowed, and in the future we may borrow, to pay distributions to our stockholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.
We may have to borrow funds or sell assets to meet our distribution requirements.
     In order to qualify as a REIT, a REIT must distribute at least 90 percent of its taxable income, excluding net capital gains. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items that actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service. As a result, we could have taxable income in excess of funds available to distribute to our stockholders. If this occurs, we will have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to REITs even if the then prevailing market conditions are not favorable for these borrowings. If we cannot do so, we may lose our REIT status. These borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Utilization of TRS lessees increases our overall tax liability.
     The TRS lessees are subject to federal and state income tax on their taxable income, which will consist of the revenues from the Properties leased by the TRS lessees, net of the operating expenses of these hotels and resorts and rent payments to us. Accordingly, although our ownership of the TRS lessees will allow us to participate in the operating income from our Properties, that operating income will be fully subject to income tax. The after-tax net income of the TRS lessees is available for distribution to us. We may convert some or all of the remaining triple net leases to the TRS structure.
     We are subject to a 100 percent excise tax on transactions with our TRS lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS lessees to us exceeds an arm’s-length rental amount, such amount potentially will be subject to the excise tax.
A Merger with CHC might cause us to lose our REIT status for tax purposes.
     In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have current or accumulated earnings and profits carried over from CHC in connection with a Merger as of the end of any taxable year. Prior to a Merger, it is contemplated that CHC would distribute all of its estimated current and accumulated earnings and profits to its stockholders. Additionally, CHC would represent, and we would receive written opinion from our independent accountants, that CHC would have any current or accumulated earnings and profits as of the effective time of a Merger. Nevertheless, if the IRS were to successfully assert that we did acquire current or accumulated earnings and profits from CHC and failed to distribute, during our taxable year in which a Merger occurs, all of such earnings and profits, we would lose our REIT qualification for the year of a Merger, any other taxable years during which we held such acquired earnings and profits and the four taxable years following any such year, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to be acquired from CHC plus any required interest charge. In order to make such an additional distribution, we may be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for distributions paid to our stockholders in calculating our taxable income. Consequently, our net assets, our net income, and our distributions to our stockholders would be substantially reduced because of our increased tax liability.
Our ability to finance external growth and acquisition activities from internal sources is limited.
     Because we must annually distribute at least 90 percent of our taxable income, excluding net capital gains, to maintain our qualification as a REIT, our ability to rely upon income or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings, sales of Properties or the capital markets to finance our growth and acquisition activities, our ability to grow could be curtailed, amounts available for distribution to stockholders could be adversely affected, and we could be required to reduce distributions.
Any properties we own outside of the United States are subject to foreign taxes and may contribute to a failure to meet the REIT requirements.
     Foreign countries impose taxes on our Properties and our operations within their jurisdictions. To the extent possible, we intend to structure any acquisitions of foreign Properties and activities to minimize our foreign tax liability. However, we may be unable to eliminate our foreign tax liability or to reduce it to a specified level. Furthermore, as a REIT, we can substantially eliminate our U.S. federal income tax liability by distributing our REIT taxable income to our stockholders, and thus we will not fully benefit from a foreign tax credit against our U.S. federal income tax liability for the foreign taxes we pay. As a result, our foreign taxes will reduce our income and available cash flow from our foreign hotels and resorts, which, in turn, could reduce our ability to make distributions to our stockholders.

Recent changes in taxation of corporate dividends may adversely affect the value of our common stock.
     The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15 percent the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular “C” corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.
Our leases may be recharacterized as financings, which would eliminate depreciation deductions on hotel and resort Properties.
     We believe the leases of Properties where we own the underlying land constitute leases for federal income tax purposes. However, with respect to the Properties where we do not own the underlying land, we may not be able to reach this conclusion. If the lease of a Property does not constitute a lease for federal income tax purposes, it will be treated as a financing arrangement. The income derived from such a financing arrangement would satisfy the 75 percent and the 95 percent gross income tests for REIT qualification because it would be considered to be interest on a loan secured by real Property. Nevertheless, the recharacterization of a lease in this fashion may have adverse tax consequences for us, in particular that we would not be entitled to claim depreciation deductions with respect to the Property (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In such event, in certain taxable years our taxable income, and the corresponding obligation to distribute 90 percent of such income, would be increased. Under certain circumstances, we may be able to rectify an inadvertent failure to meet the distribution requirement for a taxable year as a result of such a recharacterization by paying “deficiency dividends” to our stockholders, and, as a result also avoid being taxed on amounts distributed as deficiency dividends. However, we would be required to pay interest to the IRS based upon the amount of any deduction claimed for deficiency dividends, and we may not have sufficient funds to pay the deficiency dividends and interest thereon and, as such, may be required to borrow funds or sell assets at such times or under such conditions or terms, which we would not otherwise normally do. Any increase in our distribution requirements may limit our ability to invest in additional hotels and resorts.
We may be required to pay a penalty tax upon the sale of a Property.
     The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of Property held as inventory or other Property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real Property qualifies for a safe harbor, the question of whether the sale of a hotel, resort or other Property constitutes the sale of Property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in the hotels and resorts for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and resorts, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

Adverse tax consequences may deter us from selling certain Properties even if we would otherwise choose to do so.
     The fair market value of certain Properties we have acquired from “C” corporations in tax-free transactions exceeded the adjusted basis of the Properties at the time we acquired them, which is considered a “built-in gain” for tax purposes. If we sell any of these Properties within ten years of their acquisition and recognize a gain on the sale, the “built-in gain” for the Property will be subject to tax at the highest corporate rate applicable, to the extent of such recognized gain. Because of these adverse tax consequences, we may refrain from selling these Properties within the ten-year period, even if we would otherwise consider it advisable to do so. Additionally, we may refrain from selling Properties under certain circumstances due to a risk that such a sale may result in a “prohibited transactions” tax.
We may be subject to other tax liabilities.
     Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income and Properties that could reduce operating cash flow.
Changes in tax laws may prevent us from qualifying as a REIT.
     Our treatment as a REIT for federal income tax purposes is based on the tax laws that are currently in effect. We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT. If there is a change in the tax law that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate-level income taxes, we may not be able to make the same level of distributions to our stockholders.
Macro-Economic Risks
     We may be adversely affected by macro-economic factors or trends such as world currency fluctuations, increases in the cost of oil or other commodities, military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics which may negatively affect business and leisure travel patterns or increase the operating expenses of our Properties. Certain of our Properties such as our Properties in resort areas or major urban centers may be impacted more than others due to their locations. It is not possible to determine the types of macro-economic trends that will affect our operations or the extent to which our hotels and resorts could be affected. Reductions in business and/or leisure travel or increases in our operating costs would decrease the amount of cash available for distributions to our stockholders.

Item 2. Properties
     As of December 31, 2005, we owned interests in 93 Properties, directly or indirectly through our partnership interests, located in 30 states, the District of Columbia and Canada, generally consisting of land, buildings and related improvements and equipment, including 22 Properties through interests in 10 partnerships with various third parties. We currently lease 87 of the 93 Properties to our TRS entities, with management performed by third-party operators, and we lease the remaining six to third-party operators on a triple-net basis.
     Generally, Properties acquired consist of land, buildings and related improvements and equipment and in certain instances intangible assets. In some cases, we may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. Our management agreements generally require us to set aside an amount equal to 3% to 5% of hotel and resort revenues in restricted cash accounts to be used for the replacement of furniture, fixtures and equipment in the ordinary course of business. We are committed to fund improvements at our Properties in order to, in part, maintain their competitiveness. Major renovations and other capital improvements are typically funded with proceeds from our cash reserves, stock offerings, permanent financings, or other borrowings.
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
     The buildings are generally either mid-rise or high-rise construction. Our Properties consist of full service hotels or resorts, limited service hotels, and extended stay hotels. Full service hotels generally have conference or meeting facilities, and on-site food and beverage facilities. Resorts generally have expanded food and beverage facilities and often have additional recreational amenities such as golf courses, tennis courts, expanded pools and/or spa facilities. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary continental breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities. Our Properties include equipment and those with a brand affiliation conform to national hotel and resort brand approved design concepts where applicable or required.
     As of December 31, 2005, all but one of the Properties we directly owned was pledged as collateral under our financing arrangements. For more detailed information relating to these arrangements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The following table lists the number of Properties we own directly or indirectly through partnerships and/or joint ventures, as of December 31, 2005, by state or country.

State/Country	Number of Properties
Alabama	1
Arizona *	8
California *	17
Canada	1
Colorado	2
Connecticut	2
District of Columbia	1
Florida	12
Georgia	3
Hawaii	1
Illinois	3
Indiana	1
Kentucky	1
Louisiana	2
Maryland	1
Massachusetts	1
Michigan	4
Minnesota	2
Mississippi	1
Missouri	2
Nebraska	1
Nevada	1
New Jersey	3
New York	2
Oklahoma	2
Oregon	1
Pennsylvania	2
Tennessee	1
Texas	8
Virginia	3
Washington	2
Wisconsin	1

Total	93

*	Total number of properties includes one property each that are unconsolidated entities.

Item 3. Legal Proceedings
     On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, CHC, certain affiliates of us and of CHC, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The complaint asserted claims on behalf of two putative classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement, dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to CHC, overpayment for certain Properties which we acquired and the proposed merger between us and CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and CHC breached certain of their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.
     In addition, on September 8, 2004, a second putative shareholder complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005, the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against CHC, CNL Financial Group, Inc., and other CHC-related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a) (2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement. Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Shareholder Complaint (the “First Amended Complaint”), which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and added CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The First Amended Complaint continued to assert claims pursuant to Sections 11, 12(a) (2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act. Further, the breach of fiduciary duty claim was expressly asserted as derivative.
     On July 22, 2005, we and the other defendants filed separate motions to dismiss the First Amended Complaint. Oral argument was heard by the Court on September 9, 2005. On September 9, 2005, the Court dismissed without prejudice the Section 14(a) and 20(a) claims as moot, and granted plaintiff leave to amend its complaint, within thirty days, to add additional plaintiffs that had standing to assert certain Sections 11, 12(a)(2), and 15 claims, and instructed defendants to advise the Court, within thirty days thereafter, whether they have any additional defenses to raise in support of their motions to dismiss in light of any new plaintiffs. On September 13, 2005, the Court dismissed the derivative claims with prejudice finding that plaintiffs had failed to make a pre-suit demand or establish that such demand would have been futile. On September 20, 2005, the Court dismissed the claims asserted against CNL Securities Corp. On September 21, 2005, the Court denied the motion to dismiss CHC as a defendant in the complaint. On October 10, 2005, plaintiffs filed a Consolidated Second Amended Shareholder Complaint (the “Second Amended Complaint”), which added three additional named plaintiffs to assert Sections 11, 12(a)(2), and 15 claims against us and the individual defendants. On November 9, 2005, we moved to dismiss and strike the Second Amended Complaint. On December 16, 2005, the Court entered an order postponing resolution of the motion to dismiss and strike, pending settlement discussions among the parties.

     On February 6, 2006, plaintiffs’ and defendants’ counsel, on our behalf, our advisor, CNL Hospitality Corp. (“CHC”), and certain of our current and former directors and officers, including James M. Seneff Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster, Robert E. Parsons, Jr., Charles E. Adams, and Lawrence A. Dustin, executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the putative class action brought by plaintiffs on behalf of certain stockholders in the United States District Court for the Middle District of Florida (the “Action”). Under the terms of the MOU, two settlement classes will be certified: (i) a class of all persons who purchased or otherwise acquired our securities issued or offered pursuant to or by means of its registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”); and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8, and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Action, we and the other defendants have agreed to settle the Action.
     Under the terms of the MOU, which became binding and enforceable on March 17, 2006, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25% of all amounts paid into the settlement fund account, totaling approximately $8.75 million, plus expenses, to be paid solely out of the settlement fund account. After payment of fees and expenses, the funds in the settlement fund account will be paid to the Purchaser Class. In connection with the Proxy Class and derivative claims, we and other defendants will acknowledge that the Action was a material factor that was taken into account in connection with (i) the terms of the Amended and Restated Renewal Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and the Payment Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and (ii) the revised merger terms currently being actively discussed between us and CHC that are more favorable to us as compared to the existing merger agreement entered into in 2004 (the “Existing Merger Agreement”), including reduced merger consideration, as referenced in our Current Report on Form 8-K dated September 1, 2005. There can be no assurance that we and CHC will definitively agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will contain the more favorable terms presently being discussed, or will be consummated on any terms. Upon execution of any amended merger agreement, we intend to seek prompt approval from our shareholders. In addition, as a part of the settlement of the Action, we will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of our Board comprised solely of three independent Directors to review and approve any proposal by us to our shareholders to approve an amendment to our Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such Directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of Directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we have agreed to pay as part of the settlement, subject to Court approval. The MOU and terms of the settlement were approved by the Special Litigation Committee of our Board of Directors, which is comprised of the three non-defendant members of the Board of Directors.
     On March 13, 2006, the Court held a status conference, wherein the parties informed the Court of the terms of the MOU and their intention for the settlement to be documented by a Stipulation of Settlement. The Court ordered that any Stipulation of Settlement and accompanying documents must be filed with the Court no later than March 31, 2006. We and the other defendants and plaintiffs are engaged in active negotiations to arrive at mutually agreeable terms of a Stipulation of Settlement. There can be no assurance that the parties will agree to a Stipulation of Settlement, that the Court will approve the settlement on the terms contained in the MOU or that the settlement will be consummated on the terms and conditions set forth in the MOU or at all. A preliminary fairness hearing is scheduled for April 11, 2006, at which point it is anticipated that the Court will order notice of the settlement to be sent to members of the Purchaser Class and the Proxy Class, and a final fairness hearing would then be scheduled.
     Based upon the terms of the MOU, we accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005.

     On March 13, 2006, we filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to us (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. Our D&O Action seeks, among other things, reimbursement of our costs incurred in connection with the Action, including defense costs and payments contemplated by the MOU, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that we will prevail in the D&O Action.
     On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries (collectively “RFS”), in the Superior Court of the State of California, for the County of San Diego alleging that it had been damaged as a result of RFS’s breach of a lot transfer agreement due to RFS’s inability to convey legal title to certain real property. In April 2004, the Court granted the Company’s motion for summary judgment ruling that the plaintiff did not have standing to bring the case and dismissed all claims against the Company. The plaintiff appealed, and in November 2005, the appellate court overturned the lower court’s ruling and remanded the case back to the Superior Court. The parties are awaiting a new scheduling order from the Superior Court resetting the case for trial. We believe the allegations for damages contained in the complaint are without merit and intend to vigorously defend the action, and therefore, no contingent liability has been accrued.
     In the course of our ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against us relating from, among other things, our operations, offerings and preacquisition contingencies. Although the results of such matters cannot be predicted with certainty, we believe that the disposition of the matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     As of February 12, 2006, there were approximately 102,370 stockholders of record of our common stock. There is no established public trading market for our shares, and even though it is our intention to list our shares on a national securities exchange or over-the-counter market prior to December 31, 2007, if we deem market conditions to be satisfactory, a public market for the shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares on a national securities exchange or over-the-counter market and pursuant to our Amended and Restated Redemption Plan, effective June 16, 2004 (the “Redemption Plan”), we may, at our sole option, redeem shares presented for redemption for cash, at a redemption price equal to the then current offering price under our Distribution Reinvestment Plan (“DRP”). The redemption price of $19.00 per share as of December 31, 2005 is determined by our Board based on a variety of factors. Currently, proceeds from the sale of shares under our DRP provide the source of cash for the redemption of shares under the Redemption Plan. As of the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005, there were insufficient funds under our DRP to honor all redemption requests received from our stockholders. In the near term there will not be and in the future there may not be sufficient funds available to honor the current redemptions requested or future requests and, accordingly, a stockholder’s shares may not be redeemed. Our Board, in its discretion, may amend or suspend the Redemption Plan at any time it determines that such amendment or suspension is in our best interest. For the years ended December 31, 2005 and 2004, approximately 2,280,816 and 1,307,000 shares, respectively, were redeemed at an average price of $19.00 per share and $18.84 per share (after giving effect to the reverse stock split that occurred on August 2, 2004) and retired from shares outstanding of common stock. The price to be paid for any share transferred other than pursuant to the Redemption Plan is subject to negotiation between the purchaser and the selling stockholder.
     For the years ended December 31, 2005 and 2004, we are aware of transfers of 148,960 and 285,576 shares between owners, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between owners during 2005 and 2004 of which we are aware, net of commissions (as adjusted to give effect to the reverse stock split which occurred on August 2, 2004):

	2005
	High	Low	Average
First Quarter	$19.99	$15.69	$18.72
Second Quarter	20.00	17.51	19.13
Third Quarter	20.00	14.67	18.24
Fourth Quarter	20.00	13.66	17.31

	2004
	High	Low	Average
First Quarter	$20.00	$14.48	$17.44
Second Quarter	20.00	13.34	16.48
Third Quarter	17.56	16.00	16.33
Fourth Quarter	20.01	13.70	16.79
     As of December 31, 2005, we deemed the price per share of common stock to be $20.00, as determined by us, in our sole discretion, based upon the price investors have paid for the shares in the past and on certain other considerations. There are no assurances and we do not represent that such determination and such price represents fair market value. Our shares are not publicly traded and there is no established public trading market for the shares on which to base market value. We did not take into account the value of the underlying assets in determining the price per share. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the deemed value per share may not be realized when an investor seeks to liquidate his or her common stock or if we were to liquidate our assets.

     We expect to make distributions to stockholders pursuant to the provisions of our Articles of Amendment and Restatement, as amended (our “Charter”). For the years ended December 31, 2005 and 2004, we declared and paid cash distributions of approximately $168.1 million and $218.3 million, respectively, to stockholders. For the years ended December 31, 2005 and 2004, approximately 31 percent and 23 percent, respectively, of the distributions paid to stockholders were considered ordinary income, approximately 34 percent and 0 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and approximately 35 percent and 77 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as defined in our Charter (“Invested Capital”). The return of Invested Capital relates to a preferred return (the “Preferred Return”) to our stockholders, as defined in our Charter, consisting of the sum of (i) the Stockholder’s 8% Return, as defined in our Charter, and (ii) 100% of the Invested Capital. Prior to possible payment of certain fees to CHC pursuant to our Charter, our stockholders must first receive their Preferred Return. Invested Capital is calculated pursuant to our Charter and requires that, among other things, the portion of any distribution that is attributable to “Net Sales Proceeds”, as defined in our Charter, is deducted from the calculation of Invested Capital. Since none of our distributions were deemed to have resulted from such proceeds, Invested Capital was not reduced for purposes of calculating the Preferred Return.
     The following table presents total distributions and distributions per share after giving effect to the reverse stock split that occurred on August 2, 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Year
Total distributions declared	$53,510	$38,204	$38,196	$38,222	$168,132
Distributions per share	0.350	0.250	0.250	0.250	1.100

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Year
Total distributions declared	$50,631	$58,784	$55,454	$53,474	$218,343
Distributions per share	0.388	0.388	0.362	0.350	1.487
     We intend to continue to declare distributions of cash to stockholders on a quarterly basis to the extent that cash is available for distribution and the Board of Directors deems it appropriate. Distributions will be made at the discretion of the Board of Directors, based upon our distribution policy which is based on a balanced analysis of value creation reflective of, among other things, both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the future, economic conditions, other operating trends, our financial condition, loan restrictions contained in our loan agreements, capital requirements and the avoidance of volatility of distributions.
     We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. The terms of our senior secured revolving credit facility (the “Revolver”) limit the amount of distributions that we can pay to our stockholders based on cash available for distribution as defined in the Revolver loan agreement. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to December 31, 2005. If we were to reach the limit imposed by the Revolver or violate the covenants in the Revolver we would be required or likely to suspend the distributions to our stockholders. See “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to our sources of cash for distributions.

     The following shares have been authorized for issuance under our long-term incentive plan (share amounts in thousands). Certain of the independent members of our Board of Directors have elected to defer receipt of common shares, and in some cases cash, which they are entitled to receive as compensation for service as independent Directors.

Number of
	securities			Number of
	authorized to be		Weighted	securities
	issued upon		average exercise	available for
	exercise of		price of	future issuance
	outstanding		outstanding	under equity
	options, warrants	Number of	options, warrants	compensation
	and rights	securities issued	and rights	plans
Long-term incentive plan approved by stockholders	1,788.0	9.5	n/a	1,778.5
Our long-term incentive plan provides for the grant of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units to our subsidiaries’ executive officers, employees, directors and consultants. A total of 1,788,000 shares were initially reserved for issuance as stock awards for certain of our officers, Directors and other employees. No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. The plan is administered by the compensation committee of our Board of Directors. For the years ended December 31, 2005 and 2004, we granted 11,250 shares and 37,500 shares, respectively, and we issued 7,000 shares and 37,500 shares, respectively, of common stock to the independent members of our Board of Directors, pursuant to the approval of our Compensation Committee of our Board of Directors and the compensation program adopted for our Directors. Of the 11,250 shares granted, 3,000 were deferred pursuant to our deferred fee plan for the independent Directors and therefore were not issued. An additional 1,250 shares were granted for the fourth quarter of 2005 but not issued as of December 31, 2005. In the future, we expect to grant 500 shares of our common stock to each independent member of our Board of Directors (subject to any deferred fee agreements entered into by any independent member of our Board of Directors) for a total of 2,500 common shares on a quarterly basis, based on the present number of independent Directors. In addition to the shares granted pursuant to the long-term incentive plan, in 2004 our Compensation Committee also granted 35,000 initial shares of common stock to independent members of our Board of Directors, including two of our former Directors that served through our 2004 annual meeting and to members of a special committee of the Board.
     Redemption of Shares. Per our Redemption Plan, prior to such time, if any, as a listing of our shares on a national securities exchange or over-the-counter market, any stockholder who has held shares for not less than one year (other than CHC) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available. If we elect to redeem shares, the full amount of the proceeds from the sale of shares under the DRP attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of DRP proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

     Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

				Maximum
			Total Number	Number of
			of Shares	shares that May
			Purchased as	Yet Be
			Part of	Purchased
	Total Number	Average	Publicly-	Under the
	of Shares	Price Paid Per	Announced	Redemption
	Purchased	Share	Plan	Plan *
October 1, 2005 through October 31, 2005	—	$—	—	7,645,700
November 1, 2005 through November 30, 2005	—	—	—	7,645,700
December 1, 2005 through December 31, 2005	507,921	19.00	507,921	5,365,458

Total	507,921		507,921

* This number represents the maximum number of shares which can be redeemed under the Redemption Plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account whether there are sufficient proceeds under the DRP. Under the Redemption Plan, we also can, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. No such amounts are currently available.
     Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the year ended December 31, 2005, we were not able to redeem all of the shares for which redemption requests were submitted. As of March 17, 2006, there was a total of almost 7,700,000 shares, or approximately $146 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the fourth quarter of 2005 and are now being held for redemption in future quarters.
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

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (in thousands, except per share data). Data for fiscal years 2002 and earlier has been restated to reflect the adoption of FIN 46R, “Consideration of Variable Interest Entities” (“FIN 46R”). In addition, each period presented reflects the reclassification of results of operations for the 39 Properties sold, or identified as held for sale during 2005, from continuing operations to discontinued operations. Share and per share amounts have been adjusted to give effect to the reverse stock split that occurred on August 2, 2004.

	2005	2004	2003	2002	2001
Number of hotels and resorts:
Consolidated-TRS lessees	85	123	108	40	26
Consolidated-triple-net leases	6	6	19	12	12
Unconsolidated	2	3	3	3	1

Total	93	132	130	55	39

Year Ended December 31:
Revenues	$1,348,514	$1,061,513	$448,097	$178,241	$68,619
(Loss) income from continuing operations	(58,087)	(112,959)	(16,445)	4,046	6,922
Income from discontinued operations	64,987	25,846	22,438	11,764	12,406
Net income (loss)	6,900	(87,113)	5,993	15,810	19,328
Cash flows provided by operating activities	169,813	213,741	112,887	76,660	58,408
Cash flows provided by (used in) investing activities	525,207	(1,577,042)	(1,894,612)	(551,987)	(433,026)
Cash flows (used in) provided by financing activities	(714,684)	1,324,285	1,876,478	479,269	373,419
Cash distributions declared (1)	168,132	218,343	129,961	74,217	48,409
(Loss) income from continued operations per share (2):
Basic	(0.38)	(0.76)	(0.19)	0.08	0.21
Diluted	(0.38)	(0.76)	(0.19)	0.08	0.21

Income from discontinued operations per share (2):
Basic	0.43	0.17	0.26	0.24	0.39
Diluted	0.43	0.17	0.26	0.24	0.39
Earnings (loss) per share (2):
Basic	0.05	(0.59)	0.07	0.32	0.60
Diluted	0.05	(0.59)	0.07	0.32	0.60

Cash distributions declared per share (2)	1.10	1.49	1.55	1.55	1.54
Weighted average number of shares outstanding (2):
Basic	152,874	148,059	86,225	48,937	32,229
Diluted	152,874	148,059	86,225	48,937	32,229
At December 31:
Total assets	$5,688,782	$6,317,045	$3,876,978	$1,565,432	$1,147,676
Mortgages payable	2,599,454	2,878,583	1,255,650	434,302	298,520
Total stockholders’ equity	2,061,373	2,209,955	1,940,741	1,014,323	637,876

Other data:
Funds from operations (3)	90,462	88,416	90,594	59,475	41,871
EBITDA (4)	314,298	213,458	104,975	53,428	38,272

(1)	Cash distributions, which are included as a component of cash flows from financing activities, are declared by our Board of Directors and are paid quarterly. They are generally based on various factors, including cash flow from operations.

(2)	Historical share and per share amounts have been adjusted to give effect to the reverse stock split, which was approved by our stockholders and effected on August 2, 2004.

(3)	Funds From Operations

We consider funds from operations or, FFO (and FFO per diluted share), to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures.

In calculating FFO, net income or loss is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This effect is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably and/or ratably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly those competing in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income or loss), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income or loss determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly-titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income or loss as reported in the accompanying consolidated financial statements and notes thereto.

     The following is a reconciliation of net income or loss to FFO and FFO per share for the year ended December 31 (in thousands, except share and per share data):

	Years
	Ended December 31,
	2005 (a) (b)(c)	2004 (a) (d)	2003	2002	2001
Net (loss) income	$6,900	$(87,113)	$5,993	$15,810	$19,328
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	12,682	14,223	14,117	6,496	1,499
Effect of depreciation of real estate assets of minority interests	(12,408)	(12,263)	(6,230)	(2,624)	(774)
Depreciation of real estate assets	197,043	174,214	76,714	36,217	21,818
Gain on sale of real estate assets	(113,755)	(645)	—	—	—
Effect of assumption of liabilities	—	—	—	3,576	—

FFO	$90,462	$88,416	$90,594	$59,475	$41,871

FFO per share – basic and diluted (e)	$0.59	$0.60	$1.05	$1.22	$1.30

Basic (e)	152,874	148,059	86,225	48,937	32,229

Diluted (e)	152,874	148,059	86,225	48,937	32,229

(a)	Results of operations and therefore FFO for the years ended December 31, 2005 and 2004, do not include $15.6 million and $16.6 million, respectively, in net cash flows received for member deposits.

(b)	FFO for the year ended December 31, 2005, does not exclude the following revenue and expenses:
(i)	Litigation settlement of $34.2 million;

(ii)	Loss of $23.6 million from the extinguishment of debt, including our share of loss from the extinguishment of debt related to unconsolidated entities of $7.9 million;

(iii)	Transaction costs of $5.4 million related primarily to the expensing of costs related to the activities in connection with our pursuit of a merger with CNL Hospitality Corp. (“CHC”); and

(iv)	Loss of $1.1 million on the termination of hedges.
(c)	Gain on sale of real estate assets includes $46.4 million gain recognized in connection with the sale of the Waikiki Beach Marriott Resort (the “WBR Property”).

(d)	FFO for the year ended December 31, 2004, does not exclude the following revenue and expenses:
(i)	Gain of $9.3 million from the sale of common stock;

(ii)	Loss of $17.9 million from the extinguishment of debt;

(iii)	Transaction costs of $11.5 million related to the write-off of capitalized costs related to the postponed underwritten offering of additional shares of common stock and acquisitions that we are no longer pursuing; and

(iv)	Gain of $3.5 million on the termination of hedges.
(e)	All share and per share amounts reflect the effect of the reverse stock split.

(4)	EBITDA from continuing operations

Earnings from continuing operations before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as income (losses) from continuing operations excluding: (i) interest expense, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial operating performance of our hotels and resorts. Our management also uses EBITDA as one measure in determining the value of property acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties, nor does it reflect trends in interest costs due to interest rate changes or increased borrowings and the related impact on our costs to service variable indebtedness. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.
     The following is a reconciliation of income or loss from continuing operations to EBITDA, as defined above, for the year ended December 31 (in thousands):

	Years Ended December 31,
	2005(a)(b)	2004(a)(c)	2003	2002	2001
(Loss) income from continuing operations	$(58,087)	$(112,959)	$(16,445)	$4,046	$6,922
Adjustments:
Interest and loan cost amortization	192,355	153,103	59,056	21,867	16,098
Income tax expense (benefit)	(2,965)	27,442	262	—	—
Depreciation and amortization	182,995	145,872	62,102	27,515	15,252

EBITDA	$314,298	$213,458	$104,975	$53,428	$38,272

(a)	Results of operations and therefore EBITDA for the years ended December 31, 2005 and 2004 do not include $15.6 million and $16.6 million, respectively, in net cash flows received for member deposits.

(b)	EBITDA for the year ended December 31, 2005, does not exclude the following revenues and expenses:
(i)	Litigation settlement of $34.2 million;

(ii)	Loss of $1.1 million on the termination of hedges;

(iii)	Transaction costs of $5.4 million related primarily to the expensing of costs related to the activities in connection with our pursuit of a merger with CHC;

(iv)	Loss of $2.2 million from the extinguishment of debt; and

(v)	Equity in earnings of unconsolidated entities of $32.8 million and our interest in income of minority interests of $5.5 million.
(c)	EBITDA for the year ended December 31, 2004, does not exclude the following revenues and expenses:
(i)	Gain of $9.3 million from the sale of common stock;

(ii)	Loss of $17.9 million from the extinguishment of debt;

(iii)	Transaction costs of $11.5 million related to the write-off of capitalized costs related to the postponed underwritten offering of additional shares of common stock and acquisitions that we are no longer pursuing;

(iv)	Equity in losses of unconsolidated entities of $18.5 million and our interest in income of minority interests of $3.3 million; and

(v)	Gain of $3.5 million on the termination of hedges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the declaration or payment of distributions, the expected closing of certain transactions, expectations of short-term and long-term liquidity requirements and needs, the payment of deferred acquisition fees, the future impact of Hurricane Katrina, future stock redemptions, stock issuances under the Distribution Reinvestment Plan (“DRP”) and other statements that are not historical facts, and/or statements containing words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “will,” “believe(s),” “may,” “would,” “seek(s),” “estimate(s)” and similar expressions. These statements are based on management’s current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks and the occurrence or perceived likelihood of the occurrence of certain contagious diseases or pandemics such as “SARS” or “Bird Flu” that could affect occupancy rates at our Properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements; changes in the post closing adjustments, pro-rations and costs in connection with our recently completed dispositions and acquisitions; changes in the structure of pending transactions; the outcome of certain litigation; whether a merger with CHC is consummated; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset-backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to continue to negotiate third-party management agreements; changes in interest rates and financial and capital markets; legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; changes in our business or strategic objectives; stockholders electing to participate in the DRP; requirements relating to the offering of equity securities and such other risk factors as may be discussed herein and in other reports on file or subsequently filed with the Securities Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.
     One of the ways in which Smith Travel Research (“STR”), a leading lodging industry information and data provider, categorizes hotels is by chain scale classifications based primarily on the actual and system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale classifications are as follows: luxury, upper upscale, upscale, midscale with food and beverage, midscale without food and beverage, economy and independent. Throughout this section, we use the STR chain scale classification categorization of hotels when describing our Properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage. Also, we refer to all of our luxury Properties as “luxury resorts,” as these Properties can also be categorized as “resorts” under the STR classification of hotels based upon location.
     According to the recent view set forth by the SEC, non-traded REITs are no longer considered accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, although in fiscal year 2004, we satisfied and were compliant with Section 404 of the Sarbanes-Oxley Act, we will not be subject to Section 404 requirements, and as a result we will not obtain the related attestation by our independent accountants, until the earlier of our first fiscal year ending on or after July 15, 2007, or our change of status as a non-accelerated filer due to a listing.

Overview
     We are a leading owner of distinctive luxury and upper upscale hotels and resorts. As of December 31, 2005, our portfolio includes ownership interests in 93 hotels and resorts (including one hotel held for sale) in 30 states, the District of Columbia and Canada, comprising approximately 25,000 rooms, and is diversified by geography and brand affiliation. As of December 31, 2005, we owned 22 of our Properties through interests in 10 partnerships with various third parties. We currently lease 87 Properties to taxable REIT subsidiary (“TRS”) entities (including TRS entities owned through partnerships), with management performed by third-party management companies, and we lease six Properties to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 19 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands. We own some of the country’s most distinctive luxury resorts, including the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa. In early 2006 we acquired the Grande Lakes Orlando resort, which includes a Ritz-Carlton and a JW Marriott. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle and Baltimore, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.
Strategy
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
Recent Events
     In April 2004, we entered into a merger agreement with CHC (the “Existing Merger Agreement”). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of ours (the “Existing Merger”) and was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of our Board of Directors, comprised of three of our independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on our behalf. Although the Existing Merger Agreement remains in effect, as reported in our Current Report on Form 8-K dated December 30, 2005, the Special Committee, on our behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to us than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. There can be no assurance that we and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.

     On December 30, 2005, we and CHC entered into a Payment Agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.
     The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid on December 30, 2005, and (ii) a promissory note to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
     On February 6, 2006, plaintiffs’ and defendants’ counsel, on our behalf, our advisor, CNL Hospitality Corp. (“CHC”), and certain of our current and former directors and officers, including James M. Seneff, Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster, Robert E. Parsons, Jr., Charles E. Adams, and Lawrence A. Dustin, executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the putative class action brought by plaintiffs on behalf of certain stockholders in the United States District Court for the Middle District of Florida (the “Action”). Under the terms of the MOU, two settlement classes will be certified: (i) a class of all persons who purchased or otherwise acquired our securities issued or offered pursuant to or by means of its registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”); and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8, and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Action, we and the other defendants have agreed to settle the Action.
     Under the terms of the MOU, which became binding and enforceable on March 17, 2006, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25% of all amounts paid into the settlement fund account, totaling approximately $8.75 million, plus expenses, to be paid solely out of the settlement fund account. After payment of fees and expenses, the funds in the settlement fund account will be paid to the Purchaser Class. In connection with the Proxy Class and derivative claims, we and other defendants will acknowledge that the Action was a material factor that was taken into account in connection with (i) the terms of the Amended and Restated Renewal Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and the Payment Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and (ii) the revised merger terms currently being actively discussed between us and CHC that are more favorable to us as compared to the existing merger agreement entered into in 2004 (the “Existing Merger Agreement”), including reduced merger consideration, as referenced in our Current Report on Form 8-K dated September 1, 2005. There can be no assurance that we and CHC will definitively agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will contain the more favorable terms presently being discussed, or will be consummated on any terms. Upon execution of any amended merger agreement, we intend to seek prompt approval from our shareholders. In addition, as a part of the settlement of the Action, we will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of our Board comprised solely of three independent Directors to review and approve any proposal by us to our shareholders to approve an amendment to our Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such Directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of Directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we have agreed to pay as part of the settlement, subject to Court approval. The MOU and terms of the settlement were approved by the Special Litigation Committee of our Board of Directors, which is comprised of the three non-defendant members of the Board of Directors.
     On March 13, 2006, the Court held a status conference, wherein the parties informed the Court of the terms of the MOU and their intention for the settlement to be documented by a Stipulation of Settlement. The Court ordered that any Stipulation of Settlement and accompanying documents must be filed with the Court no later than March 31, 2006. We and the other defendants and plaintiffs are engaged in active negotiations to arrive at mutually agreeable terms of a Stipulation of Settlement. There can be no assurance that the parties will agree to a Stipulation of Settlement, that the Court will approve the settlement on the terms contained in the MOU or that the settlement will be consummated on the terms and conditions set forth in the MOU or at all. A preliminary fairness hearing is scheduled for April 11, 2006, at which point it is anticipated that the Court will order notice of the settlement to be sent to members of the Purchaser Class and the Proxy Class, and a final fairness hearing would then be scheduled.
     Based upon the terms of the MOU, we accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005.
     On March 13, 2006, we filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to us (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. Our D&O Action seeks, among other things, reimbursement of our costs incurred in connection with the Action, including defense costs and payments contemplated by the MOU, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that we will prevail in the D&O Action.

     On January 31, 2006, we, through various affiliates, entered into amended and restated management agreements for three of our Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). Affiliates of ours entered into the original management agreements for the Resorts with KSL II Management Operations, LLC (“KMO”) on August 16, 2004 (the “Original Agreements”). On January 31, 2006, KMO contributed and assigned the Original Agreements and related assets to MCO (the “Contribution”), which at that time was a wholly-owned subsidiary of KMO. Immediately following the Contribution, Hilton, through an affiliate, acquired MCO, including all of the rights of MCO in and to the Original Agreements. The Amended Management Agreements between MCO, now an affiliate of Hilton, and affiliates of ours became effective as of February 1, 2006.
     The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels.
     On October 31, 2005, we, through certain of our affiliates, entered into a purchase and sale agreement with respect to the sale of all of our interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California and in CNL KSL North Beach Development, LP, which is developing a piece of property adjacent to the hotel. The sale closed on January 9, 2006.
     On January 9, 2006, we also entered into a $1.525 billion loan agreement (the “New CMBS Loan”) with German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the Company’s existing $1.5 billion CMBS loan (the “Existing CMBS Loan”) which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Existing CMBS Loan and the closing of the New CMBS Loan.
     On December 28, 2005, we and THI III GL Investments L.L.C. entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “GL Purchase Agreement”) to acquire the Grande Lakes Orlando resort. The resort includes a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (the “GL Purchase”). The GL Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million pursuant to the terms of the GL Purchase Agreement.
Industry Overview and Outlook
     The U.S lodging industry posted very strong results in 2005, with revenue per available room (“RevPAR”) growing 8.4% over 2004. This is the highest annual RevPAR growth recorded since Smith Travel Research began reporting such data in 1988, and it follows 2004’s record 7.8% RevPAR growth. This continuing record performance is driven by the combination of strong lodging demand growth (3.3% over 2004) and limited additions to supply (0.4% supply growth over 2004, the lowest annual supply growth recorded since 1988 and below the historical average of 2.2%). Further, rate growth remains a strong component of RevPAR growth, with Average Daily Rate (“ADR”) comprising 63% of RevPAR growth. This is a positive sign for hotel profitability, as rate gains have a more direct impact on hotel profit margins as compared with gains in occupancy levels. During 2005, RevPAR growth was particularly strong in major metropolitan areas, with growth in the top 25 markets outpacing that in all other markets. Additionally, the higher-priced chain scales reported the strongest gains in RevPAR, with the exception of midscale without food and beverage, which outpaced all other chain scales. Finally, RevPAR growth was strongest in urban and airport locations in 2005.

     The lodging industry is susceptible to negative deviations from forecasted results due to the unpredictable nature of various factors, including, but not limited to, the following:
(i)	Economic downturns: Historically, economic downturns have had a negative effect on corporate travel demand and as a result hotel and resort profitability.

(ii)	Supply increases and competition: A significant increase in the number of new or refurbished hotel and resort properties could have a negative impact on hotel and resort occupancy levels, average daily rates, and profitability.

(iii)	Geopolitical instability and terrorism: Global military activity, terrorism concerns and related domestic security alerts and health-related epidemics have historically had a negative impact on lodging demand.

(iv)	Decreased pricing control: The pervasiveness of the internet and related discount-travel sites has had a negative impact on hotel and resort room rates in recent years. Recently operators have begun exercising greater control over their distribution channels which appears to be having a positive impact on rates.
Elements of Our Operating Results
     Revenues. Our revenues include the consolidation of revenues of the hotel and resort Properties leased to our TRS Lessees and operated by third-party managers. Hotel and resort revenues include room revenue, food and beverage revenue, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. Hotel and resort revenues are recognized as the related services are rendered. Other revenue includes rental revenue from operating leases with third-party managers. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis. Other income includes FF&E reserve revenue and other miscellaneous revenue and income items.
     Expenses. Our expenses include the consolidation of hotel and resort expenses for our Properties leased to our TRS Lessees and operated by third-party management companies. Hotel and resort operating costs include expenses incurred related to room revenue, food and beverage revenue, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. In addition, hotel and resort operating costs include expenses incurred for property operations including insurance and taxes, repairs and maintenance costs, sales and marketing costs, and hotel and resort management fees paid to the third-party management companies. We also record reductions in our operating expenses for the recognition of funding under certain credit enhancement agreements from third-party managers, which guarantee us predefined minimum returns on several of our Properties. Interest and loan cost amortization reflects the interest paid on our indebtedness and the amortization of loan costs that were previously capitalized when incurred in connection with borrowings. Loan costs are amortized on a straight-line basis over the term of the underlying borrowing agreement. Depreciation and amortization primarily represents depreciation of our Properties, including buildings and equipment on a straight-line basis over 40 and seven years, respectively.
Critical Accounting Policies
     Our consolidated financial statements include our accounts and those of our consolidated subsidiaries. The discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to apply accounting policies consistently and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures. The estimates are based on judgment and historical experience, and are believed to be reasonable based on current circumstances. Accounting polices conform to GAAP and in some instances also reflect generally accepted industry practice. We evaluate these estimates and assumptions on an ongoing basis.

     While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates under different assumptions or conditions. The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:
•	Allocation of Purchase Prices to Properties. We generally obtain third-party Property appraisals as part of our normal pre-acquisition due diligence procedures. These appraisals are used by us to assist in the evaluation of the fairness of the purchase price and to assist in the allocation of the purchase price between land, buildings, equipment, intangible assets and goodwill. In circumstances where a specific Property or business acquired is expected to have significant values assigned to intangible assets or goodwill, we obtain purchase price allocation and valuation studies performed by third parties to assist in the allocation of purchase prices to these assets. Management believes that these appraisals and purchase price allocation and valuation studies are carried out by competent third-party experts and that they result in fair allocations. However, a change in the allocations could result in an increase or decrease in depreciation expense and amortization expense, and could result in different balance sheet classifications between assets, thereby possibly affecting our ability to comply with REIT qualification tests.

•	Determination of Fair Value of Long-lived Assets. Management reviews our Properties, investments in unconsolidated entities, intangible assets and goodwill for impairment no less than annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether an impairment in the value of a specific Property has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. Such an impairment would result in a reduction in the carrying value of the impaired Property and an expense to us for the amount of the impairment write-down.

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

Management determines whether an intangible asset or goodwill is impaired by comparing the fair value of the intangible asset (or fair value of the reporting unit in the case of goodwill) with its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an intangible asset or goodwill is the amount at which that asset (or reporting unit in the case of goodwill) could be bought or sold in a current transaction between willing parties.

Because quoted market prices are not always available, we estimate fair value based on the best information available, including prices for similar assets and the results of other valuation techniques such as present value techniques. Variability of the assumptions used in these techniques, or the lack of available information, could result in a difference in the estimated fair values of these assets and could effect the ultimate outcome of the impairment testing process.

•	Depreciation and Amortization Expense. Depreciation and amortization expense is based on the estimated useful lives of our assets and on the method used to calculate depreciation. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. We believe our estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and therefore net income or the gain or loss on the sale of any of the assets.

•	Consolidation Policy. The accompanying consolidated financial statements include our accounts, the accounts of each of our wholly-owned subsidiaries and the accounts of entities in which we have a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about our and our venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46 or have less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9.

•	Valuation of Deferred Tax Assets. We account for federal and state income taxes with respect to our TRS entities using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

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

Impact of Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 is not expected to have a significant impact on our results of operations.
     In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and corrections of an error in the application of accounting principles. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 on December 31, 2005. The adoption did not have any impact on our results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. We expect to adopt the pronouncement beginning in the first quarter of 2006 using the modified prospective approach and will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since our only share-based payment transactions to date are limited to stock grants to our Independent Directors, adoption of FAS 123 Revised is not expected to have a significant impact on our results of operations.
     In November 2004, the EITF released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Application of the consensus of EITF 03-13 did not have a material effect on our results of operations for the periods ending December 31, 2005 and 2004, nor do we expect it to have a material effect on future results of operations.

Results of Operations
Factors Affecting Comparability
     There are certain factors, primarily due to the following events, affecting the comparability of our results of operations for the year ended December 31, 2005, as applicable, to the year ended December 31, 2004, and to future years and of our financial position as of December 31, 2005 relative to December 31, 2004.
     In April 2004, we acquired six luxury resort and upper upscale Properties. As a result, operating results for these Properties are included in the year ended December 31, 2005, but are not included in the full year ended December 31, 2004 because we did not acquire these Properties until the second quarter of 2004. On August 30, 2005, we sold one of the six acquired Properties, the Lake Lanier Property, and as such the comparability and seasonality previously referred to in connection with acquiring the six Properties is modified for this disposition. Additionally, hotel operating results for these Properties are generally better during the first three months of each year due to seasonality at these locations. Accordingly, the first quarter operating results for the five remaining Properties may not be indicative of results for the remainder of the year.
     On June 17, 2005, we completed the sale of 30 non-strategic Properties to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million and closing and related transaction expenses. Comparability will be affected by the sale of these Properties. Accordingly, results for the year ended December 31, 2005 may not be indicative of results in future years or quarters.
     On September 1, 2005, we completed the sale of five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (the “Pyramid Sale”), for total gross proceeds of $109 million, resulting in a net gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses. Comparability will be affected by the sale of these Properties. Accordingly, results for the year ended December 31, 2005 may not be indicative of results in future years or quarters.
     On October 31, 2005, we, through certain of our affiliates, entered into a purchase and sale agreement with respect to the sale of all of our interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California and in CNL KSL North Beach Development, LP, which is developing a piece of property adjacent to the hotel (the “Del Sale”). Subsequent to the closing of the Del Sale, which occurred on January 9, 2006, comparability will be affected by the sale of our interest in this partnership. Accordingly, results for the year ended December 31, 2005 may not be indicative of results in future quarters or years.
     On November 7, 2005, WB Resort Partners, a partnership in which we hold a 49 percent interest, completed the sale of the Waikiki Beach Marriott Resort to an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which is an affiliate of Goldman Sachs (the “WBR Sale”), for a purchase price of $279 million, subject to closing proration adjustments as provided in the sale agreement. Accordingly, results for the year ended December 31, 2005, may not be indicative of results in future years or quarters.
     On December 28, 2005, we and THI III GL Investments L.L.C. entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “Grande Lakes Purchase Agreement”) to acquire the Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (the “Grande Lakes Purchase”). The Grande Lakes Purchase was completed on February 24, 2006. Accordingly, results for the year ended December 31, 2005 may not be indicative of results in future years or quarters.
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

Comparison of the year ended December 31, 2005 with the year ended December 31, 2004

	Year Ended December 31,
	2005	2004	Change	% Change
	(amounts in thousands)
Hotel and Resort Revenues
Room	$795,447	$630,857	$164,590	26.1%
Food and beverage	343,121	263,517	79,604	30.2
Other hotel and resort operating departments	190,683	138,891	51,792	37.3

Hotel and Resort Revenues	1,329,251	1,033,265	295,986	28.6
Hotel and Resort Expenses	963,972	778,093	185,879	23.9

Gross margin	$365,279	$255,172	110,107	43.2

Gross margin percentage	27.5%	24.7%	2.8 ppt	11.3
Other Revenues
Rental income from operating leases	$16,741	$24,650	$(7,909)	(32.1)%
Other income	2,522	3,598	(1,076)	(29.9)
Other Income (Expenses)
Interest Income	4,077	2,512	1,565	62.3
Gain on sale of common stock	—	9,268	(9,268)	n/a
(Loss) gain on termination of hedge	(1,139)	3,511	(4,650)	(132.4)
Interest and loan cost amortization	(192,355)	(153,103)	39,252	25.6
Impairment of equity method investment	—	(1,275)	1,275	n/a
Credit enhancement funding	2,057	23,006	(20,949)	(91.1)
General and administrative	(26,130)	(23,668)	2,462	10.4
State and local taxes	(6,700)	(5,633)	1,067	18.9
Asset mgmt. fees to related party	(27,868)	(26,505)	1,363	5.1
Depreciation and amortization	(182,995)	(145,872)	37,123	25.4
Litigation settlement	(34,151)	—	(34,151)	n/a
Transaction costs	(5,458)	(11,521)	(6,063)	(52.6)
Loss on extinguishment of debt	(2,190)	(17,877)	(15,687)	(87.7)
Hotel and Resort Revenues
     As of December 31, 2005 and 2004, we owned interests in 84 and 82 consolidated operating Properties leased to our TRS entities, respectively, excluding one Property and 39 Properties, respectively, held for sale. Hotel and resort revenues, including room, food and beverage and other operating departments for the year ended December 31, 2005, were $1.3 billion, as compared to $1.0 billion for the same period in 2004, an increase of $0.3 billion or 28.6 percent. Approximately $181 million of the total increase was from five luxury resort and upper upscale Properties acquired on April 2, 2004, and the Renaissance Tampa Hotel International Plaza located in Tampa, Florida, which opened in August 11, 2004. These six Properties, which were not owned during the first three months of 2004, generally perform best during the first three months of each year due to seasonality at these locations. Approximately $28 million of the total increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized. The remainder of the increase, approximately $87 million, was from year-over-year improvements at our existing Properties, driven primarily by increases in room rates and hotel occupancy levels.
     Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the year ended December 31, 2005, as compared to the same period in 2004, increased 2.8 percentage points, or 11.3 percent, from 24.7 percent to 27.5 percent. This improvement was primarily the result of the addition of five luxury resort and upper upscale Properties acquired on April 2, 2004, which generally have higher profit margins than most of our existing Properties and an increase in the ADR for our Comparable Properties (as defined in “Hotel and Resort Operating Statistics”), as compared to the same period in the prior year. In addition, our margins benefited from the growth in our revenues derived from the increase in ADR which generally do not result in corresponding increases in costs. For the year ended December 31, 2005, ADR for our consolidated Properties grew 12.0 percent.

Other Revenues
     For the year ended December 31, 2005, revenues generated from rental income from operating leases was $16.7 million, as compared to $24.7 million for the same period in 2004, a decrease of $8.0 million or 32.1 percent. The decrease during the year ended December 31, 2005 was due primarily to a reduction in rental income from three Properties in which leases with third-party tenants were assumed by us during 2004, as discussed above.
     During the years ended December 31, 2005 and 2004, other income was $2.5 million and $3.6 million, respectively. The decrease, during the year ended December 31, 2005 as compared to the same period in 2004, was due to a decrease in furniture, fixtures and equipment reserve income.
Hotel and Resort Expenses

	Year Ended December 31,
		2005 % of		2004 % of
		Hotel and		Hotel and
		Resort		Resort
	2005	Revenues	2004	Revenues
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$188,970	14.2%	$153,132	14.8%
Food and beverage	234,588	17.7	191,203	18.5
Other hotel and resort operating departments	116,026	8.7	88,091	8.5
Property operations	246,207	18.5	206,353	20.0
Repairs and maintenance	57,147	4.3	46,365	4.5
Hotel and resort management fees	40,282	3.0	26,047	2.5
Sales and marketing	80,752	6.1	66,902	6.5

Total hotel and resort expenses	$963,972	72.5%	$778,093	75.3%

     During the year ended December 31, 2005, total hotel and resort expenses increased by $185.9 million, or 23.8 percent, to $964.0 million, as compared to total hotel and resort expenses of $778.1 million for the year ended December 31, 2004. Approximately $142 million of the total increase was from five luxury resort and upper upscale Properties acquired on April 2, 2004, and the Renaissance Tampa Hotel International Plaza located in Tampa, Florida, which opened on August 11, 2004. Approximately $34 million of the total increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized. The remainder of the increase, approximately $10 million, was from year-over-year increases in operating expenses at our existing Properties, which generally increase when hotel occupancy levels increase due to increases in variable costs.
Other Income and Expenses
     During the years ended December 31, 2005 and 2004, interest income was $4.1 million and $2.5 million, respectively. The increase, during the year ended December 31, 2005 as compared to the same period in 2004, was due to an increase in the average cash invested during 2005 as compared with 2004.
     Interest expense and loan cost amortization increased $39.3 million during the year ended December 31, 2005, as compared to the same period in 2004 due to financings pertaining primarily to the acquisition of five luxury resorts and upper upscale Properties in April 2004, including a $1.1 billion bridge loan and subsequent $1.5 billion permanent financing, which was used to payoff the bridge loan. Depreciation and amortization expense increased $37.1 million during the year ended December 31, 2005, as compared to the same period in 2004, due to the addition of approximately $1.5 billion in Properties and $122 million in intangibles related to the acquisition of five luxury resort and upper upscale Properties in April 2004. Asset management fees and state and local taxes, also increased as a direct result of the additional Properties we acquired.
     During the year ended December 31, 2005, we recorded expense reductions of $2.1 million related to credit enhancement funding as compared to $23.0 million for the year ended December 31, 2004. The overall decrease in credit enhancement funding during the year ended December 31, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results at certain of our Properties. During the years ended December 31, 2005 and 2004, we recorded base management fee waivers of $0.8 million and $5.2 million, respectively. These credit enhancements, typically in the form of guarantees, were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of operating performance and/or a minimum return to us relative to the applicable Property or pool of Properties. As of December 31, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, and the markets and/or performance of certain of our Properties do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of December 31, 2005, we had a total of $32.8 million available for funding under our remaining credit enhancements ($8.4 million of which relates to our unconsolidated entities). On January 31, 2006, we, through various affiliates, entered into amended and restated management agreements for three of our Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels. There can be no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.
     During the year ended December 31, 2005, general and administrative expenses increased to $26.1 million, as compared to $23.7 million for the same period in 2004, an increase of $2.5 million or 10.4 percent. The increase was primarily due to increased legal costs incurred in connection with the Action and costs associated with auditing and accounting related services, offset by decreases in certain other expenses. For additional information on the Action, please see the section under “Commitments and Contingencies.” As a percentage of total revenues, general and administrative expense was 1.9 percent and 2.2 percent for the years ended December 31, 2005 and 2004, respectively.
Litigation Settlement
     In February 2006, we, with defendants and plaintiffs’ counsel executed the MOU resolving the pending Action. The MOU became binding and enforceable on March 17, 2006, contingent upon Court approval. As of December 31, 2005, we recorded a $34.2 million contingent liability relating to the MOU. For additional information see “Item 3. Legal Proceedings.”
Transaction Costs
     During the year ended December 31, 2005, we wrote off transaction costs of $1.2 million related to a transaction with a third party that we no longer intend to pursue. In addition, during 2005, we recognized approximately $4.2 million in transaction costs, approximately $1.4 million of which was incurred during the first two quarters of 2005 and $500,000 of which was incurred as of December 31, 2004, associated with financial and legal advisors advising the Special Committee in its negotiations related to a potential amended merger agreement with CHC, as the accounting for such consideration and costs of an amended merger represent expenses of terminating the Advisory Agreement.
     During the year ended December 31, 2004, we incurred transaction costs of $11.5 million related primarily to an underwritten common stock offering which we postponed in August 2004. We did not incur transaction costs of this nature in the year ended December 31, 2005.
Extinguishment of Debt
     During the year ended December 31, 2005, we recorded a $2.2 million loss on extinguishment of debt as a result of the write-off of $1.4 million in unamortized loan costs and a $0.8 million of prepayment penalties incurred in connection with the repayment of existing debt prior to maturity.
     During the year ended December 31, 2004, we recorded a $14.0 million loss on extinguishment of debt in conjunction with a cash tender offer pursuant to which we offered to repurchase all of the outstanding 9.75 percent publicly-traded term notes of two of our wholly-owned subsidiaries. We also wrote off $3.9 million in loan costs relating to the repayment of a short-term loan used for the KSL Acquisition.

Termination of Hedges
     As of December 31, 2005, we have recorded $1.1 million in net losses related to the termination of cash flow hedges. The losses are primarily the result of the discontinuance of cash flow hedge accounting for one of our interest rate protection agreements, designated to a portion of the debt repaid with proceeds from the Pyramid Sale because it was probable that the originally forecasted transaction (interest payments on the applicable debt) would not occur within the originally-specified time period due to the debt retirement.
Gain on Sale of Common Stock
     During the year ended December 31, 2004, we recorded a gain on the sale of securities of $9.3 million for our sale of 2.8 million shares of common stock in Hersha Hospitality Trust (“Hersha”). This investment, which was sold for approximately $28.3 million, had a cost basis of $19.0 million.
Impairment of Equity Method Investment
     During the year ended December 31, 2004, we recorded an impairment charge of $1.3 million relating to the write off of the remaining investment in CTM Partners, LLC (“CTM”), one of our unconsolidated entities in which we owned a 31.25 percent ownership. In January 2005 the partnership was dissolved.
Earnings from Unconsolidated Entities
     Earnings from unconsolidated entities increased to $32.8 million from a loss of $18.5 million for the year ended December 31, 2005. The increase was due primarily to our share of the gain of approximately $46.4 million recognized in connection with the WBR Sale, offset by losses incurred by Desert Ridge Resort Partners, LLC (“DRR, LLC”), which owns the JW Marriott Desert Ridge Resort (“Desert Ridge”). Operating results of Desert Ridge in the year ended December 31, 2005 include a non-recurring charge of $15.7 million pertaining to a loss on extinguishment of debt incurred in connection with the refinancing of all of the previously existing outstanding debt in June 2005. Excluding this non-recurring charge, operating results for DRR, LLC for the year ended December 31, 2005, as compared to the same period in 2004 were substantially improved. Generally, the operating results in the year ended December 31, 2005 of our two remaining unconsolidated entities that each own a Property have improved versus the same period in 2004 due to gains in market share and as a result of the overall improvement in the lodging industry.
     The following presents our changes in earnings (losses) from unconsolidated entities for the years ended December 31, 2005 and 2004 (in thousands):

			Increase
			(decrease)
Entity	2005	2004	in earnings
WB Resort Partners, LP**	$43,053	$(7,759)	$50,812
Desert Ridge Resort Partners, LLC*	(9,070)	(6,008)	(3,062)
CY-SF Hotel Parent, LP	(1,246)	(1,710)	464
Other Joint Ventures***	38	(2,992)	3,030

Total	$32,775	$(18,469)	$51,244

*  DRR, LLC, one of our unconsolidated entities, owns Desert Ridge. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (“DRR, Ltd.”) DRR, Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. We own a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $3.0 million during the year ended December 31, 2005, which represents its pro-rata share of total cash distributions paid by DRR, LLC.

**  WB Resort Partners, LP (“WB Resort Partners”), one of our unconsolidated entities, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by our Chairman of the Board and Director, James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. We owned a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owned a 36% limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owned the remaining limited partnership interests. WBR Ltd. received a loan (the “Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the WBR Property. In 2004, we and the other limited partners made pro-rata capital contributions to WB Resort Partners. Our capital contribution in 2004 was in the amount of approximately $103,000. WBR Ltd. received cash distributions of $0.4 million during the year ended December 31, 2005, which represents its pro-rata share of total cash distributions paid by WB Resort Partners.
On October 9, 2005, WBM Resort, L.P., a subsidiary of WB Resort Partners, accepted a non-refundable deposit in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale, dated September 9, 2005, with an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which provided for the sale of all of WB Resort Partners’ interest in the WBR Property (the “WBR Sale”). The WBR Sale closed on November 7, 2005. As a result of the closing of the WBR Sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. As a result, we received approximately $50.1 million in distributions. In addition, WBR Ltd received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full.
***  For the year ended December 31, 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and CNL KSL North Beach Development, LP. For the year ended December 31, 2004, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and CTM, an investment which we wrote-off as of December 31, 2004 and was subsequently dissolved.
     In December 2003, we acquired a 70 percent interest in CNL KSL Partners, LP (the “Del Coronado Partnership”), a limited partnership formed to acquire, own and operate the Hotel del Coronado (the “Hotel Del”), which is a 688-room luxury hotel located in Coronado, California. An affiliate of KSL Management Corp. (“KSL”) acquired the remaining 30 percent interest in the Del Coronado Partnership. The acquisition of the Hotel Del included parcels of land earmarked for potential development (“surplus land”). On August 8, 2005, the CNL KSL North Beach Development, LP (“North Beach Partnership”), a limited partnership, was formed with the purpose to develop, market and sell 78 resort villas (“North Beach Village”) on one parcel of surplus land acquired with the Hotel Del acquisition. The North Beach Village was to be an exclusive luxury “hotel within a hotel” consisting of 35 oceanfront villas and cottages. During November 2005, the Del Coronado Partnership partners executed a Distribution and Contribution Agreement which stipulated that the Del Coronado Partnership desired to distribute to KSL and to us an undivided 50% interest each, in the North Beach Village land parcel and any improvements thereon. For additional information see “Discontinued Operations and Dispositions.”
Discontinued Operations and Dispositions
     On October 31, 2005, we, through certain of our affiliates, entered into a Purchase and Sale Agreement with affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co., to sell all of our interests in CNL KSL Partners, LP, a partnership which owns the Hotel Del, and in the North Beach Partnership. The Del Sale closed on January 9, 2006. For additional information see “Events Subsequent to December 31, 2005.”
     On September 1, 2005, we completed the Pyramid Sale. The Properties were sold for $109 million in cash, with a net gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million. The proceeds from the Pyramid Sale were used to repay a portion of long-term debt. The Pyramid Sale was completed pursuant to the terms of the Agreement of Purchase and Sale, dated July 5, 2005, between various wholly-owned subsidiaries of ours and Pyramid.

     On August 30, 2005, we completed the sale of the Lake Lanier Islands Resort to LLI Management Company, LLC for a purchase price of $24.5 million, resulting in a net gain of approximately $12.0 million (the “LLIR Sale”). The purchase price included $13 million in cash proceeds and the assumption of an $11.5 million leasehold obligation. The proceeds from the sale were used to repay a portion of our long-term debt. In addition to the gain recognized in connection with the transaction, we recognized a gain of approximately $6.0 million pertaining to the termination of a sub-lease with Marriott International Inc. (“Marriott”) in which the consideration for such termination included cash and the conveyance of Marriott’s interests in the Renaissance PineIsle Resort and Golf Club.
     On June 17, 2005, we completed the Ashford Sale, for total gross proceeds of $465 million in cash, resulting in a net gain of $41.5 million, net of a loss on extinguishment of debt $7.7 million. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts to the hotel manager for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from the Ashford Sale.
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
     During the second half of 2004, we sold four Properties – the Hampton Inn in Omaha, Nebraska, the Comfort Inn in Marietta, Georgia, the Hampton Inn in Denver, Colorado, and the Residence Inn in Charlotte, North Carolina – to unaffiliated third parties for total gross proceeds of $18.1 million resulting in a loss of $1.3 million including a previous write-down of $2.0 million to estimated sales value less cost to sell for these Properties. The majority of the proceeds from these sales were used to pay down outstanding debt.
     The results of operations for the Del Sale, the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003. In addition, the results of operations of the four Properties we sold in 2004 have been classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2004. The December 31, 2005 and 2004 balance sheets have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.
     Results from discontinued operations were as follows (in thousands):

	Year
	Ended December 31,
	2005	2004
Revenues	$222,634	$288,441
Income from lease termination	5,982	—
Expenses	(148,884)	(190,543)
Depreciation and amortization	(23,904)	(35,538)
Write-down of assets	(345)	(5,920)
Interest and loan cost amortization	(38,345)	(25,051)

Income from discontinued operations	17,138	31,389
Gain on sale of assets	67,321	645
Loss on extinguishment of debt	(13,469)	—
Minority interests	(1,681)	(5,091)
Income tax (expense) benefit	(4,322)	(1,097)

	$64,987	$25,846

     In accordance with FAS 144, we do not depreciate Properties classified as held for sale. We stopped recording depreciation expense for the Hotel Del on October 31, 2005. If this Property had been classified as held for use, we would have recorded additional depreciation expense of approximately $2.0 million for the year ended December 31, 2005.

Income Taxes
     We recorded an income tax benefit from continuing operations of $3.0 million and an expense of $27.4 million during the years ended December 31, 2005 and 2004, respectively, and an income tax expense of $4.3 million and $1.1 million from discontinued operations during the years ended December 31, 2005 and 2004, respectively. The income tax benefit in 2005 is due to the operating results of our TRS entities related to certain of our Properties and the expense in 2004 pertains primarily to the recording of a valuation allowance for the full amount of our deferred tax asset.
     As of December 31, 2004, we determined that a valuation allowance was necessary for our entire accumulated deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties we acquired in connection with the acquisition of RFS Hotel Investors, Inc. (“RFS”) (the “RFS Acquisition”). The deferred tax asset has continued to increase due to net operating losses incurred at TRS entities that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the downturn in the lodging industry and in advance of repositioning changes we have made in the third-party management companies operating these Properties. Our determination was primarily based upon the Properties’ operating histories during the lodging industry downtown and the uncertainty of the level of recovery and consequently, the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, we increased the valuation allowance from $10.0 million as of December 31, 2003 to $74.0 million as of December 31, 2004 and to $93.5 million as of December 31, 2005 associated with our deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.”
Minority Interests
     Minority interest expense representing our partners’ share of income in our consolidated partnerships for the year ended December 31, 2005 was $5.5 million, as compared to $3.3 million for the year ended December 31, 2004. The increase is primarily due to improvements in the net income of certain consolidated partnerships.
Earnings Per Share
     Earnings per share for the year ended December 31, 2005 increased $ 0.64 to earnings of $0.05 per share, as compared to a loss of $0.59 per share for the year ended December 31, 2004. The increase was primarily due to the following:
(i)	The net gain (including loss on extinguishment of debt) on the sale of 38 Properties, in 2005, of approximately $51.7 million, or $0.34 per share;

(ii)	Our share of the gain on the WBR Sale of approximately $46.4 million, or $0.30 per share;

(iii)	A reduction in income tax expense due to the recording of a valuation allowance in 2004 of $25.8 million, or $0.17 per share; offset by,

(iv)	Litigation settlement expense of $34.2 million, or $0.22 per share.

Comparison of the year ended December 31, 2004 with the year ended December 31, 2003
Hotel and Resort Revenues

	Year Ended December 31,
	2004	2003	Change	Change %
		(amounts in thousands)
Hotel and Resort Revenues
Room	$630,857	$301,593	$329,264	109.2%
Food and beverage	263,517	92,064	171,453	186.2
Other hotel and resort operating departments	138,891	25,441	113,450	445.9

Hotel and Resort Revenues	1,033,265	419,098	614,167	146.5
Hotel and Resort Expenses	778,093	317,818	460,275	144.8

Gross margin	$255,172	$101,280	$153,892	151.9

Gross margin percentage	24.7%	24.2%	0.5 ppt	2.1
Other Revenues
Rental income from operating leases	$24,650	$25,024	$(374)	(1.5)%
Other income	3,598	3,975	(377)	(9.5)
Other Income
Interest income	2,512	1,781	731	41.0
Gain on sale of common stock	9,268	––	9,268	n/a
Gain on termination of hedge	3,511	––	3,511	n/a
Other Expenses
Interest and loan cost amortization	153,103	59,056	94,047	159.3
Credit enhancement funding	(23,006)	(18,840)	4,166	22.1
General and administrative	23,668	7,937	15,731	198.2
State and local taxes	5,633	2,042	3,591	175.9
Asset mgmt. fees to related party	26,505	12,782	13,723	107.4
Depreciation and amortization	145,872	62,102	83,770	134.9
Transaction costs	11,521	154	11,367	7,381.2
Loss on extinguishment of debt	17,877	––	17,877	n/a
Impairment of equity method investment	1,275	—	1,275	n/a
     As of December 31, 2004 and 2003, we owned interests in 82 and 79 consolidated operating Properties leased to our TRS entities, respectively. Hotel and resort revenues, including room, food and beverage and other operating departments, for the year ended December 31, 2004 were $1.0 billion, as compared to $419.1 million for the same period in 2003, an increase of $614.2 million or 146.5 percent. The increase in revenues during the year ended December 31, 2004, was due to five luxury resort and upper upscale Properties acquired in April 2004, excluding one identified as held for sale, the 57 Properties we acquired in July 2003 excluding 22 identified as held for sale, as well as several other significant acquisitions that occurred in 2003, which were operating for a full year during 2004.
     Our gross margin percentage for all Properties for the year ended December 31, 2004, as compared to the same period in 2003, increased 0.5 percentage point from 24.2 percent to 24.7 percent, a 2.1 % increase. This improvement was primarily the result of an increase in ADR for our Comparable Properties, (as defined in “Hotel and Resort Operating Statistics”), and the addition of the five luxury resort and upper upscale Properties acquired in April 2004, which have higher profit margins than most of our existing Properties. The contribution of increased profitability from these acquired Properties was offset slightly by an increase in the proportion of our food and beverage operations as a percentage of our total revenue mix. Food and beverage operations typically have a lower profit margin than other hotel operating departments. The luxury and upper upscale Properties we have acquired most recently, including those acquired in the KSL Acquisition, have significant food and beverage operations.

Other Revenues
     Revenues generated from rental income from operating leases for the year ended December 31, 2004 were $24.7 million, as compared to rental income of $25.0 million for the same period in 2003, a decrease of $0.4 million or 1.5 percent. The decrease was primarily due to a reduction in rental income from six Properties in which leases with a third party tenant were assumed by us in August 2004. Since the date of this assumption, the results of operations of these Properties have been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized and reported.
     Additionally, one of our third party tenants that leased two other Properties we had acquired in the RFS Acquisition stopped paying rent in late 2003. In January 2004, we stopped recording rental income on these Properties, and we wrote off the receivable of $0.8 million for all past due rents. We are aggressively pursuing collection of these rents and have commenced legal action against the former third party tenant. A lease termination agreement was negotiated with the tenant and, effective May 21, 2004, we transitioned these two leased Properties to TRS entities and engaged Marriott as the management company to operate these Properties. Beginning on the date these Properties were transitioned to TRS entities, the results of operations of these Properties were included in our consolidated statements of operations.
     As a result of the KSL Acquisition in April 2004, we assumed various interest rate protection agreements limiting our exposure to interest rate fluctuations on the Existing KSL Debt. We designated these agreements as cash flow hedges. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Debt (for additional information, see Note 12, “Indebtedness”). As a result of the ineffectiveness of the hedge during the holding period and the subsequent termination, we transferred an accumulated net holding gain of $3.5 million from other comprehensive income to income as a gain on hedge termination in the accompanying consolidated statements of operations during the year December 31, 2004.
     During the year ended December 31, 2004, we recorded a gain on the sale of securities of $9.3 million for our sale of 2.8 million shares of common stock in Hersha. This investment, which was sold for approximately $28.3 million, had a cost basis of $19.0 million.
     During the years ended December 31, 2004 and 2003, interest income was $2.5 million and $1.8 million, respectively. The increase, during the year ended December 31, 2004, as compared to the same period in 2003 was due to an increase in the average cash invested during 2004 as compared with 2003.
Hotel and Resort Expenses

	Year Ended December 31,
		2004 % of		2003 % of
		Hotel and		Hotel and
		Resort		Resort
	2004	Revenue	2003	Revenue
		(amounts in thousands)
Hotel and Resort Expenses:
Room	$153,132	14.8%	$71,676	17.1%
Food and beverage	191,203	18.5	70,801	16.9
Other hotel and resort operating departments	88,091	8.5	16,429	3.9
Property operations	206,353	20.0	95,925	22.9
Repairs and maintenance	46,365	4.5	21,538	5.2
Hotel and resort management fees	26,047	2.5	11,068	2.6
Sales and marketing	66,902	6.5	30,381	7.2

Total hotel and resort expenses	$778,093	75.3%	$317,818	75.8%

     During the year ended December 31, 2004, hotel and resort expenses were $778.1 million, as compared to $317.8 million for the same period in 2003, an increase of $460.3 million or 144.8 percent. The increase was due to the Properties acquired in the KSL Acquisition in April 2004, excluding one Property identified as held for sale, the Properties we acquired in the RFS Acquisition in July 2003 and, several other significant acquisitions that occurred in 2003, excluding 22 identified as held for sale which were operating for a full year during 2004.

Other Expenses
     Interest expense and loan cost amortization increased during the year ended December 31, 2004, due to increased borrowings of over $1.8 billion obtained during 2004. Depreciation and amortization, as well as asset management fees, also increased as a result of the additional Properties we acquired in 2004. Additionally, during the fourth quarter of 2004, we finalized our purchase price allocation for the six Properties acquired through the KSL Acquisition, which resulted in $153.0 million being allocated from goodwill to land, buildings, and equipment, resulting in a catch-up of depreciation expense during the quarter.
     During the year ended December 31, 2004 and 2003, we received $23.0 million and $18.8 million in reductions in operating expenses from credit enhancement funding, respectively (2.2 percent and 4.2 percent of total revenues for the years ended December 31, 2004 and 2003, respectively), and received base management fee waivers of $5.2 million and $3.4 million, respectively, which were recorded as reductions of hotel and resort management fees. The increase in credit enhancement funding was due primarily to new credit enhancements received with respect to two Properties acquired in December 2003 and April 2004, and another Property which opened in the first quarter of 2004. These guarantees are provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or Properties. As a result of the market downturn in prior periods for certain of our hotels and resorts, and the resulting adverse effect on the operations of those Properties in these periods, we recognized increased operating expense reductions from credit enhancement funding in our results of operations and cash flows. As of December 31, 2004, we had a total of $54.8 million available for funding under our remaining credit enhancements ($24.2 million of which related to our unconsolidated entities). There is no assurance that we will be able to obtain additional credit enhancements in the future or that we will be able to utilize the credit enhancements currently available.
     During the year ended December 31, 2004, general and administrative expenses increased to $23.7 million, as compared to $7.9 million, an increase of $15.7 million or 198.2 percent. General and administrative expenses, as a percentage of total revenues, increased to 2.2 percent in 2004 from 1.8 percent during 2003. The increase was primarily due to the legal costs incurred in the Action, the costs incurred and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the increased costs of sales tax incurred in connection with the rent paid to us by our TRS entities during the year ended December 31, 2004.
     For the year ended December 31, 2004, we recorded $11.5 million for the write off of expenses related to the underwritten offering and listing, both of which were postponed in August 2004, and for acquisition transactions we are no longer actively pursuing. See “Liquidity and Capital Resources” for more information regarding the postponed underwritten offering and the listing.
     In March 2004, RFS Partnership, L.P. and RFS 2002 Financing, Inc., two of our subsidiaries, commenced a cash tender offer pursuant to which we offered to repurchase any and all of the outstanding 9.75 percent publicly-traded term notes. In conjunction with the repurchase of $78.5 million of the term notes, we recorded a loss on extinguishment of debt of $14.0 million during the year ended December 31, 2004 for the premium paid to retire these term notes. For additional information see “Liquidity and Capital Resources”. We also wrote off $3.8 million of loan costs in connection with the repayment of the KSL Short-Term Loan and our revolving line of credit which was refinanced during the second half of 2004. This amount is included in the loss on extinguishment of debt.
Impairment of Equity Method Investment
     During the year ended December 31, 2004, we recorded an impairment charge of $1.3 million relating to the write off the remaining investment in CTM. In January 2005 the partnership was dissolved.
Losses from Unconsolidated Entities
     Losses from unconsolidated entities decreased to $18.5 million from $24.0 million for the years ended December 31, 2004 and 2003, respectively.

     The following presents our equity in losses from unconsolidated entities for the years ended December 31, 2004 and 2003 (in thousands):

			(Increase)/decrease
Entity	2004	2003	in equity in losses
WB Resort Partners, LP*	$(7,759)	$(10,305)	$2,546
Desert Ridge Resort Partners, LLC*	(6,008)	(9,625)	3,617
CY-SF Hotel Parent, LP	(1,710)	(2,125)	415
Other Joint Ventures	(2,992)	(1,915)	(1,077)

Total	$(18,469)	$(23,970)	$5,501

*	A partner or a member, who owns a significant percentage of ownership in our unconsolidated subsidiary, is an affiliate of CHC.
     Losses were primarily due to net losses incurred by WB Resort Partners, LP which owned the WBR Property, DRR, LLC which owns the Desert Ridge and CY SF Hotel Resort, LP which owns the Courtyard by Marriott in downtown San Francisco, California. Operating results for the year ended December 31, 2004, as compared to the same period in 2003, have improved due to (i) gains in market share, (ii) an increase in ADR at these Properties and (iii) increases in productivity and cost controls. However, these Properties have all been newly constructed or renovated in the last three years and we believe that they have not yet reached stabilization. The Properties have generated operating income in recent periods which we expect to increase as these hotels continue to gain market share and their respective markets improve.
     We continued to incur losses at CTM, which owned a majority interest in a joint venture that owned the rights to the Mobil Travel Guide. In January 2005, the member partners of CTM agreed to dissolve these two entities and, as of such date, we have no other rights or obligations related to these entities. As of December 31, 2004, we recorded an impairment charge of $1.3 million to write off the remaining carrying value of this investment.
Discontinued Operations
     Following the RFS Acquisition, we decided to sell six non-strategic hotel Properties from the former RFS portfolio. As a result, these Properties were reclassified as real estate held for sale, and the operating results for these Properties have been reflected as discontinued operations in the accompanying consolidated financial statements. During the second half of 2004, we sold four of these Properties, (the Hampton Inn in Omaha, Nebraska; the Comfort Inn in Marietta, Georgia; the Hampton Inn in Denver, Colorado; and the Residence Inn in Charlotte, North Carolina) to unaffiliated third parties for total gross proceeds of $18.1 million, resulting in a net loss of $1.3 million including a previous write down to estimated sales value less cost to sell for one of these Properties of $2.0 million. The majority of the net proceeds from these sales were used to pay down our outstanding debt.
     During the second half of 2004, we recorded an impairment charge of $3.9 million in order to write down the value of the remaining two Properties to their expected sales value less estimated costs to sell.
     Subsequently, as discussed above, we identified an additional 37 Properties for sale. For the years ended December 31, 2004 and 2003, results of operations for these Properties are included in discontinued operations.

     Results from discontinued operations were as follows (in thousands):

	Year
	Ended December 31,
	2004	2003
Revenues	$288,441	$88,198
Expenses	(190,543)	(49,948)
Depreciation and amortization	(35,538)	(14,611)
Write-down of assets	(5,920)	––
Interest and loan cost amortization	(25,051)	(2,146)

Income from discontinued operations	31,389	21,493
Gain on sale of assets	645	––
Loss on extinguishment of debt	––	––
Minority interests	(5,091)	(181)
Income tax (expense) benefit	(1,097)	1,126

	$25,846	$22,438

     In accordance with FAS 144, we do not depreciate Properties classified as real estate held for sale.
Income Taxes
     We recorded an income tax expense of $27.4 million during the year ended December 31, 2004 as a result of the operating results of our TRS entities related to certain of our Properties and the recording of a valuation allowance of the full amount of our deferred tax asset. As of December 31, 2004, we determined that a valuation allowance was necessary for our entire deferred income tax asset pertaining to a significant portion of our portfolio of limited service and extended stay Properties. The accumulated deferred income tax asset was acquired in connection with the RFS Acquisition and has continued to increase due to net operating losses incurred at TRS entities that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the recent downturn in the lodging industry and in advance of repositioning changes we have made in the third-party management companies operating these Properties. Our determination was primarily based upon the Properties operating histories during the recent lodging industry downtown and the uncertainty of the level of recovery and consequently the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, we increased the valuation allowance from $10.0 million as of December 31, 2003 to $74.0 million as of December 31, 2004 associated with our deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.”
Minority Interests
     Minority interest expense representing our partners’ share of income in our consolidated partnerships for the year ended December 31, 2004 was $3.3 million as compared to minority interest income of $1.0 million for the year ended December 31, 2003. The period-over-period improvements are primarily due to profits received as a result of the partnership which owns two Hilton hotels, offset by the reclassification of $4.9 million of minority interest expense generated by the partnership which owns the Hotel Del, to discontinued operations.

Earnings Per Share
     Earnings/(loss) per share for the year ended December 31, 2004 decreased $0.66 to a loss of $0.59 as compared to income of $0.07 for the year ended December 31, 2003. The decrease was primarily due to the following:
(i)	Loss on extinguishment of debt of $17.9 million which reduced earnings per share by $0.12;

(ii)	Write-off of costs totaling $11.5 million related to our postponed underwritten offering and to two acquisitions that we are no longer pursuing which reduced earnings per share by $0.08;

(iii)	Recording of a full valuation allowance associated with our deferred tax asset of $24.5 million, or $0.17 per share;

(iv)	Increased exposure to the seasonal slowdown of the hotel and resort industry during the third quarter, the impact of which was magnified by the performance of three of our larger Properties being located in the desert southwest region of the United States. The strongest quarter for these Properties, including certain significant Properties acquired in the KSL Acquisition, is generally the first quarter of each calendar year, and because we did not yet own these Properties during the first quarter of 2004, the seasonally slow third quarter was not offset by the traditionally strong first quarter; and

(v)	Increased general and administrative expenses of $7.3 million which reduced earnings per share by $0.05 pertaining to legal costs incurred in connection with the Action, Sarbanes Oxley compliance, and sales tax incurred on rent received from our TRS entities.
     These expenses were partially offset by a gain on the sale of our investment in Hersha common stock of $9.3 million, which reduced the loss per share by $0.06.

Hotel and Resort Operating Statistics
     The following table presents, by chain scale classification, our portfolio of 92 Properties (excluding one held for sale) and associated inventory of rooms as of December 31, 2005 (based on STR chain scale classifications):

Industry Segment and Brand Affiliation	Properties	Rooms
Luxury Resort
Independent	4	2,282

Upper Upscale
DoubleTree	1	631
Embassy Suites	4	974
Hilton Hotels & Resorts	9	3,727
Hyatt Hotels & Resorts	3	1,621
JW Marriott*	2	1,444
Marriott Hotels, Resorts & Suites	6	2,377
Renaissance	1	293
Sheraton Hotels	3	659

	29	11,726
Upscale
Courtyard*	12	2,708
Homewood Suites	1	83
Residence Inn	12	1,797
Springhill Suites	4	901
Wyndham Hotels	2	390

	31	5,879
Midscale
Fairfield Inn	1	388
Four Points by Sheraton	2	412
Hampton Inn	17	2,164
Holiday Inn	4	779
Holiday Inn Express	3	370
TownePlace Suites	1	144

	28	4,257

Total	92	24,144

*	Total number of properties includes one property each that are unconsolidated entities.

     During the year ended December 31, 2005, a significant percentage of hotel and resort revenues were earned from Properties managed by four third-party managers: Marriott International, Inc. (“Marriott”), and subsidiaries; Hilton Hotels Corporation (“Hilton”) and subsidiaries; KMO and Hyatt Corporation. In January 2006, Hilton acquired the three management agreements previously held by KMO. For additional information see “Events Subsequent to December 31, 2005.” While we carefully screen our managers and tenants and we have Properties managed by other third-party managers, failure of any of these brands or operators would significantly impact our results of operations including the ability to generate hotel and resort revenues, related earnings and cash flows, and would significantly impact our ability to pay distributions.
     Our results of operations are highly dependent upon the operations of our Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as RevPAR, ADR, occupancy, and hotel and resort operating profit margin. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (i) the average daily room rate, or ADR, charged, multiplied by (ii) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. We define occupancy by dividing the total number of rooms occupied by the hotel and resort guests on a paid basis during the applicable period by the total number of available rooms at the property. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for many hotels and resorts. We closely monitor what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability. The data available to make comparisons is limited by the amount, timing and extent of recent acquisitions we made.
     The following tables present information related to our Properties by chain scale classification (as defined by STR) for the year ended December 31, 2005. For hotels and resorts that we acquired during the periods presented, unaudited hotel and resort occupancy, ADR and RevPAR are presented for the period during which we owned the Properties.
Property Operating Data—All Properties
Continuing Operations (1)
For the Year Ended December 31, 2005

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury Resort and Upper Upscale	32	72.2%	$162.70	$117.49
Upscale	27	76.6	99.39	76.09
Midscale	25	72.3	83.09	60.06

Total Consolidated	84	73.2%	$134.79	$98.64
Unconsolidated	2	78.4	183.40	143.80

Subtotal	86	73.5%	$137.81	$101.27
Triple Net Lease(2)	6	71.5	114.17	81.58

Total	92	73.4%	$136.67	$100.30

(1)	Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

     The following tables present information related to our “Comparable Properties”. We define “Comparable Properties” as hotels and resorts that we owned at the beginning of and during the entirety of both periods being compared. We consider 81 Properties comparable for the year ended December 31, 2005.
Property Operating Data—Comparable Properties
Continuing Operations (1)
For the Year Ended December 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	To 2004	ADR	To 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	24	73.2%	2.5	$136.47	6.9%	$99.83	10.7%
Upscale	24	76.2	1.7	98.67	8.3	75.17	10.8
Midscale	25	72.3	2.4	83.09	8.6	60.06	12.4

Total Consolidated	73	73.7%	2.3	$114.73	7.5%	$84.61	11.0%
Unconsolidated	2	78.4	2.4	183.40	7.5	143.80	10.8

Subtotal	75	74.1%	2.3	$120.16	7.5%	$89.03	11.8%
Triple Net Lease(2)	6	71.5	0.0	114.17	13.6	81.58	13.6

Total	81	73.9%	2.1	$119.80	7.9%	$88.57	11.1%

(1)	Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.
     For the year ended December 31, 2005, RevPAR for our 73 comparable consolidated Properties which were leased to our TRS entities was $84.61 representing an increase of 11.0 percent, as compared to the same period in 2004. This was a result of a 7.5 percent increase in ADR to $114.73 and a 2.3 percentage point increase in occupancy to 73.7 percent.
     Total comparable consolidated luxury resort and upper upscale Properties reported a RevPAR increase of 10.7 percent, resulting from a 2.5 percentage point increase in occupancy to 73.2 percent and a 6.9 percent increase in ADR to $136.47. Thirteen of the 24 luxury resort and upper upscale Properties reported year over year RevPAR increases of greater than ten percent and one Property reported a decrease in RevPar of 3.0 percent.
     Total comparable consolidated upscale Properties reported a RevPAR increase of 10.8 percent, resulting from a 1.7 percentage point increase in occupancy to 76.2 percent and an 8.3 percent increase in ADR to $98.67. Thirteen of the 24 upscale Properties reported RevPAR increases of greater than 10 percent, and three Properties reported decreases in RevPAR of 2.8 percent, 2.0 percent, and 1.7 percent, respectively.
     Total comparable consolidated midscale Properties reported a RevPAR increase of 12.4 percent, resulting from a 2.4 percentage point increase in occupancy to 72.3 percent and an 8.6 percent increase in ADR to $83.09. fourteen of the 25 midscale Properties reported year over year RevPAR increases of greater than 10 percent and three Properties reported decreases in RevPAR of 4.6 percent, 3.6 percent, and 3.4 percent, respectively.
     We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and including the Properties acquired during the period (for which historical data is available) as if we owned the properties since the beginning of the period and excluding Properties that: (1) were opened or underwent significant renovations during the reporting periods being compared; (2) have changed reporting periods and therefore results are not comparable on a year-over-year basis; or (3) are held for sale. For 2005 and 2004, we consider 85 of the Properties owned on December 31, 2005 to be Adjusted Comparable Properties. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Property Operating Data—Adjusted Comparable Properties
Continuing Operations (1)
For the Year Ended December 31, 2005

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	To 2004	ADR	To 2004	RevPAR	to 2004
Consolidated
Luxury Resort and Upper Upscale	28	73.1%	2.8	$165.63	5.4%	$121.14	9.5%
Upscale	24	76.2	1.7	98.67	8.3	75.17	10.8
Midscale	25	72.3	2.4	83.09	8.6	60.06	12.4

Total Consolidated	77	73.7%	2.5	$134.53	6.4%	$99.09	10.0%
Unconsolidated	2	78.4	2.4	183.40	7.5	143.80	10.8

Subtotal	79	74.0%	2.5	$137.92	6.5%	$102.02	10.1%
Triple Net Lease(2)	6	71.5	0.0	114.17	13.6	81.58	13.6

Total	85	73.8%	2.3	$136.66	6.8%	$100.89	10.3%

(1)	Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Property RevPAR Data — Adjusted Comparable Properties — Quarter by Quarter
Continuing Operations (1)
For the Year Ended December 31, 2005

		First		Second		Third		Fourth		Year
			Var.		Var.		Var.		Var.		Var.
			(%)		(%)		(%)		(%)		(%)
			to		to		to		to		to
2005 Quarter	Hotels	RevPAR	2004	RevPAR	2004	RevPAR	2004	RevPAR	2004	RevPAR	2004
Consolidated
Luxury Resort and Upper Upscale	28	$131.65	8.4%	$123.32	5.8%	$114.78	12.7%	$115.13	12.0%	$121.14	9.5%
Upscale	24	76.32	12.6	77.62	12.9	73.01	8.0	74.03	10.0	75.17	10.8
Midscale	25	56.79	12.0	61.02	10.8	62.83	11.4	59.58	15.5	60.06	12.4

Total Consolidated	77	$105.08	9.3%	$101.32	7.4%	$95.67	11.7%	$94.78	12.0%	$99.09	10.0%
Unconsolidated	2	176.19	9.9	154.54	2.9	100.10	6.2	144.21	22.1	143.80	10.8

Subtotal	79	$109.52	9.4%	$104.62	6.9%	$95.95	11.4%	$98.46	13.0%	$102.02	10.1%
Triple net Leases (2)	6	78.16	22.5	85.06	13.0	78.54	10.3	84.19	10.2	81.58	13.6

Total	85	$107.81	9.9%	$103.55	7.2%	$95.00	11.3%	$97.66	12.9%	$100.89	10.3%

(1)	Excludes one Property held for sale. Properties previously leased to third parties which were converted to the TRS structure and are now leased to wholly-owned TRS entities are presented as consolidated.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Other Information
Credit Enhancements
     We benefit from various types of credit enhancements that have been provided by the third-party managers of some of our Properties. These credit enhancements may be provided to us directly or indirectly through unconsolidated entities and guarantee us certain minimum returns on our Properties. We recognize funding under these arrangements either as reductions in operating expenses, reductions in hotel and resort management fees or as liabilities, depending upon the nature of each credit enhancement agreement and whether there is a direct continuing obligation to repay funded amounts in the future. All of the credit enhancements are subject to expiration or “burn-off” provisions over time or at such time that the funding limit has been reached. There can be no assurance that market conditions will allow us to continue to obtain credit enhancements on Properties, including Properties acquired in the future. As a result of the downturn in the overall economy in 2001 and the impact of various global political events, including the threat of terrorism and military conflicts and their adverse effect on the lodging industry as a whole and our operations specifically, we relied on credit enhancements to substantially supplement our net earnings, cash flows and thereby our ability to make distributions to our stockholders. To the extent that one or more of the aforementioned events or conditions occur in the future and our current credit enhancements are fully utilized or expire, our results of operations, cash flows and thereby our ability to pay distributions to stockholders will be adversely affected.
     As of December 31, 2005, we had approximately $2.1 million in outstanding liabilities from certain of our credit enhancements. In addition, as of December 31, 2005, we had approximately $32.8 million which remained available for funding under all of our existing credit enhancements (including $8.4 million available to our unconsolidated entities). As of December 31, 2005, our unconsolidated entities had liabilities of approximately $13.8 million relating to the future repayment of certain credit enhancements.
     Liabilities from credit enhancements result from those credit enhancements which are required to be repaid by us, or our unconsolidated entities in the future, typically, at such time when the net operating income of the applicable Property or Properties covered by the arrangement exceeds predefined minimum returns to us or our unconsolidated entities. Consistent with other borrowings, these repayments will reduce our future cash flows available for distributions to stockholders.
Liquidity and Capital Resources
     During the year ended December 31, 2005, our principal sources of liquidity were cash flows from operating activities, net proceeds from the disposition of Properties, short-term and long-term borrowings, including credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status. Our sources of cash also included proceeds from the sale of common stock under the terms of our Amended and Restated Distribution Reinvestment Plan (the “DRP”). However, such proceeds during 2005 have been fully utilized to fulfill redemption requests made by our stockholders pursuant to our Amended and Restated Redemption Plan (the “Redemption Plan”). Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our stockholders, is dependent on the proceeds we receive from the DRP. In the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the level of redemption requests currently outstanding, we do not anticipate that proceeds from the DRP will provide an incremental source of cash for the year ended December 31, 2006.

Sources of Liquidity and Capital Resources
     Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flow from operations, our borrowings and cash provided by our credit enhancement arrangements. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those which are unencumbered), access to secured or unsecured debt or lines of credit, borrowing restrictions imposed by our existing lenders, as applicable, and the availability of debt from capital markets. All but one of our Properties is currently collateralized under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis.
Common Stock Offerings and Debt Financing
     During the year ended December 31, 2005, we raised $43.3 million in proceeds from the sale of common stock under the terms of our DRP. Substantially all of the proceeds from the sale of these shares were used to redeem shares under our Redemption Plan.
     In November 2005, in connection with the payment of a commercial insurance policy premium, we entered into a $12.5 million loan with Cananwill, Inc., the insurer of the policy (the “Cananwill Loan”). The Cananwill Loan has a maturity date of October 1, 2006 and an annual interest rate of 6.99 percent.
     In conjunction with our strategy to effectively manage our corporate capital structure, we have both reduced and favorably-refinanced existing indebtedness, as well as obtained new financing to enhance liquidity.
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
     The Revolver has an initial maturity date of September 30, 2008. The initial interest rate is one-month LIBOR plus a 225 basis point margin (one-month LIBOR was equal to 4.39 percent as of December 31, 2005), with provision for potential decreases in the rate during the term based upon decreases in our leverage level. Approximately $73 million of the Revolver was drawn at closing to retire the remaining balance of a $353 million senior secured term loan one year prior to its scheduled maturity and to pay closing expenses related to the Revolver. On November 7, 2005, we repaid the outstanding balance on the Revolver using proceeds from the WBR Sale. As of December 31, 2005, there is no outstanding balance remaining on the Revolver; however, it is securing several stand-by letters of credit, thereby reducing the amount available to us.
     The Revolver is collateralized by 25 Properties, and contains affirmative and negative loan covenants, as defined in the Revolver agreement, which require us to, among other things, (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants including a restriction on the amount of distributions to stockholders in excess the sum of, as of any date, (a) $50 million and (b) an amount equal to the sum of Parent’s Cash Available for Distribution (as defined in the Revolver agreement) for each fiscal quarter ending December 31, 2005 and thereafter through such date. Interest-only payments are due monthly with any outstanding principal balance due at the anticipated maturity date in September 2008. We are in compliance with these covenants as of December 31, 2005.

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
     The DRR Loan is collateralized by the Desert Ridge Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year (one-month LIBOR was equal to 4.39 percent as of December 31, 2005), and contains restrictive covenants, as defined in the loan agreement, which require DRR, LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted-average rate of the refinanced debt. DRR, LLC is in compliance with covenants as of December 31, 2005.
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
     On February 9, 2005, through a consolidated partnership in which we own a 70 percent interest (the “Del Coronado Partnership”), we obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The Del Coronado Partnership owns the Hotel Del. The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million was received on April 7, 2005.
     Upon the closing, $290 million of the loan proceeds was used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, we wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as a loss on extinguishment of debt during the year ended December 31, 2005, and are included in discontinued operations in the accompanying consolidated statements of operations. The Del Coronado Partnership distributed a portion of the proceeds to us and our partner as return of capital and has designated a portion of the loan proceeds to make improvements to the Hotel Del. The remaining portion of the loan proceeds have been designated to finance the Del Coronado Partnership’s development of beachfront units on a parcel of land adjacent to the Property, as well as an expansion of fitness and spa facilities. For additional information see “Events Subsequent to December 31, 2005.”
     The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum (one-month LIBOR was equal to 4.39 percent as of December 31, 2005). The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del and the Del Coronado Partnership equity and contains restrictive covenants, as defined in the debt agreement, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Del Coronado Partnership is in compliance with these covenants as of December 31, 2005.
     In connection with the loan, the Del Coronado Partnership entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Del Coronado Partnership paid $3.9 million to acquire these interest rate protection agreements.
     In addition, in connection with the sale of 39 Properties during the year ended December 31, 2005, we received gross proceeds of approximately $650.1 million. Substantially all of the net proceeds received in connection with the sale of these Properties were used to pay down approximately $541.0 million of long-term indebtedness. For additional information regarding the sale of these properties see Note 7, “Discontinued Operations” in the accompanying consolidated financial statements.

     As of December 31, 2005 and 2004, our fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

	2005	2004
Mortgages payable	$2,580,079	$2,829,495
Construction loan facilities	—	40,305
Tax incremental financing note	7,783	7,783

Indebtedness collateralized by Properties	2,587,862	2,877,583

Unsecured notes	11,592	1,000

	$2,599,454	$2,878,583

     As of December 31, 2005, the weighted average interest rate on our debt was approximately 7.30 percent. Approximately 62.8 percent of our total debt is subject to variable rate interest as of December 31, 2005. We have entered into interest rate protection agreements with respect to this variable rate debt to mitigate the effect of increases in interest rates. Of the total amount of variable rate debt, 87 percent is capped by various interest rate protection agreements. As a result of these agreements, this portion of our debt is capped to a total weighted-average interest rate of 7.69 percent.
     Our objectives and strategies with respect to long-term debt are to (i) minimize the amount of interest incurred on permanent financing while limiting the risk related to interest rate fluctuations through hedging activities, (ii) maintain the ability to partially finance growth and (iii) maintain the ability to refinance existing debt. For our mortgage notes that bear interest at fixed rates, changes in market interest rates during the term of such debt will not affect our operating results. The majority of our fixed rate debt arrangements allow for repayment earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions.
Credit Enhancements
     On January 31, 2006, we, through various affiliates, entered into the Amended Management Agreements between MCO, now an affiliate of Hilton, and affiliates of ours which became effective as of February 1, 2006. The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels.
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

     On December 30, 2004, the tenant for three of the ten Properties defaulted under the lease agreements for such Properties and we exercised our right to acquire 100 percent of the capital stock of the third-party tenant corporation. As a result, we became a party to management agreements with Marriott and these three Properties (hereinafter referred to as the “Marriott Three”) are now leased to a corporation that is wholly-owned by us which qualifies as a TRS. The results of operations of these Properties are reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized and reported. The net operating income generated from these Properties has historically been less than the base rent that we received under the leases.
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
Investments
     In 2003, through a wholly-owned subsidiary, we invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, we exercised our right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT, and simultaneously sold 2.5 million of these shares. The HT common stock sold generated approximately $25.0 million in gross proceeds and resulted in a realized gain of approximately $8.0 million. The net proceeds were used to pay down a portion of the KSL Short-Term Loan.
     In December 2004, we sold the remaining 316,000 shares of HT common stock for proceeds of $3.4 million, resulting in a gain of $1.3 million. As of December 31, 2005, we no longer own any shares of Hersha common stock; however, we remain a majority owner in a partnership with HT that owns one Property in New York, New York.

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
     Under the “Four-for-One” program, a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit. However, our obligation to repurchase a membership and refund the deposit occurs only after we have sold four new memberships for each member who has requested a refund under this program. Certain of our Properties recently implemented a “One-for One” program applicable in limited circumstances whereby a member can, upon notification to us cause us to repurchase his or her membership and refund the related deposit which we would be obligated to repurchase after we have sold one new membership.
Sale of Properties
     In November 2005, a partnership in which we own an interest sold its sole asset, the WBR Property, which resulted in $50.1 million of net proceeds being distributed to us.
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
     As a result of the sale of the aforementioned 39 Properties, we received total gross proceeds of approximately $650.1 million. Substantially all of the net proceeds received in connection with these six transactions were utilized to pay down approximately $541.0 million of long-term indebtedness. In October 2005, we also agreed to sell all of our interest in the partnership which owns the Hotel Del. The transaction closed on January 9, 2006.Upon closing we received approximately $166 million in cash proceeds. We intend to utilize the net proceeds from this transaction primarily for the acquisition of Properties and other liquidity requirements of a general corporate purpose.

Uses of Liquidity and Capital Resources
     Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:
•	Interest expense and scheduled principal payments on our indebtedness;

•	Capital expenditures to improve or expand our Properties;

•	Refunding of membership deposits;

•	Existing development and/or renovation activities;

•	Payment of legal fees, settlement payments under the MOU and other costs in connection with the Action and other proceedings, whether incurred in the ordinary course of business or otherwise;

•	Recurring repairs and maintenance expenditures required to maintain our Properties,

•	Acquisitions of Properties;

•	Asset management fees;

•	Payments on the Promissory Note; and

•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status.
     We expect to meet our short-term liquidity needs through a combination of the following:
•	Cash on hand;

•	Cash provided by operations;

•	Credit enhancement funding;

•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;

•	Deposits from our membership programs;

•	Reserves established for the replacement of furniture, fixtures and equipment; and

•	Proceeds from the sale of Properties.
     We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. The second, third and fourth quarter of 2005 distributions reflect a distribution rate of $0.25 per share as compared to $0.35 per share in the first quarter of 2005. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our Revolver limit the amount of distributions that we can pay to our stockholders based on cash available for distribution as defined in the Revolver loan agreement. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to December 31, 2005. Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. In addition, the Revolver contains a restriction regulating the payment of certain distributions on or repurchase of capital stock. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. We are in compliance with these covenants as of December 31, 2005. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.
     Due to the effects of Hurricane Katrina, LHO New Orleans, LLP (“LHO”), a wholly-owned subsidiary of ours, has requested the waiver of a debt service coverage ratio requirement for 2006 under the existing mortgage loan on our JW Marriott Property in New Orleans, Louisiana. As of December 31, 2005, LHO was in compliance with the debt service coverage ratio requirement set forth in the loan documents. The servicer of the existing mortgage, GEMSA Loan Services, LP, has accepted this request from LHO and is currently reviewing the data provided by us in conjunction with this request. There can be no assurances that our request will be granted. The balance outstanding on this mortgage loan at December 31, 2005, was $45.1 million.

     Our ability to incur additional debt is dependent on a number of factors, including but not limited to, our degree of leverage, the value of our assets (particularly those which are unencumbered), access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable (for additional information on debt covenant requirements, see “Common Stock Offerings and Debt Financing”).
     In 2006, we expect to spend $79.2 million for recurring capital improvements, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $99.8 million for renovations, which is expected to be funded from the sources listed above. Significant projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix. If these sources are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.
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
     We believe that our long-term liquidity needs will be met through a combination of the sources listed above. If the above sources are not sufficient or we are unable to obtain access to such capital to fund our long-term liquidity requirements, we will pursue other actions, which may include but are not limited to, deferring capital expenditures, further reducing our distributions and/or selling certain additional Properties.
KSL Acquisition
     On April 2, 2004, through CNL Resort Acquisition Corp., one of our wholly-owned subsidiaries, we acquired all of the outstanding capital stock of KSL Recreation Corporation for $1.4 billion in cash plus closing costs and transaction-related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans, (for additional information, see Note 12, “Indebtedness”), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.
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

		3,220

     Concurrent with the closing of the KSL Acquisition, we entered into interim management agreements with an affiliate of the former parent company of KSL to operate all six Properties on an interim basis. In August 2004, we entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott). We had an interim management agreement for the fifth Property that was scheduled to expire on July 31, 2005. On July 31, 2005, the interim management agreement for this Property was amended to extend the agreement through August 31, 2005. On August 30, 2005, we sold the Property subject to such interim management agreement. For additional information see “Note 7. Discontinued Operations.” We also had an interim management agreement for the sixth Property that expired on July 31, 2005. Effective as of July 31, 2005, we entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.
     We have entered into an agreement with Marriott relating to the Doral Golf Resort and Spa Property, whereby we received minimum return guarantees, effective August 16, 2004. The minimum return guarantee, which guarantees a certain level of operating income from this Property for the first three years, is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $0.4 million, the remaining balance available to us, under this guarantee has been recognized as a reduction of operating expenses during the year ended December 31, 2005. After the later of December 31, 2006 or the completion of the ballroom renovation at the Property, the manager has agreed to waive certain management fees by the amount of the shortfall, if any, between hotel operating profit and our minimum return.
     We financed the KSL Acquisition by using $367.5 million in cash and by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR plus 2.75 percent. In July 2004, $35.9 million of this loan was repaid with the net proceeds from our sale of Hersha common stock, a publicly-traded hospitality REIT, and the net proceeds from the July 2004 sale of two Properties. In August 2004, an additional $654.2 million of this loan was repaid with the proceeds from a secured mortgage loan. In October 2004, the remainder of the KSL Short-Term Loan was repaid with proceeds from the Senior Term Loan (see Note 12, “Indebtedness” for additional information).
Distributions
     During the years ended December 31, 2005, 2004 and 2003, we declared and paid distributions to our stockholders of $168.1 million, $218.3 million and $130.0 million, respectively. As we began reporting in the third quarter of 2004, we anticipated that the distribution rate might be reduced to support our long-term financial goals. On June 16, 2005, our Board of Directors decided to lower the distribution rate to $0.25 per share based on its second quarter analysis of our distribution policy.
     During the year ended December 31, 2005, $5.0 million in cash flows from operating activities was generated by credit enhancement funding. Distributions in 2005 were paid from available cash, including but not limited to, cash generated from operations and proceeds from asset dispositions.

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
     As stated above, the second, third and fourth quarter of 2005 distributions reflect a distribution rate of $0.25 per share. As reported in our Current Report on Form 8-K, dated June 16, 2005, our decision to adjust distribution levels, commencing with the second quarter 2005 distributions, was based primarily on, but was not limited to, the following factors:
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
     We carefully evaluated our decision to reduce the distribution rate in the second quarter of 2005 and we believe it was the best course of action to create long-term value for us and our stockholders.
     We believe our strategy of investing in the lodging sector when it was out of favor between 2001 and early 2004, as well as our current focus on maximizing internal revenue growth, have positioned and will position us to take advantage of today’s favorable lodging market fundamentals.
For the years ended December 31, 2005, 2004 and 2003, 31 percent, 23 percent and 39 percent, respectively, of the distributions received by stockholders were considered to be ordinary income, 34 percent, 0 percent and 0 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and 35 percent, 77 percent and 61 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as defined in our Charter (“Invested Capital”). The return of Invested Capital relates to a preferred return (the “Preferred Return”) to our stockholders, as defined in our Charter, consisting of the sum of (i) the Stockholder’s 8% Return, as defined in our Charter, and (ii) 100% of the Invested Capital. Prior to possible payment of certain fees to CHC pursuant to our Charter, our stockholders must first receive their Preferred Return. Invested Capital is calculated pursuant to our Charter and requires that, among other things, the portion of any distribution that is attributable to “Net Sales Proceeds”, as defined in our Charter, is deducted from the calculation of Invested Capital. Since none of our distributions were deemed to have resulted from such proceeds, Invested Capital was not reduced for purposes of calculating the Preferred Return.

Stock-Based Compensation
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
     Our Compensation Committee and Board of Directors have approved the grant of $10,000 of our common stock for each quarter of service to our five Independent Directors. During the years ended December 31, 2005 and 2004, we recorded compensation expense of $275,000 and $200,000, respectively, based on a deemed price of $20.00 per share of our common stock. In the future, pursuant to our long-term incentive plan, we intend to issue $10,000 of shares of our common stock to the independent members of the Board of Directors on a quarterly basis or as determined appropriate by the Compensation Committee of the Board. In the event that we complete a merger with CHC, we also expect to issue restricted stock grants to certain employees in the future, subject to the approval of the Compensation Committee.
Cash Flows
     During the years ended December 31, 2005, 2004 and 2003, we generated cash from operations of $169.8 million, $213.7 million and $112.9 million, respectively. The increase in cash flows from operations is primarily due to the acquisition of several significant Properties during 2004, 2003 and in early 2002. Included in cash flows from operations is funding from credit enhancements totaling $5.0 million, $30.4 million and $41.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Cash flows provided by investing activities for the year ended December 31, 2005, was $525.2 million as compared to cash flows used in investing activities of $1.58 billion and $1.89 billion for the years ended December 31, 2004 and 2003, respectively. For 2005, the generation of cash was driven largely from the sale of Properties. During 2004 and 2003 the usage of cash was driven primarily by the acquisition of Properties.
     Cash flows used in financing activities during the year ended December 31, 2005 was $714.7 million including $168.1 million in distributions to stockholders and $504.0 million of principal payments on mortgage loans net of proceeds, including repayments on lines of credit. Cash flows provided by financing activities for the years ended December 31, 2004 and 2003, were $1.32 billion and $1.88 billion, respectively. The cash provided by financing activities during 2004 was primarily generated by proceeds from mortgage loans used to acquire Properties. The cash provided by financing activities during 2003 was primarily generated from subscriptions received from stockholders.

Commitments and Contingencies
     On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, CHC, certain affiliates of us and of CHC, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The complaint asserted claims on behalf of two putative classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement, dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to CHC, overpayment for certain Properties which we acquired and the proposed merger between us and CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and CHC breached certain of their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.
     In addition, on September 8, 2004, a second putative shareholder complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005, the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against our operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against CHC, CNL Financial Group, Inc., and other CHC-related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a) (2), and 15 claims against us and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement. Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Shareholder Complaint (the “First Amended Complaint”), which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and added CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The First Amended Complaint continued to assert claims pursuant to Sections 11, 12(a) (2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act. Further, the breach of fiduciary duty claim was expressly asserted as derivative.
     On July 22, 2005, we and the other defendants filed separate motions to dismiss the First Amended Complaint. Oral argument was heard by the Court on September 9, 2005. On September 9, 2005, the Court dismissed without prejudice the Section 14(a) and 20(a) claims as moot, and granted plaintiff leave to amend its complaint, within thirty days, to add additional plaintiffs that had standing to assert certain Sections 11, 12(a)(2), and 15 claims, and instructed defendants to advise the Court, within thirty days thereafter, whether they have any additional defenses to raise in support of their motions to dismiss in light of any new plaintiffs. On September 13, 2005, the Court dismissed the derivative claims with prejudice finding that plaintiffs had failed to make a pre-suit demand or establish that such demand would have been futile. On September 20, 2005, the Court dismissed the claims asserted against CNL Securities Corp. On September 21, 2005, the Court denied the motion to dismiss CHC as a defendant in the complaint. On October 10, 2005, plaintiffs filed a Consolidated Second Amended Shareholder Complaint (the “Second Amended Complaint”), which added three additional named plaintiffs to assert Sections 11, 12(a)(2), and 15 claims against us and the individual defendants. On November 9, 2005, we moved to dismiss and strike the Second Amended Complaint. On December 16, 2005, the Court entered an order postponing resolution of the motion to dismiss and strike, pending settlement discussions among the parties.

     On February 6, 2006, plaintiffs’ and defendants’ counsel, on our behalf, our advisor, CNL Hospitality Corp. (“CHC”), and certain of our current and former directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster, Robert E. Parsons, Jr., Charles E. Adams, and Lawrence A. Dustin, executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the putative class action brought by plaintiffs on behalf of certain stockholders in the United States District Court for the Middle District of Florida (the “Action”). Under the terms of the MOU, two settlement classes will be certified: (i) a class of all persons who purchased or otherwise acquired our securities issued or offered pursuant to or by means of its registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”); and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8, and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Action, we and the other defendants have agreed to settle the Action.
     Under the terms of the MOU, which became binding and enforceable on March 17, 2006, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25% of all amounts paid into the settlement fund account, totaling approximately $8.75 million, plus expenses, to be paid solely out of the settlement fund account. After payment of fees and expenses, the funds in the settlement fund account will be paid to the Purchaser Class. In connection with the Proxy Class and derivative claims, we and other defendants will acknowledge that the Action was a material factor that was taken into account in connection with (i) the terms of the Amended and Restated Renewal Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and the Payment Agreement, executed by us and CHC and reported in our Current Report on Form 8-K, dated December 30, 2005, and (ii) the revised merger terms currently being actively discussed between us and CHC that are more favorable to us as compared to the existing merger agreement entered into in 2004 (the “Existing Merger Agreement”), including reduced merger consideration, as referenced in our Current Report on Form 8-K dated September 1, 2005. There can be no assurance that we and CHC will definitively agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will contain the more favorable terms presently being discussed, or will be consummated on any terms. Upon execution of any amended merger agreement, we intend to seek prompt approval from our shareholders. In addition, as a part of the settlement of the Action, we will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of our Board comprised solely of three independent Directors to review and approve any proposal by us to our shareholders to approve an amendment to our Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such Directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of Directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we have agreed to pay as part of the settlement, subject to Court approval. The MOU and terms of the settlement were approved by the Special Litigation Committee of our Board of Directors, which is comprised of the three non-defendant members of the Board of Directors.
     On March 13, 2006, the Court held a status conference, wherein the parties informed the Court of the terms of the MOU and their intention for the settlement to be documented by a Stipulation of Settlement. The Court ordered that any Stipulation of Settlement and accompanying documents must be filed with the Court no later than March 31, 2006. We and the other defendants and plaintiffs are engaged in active negotiations to arrive at mutually agreeable terms of a Stipulation of Settlement. There can be no assurance that the parties will agree to a Stipulation of Settlement, that the Court will approve the settlement on the terms contained in the MOU or that the settlement will be consummated on the terms and conditions set forth in the MOU or at all. A preliminary fairness hearing is scheduled for April 11, 2006, at which point it is anticipated that the Court will order notice of the settlement to be sent to members of the Purchaser Class and the Proxy Class, and a final fairness hearing would then be scheduled.
     Based upon the terms of the MOU, we accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005.

     On March 13, 2006, we filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to us (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. Our D&O Action seeks, among other things, reimbursement of our costs incurred in connection with the Action, including defense costs and payments contemplated by the MOU, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that we will prevail in the D&O Action.
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
     As of December 31, 2005, we had commitments to fund furniture, fixture and equipment replacements and capital improvements at our Properties. During 2006, we expect to spend a total of $179.0 million on the replacement of furniture fixtures and equipment (“FF&E”) and capital improvements. Of this total, 79.2 million is expected to be funded from cash held in FF&E reserve accounts and $99.8 million is expected to be funded from our other sources of liquidity listed above. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated joint ventures, if shortfalls arise. We do not anticipate any such shortfalls occurring at this time.
Commitments and Contingencies—CNL Hospitality Corp. Merger and Other Matters
     On March 31, 2005, we entered into an agreement with CHC (the “Renewal Agreement”), with respect to an advisory agreement, dated as of April 1, 2004, between us and CHC (the “Advisory Agreement”), pursuant to which Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. Pursuant to the terms of the Renewal Agreement, the parties agreed to further review and negotiate the rate of Acquisition Fees under the Advisory Agreement.
     The Renewal Agreement provided that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to CHC, we would determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to CHC on or before May 1, 2005, which we did. CHC responded to our proposal on May 26, 2005, but did not agree with our proposal. We and CHC entered into successive amendments to the Renewal Agreement to extend the July 1, 2005 deadline to negotiate the Rate for additional monthly periods with the last extension expiring on January 1, 2006.
     On December 30, 2005, we and CHC entered into the Amended and Restated Renewal Agreement, which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended the “Amended Advisory Agreement”). The Amended and Restated Renewal Agreement provides for a reduction in the rate of Acquisition Fees from 4.5% to 3.0%, retroactive to April 1, 2005.
     In April 2004, we entered into a merger agreement with CHC (the “Existing Merger Agreement”). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of ours (the “Existing Merger”) and was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of our Board of Directors comprised of three of our independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on our behalf. Although the Existing Merger Agreement remains in effect, as reported in our Current Report on Form 8-K dated December 30, 2005, the Special Committee, on our behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to us than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval.

There can be no assurance that we and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.
     The Existing Merger Agreement provides that during the period from the execution of the Existing Merger Agreement, April 29, 2004, until the earlier of (i) the Existing Merger becoming effective or (ii) the Existing Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Existing Merger Agreement, CHC is not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, we paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Existing Merger Agreement, we paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the years ended December 31, 2005 and 2004, we paid acquisition fees totaling $23.0 million and $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.
     In connection with the Existing Merger Agreement, we entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the Existing Merger. We have reserved 1,788,000 shares of our common stock awards pursuant to the terms of our 2004 omnibus long-term incentive plan, some of which, pursuant to the aforementioned employment agreements, were intended to be granted to such persons. The initial term of these employment agreements terminates on December 31, 2007. Since, as of the date of this filing the Existing Merger has not been consummated and is not likely to be consummated in its current form, these employment agreements are not yet effective and we do not believe they will become effective in their current form.
     On December 30, 2005, we and CHC entered into the Payment Agreement which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.
     The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid, on December 30, 2005, and (ii) a promissory note to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006 and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
     On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing April 1, 2006 and terminating on June 30, 2006.

Events Subsequent to December 31, 2005
     On January 31, 2006, we, through various affiliates, entered into amended and restated management agreements for three of our Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). Our affiliates entered into the original management agreements for the Resorts with KSL II Management Operations, LLC (“KMO”) on August 16, 2004 (the “Original Management Agreements”). On January 31, 2006, KMO contributed and assigned the Original Agreements and related assets to MCO (the “Contribution”), which at that time was a wholly-owned subsidiary of KMO. Immediately following the Contribution, Hilton, through an affiliate, acquired MCO, including all of the rights of MCO in and to the Original Management Agreements. The Amended Management Agreements between MCO, now an affiliate of Hilton, and our affiliates became effective as of February 1, 2006.
     The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels.
     In addition, pursuant to the arrangements with Hilton, the Resorts will be designated with a new brand introduced by Hilton, “The Waldorf=Astoria Collection”, and are expected to participate in certain Hilton programs including technology programs, the Hilton HHonors® guest reward program, the Hilton Reservations Worldwide system, eBusiness programs, world-wide sales and marketing programs, and other operations support.
     On January 9, 2006, we completed the Del Sale. The Property was sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, net proceeds to us are expected to be approximately $166 million with an estimated net gain of approximately $130 million. The Del Sale was completed pursuant to the terms of the Purchase and Sale Agreement, dated October 31, 2005, between certain of our affiliates and the Purchaser.
     On January 9, 2006, we also entered into a $1.525 billion loan agreement (the “New CMBS Loan”) with German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the Company’s existing $1.5 billion CMBS loan (the “Existing CMBS Loan”) which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Existing CMBS Loan and the closing of the New CMBS Loan.
     The New CMBS Loan is collateralized by the following Properties – Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New CMBS Loan bears monthly interest at (a) 5.57 percent fixed on $1 billion, and (b) one-month LIBOR plus 2.725 percent on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Existing CMBS Loan agreement, including ones which require us to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions.
     Pursuant to the New CMBS Loan agreement, we entered into a two-year interest rate protection agreement, for $2.3 million, which caps one-month LIBOR at 4.75 percent on the $525 million floating rate portion of the New CMBS Loan. In connection with paying off the Existing CMBS Loan, we terminated the interest rate protection agreements applicable to that loan. Payments of interest only are due monthly on the New CMBS Loan with the entire principal balance due on the anticipated maturity date of February 1, 2011.

     On December 28, 2005, we and THI III GL Investments L.L.C. entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “GL Purchase Agreement”) to acquire the Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “Resort”) (the “GL Purchase”). The GL Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million pursuant to the terms of the GL Purchase Agreement.
     In connection therewith, and as part of the GL Purchase, we assumed the existing management agreements for the two resort properties and the golf operation. In addition, in conjunction with the GL Purchase we obtained a new $570 million loan (the “GL Borrowing”) from an affiliate of Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Borrowing were used to acquire the Resort. The GL Borrowing is collateralized by the two Resort Properties – the JW Marriott and Ritz-Carlton. The GL Borrowing bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.
     The GL Borrowing loan agreement contains restrictive covenants similar to those in our existing CMBS loan agreements, including ones which require us to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Borrowing has customary default and acceleration provisions.
     Pursuant to the GL Borrowing agreement, we entered into a two-year interest rate protection agreement which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Borrowing.
     On March 2, 2006, our Board of Directors declared the distribution for the first quarter of 2006 at a distribution rate of $0.25 per share for all stockholders of record on March 6, 2006.
     On March 17, 2006, through a consolidated partnership in which we own a 70 percent interest (the “Hilton 1 Partnership”), we obtained a commitment for a $120 million loan from an affiliate of The Prudential Insurance Company of America (the “Hilton 1 Loan”). The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR. The funding of the Hilton 1 Loan is expected to occur on April 3, 2006.
     Upon closing, approximately $100 million of the loan proceeds will be used to refinance the existing debt of the Hilton 1 Partnership, which was scheduled to mature in October 2006, and to pay costs associated with the Hilton 1 Loan. The Hilton 1 Partnership will distribute a portion of the proceeds to us as a return of capital.
     The loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25 year amortization through maturity on April 1, 2011. The loan is collateralized by the four Properties and contains restrictive covenants, as set forth in the loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

Off-Balance Sheet Arrangements
     At December 31, 2005, we had unconsolidated investments in two joint ventures that each owned one Property. The unconsolidated entities had $429.6 million of non-recourse mortgage debt relating to these Properties. We have also severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt is not reflected as a liability on our consolidated balance sheet.
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
     We have recorded equity in earnings of unconsolidated entities of $32.8 million and equity in losses of unconsolidated entities of $18.5 million for the years ended December 31, 2005 and 2004, respectively, including a gain of approximately $46.4 million recognized in connection with the WBR Sale for the year ended December 31, 2005, and a non-recurring charge for loss on extinguishment of debt of $15.7 million and $13.1 million, for the years ended December 31, 2005 and 2004, respectively, and received distributions of $55.4 million and $4.1 million for the years ended December 31, 2005 and 2004, respectively. The principal source of revenue for these unconsolidated entities is revenues from hotel and resort operations, which are not included in our consolidated statements of operations. Revenues for these unconsolidated entities were $221.4 million and $203.8 million for the years ended December 31, 2005 and 2004, respectively.
     Capital expenditures on these Properties are generally paid from the capital reserve account of the unconsolidated entity, which is funded from the income from operations of these ventures. However, if a venture has insufficient cash flow to meet operating expenses or make necessary capital improvements, the venture may make a capital call upon the venture members or partners to fund such necessary improvements. It is possible that, in the event of a capital call, the other joint venture members or partners may be unwilling or unable to make the necessary capital contributions. Under such circumstances, we may elect to make the other party’s contribution as a loan to the venture or as an additional capital contribution by us. Under certain circumstances, a capital contribution by us may increase our equity investment to greater than 50 percent and may require that we consolidate the venture, including all of its assets and liabilities and its statement of operations, into our consolidated financial statements.
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

Contractual Cash Obligations
     The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of December 31, 2005 (in thousands):

	Less than
Contractual Cash Obligations	1 Year		2-3 Years	4-5 Years*	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$133,923		$389,010	$2,003,692	$72,829	$2,599,454
Interest expense	187,326		343,214	172,192	5,056	707,788
Capital lease obligations	2,779		3,625	1,883	—	8,287
Capital expenditures	178,952		—	—	—	178,952
Payment Agreement	15,000		12,000	—	—	27,000
Litigation settlement	5,500	**	19,350	15,650	—	40,500

	$523,480		$767,199	$2,193,417	$77,885	$3,561,981

*	In March 2006 we refinanced approximately $1.5 billion of the scheduled maturities in mortgages and other notes payable pursuant to which the long-term borrowing will mature in 2011.

**	Estimated timing of payment, although no assurance can be given that payment will occur during this period.
Additional Information
Related Party Transactions
     Certain of our Directors and officers hold similar positions with CHC and its affiliates. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of the Company’s assets. During 2005, CNL Securities Corp. (“CSC”), the managing dealer of our prior offerings, conducted a compliance review relative to recent rule changes implemented by the NASD. Based upon this review, CSC determined that certain commissions, totaling $2.1 million, accrued in 2004 and paid in January 2005, by us, should not have been paid to CSC as they had reached the cap on such costs that could be passed through to us. CSC refunded these commissions to us in November 2005.
     In addition, CSC determined that we had exceeded the stock issuance cost cap in connection with the third offering in April 2002, by an amount of $0.4 million. CSC refunded these costs to us in November 2005.
     Amounts incurred (refunded) relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2005	2004
CNL Securities Corp.:
Selling commissions (refund), net*	$(2,103)	$47,519
Marketing support fee and due diligence expense reimbursements (refund), net *	(394)	3,072

	(2,497)	50,591

CHC and its affiliates:
Acquisition fees	23,000	30,235
Development fees	3,001	2,224
Asset management fees	27,868	26,505

	53,869	58,964

	$51,372	$109,555

*	The majority of the fees and reimbursements incurred in 2004 were paid to unaffiliated broker-dealer firms.

     Approximately $27.0 million and $5.9 million are included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.
     CHC and its affiliates provide various administrative services to us, including, but not limited to, services related to legal administration; accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with our best-efforts offerings), on a day-to-day basis. The expenses incurred for these services were $4.5 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively.
The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2005	2004
Stock issuance costs	$—	$8,188
General operating and administrative expenses	4,515	4,328

	$4,515	$12,516

     Pursuant to our Advisory Agreement, CHC provides management services relating to our business, the Properties and, if applicable, any mortgage loans we may provide to other hotel and resort operators. Under the terms of this Advisory Agreement, CHC is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices. CHC also provides us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (“the PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in our Properties, exclusive of Acquisition Fees (as described herein) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we pay CHC for PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees we pay CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for us.

     For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by us and CHC (as more fully described herein) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if our stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Existing Merger Agreement (as defined below) between us and CHC.
     On March 31, 2005, we entered into an agreement with CHC (the “Renewal Agreement”), with respect to the Advisory Agreement, effective as of April 1, 2004, between us and CHC (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. Pursuant to the terms of the Renewal Agreement, the parties agreed to further review and negotiate the rate of Acquisition Fees under the Advisory Agreement.
     On December 30, 2005, we and CHC also entered into an Amended and Restated Renewal Agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). The Amended and Restated Renewal Agreement provides for a reduction in the rate of Acquisition Fees from 4.5% to 3.0%, retroactive to April 1, 2005.
     In April 2004, we entered into a merger agreement with CHC (the “Existing Merger Agreement”). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of ours (the “Existing Merger”) and was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of our Board of Directors comprised of three of our independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on our behalf. Although the Existing Merger Agreement remains in effect, as reported in our Current Report on Form 8-K dated December 30, 2005, the Special Committee, on our behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to us than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. We anticipate that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to our stockholders for approval. There can be no assurance that we and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.
     The Existing Merger Agreement provides that during the period from the execution of the Existing Merger Agreement, April 29, 2004, until the earlier of (i) the Existing Merger becoming effective or (ii) the Existing Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Existing Merger Agreement, CHC is not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, we paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Existing Merger Agreement, we paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the years ended December 31, 2005 and 2004, we paid acquisition fees totaling $23.0 million and $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.

     In connection with the Existing Merger Agreement, we entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as our officers effective as of the effective date of the Existing Merger. We have reserved 1,788,000 shares of our common stock awards pursuant to the terms of our 2004 omnibus long-term incentive plan, some of which, pursuant to the aforementioned employment agreements, were intended to be granted to such persons. The initial term of these employment agreements terminates on December 31, 2007. Since, as of the date of this filing the Existing Merger has not been consummated and is not likely to be consummated in its current form, these employment agreements are not yet effective and we do not believe they will become effective in their current form.
     On December 30, 2005, we and CHC entered into the Payment Agreement which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.
     The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid, on December 30, 2005, and (ii) a promissory note made by us to CHC in the original principal amount of $27 million which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
     On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing April 1, 2006 and terminating on June 30, 2006.
     In April 2005, KSL II Management Operations LLC (“KSL”), in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the our Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s Charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. We received $130,000 for access fees for 2006 under the terms of this agreement during the year ended December 31, 2005. At December 31, 2005, such fees are deferred for recognition as income in future periods.

     On May 13, 2005, the Board approved an amendment to our bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of the bylaws that addresses Director compensation and provides that our Directors will be entitled to receive compensation as may be determined by the Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of CHC are not entitled to and do not receive compensation for their services or activities in accordance with our bylaws.
     Our Compensation Committee and Board of Directors have approved the grant of $10,000 of our common stock for each quarter of service to our five Independent Directors. During the years ended December 31, 2005 and 2004, we recorded compensation expense of $275,000 and $200,000, respectively, based on a deemed price of $20.00 per share of our common stock. In the future, pursuant to our long-term incentive plan, we intend to issue $10,000 of shares of our common stock to the independent members of the Board of Directors on a quarterly basis or as determined appropriate by the Compensation Committee of the Board. In event that we complete a merger with CHC, we also expect to issue restricted stock grants to certain employees in the future subject to the approval of the Compensation Committee.
     In May 2005, we entered into indemnification agreements with three of our Independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and our assistant secretary, Stephanie J. Thomas and amended indemnification agreements with C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom and Marcel Verbaas to conform them to other outstanding indemnification agreements. The indemnification agreements require, among other things, that we indemnify these officers and Directors, to the fullest extent required or permitted by our charter and by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates and CHC, as the case may be, to the extent such decisions and actions are performed on our behalf. The indemnification agreements also require that we advance to these officers and Directors all related expenses; subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with us for the officer or Director, as the case may be. On October 3, 2005, we entered into a similar agreement with Greerson G. McMullen, our Chief General Counsel, Senior Vice President and Secretary and Chief General Counsel and Senior Vice President of CHC.
     We own a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which CHC and certain affiliates of CFG lease office space. CFG owns a controlling interest in the parent company of CHC and is indirectly wholly-owned by James M. Seneff, our Chairman of the Board, and his wife. Robert A. Bourne, our Vice-Chairman of the Board, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1 percent interest as general partner of Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which has a 49.495 percent interest, as a limited partner, in Owner; CNL Retirement Properties, Inc. which has a 9.901 percent interest, as a limited partner, in Owner; Commercial Net Lease Realty, Inc., which has a 24.7525 percent interest, as a limited partner, in Owner; and CNL APF Partners, LP, which has a 4.9505 percent interest, as a limited partner, in Owner. We also own a 9.9 percent interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of Owner. The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and the Borrower are reported in “Note 6. Investments in Unconsolidated Entities,” under the caption “Other Joint Ventures.”
     In 2002, we guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the Borrower. Our guaranty was a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent of the Wachovia Loan. CFG negotiated a new $14 million unsecured loan to the Borrower to refinance the remaining balance of the original loan. As with the original loan, we executed a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent, or approximately $2.3 million, on September 30, 2005. Thomas J. Hutchison III, John A. Griswold, Robert A. Bourne and James M. Seneff, each a Director and officer of ours are also directors and officers of CHC and an affiliate of CFG.

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
     We maintain bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of CHC, is a stockholder. The amounts deposited with this bank were approximately $39.8 million and $41.7 million at December 31, 2005 and 2004, respectively.
     As more fully described in “Note 6. Investments in Unconsolidated Entities,” we own an unconsolidated interest in DRR, LLC, a partnership in which a limited partner, DRR Ltd., is controlled by our Chairman, James M. Seneff, Jr. and Vice Chairman of the Board, Robert A. Bourne.
     CTM engaged Dustin/Massagli LLC, a company in which one of our previous directors is president, a director and a principal stockholder, to manage its business. In January 2005, EMTG, LLC was dissolved and we wrote off our remaining investment in CTM as of December 31, 2004.
     We may compete with certain of our affiliates who may seek to acquire properties that, while not directly in our industry, could satisfy our acquisition criteria. CNL Income Properties, Inc. (“CIP”), an entity in which two of our Directors also serve as directors of CIP, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not considered a part of our industry, a leisure property could contain a hotel or resort that satisfies the acquisition criteria of CIP and us. In the event that a property which includes a hotel or resort becomes available, and the property is a suitable investment for both CIP and us, CIP has given us a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and us, we have been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months were generated by hotels or resorts. CIP may revoke our right of first offer at any time.
     In connection with the KSL Acquisition, we acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004, CHC chartered the plane from the unaffiliated third-party operator on competitive terms. Neither CHC nor its officers chartered our plane during 2005. In connection with the charter activity, we received expense reimbursements of approximately $0.1 million for the charges incurred by CHC. These payments have been recorded as a reduction in expenses. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. In February 2006, we sold the plane to an unaffiliated third party and recognized a net loss of approximately $1.3 million resulting from the early termination fee of the underlying capital lease.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2006	2007	2008	2009*	2010	Thereafter	Total	Fair Value
Debt:
Fixed rate	$23,284	$176,004	$213,006	$233,153	$232,787	$72,829	$951,063	$891,006
Average interest	6.65%	6.91%	6.39%	6.39%	6.39%	8.70%
Variable rate	$110,639	$––	$––	$1,537,752	$––	$––	$1,648,391	$1,648,391
Average interest	6.33%	n/a	n/a	7.18%	n/a	n/a
Total debt	$133,923	$176,004	$213,006	$1,770,905	$232,787	$72,829	$2,599,454

*	In March 2006, we refinanced approximately $1.5 billion of the variable rate debt scheduled maturities pursuant to which the long-term borrowing will mature in 2011 and for which $1.0 billion carries a fixed interest rate.
     We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Common Stock Offerings and Debt Financing” section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges. All of our variable rate debt instruments have designated interest rate protection agreements pursuant to which the exposure to rising rates is capped at a specified level. Pursuant to these hedges, approximately 99% of the variable debt rate is capped. In addition, we have fixed interest rate mortgages and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages and notes payable under permanent financing arrangements at December 31, 2005 and December 31, 2004, was $891.0 million and $907.3 million, respectively. Fair value was determined based on market prices as of December 31, 2005.
     Management estimates that a one-percentage point increase in interest rates for debt outstanding as of December 31, 2005, and December 31, 2004 would have resulted in additional annualized interest costs of $0, due to the impact of interest rate protection agreements, and $25.3 million during the years ended December 31, 2005 and 2004, respectively.
     The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8. Financial Statements and Supplementary Data
CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of CNL Hotels & Resorts, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CNL Hotels & Resorts, Inc. at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/  PricewaterhouseCoopers LLP
Orlando, Florida
March 24, 2006

CNL HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Hotel and resort properties, net	$3,998,822	$4,079,844
Investments in unconsolidated entities	—	10,248
Assets held for sale	425,633	973,857
Cash and cash equivalents	83,307	99,135
Restricted cash	113,981	137,161
Receivables, net	88,625	76,893
Goodwill	513,132	491,791
Intangible assets, net	336,723	347,265
Prepaid expenses and other assets	99,169	55,783
Loan costs, less accumulated amortization of $38,960 and $17,205, respectively	29,390	45,068

Total assets	$5,688,782	$6,317,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	2,599,454	2,878,583
Liabilities associated with assets held for sale	418,957	663,832
Accounts payable and accrued expenses	175,026	166,880
Accrued litigation settlement	34,151	—
Other liabilities	25,552	28,839
Distributions and losses in excess of investments in unconsolidated entities	2,600	—
Due to related parties	27,000	5,885
Member deposits	229,809	214,246

Total liabilities	3,512,549	3,958,265

Commitments and contingencies

Minority interests	114,860	148,825

Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 158,417
and 156,167 shares, respectively; outstanding 152,882 and 152,913 shares, respectively	1,530	1,531
Capital in excess of par value	2,743,073	2,740,430
Accumulated distributions in excess of net income	(689,022)	(527,790)
Accumulated other comprehensive income (loss)	5,792	(4,216)

Total stockholders’ equity	2,061,373	2,209,955

Total liabilities and stockholders’ equity	$5,688,782	$6,317,045

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Room	$795,447	$630,857	$301,593
Food and beverage	343,121	263,517	92,064
Other hotel and resort operating departments	190,683	138,891	25,441
Rental income from operating leases	16,741	24,650	25,024
Other income	2,522	3,598	3,975

	1,348,514	1,061,513	448,097

Expenses:
Room	188,970	153,132	71,676
Food and beverage	234,588	191,203	70,801
Other hotel and resort operating departments	116,026	88,091	16,429
Property operations	246,207	206,353	95,925
Repairs and maintenance	57,147	46,365	21,538
Hotel and resort management fees	40,282	26,047	11,068
Sales and marketing	80,752	66,902	30,381
Credit enhancement funding	(2,057)	(23,006)	(18,840)
General operating and administrative	26,130	23,668	7,937
Litigation settlement	34,151	—	—
State and local taxes	6,700	5,633	2,042
Asset management fees to related party	27,868	26,505	12,782
Depreciation and amortization	182,995	145,872	62,102

	1,239,759	956,765	383,841

Operating profit	108,755	104,748	64,256

Interest income	4,077	2,512	1,781
Interest and loan cost amortization	(192,355)	(153,103)	(59,056)
Gain on sale of common stock	––	9,268	––
Impairment of equity method investment	––	(1,275)	––
(Loss) gain on hedge termination	(1,139)	3,511	––
Transaction costs	(5,458)	(11,521)	(154)
Loss on extinguishment of debt	(2,190)	(17,877)	––

(Loss) income before equity in losses of unconsolidated entities, minority interests and (expense) benefit from income taxes	(88,310)	(63,737)	6,827
Equity in earnings (losses) of unconsolidated entities	32,775	(18,469)	(23,970)
Minority interests	(5,517)	(3,311)	960

Loss from continuing operations before (expense) benefit from income taxes	(61,052)	(85,517)	(16,183)

Benefit (expense) from income taxes	2,965	(27,442)	(262)

Loss from continuing operations	(58,087)	(112,959)	(16,445)
Income from discontinued operations	64,987	25,846	22,438

Net income (loss)	$6,900	$(87,113)	$5,993

(Loss) earnings per share of common stock (basic and diluted):
Continuing operations	$(0.38)	$(0.76)	$(0.19)
Discontinued operations	0.43	0.17	0.26

	$0.05	$(0.59)	$0.07

Weighted average number of shares of common stock outstanding:
Basic and diluted	152,874	148,059	86,225

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2005, 2004 and 2003 (in thousands, except per share data)

				Accumulated	Accumulated
	Common Stock		Capital in	distributions in	other
	Number of		excess of par	excess of net	comprehensive		Comprehensive
	shares	Par value	value	earnings (loss)	loss	Total	income/(loss)
Balance at December 31, 2002	63,004	$630	$1,116,375	$(98,366)	$(4,316)	$1,014,323

Subscriptions received for common stock through public offerings and distribution reinvestment plan	58,475	586	1,168,910	—	—	1,169,496

Retirement of common stock	(358)	(4)	(6,587)	—	—	(6,591)

Stock issuance costs	—	—	(113,211)	—	—	(113,211)

Net income	—	—	—	5,993	—	5,993	$5,993

Current period adjustments to recognize value of cash flow hedges	—	—	—	—	554	554	554

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(791)	(791)	(791)

Translation adjustment from foreign operations	—	—	—	—	929	929	929

Total comprehensive income	—	—	—	—	—	—	$6,685

Distributions declared and paid ($1.55 per share)	—	—	—	(129,961)	—	(129,961)

Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2005, 2004 and 2003 (in thousands, except per share data)

				Accumulated	Accumulated
	Common Stock		Capital in	distributions in	other
	Number of		excess of par	excess of net	comprehensive		Comprehensive
	shares	Par value	value	earnings (loss)	loss	Total	income/(loss)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

Subscriptions received for common stock through public offerings and distribution reinvestment plan	33,061	331	658,247	—	—	658,578

Issuance of common stock (to Board of Directors)	38	1	749	—	—	750

Retirement of common stock	(1,307)	(13)	(24,623)	—	—	(24,636)

Stock issuance costs	—	—	(59,430)	—	—	(59,430)

Net loss	—	—	—	(87,113)	—	(87,113)	$(87,113)

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(2,864)	(2,864)	(2,864)

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	768	768	768

Translation adjustment from foreign operations	—	—	—	—	1,504	1,504	1,504

Total comprehensive loss	—	—	—	—	—	—	$(87,705)

Distributions declared and paid ($1.49 per share)	—	—	—	(218,343)	—	(218,343)

Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2005, 2004 and 2003 (in thousands, except per share data)

				Accumulated
				distributions in	Accumulated
	Common Stock		Capital in	excess of	other
	Number of	Par	excess of	net earnings	comprehensive		Comprehensive
	shares	value	par value	(loss)	income (loss)	Total	income/(loss)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955

Subscriptions received for common stock through public offerings and distribution reinvestment plan	2,243	22	43,319	—	—	43,341

Issuance of common stock (to Board of Directors)	7	—	140	—	—	140

Retirement of common stock	(2,281)	(23)	(43,313)			(43,336)

Stock issuance cost refund	—	—	2,497	—	—	2,497

Net income	—	—	—	6,900	—	6,900	$6,900

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	8,346	8,346	8,346

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(7)	(7)	(7)

Translation adjustment from foreign operations	—	—	—	—	1,669	1,669	1,669

Total comprehensive income							$16,908

Distributions declared and paid ($1.10 per share)	—	—	—	(168,132)	—	(168,132)

Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$6,900	$(87,113)	$5,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	195,607	174,214	76,714
Amortization	27,056	18,888	3,337
Equity in (income) losses from investments in unconsolidated entities, net of distributions	(24,925)	22,552	33,070
Loss on impairments	344	7,193	—
Gain on sale of common stock	—	(9,268)	—
Gain on lease terminations	(924)	—	—
Gain on hedge termination	—	(3,511)	—
Gain on sale of hotel properties	(67,321)	(645)	—
Loss on extinguishment of debt	9,321	1,707	—
Loss on hedge termination	1,139	—	—
Minority interest	7,199	8,403	(778)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	(4,677)	17,204	(33,298)
Prepaid expenses and other assets	(14,357)	11,741	(1,543)
Deferred tax asset	—	25,828	(1,321)
Accounts payable and accrued expenses	6,961	12,749	17,182
Accrued litigation expense	34,151	—	—
Due to related parties	(5,885)	(5,685)	9,065
Other liabilities	(16,340)	2,910	4,466
Member deposits	15,564	16,574	—

Net cash provided by operating activities	169,813	213,741	112,887

Cash flows from investing activities:
Cash paid in connection with acquisitions and capital expenditures	(108,559)	(118,213)	(1,307,313)
KSL Acquisition	—	(1,426,309)	—
RFS Acquisition	—	—	(450,350)
Investment in unconsolidated entities	—	(2,192)	(727)
Sale of investment in equity securities	—	28,295	—
Proceeds from sale of hotel and resort Properties	595,300	16,810	—

Distribution from unconsolidated entity related to sales proceeds	47,529	—	—
Deposit on property and other investments	(16,725)	—	(24,985)
Decrease (increase) in restricted cash	8,062	(37,778)	(29,241)
Increase in other assets	(400)	(37,655)	(81,996)

Net cash provided by (used in) investing activities	525,207	(1,577,042)	(1,894,612)

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Net repayments from borrowings on lines of credit	$—	$(24,073)	$(6)
Payment of loan costs	(8,004)	(43,979)	(9,751)
Proceeds from mortgage loans	400,000	1,922,508	866,912
Net payment to acquire/terminate cash flow hedges	(3,020)	(4,899)	—
Principal payments on mortgage loans	(903,980)	(802,812)	(4,730)
Proceeds from other notes payable, net of repayments	—	(63,593)	(2,533)
Payment of capital lease obligation	(772)	(1,823)	—
Subscriptions received from stockholders	43,481	658,578	1,169,496
Distributions to stockholders	(168,132)	(218,343)	(129,961)
Distributions to minority interest, net of contributions	(33,418)	(13,213)	106,853
Retirement of common stock	(43,336)	(24,636)	(6,591)
Refund (payment) of stock issuance costs	2,497	(59,430)	(113,211)

Net cash (used in) provided by financing activities	(714,684)	1,324,285	1,876,478

Net (decrease) increase in cash and cash equivalents	(19,664)	(39,016)	94,753

Cash and cash equivalents at beginning of year	99,135	147,694	52,941

Net decrease in cash and cash equivalents	(19,664)	(39,016)	94,753

Net increase (decrease) in cash and cash equivalents of assets held for sale	3,836	(9,543)	—

Cash and cash equivalents at end of year	$83,307	$99,135	$147,694

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$214,106	$160,525	$54,315

Supplemental schedule of non-cash investing activities:
RFS Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$—	$—	$5,612
Restricted cash	—	—	9,069
Accounts receivable	—	—	5,442
Loan costs	—	—	5,544
Prepaid expenses and other assets	—	—	8,595
Deferred tax asset	—	—	24,505
Hotel Properties	—	—	713,352

Total	$—	$—	$772,119

Liabilities assumed:
Accounts payable and accrued expenses	$—	$—	$23,207
Mortgages payable	—	—	160,731
Other notes payable	—	—	124,021

Total	$—	$—	$307,959

Net assets acquired	$—	$—	$464,160

Net of cash	$—	$—	$458,548

Hotel Properties acquired as a result of the RFS
Acquisition classified as Real Estate Held for Sale	$—	$—	$29,550

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2005	2004	2003
KSL Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$—	$18,895	$—
Restricted cash	—	42,878	—
Accounts receivable	—	50,816	—
Prepaid expenses and other assets	—	36,866	—
Hotel Properties	—	1,650,597	—
Goodwill	—	491,736	—
Intangible assets	—	327,771	—

Total	$—	$2,619,559	$—

Liabilities assumed:
Accounts payable and accrued expenses	$—	$98,551	$—
Mortgages payable	—	796,048	—
Other liabilities	—	28,719	—
Member deposits	—	197,672	—

Total	$—	$1,120,990	$—

Net assets acquired	$—	$1,498,569	$—

Net of cash	$—	$1,479,674	$—

Amounts incurred but not paid for construction in progress	$—	$6,425	$6,682

Allocation of acquisition fees included in other assets to investment in hotel Properties and unconsolidated entities	$4,067	$1,481	$77,014

Allocation of deferred acquisition fee payable to investment in hotel Properties, goodwill, prepaid asset management fee and unconsolidated entities	$23,000	$—	$—

Reallocation to properties from goodwill	$—	$9,522	$—

Assets purchased under capital leases acquired during the period	$1,948	$—	$––

Distribution of land and construction in progress to joint venture partners	$16,390	$—	$––

Contribution to unconsolidated entity of land and construction in progress	$8,195	$—	$––

Gain in connection with change in fair value of derivatives	$5,524	$—	$––

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Supplemental schedule of non-cash financing activities:
Non-cash reduction in TIF Note	$—	$315	$360

Distributions declared not paid to minority interest at year end	$4,067	$2,919	$––

Loans assumed as a result of the acquisition of Properties	$—	$—	$75,571

Obligations under capital leases acquired during the period	$—	$3,486	$––

Capital lease assumed by buyer in connection with sale of Property	$11,695	$—	$––

Note payable related to insurance premium financing	$14,124	$—	$––

Distribution of land and construction in process to minority interest	$8,195	$––	$––

See accompanying notes to consolidated financial statements

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2005, the Company owned 71 Properties directly and 22 Properties through equity investments, including two unconsolidated Properties. The Company leases 87 of its Properties, including the two unconsolidated Properties, to wholly-owned taxable REIT subsidiary (“TRS”) entities (the “TRS Lessees”) which contract with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from the operating leases for these Properties is included in consolidated results of operations. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

On October 31, 2005, the Company, through certain of its affiliates, entered into a Purchase and Sale Agreement with affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co., to sell all of its interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California (the “Hotel Del”), and in CNL KSL North Beach Development, LP (the “North Beach Partnership”), which is developing a piece of property adjacent to the hotel (the “Del Sale”). The Del Sale closed on January 9, 2006. For additional information, see “Note 24. Subsequent Events.”

On December 28, 2005, the Company and THI III GL Investments L.L.C. entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “GL Purchase Agreement”) to acquire the Grande Lakes Orlando resort. The Grande Lakes Orlando resort includes a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “Grande Lakes Resort”) (the “GL Purchase”). The Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million. For additional information, see “Note 24. Subsequent Events.”

2.	Summary of Significant Accounting Policies:

Basis of Presentation – The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 31 of the Company’s Properties have managers that have a different quarterly accounting calendar. For these hotels and resorts, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results may reflect different ending dates.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and each of its wholly-owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9”) or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46 or has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9.

Reclassification – In accordance with FAS 144, the Company has included the Properties sold during 2004 and 2005 and the Property identified as held for sale as of December 31, 2005, in discontinued operations in the consolidated statements of operations for all periods presented. The December 31, 2005 and 2004 balance sheets have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale. These reclassifications had no impact on net income (loss) or stockholders’ equity.

Segment Information – The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a Property-by-Property basis, by operator, by chain-scale classification and by brand. The Company derives all significant revenues from a single reportable operating segment of business, hotel and resort real estate ownership. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment of business.

Reverse Stock Split – On July 30, 2004, the Company’s stockholders approved a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, in an exchange ratio of one common share for every two issued and outstanding common shares which also resulted in the par value being adjusted to $0.02 per share. The Reverse Stock Split became effective on August 2, 2004, and on such date the par value was reset at $0.01 per share. All share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation – The results of operations for our one foreign location, located in Montreal, Quebec, are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

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

Impairment of Long-Lived Assets – In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company’s long-lived assets are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of the long-lived asset is considered impaired when the projected undiscounted pre-tax cash flows are less than the carrying value. The recoverability of the carrying value of long-lived assets is assessed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If cash flows are less than the carrying value of an asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are measured at the lower of their carrying value or fair value less cost to sell. Fair value is determined through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals. If an impairment is recognized, the adjusted carrying value of the long-lived asset represents the new cost basis for the asset.

Investment in Unconsolidated Entities – Investments in unconsolidated entities are accounted for under the equity method of accounting. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the subsidiaries is due to acquisition fees and expenses which have been allocated to the Company’s investment. These amounts are amortized over 36 years, which is the estimated life of the building and equipment acquired.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Restricted Cash – Cash is restricted to fund 1) certain of the Company’s operating expenses, 2) expenditures relating to furniture, fixtures and equipment replacement (pursuant to hotel and resort management agreements), 3) other capital expenditures directly associated with its Properties, and 4) reserves required pursuant to certain borrowings and has been included in the accompanying consolidated balance sheets as restricted cash. Certain of the restricted cash identified for renovations has been designated as such at the discretion of the Company and is not subject to specific contractual arrangements or obligations. Restricted cash consisted of the following at December 31 (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Furniture, fixtures and equipment reserves	$50,592	$61,168
Renovations	38,240	14,530
Taxes and insurance escrow	6,899	9,635
Deposits	12,104	18,855
Reserve funds required by lenders	5,899	32,973
Deferred compensation	247	—

	$113,981	$137,161

Stock-Based Compensation – In 2004, the Company’s stockholders approved and the Company adopted a long-term incentive plan and reserved 1,788,000 shares of its common stock for issuance as deferred stock awards pursuant to the terms of its 2004 omnibus long-term incentive plan (the “Long-Term Incentive Plan”). The Long-Term Incentive Plan is administered by the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”). The Company records compensation expense for restricted stock grants based upon the fair market value of the stock on the date of grant. There is currently no readily determinable fair market price since the Company’s common stock is not actively traded on an open market or stock exchange. As a result, the Company has established a deemed price of $20.00 per share.
Fair Value of Financial Instruments – The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate debt approximates carrying value as of December 31, 2005 and 2004, because of the liquid nature of the asset and/or relatively short maturities of the obligations. The fair value of fixed rate long-term debt is determined based on market prices.
Goodwill and Intangible Assets – The Company follows Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as it pertains to the recognition and accounting for goodwill and intangible assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.
Loan Costs – Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans including term extensions if such extension is at the discretion of the Company without requirement of a significant financial obligation using the straight-line method, which approximates the effective interest method.
Income Taxes – Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations. The Company does not file a consolidated return for all of its TRS entities.
The Company accounts for federal and state income taxes with respect to its TRS entities using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments and Hedging Activities – The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates and foreign currency exchange rates on the cash flows associated with its variable-rate debt and its net investment in a foreign subsidiary. The Company follows established risk management policies and procedures in its use of derivatives. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated a hedge of the exposure to variable cash flows of a forecasted transaction, when the Company hedges variability of cash flows related to a variable-rate asset or liability or its net investment in a foreign subsidiary. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the gain or loss is reflected in operating results.
Member Deposits – Member deposits represent liabilities for the required deposits for certain membership plans which entitle the member to various golf, tennis and spa facilities and related services at some of our Properties. Under the Company’s primary membership program, deposits generally become refundable upon:
1.	Demand by the member after 30 years in the program;

2.	Sale of the member’s home in the resort community when the home buyer purchases a new membership;

3.	The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or

4.	In case of a member’s death, a request for refund by the surviving spouse.
Under the “Four-for-One” program, a member is eligible, upon notification to the Company, to cause the Company to repurchase his or her membership and refund the related deposit. However, the Company’s obligation to repurchase a membership and refund the deposit occurs only after the Company has sold four of the Company’s new memberships for each member who has requested a refund under this program. Certain of the Company’s Properties recently implemented a “One-for One” program applicable in limited circumstances whereby a member can, upon notification to the Company cause it to repurchase his or her membership and refund the related deposit which the Company would be obligated to repurchase after it has sold one new membership.
Hotel Management Agreements – The Company’s Properties are managed and operated by third-party management companies pursuant to management agreements entered into by its TRS lessees and the third-party management companies.
The term of each management agreement generally ranges between 10 and 20 years, with up to two, ten-year renewal options. Typically, under the management agreements, the third-party management company receives a base management fee expressed as a percentage of gross revenues of the subject Property for each fiscal year and an incentive management fee expressed as a percentage of operating profit above a specified level of the subject Property for each fiscal year.
Each third-party management company is responsible for payment, on the Company’s behalf, of real estate and property taxes, repairs and maintenance, utilities and insurance. Each third-party management company is obligated to maintain the Property in good repair and condition and to make or cause to be made routine maintenance, repairs and minor alterations as it determines to be necessary or as required pursuant to the terms of the management agreement. The third-party management company is also responsible for payment on the Company’s behalf of routine renovations permitted under the management agreement. The Company is required to establish reserves to fund such renovations and for the replenishment of furniture, fixtures and equipment. The third-party management company may, with the Company’s prior written approval, make more extensive improvements to the Property.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The management agreements generally require the third-party management company to furnish chain services that are generally made available to other hotels and resorts managed by the third-party management company, including installment and operation of computer systems and reservation services, management and administrative services, marketing and sales services, human resources training services, and such additional services as may from time to time be more efficiently performed on a national, regional or group level. During the term of the management agreements, the service marks, symbols and logos currently used by the third-party management company may be used in the operation of the Property.
Some of the management agreements provide that the Company’s TRS lessee has the right to terminate the management agreement if specified financial and other objectives relating to the Property are not obtained. In addition, most of the management agreements limit the Company’s ability to sell, lease or otherwise transfer the Properties unless the transferee is not a competitor of the third-party management company and unless the transferee assumes the related management agreement and meets specified other conditions.
The management agreements generally do not allow the third-party management company to assign its interest in the management agreement other than to an affiliate without our prior written consent. In some cases, the management agreement provides that the third-party management company has a right to assign the management agreement in connection with the sale of substantially all of the assets of such third-party management company. In addition, some management agreements prohibit the third-party management company or its affiliates from operating another hotel or resort of the same or similar type as the Company’s Property that is or will be located within a specified distance of the Company’s Property. Also, some management agreements prohibit the transfer of the Property for a specified initial term of years or provide that if the Company desires to sell a Property, it must first offer to the third-party management company an opportunity to buy it. The Company also may have to pay a termination fee in some cases upon termination of the management agreement.
Self-Insurance – The Company is self-insured for certain losses relating to workers’ compensation and general liability claims. The Company also maintains aggregate stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims. To the extent the projected future development of the losses resulting from workers’ compensation and general liability claims incurred as of December 31, 2005 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.
Credit Enhancements – The following summary describes the various types of credit enhancements:
Limited Rent Guarantees – Limited rent guarantees (“LRG”) are provided by third-party hotel and resort managers to unrelated third-party tenants for certain Properties which the Company leases on a triple-net basis. These credit enhancements guarantee the full, complete and timely payment of specified rental payments to the Company relating to these Properties. This form of credit enhancement results in rental revenue being recorded by the Company which otherwise may not have been recorded based on rent paid by the tenant. The Company is not obligated to repay amounts funded under LRG’s.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Threshold Guarantees – Threshold guarantees (“TG”) are provided by third-party hotel and resort managers to the Company in order to guarantee a certain minimum return for each of the Properties covered by the TG. Generally, each TG is available for a specific Property or pool of Properties generally for a specified period of time and/or specified aggregate value of guarantee. Funding under these guarantees is recorded as a reduction in operating expenses, a reduction in hotel and resort management fees or as a liability by the Company, depending upon the nature of each agreement and whether the funded amounts are required to be repaid by the Company.
Liquidity Facility Loans – Liquidity facility loans (“LFL”) are provided by third-party hotel and resort managers to the Company or its unconsolidated entities in order to guarantee a minimum distribution for each of the Properties covered by the LFL. Funding under an LFL is recorded as a liability when the amounts funded may be required to be repaid.
Senior Loan Guarantees – Senior loan guarantees (“SLG”) are provided by third-party hotel and resort managers to the Company or its unconsolidated entities in order to guarantee the payment of senior debt service for each of the Properties covered by the SLG. Funding under an SLG is recorded as a liability because the amounts funded may be required to be repaid in the future.
Revenue Recognition – The Properties’ revenues are derived from their operations and include, but are not limited to, revenues from rental of rooms, food and beverage sales, golf course and spa operations, telephone usage, membership dues and other service revenues. Revenue, excluding membership dues, is recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. Cash received from customers, for events occurring in the future, are recorded as deposits and included in accounts payable and accrued expenses in the accompanying consolidated financial statements until the event occurs or is cancelled.
Lease Accounting – Certain Properties are leased to, and operated by, unrelated third-party tenants on a “triple-net” basis, whereby the tenant is generally responsible for all Property operating expenses, including Property taxes, insurance, and maintenance and repairs. These third-party Property leases are accounted for as operating leases. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic amount of rent revenue over the lease term. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date.
Advertising and Promotional Costs – The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel and resort expense in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $80.8 million, $66.9 million and $30.4 million for the years ended December 31, 2005, 2004 and 2003, excluding $12.2 million, $16.2 million and $4.5 million, respectively, of advertising and promotional costs included in discontinued operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements – In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 is not expected to have a significant impact on the Company’s classification of applicable entities, if any, and therefore its results of operations.
In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005. The adoption did not have a material impact on the Company’s results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company expects to adopt the pronouncement beginning in the first quarter of 2006 using the modified prospective approach and will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company’s only share-based payment transactions to date are limited to stock grants to the Company’s Independent Directors, adoption of FAS 123 is not expected to have a significant impact on the Company’s results of operations.
In November 2004, the EITF released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Application of the consensus of EITF 03-13 did not have a material effect on the Company’s results of operations for the periods ending December 31, 2005 and 2004, nor does the Company expect it to have a material effect on future results of operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.	Acquisitions Prior to 2005:

KSL Acquisition:

On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans (the “Existing KSL Loan”) (for additional information, see Note 12, “Indebtedness”), as well as KSL’s other outstanding liabilities (the “KSL Acquisition”). Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out by the Company in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.

The following Properties were acquired in connection with the KSL Acquisition:

Property	Location	# of Rooms
Grand Wailea Resort and Spa	Wailea, Hawaii	780
La Quinta Resort and Club and PGA West	La Quinta, California	617
Doral Golf Resort and Spa	Miami, Florida	692
Arizona Biltmore Resort and Spa	Phoenix, Arizona	606
Claremont Resort and Spa	Berkeley, California	279
Emerald Pointe Resort	Lake Lanier Islands, Georgia	246

		3,220

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition are based on independent appraisals and valuation studies from independent third-party consultants, which were finalized during the fourth quarter of 2004. The final allocation resulted in $153.0 million being allocated from goodwill to land, buildings and equipment. During the fourth quarter, a catch-up adjustment of $8.4 million was recorded to true-up depreciation expense for the second and third quarters of 2004 as a result of the final purchase price allocation. The following summarizes the fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition (in thousands):

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

The consolidated financial statements include the operating results of the Properties acquired from KSL from the date of the KSL Acquisition. Concurrent with the closing of the KSL Acquisition, the Company entered into interim management agreements for all six Properties with an affiliate of the former parent company of KSL. In August 2004, the Company entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott International, Inc. (“Marriott”)). The Property subject to the fifth interim management agreement was sold on August 30, 2005. The remaining interim management agreement was scheduled to expire on July 31, 2005. Effective as of July 31, 2005, the Company entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.
The Company entered into an agreement with Marriott, relating to the Doral Golf Resort and Spa Property. The agreement provides for a minimum return guarantee, which guarantees a certain level of operating income from this Property. The guarantee is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $0.4 million and $9.6 million under this guarantee have been recognized as a reduction in operating expenses during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, funding under this guarantee has been fully utilized. After the later of December 31, 2006, or the completion of the ballroom renovation at the Property, the manager has agreed to waive certain management fees by the amount of the shortfall between hotel operating profit and the Company’s minimum return up to an aggregate amount of $5 million, or a period of 39 months, whichever occurs first.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
RFS Acquisition
On July 10, 2003, the Company, through its subsidiaries, acquired RFS Hotel Investors, Inc., a Tennessee REIT (“RFS”) and RFS Partnership, L.P. (“RFS OP”), for approximately $383 million in cash ($12.35 per share or limited partnership unit) and the assumption of approximately $409 million in liabilities (including transaction and severance costs, which totaled approximately $55 million) (the “RFS Acquisition”). On May 9, 2003, in a separate transaction, the Company purchased from RFS one million newly issued shares of RFS’s common stock at a price per share of $12.35.
The following summarizes the fair values of the assets acquired and liabilities assumed at the date of the RFS Acquisition (in thousands):

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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Property Acquisitions:
In addition to the interests in the Properties acquired through the RFS Acquisition and the KSL Acquisition, the following Properties were acquired during the year ended December 31, 2003 (in thousands):

Brand Affiliation	Property Location	Date of Acquisition	Purchase Price

Hyatt Regency	Miami, FL	February 20, 2003	$35,800
JW Marriott	New Orleans, LA	April 21, 2003	92,500
Marriott Hotel*	Seattle, WA	May 23, 2003	88,900
Marriott Hotel	Plano, TX	August 15, 2003	55,550
Marriott Hotel	Baltimore, MD	August 29, 2003	69,000
Courtyard by Marriott	Arlington, VA	August 29, 2003	35,000
Hyatt	Montreal, Canada	December 15, 2003	51,800

*	Newly constructed
In 2003, the Company also acquired interests in the following Properties through various partnerships, all of which have been consolidated in the accompanying consolidated financial statements (in thousands):

		Ownership
Brand Affiliation	Property Location	Interest	Date of Acquisition	Purchase Price

Hilton Hotel	Rye, NY	75.0%	February 20, 2003	$75,000
Embassy Suites	Orlando, FL	75.0%	February 20, 2003	12,500
Embassy Suites	Arlington, VA	75.0%	February 20, 2003	45,500
Embassy Suites	Santa Clara, CA	75.0%	February 20, 2003	46,500
Hyatt Regency	Dearborn, MI	85.0%	August 28, 2003	65,000
Hampton Inn	Manhattan, NY	66.7%	August 29, 2003	28,000
Hilton Hotel	La Jolla, CA	75.0%	December 17, 2003	110,000
Hilton Hotel	Washington, D.C.	75.0%	December 17, 2003	102,000
Hotel del Coronado	Del Coronado, CA	70.0%	December 18, 2003	406,900
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following presents unaudited pro forma results of operations of the Company as if all of these Properties were owned during the entire period for the years ended December 31, 2004 and 2003 including the effect of the RFS Acquisition and the KSL Acquisition in thousands, except per share data):

	2004	2003
Revenues	$1,489,890	$1,401,064
Loss from continuing operations	(95,908)	(42,347)
Net loss	(98,728)	(42,347)
Basic and diluted earnings per share	(0.65)	(0.31)
Weighted average number of common shares outstanding – basic and diluted	152,334	137,165
Certain of these Properties have subsequently been sold.
4.	Hotel and Resort Properties
Properties consist of the following at December 31 (in thousands):

	2005	2004
Land	$798,012	$794,792
Buildings	3,194,088	3,126,985
Equipment	385,105	348,442

	4,377,205	4,270,219
Less accumulated depreciation	(420,952)	(256,645)
Construction in progress	42,569	66,270

	$3,998,822	$4,079,844

As of December 31, 2005, the Company had one Property held for sale with a net book value of approximately $308.0 million, which is included in assets held for sale in the December 31, 2005, consolidated balance sheet.
All but one of the Company’s Properties is encumbered by debt. As of December 31, 2005, six Properties with a net book value of approximately $122.2 million are leased to third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, and maintenance and repairs.
5.	Rentals Under Operating Leases:
In March 2004, the Company was notified by its third-party tenants that leased ten of its Properties, all of which are affiliated with Marriott, that the net operating income for the ten Properties would be insufficient to pay the scheduled rent under the terms of the leases for this group of Properties. At that time the Company began negotiating alternative arrangements with those tenants.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the above transactions and agreements, during 2004 the Company agreed to return security deposits totaling $6.1 million that relate to the Marriott Six and the Marriott Three Properties.
On December 30, 2004, in connection with the transactions described above, the Company entered into an agreement whereby Marriott agreed to provide a guarantee for the full payment of rent under the terms of the lease for the last of the ten Properties through December 31, 2006. Management expects that the maximum funding under the guarantee will be sufficient to ensure the full payment of base rent for such Property through December 31, 2006. The Company did not receive any funding under this new guarantee during the year ended December 31, 2005.
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005, the Company leases six Properties to third parties. The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third-parties at December 31, 2005 (in thousands):

2006	$12,486
2007	12,366
2008	11,365
2009	11,062
2010	11,062
2011 and thereafter	50,767

$109,108

6.	Investments in Unconsolidated Entities
During 2005 and 2004, the Company invested a total of approximately $8.2 million and $2.2 million, respectively, in unconsolidated entities. As of December 31, 2005, the Company had the following investments in unconsolidated entities:

		Total Amount	Ownership Interest
		Invested as of	as of December 31,
Name	Year of inception	December 31, 2005	2005	Description
Desert Ridge Resort Partners, LLC (i)	2000	$25.1 million	44.00%	Owns a resort in Arizona.
WB Resort Partners, L.P. (ii)	2001	—	—	Owned a resort in Hawaii.
CTM Partners, LLC (iii)	2002	—	—	Owned the licensing rights to the Mobil Travel Guide.
CY-SF Hotel Parent, L.P.	2002	$13.0 million	48.15%	Owns a hotel in California.
CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (iv)	2002	$0.3 million	9.90%	Owns an office building in Florida, where the Company’s advisor, CNL Hospitality Corp. (“CHC”) leases office space, and an interest in an adjacent parking garage.
CNL KSL North Beach Development, LP (v)	2005	$8.2 million	50.00%	Owns property being developed adjacent to the Hotel del Coronado.

The Company’s maximum exposure to loss as a result of its involvement with these unconsolidated entities is limited to its capital contributions in these entities and a guarantee of $2.3 million relating to a loan of CNL Plaza, Ltd. The Company has no guarantees of the obligations of these entities except for recourse liabilities related to one of these entities including those that arise from fraud, misrepresentation or willful misconduct by the Company. Otherwise, creditors of these entities have no recourse to the general credit of the Company, however, the Company is committed to fund its share of obligations related to these entities.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(i) Desert Ridge Resort Partners, LLC (“DRR, LLC”), one of the Company’s unconsolidated entities, owns the JW Marriott Desert Ridge Resort Property. One of the members of DRR, LLC is Desert Ridge Resort, Ltd. (“DRR, Ltd.”). DRR, Ltd. is a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. The Company owns a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott International, Inc. (“Marriott”) owns the remaining interest in DRR, LLC. DRR, Ltd. received cash distributions of $3.0 million during the year ended December 31, 2005, which represents its pro-rata share of total cash distributions paid by DRR, LLC. As of December 31, 2005 the Company was engaged in discussions with Marriott and DRR Ltd. to acquire their respective interests in DRR, LLC. The acquisitions of one or both of these partnership interests would likely result in the Company consolidating DRR, LLC for financial reporting purposes. The Company’s acquisition of DRR, Ltd. could result in the corporation controlled by Mr. Seneff and Mr. Bourne receiving from DRR, Ltd. certain performance compensation in excess of $60,000.
(ii) WB Resort Partners, one of the Company’s unconsolidated entities, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners was Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. was a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, was the general partner. Such corporation was also the holder of all of the limited partnership interests in WBR Ltd. The Company owned a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owned a 36% limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owned the remaining limited partnership interests. Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP, (which is an affiliate of the parent company of the Company’s advisor, CHC), received a loan from Marriott (the ”Limited Partner Loan”), another partner of WB Resort Partners, LP, to make its capital contribution to the partnership. On October 9, 2005, WBM Resort, L.P., a subsidiary of WB Resort Partners, accepted a non-refundable deposit in connection with the expiration of a due diligence review period under an Agreement of Purchase and Sale, dated September 9, 2005, with an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which provided for the sale of all of WB Resort Partners’ interest in the WBR Property (the “WBR Sale”). The WBR Sale closed on November 7, 2005 resulting in a net gain to WB Resort Partners, L.P. of approximately $103.5 million. As a result of the closing of the WBR Sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. As a result, the Company received approximately $50.1 million in distributions. In addition, WBR, Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full.
(iii) During the year ended December 31, 2004, the Company made two additional contributions for a total of $2.1 million to CTM Partners, LLC (the “CTM”) to fund the operating needs of its subsidiary, EMTG, LLC (“EMTG”). Two of the three other partners elected not to make their respective proportionate share of contributions and, as a result, the Company’s ownership increased from 31.25 percent as of December 31, 2003 to 36.05 percent. EMTG continued to generate operating losses since its formation. In January 2005, the member partners agreed to dissolve these two entities and, as of such date, the Company has no other rights or obligations related to those entities. For the year ended December 31, 2004, the Company recorded an impairment charge of $1.3 million to write off the remaining value of this investment.
(iv) In May 2004, CNL Plaza, Ltd. conveyed a .0224 percent ownership of the interest it has in the parking garage to an affiliate of the Company’s advisor, CHC, in exchange for an ownership interest in a cross-bridge, built between the parking garage and a new office building, and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. The building will be built by an affiliate of CHC. CNL Plaza Venture, Ltd. accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(v) In December 2003, the Company acquired a 70 percent interest in CNL KSL Partners, LP (the “Del Coronado Partnership”), a limited partnership formed to acquire, own and operate the Hotel del Coronado (the “Hotel Del”), which is a 688-room luxury hotel located in Coronado, California. An affiliate of KSL Management Corp. (“KMC”) acquired the remaining 30 percent interest in the Del Coronado Partnership. The acquisition of the Hotel Del included parcels of land earmarked for potential development (“surplus land”). On August 8, 2005, the North Beach Partnership, a limited partnership, was formed with the purpose to develop, market and sell 78 resort villas (“North Beach Village”) on one parcel of surplus land acquired with the Hotel Del acquisition. The North Beach Village was to be an exclusive luxury “hotel within a hotel” consisting of 35 oceanfront villas and cottages. During November 2005, the Del Coronado Partnership partners executed a Distribution and Contribution Agreement which stipulated that the Del Coronado Partnership desired to distribute to KMC and the Company an undivided 50% interest each, in the North Beach Village land parcel and any improvements thereon. As disclosed in Note 24. “Subsequent Events” in January 2006 the Company sold its interest in the Del Coronado Partnership.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following presents condensed balance sheets for these investments as of December 31, 2005 (in thousands):

	Desert Ridge
	Resort	WB Resort	CY-SF Hotel	Other Joint
	Partners, LLC	Partners, LP	Parent, LP	Ventures**	Total

Hotel and resort Properties	$236,266	$—	$72,601	$16,391	$325,258
Other assets	28,654	1,750	3,910	69,820	104,134
Mortgages and other notes payable	300,000	—	54,853	74,794	429,647
Other liabilities	14,817	1,024	15,906	420	32,167
Partners’ capital (deficit)	(49,897)	726	5,752	10,997	(32,422)
Carrying amount of investment	(15,672)	605	4,545	7,922	(2,600)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% - 50%
     The following presents condensed balance sheets for these investments as of December 31, 2004 (in thousands):

	Desert Ridge
	Resort	WB Resort	CY-SF Hotel	Other Joint
	Partners, LLC	Partners, LP	Parent, LP	Ventures**	Total

Hotel and resort Properties	$250,090	$181,318	$74,886	$—	$506,294
Other assets	18,547	20,189	4,937	72,763	116,436
Mortgages and other notes Payable	277,470	178,809	56,018	76,050	588,347
Other liabilities	16,772	22,530	12,763	291	52,356
Partners’ capital (deficit)	(25,605)	168	11,042	(3,578)	(17,973)
Carrying amount of investment	(5,498)	8,353	7,486	(93)	10,248
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following presents condensed statements of operations for these investments for the year ended December 31, 2005 (in thousands):

	Desert Ridge		CY-SF
	Resort	WB Resort	Hotel	Other Joint
	Partners, LLC	Partners, LP	Parent, LP	Ventures**	Total

Revenues	$116,442	$72,510	$21,706	$10,760	$221,418
Cost of sales	(49,503)	(25,139)	(7,673)	(3,490)	(85,805)
Expenses	(56,726)	(43,421)	(13,582)	(4,137)	(117,866)
Depreciation and amortization	(15,143)	(8,743)	(3,039)	(2,743)	(29,668)
Loss on extinguishments of debt	(15,684)	(2,107)	—	—	(17,791)
Gain on sale	—	103,468	—	—	103,468

Net income (loss)	$(20,614)	$96,568	$(2,588)	$390	$73,756

Income (loss) allocable to the Company	$(9,070)	$43,053	$(1,246)	$38	$32,775

Other comprehensive loss allocable to the Company	$(1,273)	$—	$—	$—	$(1,273)

Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following presents condensed statements of operations for these investments for the year ended December 31, 2004 (in thousands):

	Desert Ridge		CY-SF
	Resort	WB Resort	Hotel	Other Joint
	Partners, LLC	Partners, LP	Parent, LP	Ventures**	Total

Revenues	$103,982	$68,611	$18,924	$12,327	$203,844
Cost of sales	(45,649)	(26,331)	(7,064)	(4,486)	(83,530)
Depreciation and amortization	(15,064)	(11,934)	(3,007)	(5,644)	(35,649)
Expenses	(56,925)	(46,181)	(12,404)	(13,192)	(128,702)
Minority interest in loss	—	—	—	2,638	2,638

Net income (loss)	$(13,656)	$(15,835)	$(3,551)	$(8,357)	$(41,399)

Income (loss) allocable to the Company	$(6,008)	$(7,759)	$(1,710)	$(2,992)	$(18,469)

Other comprehensive loss allocable to the Company	$(5,452)	$—	$—	$—	$(5,452)

Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 36.05%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following presents condensed statements of operations for these investments for the year ended December 31, 2003 (in thousands):

	Desert Ridge		CY-SF
	Resort	WB Resort	Hotel	Other Joint
	Partners, LLC	Partners, LP	Parent, LP	Ventures**	Total

Revenues	$90,270	$55,766	$15,542	$12,960	$174,538
Cost of sales	(43,471)	(22,301)	(5,512)	(10,789)	(82,073)
Depreciation and amortization	(14,680)	(11,975)	(2,998)	(4,041)	(33,694)
Expenses	(53,993)	(42,521)	(11,330)	(6,011)	(113,855)
Minority interest in loss	—	—	—	1,828	1,828

Net income (loss)	$(21,874)	$(21,031)	$(4,298)	$(6,053)	$(53,256)

Income (loss) allocable to the Company	$(9,625)	$(10,305)	$(2,125)	$(1,915)	$(23,970)

Other comprehensive income allocable to the Company	$856	$—	$—	$—	$856

Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 31.25%

**	For the year ended December 31, 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and the North Beach Partnership. For the years ended December 31, 2004 and 2003, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and CTM, an investment which the Company wrote-off as of December 31, 2004, and was subsequently dissolved.
The Company is generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the years ended December 31, 2005 and 2004, the Company received the following distributions, which reduced the carrying value of the investment (in thousands):

	December 31,
	2005		2004
Desert Ridge Resort Partners, LLC	$2,883		$2,899
WB Resort Partners, LP	50,653	(1)	—
CY-SF Hotel Parent, LP	1,624		976
CNL Plaza, Ltd.	218		208

	$55,378		$4,083

(1)	Of this distribution, $47.5 million relates to the WBR Sale.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. Discontinued Operations:
On October 31, 2005, the Company, through certain of its affiliates, entered into the Purchase and Sale Agreement relating to the Del Sale. The Del Sale closed on January 9, 2006. For additional information see “Note 24. Subsequent Events.”
On September 1, 2005, the Company, through various wholly-owned subsidiaries, completed the sale (the “Pyramid Sale”) of five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (“Pyramid”). The Properties were sold for $109 million in cash, with a gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million. The proceeds from the Pyramid Sale were used to repay a portion of long-term debt. The Pyramid Sale was completed pursuant to the terms of the Agreement of Purchase and Sale, dated July 5, 2005, between various wholly-owned subsidiaries of the Company and Pyramid.
On August 30, 2005, the Company completed the sale of the Lake Lanier Islands Resort to LLI Management Company, LLC for a purchase price of $24.5 million, resulting in a net gain of approximately $12.0 million (the “LLIR Sale”). The purchase price included $13 million in cash proceeds and the assumption of an $11.5 million leasehold obligation. In connection with the LLIR Sale, the Company terminated a sub-lease with Marriott. The consideration for such termination included cash and the conveyance of Marriott’s interests in the Renaissance PineIsle Resort and Golf Club. As a result, the Company recognized termination fee income of approximately $6.0 million which is reflected in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2005. The proceeds from the LLIR Sale were used to repay a portion of long-term debt.
On June 17, 2005, the Company, through various wholly-owned subsidiaries, completed the sale of 30 non-strategic Properties, including six Courtyard® by Marriott hotels, thirteen Residence Inn® by Marriott hotels, seven TownePlace Suites® by Marriott hotels, and four SpringHill Suites® by Marriott hotels, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465 million in cash, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishments of debt of $7.7 million. Included in the gain on sale is a $1.9 million gain related to the settlement of amounts owed to hotel managers for liquidity facility loans for less than their carrying amounts. Upon closing, $302.7 million of outstanding debt as well as $107.9 million in additional debt pursuant to the release provisions of two of the Company’s debt agreements was repaid with a portion of the proceeds from the Ashford Sale.
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
During the second half of 2004, the Company sold four Properties – the Hampton Inn in Omaha, Nebraska, the Comfort Inn in Marietta, Georgia, the Hampton Inn in Denver, Colorado, and the Residence Inn in Charlotte, North Carolina – to unaffiliated third parties for total gross proceeds of $18.1 million resulting in a loss of $1.3 million including a previous write-down of $2.0 million to estimated sales value less cost to sell for these Properties. The majority of the proceeds from these sales were used to pay down outstanding debt.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The results of operations for the Del Sale, the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 to the extent and for the periods such Properties were owned by the Company. In addition, the results of operations of the four Properties the Company sold in 2004 have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003. The December 31, 2005 and 2004 balance sheets have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.
Results from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenues	$222,634	$288,441	$88,198
Income from lease termination	5,982	—	—
Expenses	(148,884)	(190,543)	(49,948)
Depreciation and amortization	(23,904)	(35,538)	(14,611)
Write-down of assets	(345)	(5,920)	—
Interest and loan cost amortization	(38,345)	(25,051)	(2,146)

Income from discontinued operations	17,138	31,389	21,493
Gain on sale of assets	67,321	645	—
Loss on extinguishment of debt	(13,469)	—	—
Minority interests	(1,681)	(5,091)	(181)
Income tax (expense) benefit	(4,322)	(1,097)	1,126

	$64,987	$25,846	$22,438

8. Prepaid Expenses and Other Assets:
Prepaid expenses and other assets as of December 31, 2005 and 2004 were approximately $99.2 million and $55.8 million, respectively, and consist primarily of prepaid operating expenses, inventory, deposits and investments in hedge instruments and securities at the Company’s Properties. The year over year increase is due primarily to a $15.2 million deposit recorded in connection with the GL Purchase, $14.2 million of prepaid insurance and $14.0 million of prepaid Asset Management Fees recorded in connection with the Payment Agreement (as defined in Note 15. “Related Party Transactions”). For additional information regarding the GL Purchase see “Note 24. Subsequent Events.”
9. Investments:
In 2003, through a wholly-owned subsidiary, the Company invested $19.0 million in 190,266 shares of convertible preferred partnership units of Hersha Hospitality Limited Partnership. Through March 31, 2004, this investment was accounted for under the cost basis method of accounting as there was no market for the underlying investment. In April 2004, the Company exercised its right to convert these shares into 2.8 million shares of common stock of Hersha Hospitality Trust (“HT”), a publicly-traded hospitality REIT and simultaneously sold 2.5 million of these shares. The HT common stock sold generated approximately $25.0 million in gross proceeds and resulted in a realized gain of approximately $8.0 million.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In December 2004, the Company sold the remaining 316,000 shares of HT common stock for proceeds of $3.4 million resulting in a gain of $1.3 million being recorded. As of December 31, 2004, the Company no longer owned any shares of HT common stock; however, the Company remains a majority owner in a partnership with HT that owns one Property in New York, New York.
10. Goodwill and Intangible Assets:
Goodwill and intangible assets, net of accumulated amortization, consisted of the following at December 31 (in thousands):

	2005	2004
Goodwill	$513,132	$491,791
Intangibles	336,723	347,265

	$849,855	$839,056

The gross carrying amounts and accumulated amortization of the Company’s goodwill and intangible assets are as follows at December 31, 2005 (in thousands):

Goodwill and	Weighted	Gross Carrying	Accumulated	Net
Intangible Assets	Average Life	Amount	Amortization	Book Value
Goodwill	Indefinite	$513,132	n/a	$513,132
Tradenames	Indefinite	199,757	n/a	199,757
Rental pool operating rights	Indefinite	15,900	n/a	15,900

Goodwill and other intangible assets with indefinite lives		728,789	n/a	728,789

Beneficial operating rights	29.7 years	43,900	(3,032)	40,868
Advanced bookings	7.0 years	16,442	(4,609)	11,833
Membership contracts	13.7 years	50,842	(8,472)	42,370
Favorable ground lease	39.0 years	27,431	(1,436)	25,995

Intangible assets with finite lives		138,615	(17,549)	121,066

Total goodwill and intangible assets		$867,404	$(17,549)	$849,855

The $21.4 million increase in goodwill during 2005 is due to the recording of the terms of the Payment Agreement (as defined in Note 15, “Related Party Transactions”) with the Company’s advisor, CHC. For additional information, see Note 15, “Related Party Transactions.”
Amortization expense of $10.7 million and $7.2 million was recorded for the years ended December 31, 2005 and 2004, respectively.
The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2005 is as follows (in thousands):

2006	$9,700
2007	9,700
2008	9,700
2009	9,700
2010	9,700
Thereafter	72,566

Total	$121,066

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes:
As a result of the KSL Acquisition, the Company has acquired assets with a tax basis that is lower than their carrying value. The Company has not reflected any deferred tax liabilities as a result of this transaction relating to this difference in basis due to its intent to either hold the Properties for the required ten-year period or to utilize expected tax benefits from net operating loss carry-forwards or other tax planning strategies. The Company also acquired deferred tax assets of $7.8 million in connection with the KSL Acquisition and has recorded a full valuation allowance as part of the purchase accounting due to the limited operating history of these newly formed TRS entities.
Prior to the RFS Acquisition the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses of the Company’s TRS entities. The Company did not record this future potential benefit because its TRS entities did not have sufficient historical earnings on which to base a potential future benefit. In connection with the RFS Acquisition, the Company acquired approximately $24.5 million, net of Section 382 limitations, of deferred tax assets arising principally from amortization of certain lease termination costs with the remainder due to net operating losses at RFS’s TRS entities.
As of December 31, 2004, the Company determined that a valuation allowance was necessary for its entire deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties acquired in the RFS Acquisition. The accumulated deferred income tax asset has continued to increase due to net operating losses incurred at TRS entities that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the recent downturn in the lodging industry and in advance of repositioning changes the Company has made in the third-party management companies operating these Properties. The Company’s determination was primarily based upon the Properties’ operating histories during the recent lodging industry downturn and the uncertainty of the level of recovery and consequently the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, the Company recorded a full valuation allowance associated with its deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.” In addition, the Company discontinued recording a deferred income tax benefit for 2005.
The income tax (expense) benefit consists of the following component for each of the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$(687)	$(1,757)	$(86)
State	458	(954)	(371)

	(229)	(2,711)	(457)

Deferred:
Federal	(897)	(21,749)	1,112
State	(231)	(4,079)	209

	(1,128)	(25,828)	1,321

Total income tax (expense) benefit	$(1,357)	$(28,539)	$864

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The income tax (expense) benefit for each of the years ended December 31 has been allocated as follows (in thousands):

	2005	2004	2003
Continuing operations	$2,965	$(27,442)	$(262)
Discontinued operations	(4,322)	(1,097)	1,126

Total income tax (expense) benefit	$(1,357)	$(28,539)	$864

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss	$87,736	$60,947
Lease termination	7,760	12,462
Other	(3,094)	561
Valuation allowance	(93,530)	(73,970)

	$(1,128)	$—

Net operating loss carryforwards for federal and state income tax purposes expire as follows (in thousands):

2021	$8,000
2022	20,000
2023	32,000
2024	99,000
2025	71,000

Total	$230,000

12. Indebtedness:
Indebtedness consisted of the following at December 31 (in thousands):

	2005	2004
Mortgages payable	$2,580,079	$2,829,495
Construction loan facilities	—	40,305
Tax incremental financing note	7,783	7,783

Indebtedness collateralized by Properties	2,587,862	2,877,583

Unsecured notes	11,592	1,000

	$2,599,454	$2,878,583

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Some debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 7.30 percent and 5.89 percent as of December 31, 2005 and 2004, respectively. The fair value of the Company’s fixed rate long-term debt was $891.0 million and $916.5 million at December 31, 2005 and 2004, respectively. Fair value was determined based on market prices or discounted cash flows as of those respective dates.
Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict the Company’s ability to borrow money, pay dividends on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. The Company was in compliance with these covenants as of December 31, 2005.
Significant indebtedness activity in 2005 for the Company, or its unconsolidated entities is discussed below.
In November 2005, in connection with the payment of a commercial insurance policy premium, the Company entered into a $12.5 million loan with Cananwill, Inc., the insurer of the policy (the “Cananwill Loan”). The Cananwill Loan has a maturity date of October 1, 2006 and an annual interest rate of 6.99 percent.
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
The Revolver has an initial maturity date of September 30, 2008. The initial interest rate is one-month LIBOR plus a 225 basis point margin (one-month LIBOR was equal to 4.39 percent as of December 31, 2005), with provision for potential decreases in the rate during the term based upon decreases in the Company’s leverage level. Approximately $73 million of the Revolver was drawn at closing to retire the remaining balance of a senior term loan one year prior to its scheduled maturity and to pay closing expenses related to the Revolver. On November 7, 2005, the outstanding balance on the Revolver was repaid using proceeds form the WBR Sale. As of December 31, 2005, there is no outstanding balance remaining on the Revolver; however, it serves as security for several stand-by letters of credit, thereby reducing the amount available to the Company. As of December 31, 2005, approximately $181.3 million is available to the Company.
The Revolver is collateralized by 25 Properties, and contains affirmative and negative loan covenants, as defined in the Revolver agreement, which require the Company to, among other things, (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants including a restriction on the amount of distributions to stockholders in excess of a specified measure. The limitation on distributions is set at $50 million above cash available for distributions as defined in the Revolver agreement. Interest-only payments are due monthly with any outstanding principal balance due at the anticipated maturity date in September 2008. The Revolver permits an increase to the available balance up to $300 million dependent upon the addition of permitted collateral.
On June 15, 2005, DRR, LLC, an unconsolidated entity of the Company in which the Company owns a 44 percent interest, entered into a $301.5 million loan agreement (the “DRR Loan”) with Barclays Capital Real Estate Inc. DRR, LLC owns Desert Ridge. The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions, subject to certain conditions, available at DRR, LLC’s option, including the payment of an extension fee. Approximately $275 million of the DRR Loan proceeds were used to refinance all of the

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
previously existing outstanding debt of DRR, LLC. The remaining proceeds were used to pay expenses related to the early extinguishment of the previously existing debt and closing of the DRR Loan. In connection with the refinancing, DRR, LLC recorded a loss on extinguishment of debt of $15.7 million.
The DRR Loan is collateralized by Desert Ridge, bears interest at a rate of one-month LIBOR plus 226 basis points per year (one-month LIBOR was equal to 4.39 percent as of December 31, 2005), and contains restrictive covenants, as defined in the loan agreement, which require DRR, LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. The interest rate on the new debt is substantially less than the weighted–average rate of the refinanced debt. DRR, LLC is in compliance with covenants as of December 31, 2005.
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
On February 9, 2005, the Del Coronado Partnership obtained a $400 million loan from an affiliate of Deutsche Bank (the “Del CMBS Loan”). The initial funding under the loan in the amount of $340 million occurred on February 9, 2005 and the remaining funding of $60 million occurred on April 7, 2005. In connection with the Del Sale the Del CMBS loan has been included in liabilities associated with assets held for sale in the accompanying consolidated balance sheet, as of December 31, 2005.
Upon closing, $290 million of the loan proceeds were used to refinance the existing outstanding debt of the Del Coronado Partnership. In connection with the repayment of the original loan, the Company wrote off $2.7 million in unamortized loan costs and incurred a prepayment penalty of $1.5 million. These amounts were recorded as a loss on extinguishment of debt during the year ended December 31, 2005 in the accompanying consolidated statements of operations. The Del Coronado Partnership distributed a portion of the loan proceeds to the Company and KMC as a return of capital and designated a portion of the loan proceeds to make improvements to the Hotel Del. The remaining portion of the loan proceeds were designated to finance the Del Coronado Partnership’s development of the North Beach Village, as well as an expansion of the fitness and spa facilities.
The loan bears interest at a blended rate of one-month LIBOR plus 210 basis points per annum (one-month LIBOR was equal to 4.39 percent as of December 31, 2005). The loan requires monthly payments of interest only through maturity on February 9, 2008. There are two one-year extensions available to the Del Coronado Partnership subject to, among other conditions, the loan not being in default and extended interest rate caps being provided. The loan is collateralized by the Hotel Del and Del Coronado Partnership equity and contains restrictive covenants, as defined in the Del CMBS Loan, which require the Del Coronado Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Del Coronado Partnership was in compliance with these covenants as of December 31, 2005. On January 9, 2006, the Company sold all of its interests in the Del Coronado Partnership and the North Beach Partnership. For additional information see “Note 24. Subsequent Events.”
In connection with the Del CMBS Loan the Del Coronado Partnership entered into various interest rate protection agreements in order to cap the LIBOR interest rate of the loan at 4.00 percent per annum for the initial term of the loan. These agreements have been designated as cash flow hedges. The Del Coronado Partnership paid $3.9 million to acquire these interest rate protection agreements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with the sale of 39 Properties (including the Ashford Sale, the Pyramid Sale, and the LLIR Sale) during the year ended December 31, 2005, the Company received gross proceeds of approximately $650.1 million. Substantially all of the net proceeds received in connection with the sale of these Properties were used to pay down approximately $541.0 million of long-term indebtedness.
Indebtedness consisted of the following as of December 31 (in thousands):

					2005	2004
	Collateral (1)	Interest Rate (2)		Maturity Date	Balance	Balance
Floating rate debt:
Term loan		LIBOR + 300 bps		October 2006	$––	$169,790
CMBS loan	5 hotels	LIBOR + 332.5 bps	(3)	September 2009	1,500,000	1,500,000
CMBS loan		LIBOR + 247 bps	(3)	December 2008	—	66,660
Mortgage debt	4 hotels	LIBOR + 230 bps	(4)	October 2006	94,919	96,688
Mortgage debt	1 hotel	CDOR + 375 bps	(5)	April 2009	37,752	36,533
Mortgage debt	1 hotel	LIBOR + 350 bps		August 2006	15,720	15,900
Secured revolver	25 hotels	LIBOR + 225 bps		September 2008	—	—
Construction loan		LIBOR + 275 bps	(6)	December 2005	—	40,305

Total floating rate debt					1,648,391	1,925,876

Fixed rate debt:
Mortgage debt	8 hotels	6.53%		November 2007	88,225	90,516
Mortgage debt	3 hotels	8.34%		December 2007	50,000	50,000
Mortgage debt	2 hotels	5.67%		January 2008	77,053	78,650
Mortgage debt	1 hotel	5.84%		December 2007	30,435	31,000
Mortgage debt	1 hotel	4.93%		July 2008	50,000	50,000
Mortgage debt	2 hotels	5.50%		January 2009	127,200	127,200
Mortgage debt	10 hotels	7.83%		December 2008	48,843	49,888
Mortgage debt	1 hotel	5.60%		April 2009	31,504	32,115
Mortgage debt	7 hotels	7.67%	(7)	July 2009	78,836	80,727
Mortgage debt	5 hotels	5.95%		March 2010	145,000	145,000
Mortgage debt	8 hotels	8.00%		August 2010	86,371	88,549
Mortgage debt	1 hotel	8.08%		August 2010	45,062	45,717
Mortgage debt	1 hotel	8.32%		January 2011	6,345	6,452
Mortgage debt	1 hotel	8.11%		February 2011	27,355	27,993
Mortgage debt	1 hotel	7.78%		January 2023	8,672	8,888
Mortgage debt	1 hotel	8.29%		December 2025	30,787	31,229
Tax incremental financing note	1 hotel	12.85%	(8)	June 2018	7,783	7,783
Insurance financing note	n/a	6.99%		October 2006	10,592	—
Publicly-traded term notes	n/a	9.75%		March 2012	1,000	1,000

Total fixed rate debt					951,063	952,707

Total debt					$2,599,454	$2,878,583

1.	As of December 31, 2005, 99 percent of the Properties the Company directly owned were pledged as collateral under the Company’s financing arrangements.

2.	As of December 31, 2005 and 2004, LIBOR was 4.39 percent and 2.42 percent, respectively, and CDOR was 3.37 percent and 2.56 percent.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Blended interest rate

4.	Interest rate floor of 4.96%

5.	Interest rate floor of 6.25%

6.	Interest rate floor of 6.75%

7.	Average interest rate as the loans bear interest ranging from 7.5% to 7.75%

8.	This note is paid down with incremental real estate taxes bearing an interest rate of 12.85%

The following is a schedule of maturities for all long-term borrowings at December 31, 2005 (in thousands) after giving consideration to extensions of maturities available to the Company:

2006 (i)	$133,923
2007	176,004
2008	213,006
2009 (ii)	1,770,905
2010	232,787
2011 and thereafter	72,829

Total	$2,599,454

(i)	As disclosed in Note 24 “Subsequent Events” approximately $100 million of the Company’s long-term borrowings scheduled to mature in 2006 was refinanced in March 2006 and the maturity extended to April 2011.

(ii)	As disclosed in Note 24 “Subsequent Events” approximately $1.5 billion of the Company’s long-term borrowings scheduled to mature in 2009 was refinanced in January 2006 and the maturity extended to February 2011.
13. Derivative Instruments and Hedging Activities:
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts in exchange for one upfront fixed rate payment over the life of the agreements without exchange of the underlying principal amount. The Company also uses foreign exchange forwards to hedge its net investment in Canada.
As of December 31, 2005, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
At December 31, 2005, derivatives with a fair value of $11.2 million were included in other assets. The change in net unrealized gains/losses of $7.6 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). The Company also recorded $7,000 as a current period adjustment to recognize the change in value for its hedge of an investment in foreign operations related to its Property in Montreal, Canada.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.8 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2005. During 2006, the Company estimates that an additional $5.0 million will be reclassified.
As a result of the KSL Acquisition in April 2004, the Company assumed various interest rate protection agreements to limit the Company’s exposure to interest rate fluctuations on the Existing KSL Loan. These agreements were designated as cash flow hedges by the Company. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Loan (for additional information, see Note 12, “Indebtedness”). As a result of hedge ineffectiveness during the holding period and the subsequent termination of the hedge, the Company transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenue which is reflected as a gain on termination of hedges in the accompanying consolidated statements of operations during the year ended December 31, 2004. No other hedge ineffectiveness was recognized during 2004.

The following table summarizes the notional values and fair values of our derivative financial instruments and those of our unconsolidated entities at December 31, 2005. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Index at	Index Cap		Fair Value
Notional Amount	Index	12/31/05	Strike	Cap Maturity	(in thousands)
$900 million *	LIBOR	4.39%	4.25%	September 2006	$2,750
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$100 million *	LIBOR	4.39%	4.25%	September 2006	306
$230 million **	LIBOR	4.39%	4.00%	February 2008	3,797
$90 million **	LIBOR	4.39%	4.00%	February 2008	1,485
$20 million **	LIBOR	4.39%	4.00%	February 2008	330
$60 million **	LIBOR	4.39%	4.00%	February 2008	990
HYT Montreal	CDOR	3.32%	7.00%	April 2007	0
$270 million ***	LIBOR	4.39%	4.50%	July 2007	1,454
$31.5 million ***	LIBOR	4.39%	4.50%	July 2007	170

*	Represents derivative financial instruments related to the Company’s consolidated Properties.

**	Represents derivative financial instruments related to the Company’s one Property held for sale.

***	Represents derivative financial instruments related to the Company’s unconsolidated Properties for which the Company’s portion is recorded in other comprehensive income.
14. Distributions:
For the years ended December 31, 2005 and 2004, approximately 31 percent and 23 percent, respectively, of the distributions paid to stockholders were considered ordinary income, approximately 34 percent and 0 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and approximately 35 percent and 77 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2005 and 2004, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital (“Invested Capital”) as defined in the Company’s Articles of Amendment and Restatement (the “Charter”). The return of Invested Capital relates to a preferred return (the “Preferred Return”) to the Company’s stockholders, as defined in the Charter, consisting of the sum of (i) the Stockholder’s 8% Return, as defined in the Charter, and (ii) 100% of the Invested Capital. Prior to possible payment of certain fees to CHC pursuant to the Charter, the Company’s stockholders must first receive their Preferred Return. Invested Capital is calculated pursuant to the Company’s Charter and requires that, among other things, the portion of any distribution that is attributable to “Net Sales Proceeds”, as defined in the Company’s Charter, is deducted from the calculation of Invested Capital. Since none of the Company’s distributions were deemed to have resulted from such proceeds, Invested Capital was not reduced for purposes of calculating the Preferred Return.
15. Related Party Transactions:
Certain Directors and officers of the Company hold similar positions with CHC and its affiliates. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of the Company’s assets. During 2005, CNL Securities Corp. (“CSC”), the managing dealer of our prior offerings, conducted a compliance review relative to recent rule changes implemented by the NASD. Based upon this review, CSC determined that certain commissions, totaling $2.1 million, accrued in 2004 and paid in January 2005, by the Company, should not have been paid to CSC as they had reached the cap on such costs that could be passed through to the Company. CSC refunded these commissions to the Company in November 2005.

In addition, CSC determined that the Company had exceeded the stock issuance cost cap in connection with the Company’s third best-efforts offering in April 2002, by an amount of $0.4 million. CSC refunded these costs to the Company in November 2005.
Amounts incurred (refunded) relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2005	2004
CNL Securities Corp.:
Selling commissions (refund), net	$(2,103)	$47,519
Marketing support fee and due diligence expense reimbursements (refund), net	(394)	3,072

	(2,497)	50,591

CHC and its affiliates:
Acquisition fees	23,000	30,235
Development fees	3,001	2,224
Asset management fees	27,868	26,505

	53,869	58,964

	$51,372	$109,555

Approximately $27.0 million and $5.9 million are included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.
CHC and its affiliates provide various administrative services to the Company, including, but not limited to, services related to legal administration; accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were $4.5 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively.
The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2005	2004
Stock issuance costs	$—	$8,188
General operating and administrative expenses	4,515	4,328

	$4,515	$12,516

Pursuant to our Advisory Agreement, CHC provides management services relating to the Company’s business, the Properties and, if applicable, any mortgage loans the Company may provide to other hotel and resort operators. Under the terms of this Advisory Agreement, CHC is responsible for assisting the Company in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing the Company provides; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices. CHC also provides the Company with services pertaining to the expansion, renovation, refurbishment, development, and construction of the Company’s Properties (“the PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in the Company’s Properties, exclusive of Acquisition Fees (as described herein) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by the Company as of the end of the preceding month. The fees the Company pays CHC for PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees the Company pays CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for the Company.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For identifying Properties for the Company to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from the Company’s equity offerings and/or loan proceeds from permanent financing that the Company used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by the Company and CHC (as more fully described herein) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of the Company’s Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if the Company’s stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Existing Merger Agreement (as defined below) between the Company and CHC.
On March 31, 2005, the Company entered into an agreement with CHC (the “Renewal Agreement”), with respect to the Advisory Agreement, effective as of April 1, 2004, between the Company and CHC (the “Advisory Agreement”), pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. Pursuant to the terms of the Renewal Agreement, the parties agreed to further review and negotiate the rate of Acquisition Fees under the Advisory Agreement.
On December 30, 2005, the Company and CHC also entered into an Amended and Restated Renewal Agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). The Amended and Restated Renewal Agreement provides for a reduction in the rate of Acquisition Fees from 4.5% to 3.0%, retroactive to April 1, 2005.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In April 2004, the Company entered into a merger agreement with CHC (the “Existing Merger Agreement””). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of the Company’s (the “Existing Merger”) and was approved by the Company’s stockholders at the Company’s 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of the Company’s Board of Directors, comprised of three of the Company’s independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on the Company’s behalf. Although the Existing Merger Agreement remains in effect, as reported in the Company’s Current Report on Form 8-K dated December 30, 2005, the Special Committee, on the Company’s behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to the Company than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. The Company anticipates that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to the Company’s stockholders for approval. There can be no assurance that the Company and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.
The Existing Merger Agreement provides that during the period from the execution of the Existing Merger Agreement, April 29, 2004, until the earlier of (i) the Existing Merger becoming effective or (ii) the Existing Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Existing Merger Agreement, CHC is not entitled to receive any other fees from the Company to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, the Company paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Existing Merger Agreement, the Company paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with the Company’s fifth best-efforts offering and in connection with the acquisition of long-term debt. During the year ended December 31, 2005 and 2004, the Company paid acquisition fees totaling $23.0 million and $30.2 million in connection with the Company’s fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.
In connection with the Existing Merger Agreement, the Company entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as the Company’s officers effective as of the effective date of the Existing Merger. The Company has reserved 1,788,000 shares of its common stock awards pursuant to the terms of its 2004 omnibus long-term incentive plan, some of which, pursuant to the aforementioned employment agreements, were intended to be granted to such persons. The initial term of these employment agreements terminates on December 31, 2007. Since, as of the date of this filing the Existing Merger has not been consummated and is not likely to be consummated in its current form, these employment agreements are not yet effective and the Company does not believe they will become effective in their current form.
On December 30, 2005, the Company and CHC entered into a Payment Agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid, on December 30, 2005, and (ii) an uncollateralized promissory note made by the Company to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006 and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by the Company to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by the Company and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. The Company has capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for an additional three-month term commencing April 1, 2006 and terminating on June 30, 2006.
In April 2005, KSL II Management Operations LLC (“KSL”), in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s Directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that Director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s Charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. The Company received $130,000 for access fees for 2006 under the terms of this agreement during the year ended December 31, 2005. At December 31, 2005, such fees are deferred for recognition as income in future periods.
On May 13, 2005, the Board approved an amendment to the Company’s bylaws pertaining to specified amounts of compensation for Directors’ services or activities. The amendment relates to the section of the bylaws that addresses Director compensation and provides that the Company’s Directors will be entitled to receive compensation as may be determined by the Board by resolution (including the affirmative vote of a majority of Independent Directors) for the services or activities they perform or engage in as Directors. Directors who are affiliates of CHC are not entitled to and do not receive compensation for their services or activities in accordance with the Company’s bylaws.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Compensation Committee and Board of Directors have approved the grant of $10,000 of its common stock for each quarter of service to its five Independent Directors. During the years ended December 31, 2005 and 2004, the Company recorded compensation expense of $275,000 and $200,000, respectively, based on a deemed price of $20.00 per share of its common stock .In the future, pursuant to its long-term incentive plan, the Company intends to issue $10,000 of shares of its common stock to the independent members of the Board of Directors on a quarterly basis or as determined appropriate by the Compensation Committee of the Board. In the event that the Company completes a merger with CHC, the Company also expects to issue restricted stock grants to certain of its employees in the future, subject to the approval of the Compensation Committee.
In May 2005, the Company entered into indemnification agreements with three of its Independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and its assistant secretary, Stephanie J. Thomas and amended indemnification agreements with C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom and Marcel Verbaas to conform them to other outstanding indemnification agreements. The indemnification agreements require, among other things, that the Company indemnify these officers and Directors, to the fullest extent required or permitted by the Company Charter and by applicable law, for their actions and decisions on behalf of the Company, its subsidiaries and affiliates and CHC, as the case may be, to the extent such decisions and actions are performed on behalf of the Company. The indemnification agreements also require that the Company advance to these officers and Directors all related expenses; subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with the Company for the officer or Director, as the case may be. On October 3, 2005, the Company entered into a similar agreement with Greerson G. McMullen, the Chief General Counsel and Senior Vice President of the Company and of CHC and the Secretary of the Company.
The Company owns a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which CHC and certain affiliates of CFG lease office space. CFG owns a controlling interest in the parent company of CHC and is indirectly wholly-owned by James M. Seneff, the Company’s Chairman of the Board, and his wife. Robert A. Bourne, the Company’s Vice-Chairman of the Board, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1 percent interest as general partner of Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which has a 49.495 percent interest, as a limited partner, in Owner; CNL Retirement Properties, Inc. which has a 9.901 percent interest, as a limited partner, in Owner; Commercial Net Lease Realty, Inc., which has a 24.7525 percent interest, as a limited partner, in Owner; and CNL APF Partners, LP, which has a 4.9505 percent interest, as a limited partner, in Owner. The Company also owns a 9.9 percent interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of Owner. The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and the Borrower are reported in “Note 6. Investments in Unconsolidated Entities,” under the caption “Other Joint Ventures.”
In 2002, the Company guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the Borrower. The Company’s guaranty was a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent of the Wachovia Loan. CFG negotiated a new $14 million unsecured loan to the Borrower to refinance the remaining balance of the original loan. As with the original loan, the Company executed a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent, or approximately $2.3 million, on September 30, 2005. Thomas J. Hutchison III, John A. Griswold, Robert A. Bourne and James M. Seneff, each a Director and officer of the Company, are also directors and officers of CHC and an affiliate of CFG.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company maintains bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of CHC, is a stockholder. The amounts deposited with this bank were approximately $39.8 million and $41.7 million at December 31, 2005 and 2004, respectively.
As more fully described in “Note 6. Investments in Unconsolidated Entities,” the Company owns an unconsolidated interest in DRR, LLC, a partnership in which a limited partner, DRR Ltd., is controlled by the Company’s Chairman, James M. Seneff, Jr. and Vice Chairman of the Board, Robert A. Bourne.
CTM, which owned EMTG, LLC, engaged Dustin/Massagli LLC, a company in which one of the Company’s previous directors is president, a director and a principal stockholder, to manage its business. In January 2005, EMTG, LLC was dissolved and the Company wrote off its remaining investment in CTM as of December 31, 2004.
The Company may compete with certain of its affiliates who may seek to acquire properties that, while not directly in the Company’s industry, could satisfy the Company’s acquisition criteria. CNL Income Properties, Inc. (“CIP”), an entity in which two of the Company’s Directors also serve as directors, seeks to acquire leisure Properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry the Company intends to pursue, a leisure property could contain a hotel or resort that satisfies its acquisition criteria. In the event that a property which includes a hotel or resort becomes available, and the property is a suitable investment for both CIP and the Company, CIP has given the Company a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and the Company, the Company has been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months were generated by hotels or resorts. CIP may revoke the Company’s right of first offer at any time.
In connection with the KSL Acquisition, the Company acquired a corporate plane which is subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004 the Company’s advisor, CHC, chartered the plane from the unaffiliated third-party operator on competitive terms. In connection with the charter activity, the Company received expense reimbursements of approximately $0.1 million for the charges incurred by CHC. These payments have been recorded as a reduction in expenses. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. In February 2006 the Company sold the plane to an unaffiliated third party for a net loss of $1.3 million.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. Concentration of Risk:
During the year ended December 31, 2005, a significant portion of the Company’s hotel and resort revenues was earned from four Properties operating under independent brands managed by KMO, 31 Properties operating as various Marriott brands (including Marriott Hotels, Resorts, and Suites, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, Renaissance Hotels, and Spring Hill Suites by Marriott), and 27 Properties operating as various Hilton brands (including Doubletree, Embassy Suites, Hilton Hotels and Suites, Homewood Suites by Hilton, and Hampton Inn). As previously disclosed, in January 2006, Hilton acquired three of the management agreements previously held by KMO, thereby increasing significantly the Company’s concentration of operations risk with Hilton. The Company sold its interest in the fourth Property managed and operated by KMO, the Hotel Del, in January 2006. Failure of any of these brands or operators would significantly impact the Company’s results of operations, including its ability to generate hotel and resort revenues, related earnings and cash flows which, in turn, would significantly impact its ability to service debt and pay distributions. Although the Company’s Properties are located in 30 states, the District of Columbia and Canada, there is a significant concentration of operating revenues from our Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or specific Properties, such as a localized economic recession or an increase in state or local tax rates, or adverse weather related events or natural disasters could have a disproportionately adverse effect on the Company’s results of operations, financial condition, and cash flows and thereby its ability to service debt and to make distributions to stockholders.
17. Stockholders’ Equity:
In April 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) for a firm commitment underwritten offering of additional common shares (the “Underwritten Offering”) and on July 20, 2004, the Company filed an amendment to the registration statement on Form S-3. The Company also filed an application with the New York Stock Exchange, Inc. (the “NYSE”), to list those common shares, together with the Company’s existing outstanding common shares (the “Listing”). On August 3, 2004, due to market conditions, the Company postponed the Underwritten Offering and the Listing and as a result, the Company wrote off $7.4 million in offering costs that had been capitalized related to the Underwritten Offering.
On July 30, 2004, the Company’s stockholders approved an increase in the number of authorized equity shares. The Company has not yet filed the amendment to the Company’s Charter to effectuate the approved increase in authorized shares but is intending to in the near future.
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
On August 27, 2004, the Company’s stockholders approved certain additional amendments to the Company’s Charter and bylaws. As a result of the postponement of the Existing Merger, Underwritten Offering and Listing discussed above, the Company has not yet filed such amendments to the Company’s Charter and has not amended the Company’s bylaws.
In December 2004, the Company filed a registration statement on Form S-3 with the SEC to register additional shares of common stock issuable under its Distribution Reinvestment Plan (“DRP”).

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the DRP, stockholders who elect to participate in the plan may automatically reinvest quarterly distributions they are entitled to receive through the purchase of our common stock. The purchase price for shares under the DRP will be (i) during a period in which we are conducting a best-efforts offering, the per share offering price for plan shares under the Company’s then current best-efforts offering, (ii) if there is no current best efforts offering, $19.00 per share, unless adjusted by the Company’s Board of Directors, which price shall in no event be less than 95 percent of the fair market value as determined by the Board of Directors, or (iii) following the listing of our shares on a national stock exchange or over-the-counter market or the inclusion of the Company’s shares for quotation on the Nasdaq National Market System, which we refer to as listing or listed, at the market price on the exchange or quotation system. As of December 31, 2005, the purchase price for shares under the plan was $19.00 per share. Until the shares of common stock are listed or the Amended and Restated Redemption Plan (the “Redemption Plan”) is terminated, the Company will use the proceeds from the sale of shares of common stock which the reinvestment agent purchases from it to redeem shares pursuant to the Company’s Redemption Plan. If the Redemption Plan is terminated, the Company may use the DRP proceeds for the acquisition or improvement of hotel and resort properties, to make mortgage loans or for general corporate purposes.
18. Stock-Based Compensation:
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
The Company’s Compensation Committee and Board of Directors have approved the grant of $10,000 of the Company’s common stock for each quarter of service to its five Independent Directors. During the years ended December 31, 2005 and 2004, the Company recorded compensation expense of $275,000 and $200,000, respectively, based on a deemed price of $20.00 per share of its common stock. In the future, pursuant to its long-term incentive plan, the Company intends to issue $10,000 of shares of its common stock to the independent members of the Board of Directors on a quarterly basis or as determined appropriate by the Compensation Committee of the Board. In the event that the Company completes a merger with CHC, the Company also expects to issue restricted stock grants to certain of its employees in the future, subject to the approval of the Compensation Committee.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. Commitments and Contingencies:
On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, CHC, certain affiliates of the Company and of CHC, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. The complaint asserted claims on behalf of two putative classes, those persons who purchased the Company’s shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement, dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate the Company’s earnings to support the payment of distributions and bolster the Company’s share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to CHC, overpayment for certain Properties which the Company acquired and the proposed merger between the Company and CHC; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and CHC breached certain of their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approves certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.
In addition, on September 8, 2004, a second putative shareholder complaint was filed against the Company in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. On December 23, 2004, the plaintiffs served a corrected, consolidated and amended complaint asserting substantially the same claims and allegations (the “Consolidated Amended Complaint”). On February 11, 2005, the defendants filed motions to dismiss the Consolidated Amended Complaint. On May 9, 2005, the Court dismissed all causes of action against the Company’s operating partnerships, CNL Hospitality Partners, L.P., and RFS Partnership, L.P., and against CHC, CNL Financial Group, Inc., and other CHC-related entities. The Court sustained the sufficiency of the pleading relating to the Sections 11, 12(a) (2), and 15 claims against the Company and the individual defendants, but instructed plaintiffs to re-plead to specifically identify in the particular registration statements the alleged misstatements or omissions attributable to each defendant. The Court deferred consideration of the Section 14(a) and 20(a) claims in light of our April 8, 2005 disclosure relating to the possible amendment of the Existing Merger Agreement. Finally, the Court dismissed the breach of fiduciary duty claims finding they were derivative and that the plaintiffs had neither made the required demand on the defendants to assert the claims or properly pleaded the futility of making such demand. On May 31, 2005, plaintiffs filed a Consolidated First Amended Shareholder Complaint (the “First Amended Complaint”), which eliminated one of the named co-plaintiffs and certain previously named defendants, including CNL Hospitality Partners, L.P., RFS Partnership, L.P., CNL Financial Group, Inc., CNL Real Estate Group, Inc. and Five Arrows Realty Securities II, LLC, and added CNL Securities Corp. as a defendant for alleged violations of Sections 12(a)(2) and 15 of the Securities Act and Section 14(a) of the Exchange Act. The First Amended Complaint continued to assert claims pursuant to Sections 11, 12(a) (2) and 15 of the Securities Act and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act. Further, the breach of fiduciary duty claim was expressly asserted as derivative.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On July 22, 2005, the Company and the other defendants filed separate motions to dismiss the First Amended Complaint. Oral argument was heard by the Court on September 9, 2005. On September 9, 2005, the Court dismissed without prejudice the Section 14(a) and 20(a) claims as moot, and granted plaintiff leave to amend its complaint, within thirty days, to add additional plaintiffs that had standing to assert certain Sections 11, 12(a)(2), and 15 claims, and instructed defendants to advise the Court, within thirty days thereafter, whether they have any additional defenses to raise in support of their motions to dismiss in light of any new plaintiffs. On September 13, 2005, the Court dismissed the derivative claims with prejudice finding that plaintiffs had failed to make a pre-suit demand or establish that such demand would have been futile. On September 20, 2005, the Court dismissed the claims asserted against CNL Securities Corp. On September 21, 2005, the Court denied the motion to dismiss CHC as a defendant in the complaint. On October 10, 2005, plaintiffs filed a Consolidated Second Amended Shareholder Complaint (the “Second Amended Complaint”), which added three additional named plaintiffs to assert Sections 11, 12(a)(2), and 15 claims against us and the individual defendants. On November 9, 2005, the Company moved to dismiss and strike the Second Amended Complaint. On December 16, 2005, the Court entered an order postponing resolution of the motion to dismiss and strike, pending settlement discussions among the parties.
On February 6, 2006, plaintiffs’ and defendants’ counsel, on behalf of CNL Hotels & Resorts, Inc. (the “Company”), the Company’s advisor, CNL Hospitality Corp. (“CHC”), and certain of the Company’s current and former directors and officers, including James M. Seneff, Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster, Robert E. Parsons, Jr., Charles E. Adams, and Lawrence A. Dustin, executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the putative class action brought by plaintiffs on behalf of certain stockholders in the United States District Court for the Middle District of Florida (the “Action”). Under the terms of the MOU, two settlement classes will be certified: (i) a class of all persons who purchased or otherwise acquired the Company’s securities issued or offered pursuant to or by means of its registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”); and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by the Company, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8, and July 20, 2004 (the “Proxy Class”). The Company and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Action, the Company and the other defendants have agreed to settle the Action.
Under the terms of the MOU, which became binding and enforceable on March 17, 2006, in connection with the Purchaser Class claims, the Company will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25% of all amounts paid into the settlement fund account, totaling approximately $8.75 million, plus expenses, to be paid solely out of the settlement fund account. After payment of fees and expenses, the funds in the settlement fund account will be paid to the Purchaser Class. In connection with the Proxy Class and derivative claims, the Company and other defendants will acknowledge that the Action was a material factor that was taken into account in connection with (i) the terms of the Amended and Restated Renewal Agreement, executed by the Company and CHC and reported in the Company’s Current Report on Form 8-K, dated December 30, 2005, and the Payment Agreement, executed by the Company and CHC and reported in the Company’s Current Report on Form 8-K, dated December 30, 2005, and (ii) the revised merger terms currently being actively discussed between the Company and CHC that are more favorable to the Company as compared to the existing merger agreement entered into in 2004 (the “Existing Merger Agreement”), including reduced merger consideration, as referenced in the Company’s Current Report on Form 8-K dated September 1, 2005

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
There can be no assurance that the Company and CHC will definitively agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will contain the more favorable terms presently being discussed, or will be consummated on any terms. Upon execution of any amended merger agreement, the Company intends to seek prompt approval from its shareholders. In addition, as a part of the settlement of the Action, the Company will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of its Board comprised solely of three independent Directors to review and approve any proposal by the Company to its shareholders to approve an amendment to its Charter to extend the date specified in the Charter by which the Company must commence an orderly liquidation (and that any final evaluation by the advisor to such Directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of Directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which the Company has agreed to pay as part of the settlement, subject to Court approval. The MOU and terms of the settlement were approved by the Special Litigation Committee of the Company’s Board of Directors, which is comprised of the three non-defendant members of the Board of Directors.
On March 13, 2006, the Court held a status conference, wherein the parties informed the Court of the terms of the MOU and their intention for the settlement to be documented by a Stipulation of Settlement. The Court ordered that any Stipulation of Settlement and accompanying documents must be filed with the Court no later than March 31, 2006. The Company and the other defendants and plaintiffs are engaged in active negotiations to arrive at mutually agreeable terms of a Stipulation of Settlement. There can be no assurance that the parties will agree to a Stipulation of Settlement, that the Court will approve the settlement on the terms contained in the MOU or that the settlement will be consummated on the terms and conditions set forth in the MOU or at all. A preliminary fairness hearing is scheduled for April 11, 2006, at which point it is anticipated that the Court will order notice of the settlement to be sent to members of the Purchaser Class and the Proxy Class, and a final fairness hearing would then be scheduled.
Based upon the terms of the MOU, the Company accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in its statement of operations for the year ended December 31, 2005.
On March 13, 2006, the Company filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to the Company (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. The Company’s D&O Action seeks, among other things, reimbursement of its costs incurred in connection with the Action, including defense costs and payments contemplated by the MOU, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that the Company will prevail in the D&O Action.
In the course of the Company’s ordinary business activities, various other lawsuits (and related appeals), claims and proceedings have been or may be instituted or asserted against the Company from, among other things, its operations, offerings and unrecognized preacquisition contingencies. Although the results of such matters cannot be predicted with certainty, the Company believes that the disposition of the matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.
In August 2005, Hurricane Katrina caused significant damage in the southern Gulf Coast states, including Florida, Louisiana and Mississippi. Three of the Company’s Properties in the region experienced superficial property damage and loss of revenue due to business interruption. During the year ended December 31, 2005, the Company recorded a charge of $0.9 million representing its exposure for estimated losses up to its applicable insurance deductibles. The Company believes its insurance coverage and that of its operators will be sufficient to cover any losses in excess of those deductible amounts. However, there can be no assurance regarding the amount that the

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company will actually be able to recover from the insurance companies. Although the Company is unable to predict with any certainty the short-term or long-term impact of the hurricane on business in the City of New Orleans and therefore the impact on the Company’s Property located there, it believes that the hurricane could have a modest impact on business next year, as companies and corporate planners of group business may elect to book business events in other markets during the hurricane season. However the Company believes the impact of the dislocation in business to that area may be partially offset in the near term by business with the various relief organizations conducting the rebuilding and revitalization of the affected area. In addition, the Company believes other Properties in its portfolio may experience increased levels of business resulting from the groups that had initially scheduled their event activities in the affected areas.
Due to the effects of Hurricane Katrina, LHO New Orleans, LLP (“LHO”), a wholly-owned subsidiary of the Company, has requested the waiver of a debt service coverage ratio requirement for 2006 under the existing mortgage loan on its JW Marriott Property in New Orleans, Louisiana. As of December 31, 2005, LHO was in compliance with the debt service coverage ratio requirement set forth in the loan documents. The servicer of the existing mortgage, GEMSA Loan Services, LP, has accepted this request from LHO and is currently reviewing the data provided by the Company in conjunction with this request. There can be no assurances that the request will be granted. The balance outstanding on this mortgage loan at December 31, 2005, was $45.1 million.
As of December 31, 2005, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.
In 2006, the Company expects to spend $79.2 million for recurring capital improvements, which is expected to be funded from capital reserves that the Company currently has set aside for such purposes, and $99.8 million for renovations, which is expected to be funded from operations and/or long-term borrowings. Significant projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.
As of December 31, 2005, the Company was not able to redeem, pursuant to its Redemption Plan, all of the shares for which redemption requests were submitted during such quarter. As of March 17, 2006, there was a total of almost 7.7 million shares, or approximately $146 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the fourth quarter of 2005 and are now being held for redemption in future quarters. The Company redeems shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under its DRP. In the quarterly period ended December 31, 2005, funds received from the DRP totaled $9.7 million, all of which were utilized to honor redemption requests.
As of December 31, 2005, the Company had a commitment to a third-party manager of one of its Properties to build a ballroom at an estimated total cost of $25.0 million. The design phase of this project has begun. If the Company does not complete the ballroom by December 31, 2006, the management agreement related to this Property will be amended such that the manager may earn an incentive management fee equal to all net operating income in excess of regular debt service on the Property up to a cumulative predefined amount.
Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3 percent to 5 percent of hotel and resort revenues and have an incentive management fee provision related to the hotel’s profitability. The management agreements generally require us to set aside generally 3 percent to 5 percent of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements have terms from 10 to 30 years and generally have renewal options. The Company may terminate certain management agreements if

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
specified performance thresholds are not met. Pursuant to the terms of the management agreements, the third-party managers for most of the Company’s Properties provide the Properties with certain chain services which are generally provided on a central or regional basis to all hotels operated within that manager’s hotel system. Chain services typically include central training, advertising and promotion, reservation systems, payroll and accounting services, and other such services which may be more efficiently performed on a centralized basis. Expenses incurred in providing such services are allocated among all hotels managed by such third-party management companies on a fair and equitable basis. Additionally, our Properties participate in customer loyalty programs operated by certain of the management companies. The last of these programs is charged to all participating hotels within those managers’ hotel systems.
20.	CNL Hospitality Corp. Merger and Other Matters:
In April 2004, the Company entered into a merger agreement with CHC (the “Existing Merger Agreement”). The Existing Merger Agreement provides for the merger of CHC into a wholly-owned subsidiary of the Company’s (the “Existing Merger”) and was approved by the Company’s stockholders at the Company’s 2004 Annual Meeting of Stockholders. Completion of the Existing Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Existing Merger Agreement, either party may terminate the Existing Merger Agreement, although neither party has done so nor indicated the intent to do so. A special committee of the Company’s Board of Directors comprised of three of the Company’s independent Board members (the “Special Committee”), has the authority to waive or amend provisions of the Existing Merger Agreement on the Company’s behalf. Although the Existing Merger Agreement remains in effect, as reported in the Company’s Current Report on Form 8-K dated December 30, 2005, the Special Committee, on the Company’s behalf, and CHC are engaged in active negotiations to arrive at mutually agreeable revised terms of an amended merger agreement. If an agreement cannot be reached on revised terms, including an amount of consideration materially more favorable to the Company than previously proposed in the Existing Merger Agreement, the Existing Merger Agreement will be terminated. The Company anticipates that if an amended merger agreement results from such discussions, the amended merger agreement would be submitted to the Company’s stockholders for approval. There can be no assurance that the Company and CHC will agree to amend the Existing Merger Agreement or, if amended, that such amended merger agreement, or any merger agreement, will be consummated.
The Existing Merger Agreement provides that during the period from the execution of the Existing Merger Agreement, April 29, 2004, until the earlier of (i) the Existing Merger becoming effective or (ii) the Existing Merger Agreement being terminated, CHC will earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC will continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Existing Merger Agreement, CHC is not entitled to receive any other fees from the Company to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, the Company paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Existing Merger Agreement, the Company paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with the Company’s fifth best-efforts offering and in connection with the acquisition of long-term debt. During the year ended December 31, 2005 and 2004, the Company paid acquisition fees totaling $23.0 million $30.2 million in connection with the Company’s fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Existing Merger Agreement, the Company entered into employment agreements with certain of CHC’s officers, pursuant to which such persons have agreed to serve as the Company’s officers effective as of the effective date of the Existing Merger. The Company has reserved 1,788,000 shares of its common stock awards pursuant to the terms of its 2004 omnibus long-term incentive plan, some of which, pursuant to the aforementioned employment agreements, were intended to be granted to such persons. The initial term of these employment agreements terminates on December 31, 2007. Since, as of the date of this filing the Existing Merger has not been consummated and is not likely to be consummated in its current form, these employment agreements are not yet effective and the Company does not believe they will become effective in their current form.
The Renewal Agreement provided that with respect to the Acquisition Fees (as defined in the Advisory Agreement) payable to CHC, the Company would determine the comparable current market percentage rate (“Rate”) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining the Acquisition Fees, and would propose a new Rate to CHC on or before May 1, 2005, which the Company did. CHC responded to the Company’s proposal on May 26, 2005, but did not agree with its proposal. The Company and CHC entered into successive amendments to the Renewal Agreement to extend the July 1, 2005 deadline to negotiate the Rate for additional monthly periods with the last extension expiring on January 1, 2006.
On December 30, 2005, the Company and CHC also entered into an Amended and Restated Renewal Agreement, which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). The Amended and Restated Renewal Agreement provides for a reduction in the rate of Acquisition Fees from 4.5% to 3.0%, retroactive to April 1, 2005.
On December 30, 2005, the Company and CHC entered into Payment Agreement which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Existing Merger Agreement.
The Payment Agreement provides for the payment to CHC of an aggregate of $37,000,000 as follows: (i) $10 million in cash to CHC, which was paid, on December 30, 2005, and (ii) of a promissory note made by us to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by the Company to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by the Company and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Existing Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Existing Merger Agreement. The Company has capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.
On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing April 1, 2006 and terminating on June 30, 2006.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
21.	Credit Enhancements:
The Company benefits from various types of credit enhancements that have been provided by the managers of some of its Properties. These credit enhancements may be provided to the Company directly or indirectly through unconsolidated entities and guarantee the Company certain minimum returns on its Properties. Funding under these guarantees is recognized as a reduction in operating expenses, as reductions in hotel and resort management fees or as liabilities by the Company, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by the Company in the future. The repayment of these liabilities is expected to occur at such time when the net operating income of the Properties covered by the credit enhancements are in excess of the minimum returns to the Company or its unconsolidated entities. All of the credit enhancements are subject to expiration or “burn-off” provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements in the future, including for existing Properties or Properties acquired. Due to the recent downturn in the overall economy and the lodging industry and the threat of terrorism and their adverse effect on the Company’s operations, in 2003 and 2004, the Company relied on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders may be affected.
The following table represents the Company’s amounts and utilization of credit enhancements for the years ended December 31, 2005, and 2004 (in thousands):

	Limited		Liquidity
	Rent	Threshold	Facility
	Guarantees	Guarantees	Loans
Amount available as of January 1, 2004	$—	$20,657	$5,572

New credit enhancements obtained	18,487	13,660	1,830
Utilization of credit enhancements	—	(28,250)	(2,199)
Expiration of credit enhancements	—	—	—

Amount available as of December 31, 2004	18,487	6,067	5,203

New credit enhancements obtained	—	—	—
Utilization of credit enhancements	(1,243)	(2,839)	—
Expiration of credit enhancements	—	—	(1,249)

Amount available as of December 31, 2005	$17,244	$3,228	$3,954

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the Company’s unconsolidated entities amounts and utilization of credit enhancements for the years ended December 31, 2005, and 2004 (in thousands):

	Liquidity	Senior
	Facility	Loan
	Loans	Guarantees
Amount available as of January 1, 2004	$19,256	$15,000
New credit enhancements obtained	—	—
Utilization of credit enhancements	(9,241)	—
Expiration of credit enhancements	—	—

Amount available as of December 31, 2004	10,015	15,000

New credit enhancements obtained	7,802	—
Utilization of credit enhancements	(3,316)	—
Expiration of credit enhancements	(6,135)	(15,000)

Amount available as of December 31, 2005	$8,366	$—

During the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $2.1 million, $23.0 million and $18.8 million, respectively, as reductions of operating expenses and approximately $0.8 million, $5.2 million and $3.4 million, respectively, as reductions in hotel and resort management fees as a result of credit enhancement funding. In addition, for the year ended December 31, 2005, the Company recognized $1.2 million in rental revenue from a limited rent guarantee. Of the total remaining amounts available to the Company under the credit enhancements, approximately $3.9 million is subject to repayment provisions if utilized. Of the total remaining amounts available to unconsolidated entities of the Company, approximately $8.4 million is subject to repayment provisions if utilized.
The following table represents the amounts that the Company had recorded as other liabilities in the accompanying consolidated balance sheets as of December 31 (in thousands):

	2005	2004
Threshold guarantees	$2,055	$2,400
Liquidity facility loan	—	12,046

	$2,055	$14,446

The following table represents the amounts that the Company’s unconsolidated entities’ had recorded as liabilities related to credit enhancements as of December 31 (in thousands):

	2005	2004
Liquidity facility loan	$13,759	$62,318
Senior loan guarantees	—	24,551

	$13,759	$86,869

As of December 31, 2005 and 2004, the Company had approximately $24.4 million and $29.8 million, respectively, available for funding under the various forms of credit enhancements. The Company’s unconsolidated entities had approximately $8.4 million and $25.0 million, respectively, as of December 31, 2005 and 2004, available for funding.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On January 31, 2006, the Company, through various affiliates, entered into amended and restated management agreements for three of its Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). The Amended Management Agreements became effective as of February 1, 2006. The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to the Company of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels. For additional information regarding the Amended Management Agreements, see Note 24, “Subsequent Events.”
22. Selected Quarterly Financial Data (unaudited):
The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2005 and 2004 (in thousands, except per share data). Share and per share data has been adjusted to reflect the effect of the Reverse Stock Split:

2005 Quarter*	First	Second	Third	Fourth	Year
Continuing operations:
Revenues	$361,867	$340,299	$297,338	$349,010	$1,348,514
Income (loss) from continuing operations	10,443	(26,216)	(47,150)	4,836	(58,087)

Discontinued operations:
Revenues	67,759	80,913	51,720	22,242	222,634
Income (loss) from discontinued operations	(1,477)	59,090	28,536	(21,162)	64,987

Net income (loss)	8,966	32,874	(18,614)	(16,326)	6,900

Earnings (loss) per share,
basic and diluted:
Continuing operations	0.07	(0.17)	(0.31)	0.03	(0.38)
Discontinued operations	(0.01)	0.39	0.19	(0.14)	0.43
Net income (loss)	0.06	0.22	(0.12)	(0.11)	0.05

Weighted average number of shares of common stock outstanding basic and diluted	152,913	152,830	152,876	152,877	152,874

*	Each quarter reflects the reclassification of results of operations for the 39 Properties sold, or identified as held for sale during 2005, from continuing operations to discontinued operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2004 Quarter*	First	Second	Third	Fourth	Year
Continuing operations:
Revenues	168,963	318,228	260,071	314,251	1,061,513
Loss from continuing operations	(3,242)	(9,389)	(41,324)	(59,004)	(112,959)

Discontinued operations:
Revenues	57,945	73,020	80,150	77,325	288,440
Income (loss) from discontinued operations	6,212	11,583	7,511	540	25,846

Net income (loss)	2,970	2,194	(33,813)	(58,464)	(87,113)

Earnings (loss) per share,
Basic and diluted:
Continuing operations	(0.02)	(0.12)	(0.27)	(0.39)	(0.76)
Discontinued operations	0.04	0.15	0.05	0.01	0.17
Net earnings (loss)	0.02	0.03	(0.22)	(0.38)	(0.59)

Weighted average number of shares of common stock outstanding
Basic and diluted	135,707	75,775	152,140	152,799	148,059

*	Each quarter reflects the reclassification of results of operations for the 39 Properties sold, or identified as held for sale during 2005, from continuing operations to discontinued operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
23. Assets Held For Sale:
Assets held for sale for the periods ended December 31, 2005 and 2004, included one Property and 39 Properties, respectively. The assets held for sale and liabilities associated with assets held for sale are presented separately in the accompanying consolidated balance sheets and consist of the following at December 31 (in thousands):

	2005	2004

Assets:
Hotel and resort properties, net	$307,989	$865,269
Cash and cash equivalents	5,707	9,543
Restricted cash	18,718	3,600
Receivables, net	5,669	12,722
Goodwill	23,401	23,401
Intangibles, net	49,533	50,640
Prepaid expenses and other assets	11,317	5,932
Loan costs, net	3,299	2,750

	$425,633	$973,857

Liabilities:
Mortgages payable and accrued interest	$400,000	$610,222
Accounts payable and accrued expenses	16,794	24,403
Other liabilities	2,163	29,207

	$418,957	$663,832

In accordance with FAS 144, the Company does not depreciate Properties classified as real estate held for sale. The Company stopped recording depreciation expense for the Hotel del Coronado on October 31, 2005. If this Property had been classified as held for use, we would have recorded additional depreciation expense of approximately $2.0 million for the year ended December 31, 2005.
24. Subsequent Events:
On January 31, 2006, the Company, through various affiliates, entered into amended and restated management agreements for three of its hotel and resort properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). Affiliates of the Company entered into the original management agreements for the Resorts with KSL II Management Operations, LLC (“KMO”) on August 16, 2004 (the “Original Management Agreements”). On January 31, 2006, KMO contributed and assigned the Original Agreements and related assets to MCO (the “Contribution”), which at that time was a wholly-owned subsidiary of KMO. Immediately following the Contribution, Hilton, through an affiliate, acquired MCO, including all of the rights of MCO in and to the Original Management Agreements. The Amended Management Agreements between MCO, now an affiliate of Hilton, and affiliates of the Company became effective as of February 1, 2006.
The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to the Company of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with affiliates of the Company providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Management Agreements to meet the specified threshold levels.
In addition, pursuant to the arrangements with Hilton, the Resorts will be designated with a new brand introduced by Hilton, “The Waldorf=Astoria Collection”, and are expected to participate in certain Hilton programs including technology programs, the Hilton HHonors® guest reward program, the Hilton Reservations Worldwide system, eBusiness programs, world-wide sales and marketing programs, and other operations support.
On January 9, 2006, the Company completed the Del Sale. As a result of the Del Sale and related transactions, net proceeds to the Company are expected to be approximately $166 million with an estimated net gain of approximately $130 million. The Del Sale was completed pursuant to the terms of the Purchase and Sale Agreement, dated October 31, 2005, between certain of our affiliates and the Purchaser.
On January 9, 2006, the Company also entered into a $1.525 billion loan agreement (the “New CMBS Loan”) with German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the Company’s existing $1.5 billion CMBS loan (the “Existing CMBS Loan”) which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Existing CMBS Loan and the closing of the New CMBS Loan.
The New CMBS Loan is collateralized by the following Properties — Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Existing CMBS Loan agreement, including ones which require us to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions.
Pursuant to the New CMBS Loan agreement, the Company entered into a two-year interest rate protection agreement, for a cash payment of $2.3 million, which caps one-month LIBOR at 4.75 percent on the $525 million floating rate portion of the New CMBS Loan. In connection with paying off the Existing CMBS Loan, the Company terminated the interest rate protection agreements applicable to that loan. Payments of interest only are due monthly on the New CMBS Loan with the entire principal balance due on the anticipated maturity date of February 1, 2011.
On December 28, 2005, the Company and THI III GL Investments L.L.C. entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “GL Purchase Agreement”) to acquire the Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “Resort”) (the “GL Purchase”). The Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million. The GL Purchase was completed pursuant to the terms of the GL Purchase Agreement. In connection therewith, and as part of the GL Purchase, the Company assumed the existing management agreements for the two resort properties and the golf operation. In addition, in conjunction with the GL Purchase, we obtained a new $570 million loan (the “GL Borrowing”) from an affiliate of Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Borrowing were used to acquire the Resort. The GL Borrowing is collateralized by the two Resort Properties — the JW Marriott and Ritz-Carlton. The GL Borrowing bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The GL Borrowing loan agreement contains restrictive covenants similar to those in the Company’s New CMBS Loan agreements, including ones which require us to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Borrowing has customary default and acceleration provisions.
Pursuant to the GL Borrowing agreement, the Company entered into a two-year interest rate protection agreement which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Borrowing.
On March 2, 2006, the Company’s Board of Directors declared the distribution for the first quarter of 2006 of $0.25 per share for all stockholders of record on March 6, 2006.
On March 17, 2006, a consolidated partnership in which the Company owns a 70 percent interest (the “Hilton 1 Partnership”), obtained a commitment for a $120 million loan from an affiliate of The Prudential Insurance Company of America (the “Hilton 1 Loan”). The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR. The funding of the Hilton 1 Loan is expected to occur on April 3, 2006.
Upon closing, approximately $100 million of the loan proceeds will be used to refinance the existing debt of the Hilton 1 Partnership, which was scheduled to mature in October 2006, and to pay costs associated with the Hilton 1 Loan. The Hilton 1 Partnership will distribute a portion of the proceeds to the Company as a return of capital.
The Hilton 1 Loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25 year amortization through maturity on April 1, 2011. The loan is collateralized by the four Properties and contains restrictive covenants, as defined in the loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures as of December 31, 2005, discussed above, considered our misapplication of a rule related to the required timing and content of pro forma financial information filed with the SEC following certain 2005 asset dispositions, which led to our amending such filings.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control deficiencies and instances of fraud will be prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Internal Control Over Financial Reporting
During the second quarter of 2005, management designed and implemented a new network and telecommunications infrastructure. The scope of our evaluation of the design and operation of our disclosure controls (as discussed above) included any changes in internal control over financial reporting which occurred as a result of this new design and implementation.
During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As discussed under “ Note 24 to our Financial Statements—Subsequent Events”, on January 31, 2006, Hilton Hotels Corporation (“Hilton”) acquired the rights in and to the management agreements for Grand Wailea Resort & Spa, Arizona Biltmore Resort & Spa, and La Quinta Resort & Club (collectively, the “Resorts”). The scope of our 2006 evaluation of the design and operation of our disclosure controls for these Resorts will include any changes in internal control over financial reporting which occur as a result of this transaction.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report.
1.	Report of Independent Registered Certified Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2005

Notes to Schedule III — Real Estate and Accumulated Depreciation at December 31, 2005

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.
(b)	Exhibits
2.1	Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)

2.2	Amendment to Merger Agreement dated May 27, 2003 among the Company, CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

2.3	RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

2.4	Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

2.5	Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.6	First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.3	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.4	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.5	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

3.6	Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

3.7	Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference.)

3.8	Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

4.2	Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investors, Inc.’s (“RFS”) Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.3	Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.4	Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.5	Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.6	Supplemental Indenture, dated as of June 9, 1997, among CNL Rose Acquisition Corp., RFS Partnership, L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.2 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

4.7	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2	Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)

10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.5	Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

10.9	Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.10	Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.11	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.12	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.13	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.14	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.15	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.16	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.17	Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.18	Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.19	Subscription and Stockholders’ Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.20	Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.21	Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.22	First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.24	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.25	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.26	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.) 10.27 Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.28	Purchase and Sale Agreement between CNL Hospitality Corp. , as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.29	Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard—Little Lake Bryan (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.30	Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn—Little Lake Bryan (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.31	First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.32	First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.33	Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard—Little Lake Bryan, the Fairfield Inn—Little Lake Bryan and the SpringHill Suites—Little Lake Bryan (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.34	Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.35	Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.36	Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)

10.37	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.38	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.39	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.40	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.41	Agreement of Purchase and Sale of The Hotel del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.42	First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.43	Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.44	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.45	Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.46	Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.47	$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.48	$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.49	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.50	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.51	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.52	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.53	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.54	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.55	Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.56	$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.57	$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.58	$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005 (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.59	$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.60	$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.61	$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.62	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.63	Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.64	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

10.65	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.66	2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.67	Renewal Agreement dated March 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed April 6, 2005 and incorporated herein by reference.)

10.68	Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.69	Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.70	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.71	Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.72	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.73	Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.74	Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.75	Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.76	Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas; Stephanie Thomas, dated May 13, 2005; and Greerson G. McMullen, dated October 3, 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.77	Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13, 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.78	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.79	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.80	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.81	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.82	Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.83	First Amendment to Renewal Agreement dated as of June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herein by reference.)

10.84	Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated by reference.)

10.85	Third Amendment to Renewal Agreement dated as of August 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2005 and incorporated by reference.)

10.86	Fourth Amendment to Renewal Agreement dated as of September 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.6 to the Registrant’s Form 8-K filed October 3, 2005 and incorporated by reference.)

10.87	Fifth Amendment to Renewal Agreement dated as of October 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 4, 2005 and incorporated by reference.)

10.88	$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005 and incorporated herein by reference.)

10.89	$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Filed herewith.)

10.90	$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Filed herewith.) 10.91 $115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.92	$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.93	$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.94	$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.95	$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.96	$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.97	$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.98	$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.99	Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Filed herewith.)

10.100	Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Filed herewith)

10.101	Sixth Amendment to Renewal Agreement dated as of November 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2005 and incorporated herein by reference.)

10.102	Amended and Restated Renewal Agreement dated as of December 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.9 to the Registrant’s Form 8-K filed December 30, 2005 and incorporated herein by reference.)

10.103	Payment Agreement dated December 30, 2005 by and between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.10 to the Registrant’s Form 8-K filed December 30, 2005 and incorporated herein by reference.)

10.104	$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.105	$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.106	$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.107	$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.108	$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.109	$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.110	$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.111	$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.112	$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.113	$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
(c)	Other Financial Information
The Company is required to file audited consolidated financial statements of Desert Ridge Resort Partners, LLC and WB Resort Partners, LP due to the significance of the results of operations for these unconsolidated entities during the years ended December 31, 2005, 2004 and 2003.

Desert Ridge Resort Partners, LLC
and Subsidiaries
Consolidated Financial Statements
As of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003

Report of Independent Registered Certified Public Accounting Firm
To the Members of Desert Ridge Resort Partners, LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Desert Ridge Resort Partners, LLC and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 17, 2006

Desert Ridge Resort Partners, LLC and
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$8,639,798	$2,810,953
Restricted cash	5,679,713	1,765,084
Accounts receivable, net of allowance for doubtful accounts of $225,279 and $157,069	6,620,479	6,728,054
Due from affiliate	835,685	1,059,273
Prepaid expenses and other current assets	945,883	1,008,279
Property and equipment, net	236,265,609	250,090,197
Loan costs, net of accumulated amortization of $1,063,134 and $4,923,232	2,752,129	3,619,260
Fair value of cash flow hedge	1,624,206	—
Goodwill	1,556,115	1,556,115

Total assets	$264,919,617	$268,637,215

Liabilities and Members’ Deficit

Accounts payable and accrued expenses	$9,909,261	$7,202,674
Obligation under cash flow hedge	—	4,900,957
Mortgage note payable	300,000,000	179,000,000
Other notes payable	—	98,469,552
Distributions payable	1,656,103	1,638,102
Accrued rent under operating leases	2,908,824	2,447,151
Obligations under capital leases	342,698	584,149

Total liabilities	314,816,886	294,242,585

Commitments

Members’ deficit	(49,897,269)	(25,605,370)

Total liabilities and members’ capital deficit	$264,919,617	$268,637,215

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues:
Room	$52,862,776	$48,115,944	$41,027,026
Food and beverage	46,051,980	40,273,542	35,661,081
Other operating department	17,527,355	15,592,334	13,567,716

Total revenue	116,442,111	103,981,820	90,255,823

Costs and expenses:
Room	10,998,627	10,385,524	10,392,949
Food and beverage	28,005,592	24,764,302	23,293,158
Other operating departments	10,498,883	10,498,603	9,785,030
Property operations	10,470,784	9,409,613	9,239,013
Repairs and maintenance	4,192,335	3,992,476	3,583,499
Management fees	3,493,264	3,119,455	2,707,665
Sales and marketing	6,533,418	6,636,754	6,234,005
General and administrative	7,520,241	7,418,431	7,645,167
Depreciation	15,142,718	15,064,287	14,679,757

Total costs and expenses	96,855,862	91,289,445	87,560,243

Operating profit	19,586,249	12,692,375	2,695,580

Interest income	6,075	18,721	—
Interest expense and loan cost amortization	(24,522,302)	(26,366,702)	(24,569,385)
Loss on extinguishment of debt	(15,684,112)	—	—

Net loss	$(20,614,090)	$(13,655,606)	$(21,873,805)

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and
Consolidated Statements of Partners’ Capitals
For the years ended December 31, 2005, 2004 and 2003

			Accumulated Other		Comprehensive
	Class A Members	Class B Members	Comprehensive Loss	Total	Loss
Balance at December 31, 2002	$24,933,773	$3,032,045	$(9,724,228)	$18,241,590
Distributions	(5,902,951)	(667,459)	—	(6,570,410)
Net loss	(19,651,427)	(2,222,378)	—	(21,873,805)	$(21,873,805)
Current period adjustment to recognize fair value of cash flow hedges	—	—	1,944,905	1,944,905	1,944,905

Balance at December 31, 2003	$(620,605)	$142,208	$(7,779,323)	$(8,257,720)	$(19,928,900)

Distributions	(5,902,951)	(667,459)	—	(6,570,410)
Net loss	(12,268,196)	(1,387,410)	—	(13,655,606)	$(13,655,606)
Current period adjustment to recognize fair value of cash flow hedges	—	—	2,878,366	2,878,366	2,878,366

Balance at December 31, 2004	$(18,791,752)	$(1,912,661)	$(4,900,957)	$(25,605,370)	$(10,777,240)

Distributions	(5,902,951)	(667,459)	—	(6,570,410)
Net loss	(18,519,698)	(2,094,392)	—	(20,614,090)	$(20,614,090)
Amortization of loss on termination of cash flow hedges	—	—	732,438	732,438	732,438
Current period adjustment to recognize fair value of cash flow hedges	—	—	2,160,163	2,160,163	2,160,163

Balance at December 31, 2005	$(43,214,401)	$(4,674,512)	$(2,008,356)	$(49,897,269)	$(17,721,489)

See accompanying notes to consolidated financial statements.

	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(20,614,090)	$(13,655,606)	$(21,873,805)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	15,142,718	15,064,287	14,679,757
Amortization of loan costs	1,634,085	1,245,229	1,224,819
Bad debt expense	120,756	104,486	235,793
Amortization of loss on termination of cash flow hedge	732,438	—	—
Loss on extinguishment of debt	15,684,112	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,181)	(1,447,718)	(3,597,575)
Due from affiliate	223,588	1,123,982	1,137,645
Prepaid expenses and other current assets	62,396	(7,397)	(268,918)
Accrued rent under operating leases	461,673	461,673	438,452
Accounts payable and accrued expenses	2,706,587	(438,494)	312,830
Due to affiliate	—	(237,160)	(4,922,567)

Net cash provided by (used in) operating activities	16,141,082	2,213,282	(12,633,569)

Cash flows from investing activities:
Additions to property and equipment	(1,318,130)	(2,691,829)	(26,266,258)
Marriott Vacation Club payment of office build-out	—	—	2,690,000
Increase in restricted cash	(3,914,629)	(848,864)	(864,823)

Net cash used in investing activities	(5,232,759)	(3,540,693)	(24,441,081)

Cash flows from financing activities:
Proceeds from mortgage note payable	301,500,000	—	—
Principal (payments) borrowings on mortgages	(180,500,000)	8,753,681	38,554,587
Principal payments on notes payable	(98,469,552)	—	(203,663)
Principal payments on capital lease obligations	(241,451)	(198,280)	(6,519,230)
Payment of prepayment penalties on mortgage note	(12,630,804)	—	(129,850)
Cash paid to acquire/terminate cash flow hedges	(4,365,000)	—	—
Distributions to members	(6,552,409)	(6,588,411)	—
Payment of loan costs	(3,820,262)	(20,215)	—

Net cash (used in) provided by financing activities	(5,079,478)	1,946,775	31,701,844

Net increase (decrease) in cash and cash equivalents	5,828,845	619,364	(5,372,806)

Cash and cash equivalents, beginning of period	2,810,953	2,191,589	7,564,395

Cash and cash equivalents, end of period	$8,639,798	$2,810,953	$2,191,589

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,655,634	$24,092,376	$24,369,166

Supplemental disclosure of non-cash investing and financing activities
Assets acquired through capital lease obligation	$—	$—	$813,176

Distributions declared but not paid to Partners	$1,656,103	$1,638,102	$1,656,103

Construction costs payable included in construction in progress	$—	$—	$294,614

See accompanying notes to consolidated financial statements.

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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
The LLC relies on capital contributions from the Class A Members and Marriott and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. For the years ended December 30, 2005, December 31, 2004 and January 2004, the LLC incurred losses of approximately $20.6 million, $13.7 million and $21.9 million, respectively. As of December 31, 2005, the LLC had deficit capital of approximately $ 49.9 million. The LLC had positive cash flows from operations of approximately $16.1 million and $2.2 million for the years ended December 30, 2005 and December 31, 2004, respectively, as compared to negative cash flows of approximately $12.6 million for the year ended January 2, 2004. While the Property’s results continued to improve in 2005, losses may continue until such time as the Property establishes market presence and captures market share, and could increase if economic conditions worsen. The LLC has a Liquidity Facility Loan (see Note 5) to fund operating shortfalls and deficit debt service if needed. The Members are committed to fund such shortfalls if they arise. DRR Tenant Corporation is a separate member of the consolidated group of companies, and as required by DRR Tenant Corporation’s Second Amended and Restated Certificate of Incorporation, the assets and credit of DRR Tenant Corporation are not available to satisfy the debt of the other consolidated entities.
In accordance with the LLC agreement (the “Agreement”), (i) each Member’s account is credited with capital contributions, share of profits and (ii) each Members’ account is charged for amounts distributed to each Member. The Class A Members and Class B Members own 89.8% and 10.2% as a result of approximately $51.3 million and $5.8 million, respectively, in capital contributions since formation.

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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
In accordance with the LLC Agreement, the Company was required to pay each Member a return, computed at the rate of 11 percent per annum on the daily average outstanding balance of the Members’ unreturned capital prior to the Opening Date, as defined above. After the Opening Date of the Property, the per annum distribution rate to Members increased to 11.5 percent. These cash distributions are made based on cash available for distribution within thirty days of the end of each calendar quarter, as defined in the Agreement. The Company has and may in the future borrow money as necessary to make distributions. As of December 30, 2005 and December 31, 2004, the Company had distributions payable totaling approximately $1.7 million and $1.6 million, respectively.
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
Marriott, which manages the Property, uses a quarterly accounting calendar whereby its fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over period results may reflect different ending dates.

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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
Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment as well as taxes and insurance escrow. These amounts are calculated as a certain percentage of gross revenue in accordance with the hotel management agreement. Beginning in
2005, the Company’s new mortgage loan agreement requires certain amounts to be deposited for future debt service requirements (see Note 4 for more information on the new loan). The accompanying consolidated balance sheets as of December 30, 2005 and December 31,2004 included approximately $5.7 million and $1.8 million, respectively, which was restricted for these purposes.
Inventory
Inventory consists primarily of food and beverage inventory, merchandise and operating supplies and is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Property and Equipment
Property and equipment is stated at cost and includes building, lease and land improvements and furniture, fixtures and equipment (“FF&E”). Land improvements and FF&E are depreciated on the straight-line method over the assets’ estimated useful lives of 15 and 3 years, respectively. Buildings are depreciated over 40 years.
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
Leases
The Company has entered into capital and operating leases for equipment used at its Properties. Equipment leased under capital leases are recorded as equipment under capital leases along with a

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
liability for the offsetting obligation under capital leases. Equipment under capital leases is depreciated over the shorter of the lease term or the useful life of the equipment, and the obligation is reduced as monthly lease payments are made. Payments under operating leases are recorded as rent expense each month as lease payments are made. Rent expense for two land leases is straight-lined over the life of the leases.
Income Taxes
Under the provisions of the Internal Revenue Code and applicable state laws, the LLC is only subject to taxation of income on the profits and losses from the taxable REIT subsidiary (“TRS”) tenant operations. The tax consequences of other LLC revenues and expenses, unrelated to the operation of the Property, will accrue to the Members. Certain of these other revenues and expenses may be treated differently in the LLC’s income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as those reported in the Members’ income tax returns.
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
Revenue Recognition
The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Advanced deposits of approximately $2.8 million and $1.6 million are included in accounts payable and accrued expense in the accompanying consolidated balance sheets as of December 30, 2005 and December 31, 2004, respectively.
Advertising and Promotion Costs
The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statements of operations. Advertising, promotional and marketing costs totaled approximately $0.9 million, $1.2 million and $1.3 million for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations.
Derivative Financial Instruments
The LLC follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FASB 133”), as amended. FASB 133 established accounting

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
and reporting standards for derivative instruments and for hedging activities by requiring all derivatives to be measured at fair value and recognized in the consolidated balance sheets. Gains or losses resulting from changes in fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment (the ineffective portion, if any, of all hedges is recognized in current earnings).
Impairment of Long-Lived Assets and Goodwill
In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the years ended December 31, 2005, 2004 and 2003, the LLC recorded no impairments.
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests for impairment of goodwill at least annually.
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
Reclassification
Certain items in the prior year’s consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on members’ deficit or results of operations.

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
3.	Property and Equipment
Property and equipment consisted of the following at:

	December 30,	December 31,
	2005	2004
Land and land improvements	$63,777,646	$63,498,310
Buildings	168,562,583	168,381,962
Furniture, fixtures and equipment	50,785,885	49,713,609
Equipment under capital leases	813,176	1,027,280

	283,939,290	282,621,161
Less: accumulated depreciation	(47,673,681)	(32,530,964)

	$236,265,609	$250,090,197

Accumulated depreciation for equipment under capital leases was approximately $0.5 million and $0.5 million for the years ended December 30, 2005 and December 31, 2004, respectively.
4.	Mortgage Note Payable
In December 2000, the LLC entered into a $179.0 million construction loan (the “Initial Loan”) with an institutional lender to finance construction costs. The Initial Loan was collateralized by a first mortgage and lien on the Property and all other LLC assets. The construction loan had a seven-year term and a scheduled final maturity of December 15, 2007. Interest only payments were due quarterly on each March 15, July 15, September 15, and December 15 with the entire principal balance due at maturity.
A portion of the Initial Loan bore interest at an annual rate of 185 basis points above three-month London Interbank Offered Rate (“LIBOR”). The LLC entered into a seven-year interest rate swap agreement (the “Swap”) to effectively convert the variable rate portion of this mortgage to a fixed interest rate of 6.025% per annum. The LLC designated the Swap as a hedge of specific debt instruments, and through the date of the termination of this Swap, recognized interest differentials as adjustments to interest expense as the differentials occurred. The counterparty to this agreement was a major financial institution. Through the June 15, 2005 date of termination of this Swap, the LLC recorded adjustments to the fair value of this cash flow hedge of approximately $3.3 million in other comprehensive income (loss).

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
On June 15, 2005, the LLC entered into a $301.5 million loan agreement (the “Second Loan”) with Barclays Capital Real Estate Inc. The Second Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions, subject to certain conditions, available at the LLC’s option, including the payment of an extension fee. Approximately $275 million of the Second Loan proceeds were used to refinance all of the existing outstanding balance of the Initial Loan and repaying all of the outstanding balance on the loans to Marriott (see Note 5). The remaining proceeds were used to pay expenses related to the early extinguishment of the Initial Loan, including the termination of the Swap, and the closing of the Second Loan. In connection with the refinancing, the LLC recorded a loss on extinguishment of debt of $15.7 million. In addition, the Company began amortizing the $3.3 million amount remaining in other comprehensive income (loss) from the Swap to the statement of operations, since the originally forecasted payments are still probable of occurring.
The Second Loan is collateralized by the Property, bears interest at a rate of one-month LIBOR plus 226 basis points per year, and contains restrictive covenants, as defined in the loan agreement, which require the LLC to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. Payments of interest only are due monthly through the expected maturity in July 2007. There are three additional one-year extensions, subject to certain conditions, available at the LLC’s option, including payment of an extension fee. The interest rate on the Second Loan is substantially less than the weighted–average rate of the Initial Loan.
In conjunction with the Second Loan, the LLC entered into an interest rate protection agreement, with a notional amount of $301.5 million, which caps one-month LIBOR at 4.50 percent for the initial term of the Second Loan. The interest rate protection agreement is designated as a cash flow hedge. The LLC paid $1.0 million to acquire this hedge. On June 28, 2005, the Second Loan balance was reduced to $300.0 million and the interest rate was adjusted to LIBOR plus 225 basis points on an annual basis.
5.	Other Notes Payable
The LLC and Marriott entered into a series of agreements whereby Marriott International Capital Corporation has agreed to make four loans to the LLC: Mezzanine loan A (the “Mezzanine Loan”); mezzanine loan B (the “Liquidity Facility Loan”); mezzanine loan C (the “Project Cost Facility Loan”) and mezzanine loan D (the “Senior Loan Guaranty Loan”).
At December 31, 2004 approximately $28.8 million, $57.6 million and $10.1 million, respectively, was outstanding under the Liquidity Facility Loan, the Mezzanine Loan and the Project Cost Facility Loan. No amounts were borrowed under the Senior Loan Guarantee Loan. Marriott International Capital Corporation also agreed to loan up to approximately $2.3 million to the LLC for additional improvements relating to the future occupancy of Marriott Vacation Club (see Note 7). As of December 31, 2004, the Company had borrowed approximately $2.0 million under this facility. On June 15, 2005, proceeds from the Second Loan were used to repay any amounts outstanding under these loan agreements with Marriott.

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
As of December 30, 2005, the only facility available for borrowing from Marriott consists of a Liquidity Facility Loan for up to $7.8 million to fund priority shortfalls from the operations of the Property through December 15, 2007. As of December 30, 2005, there are no borrowings outstanding under this loan facility.
6. Leases
The LLC is a lessee of various types of equipment used in operating the Property. The LLC’s leases are categorized as operating or capital leases based upon the terms in the lease agreements. The LLC also leases two parcels of land from the State of Arizona under two separate operating lease agreements, on which the luxury resort and the two golf courses are located. These leases are effective until July 2092 and require escalating base rents. Rental payments are due annually. Total rent expense under all operating leases, including the land leases, for each of the years ended December 31, 2005, 2004 and 2003, was approximately $1.2 million. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 30, 2005, December 31, 2004 and January 2, 2004. The LLC has recorded accrued rent of approximately $2.9 million and $2.4 million as of December 31, 2005 and 2004, respectively, as a result of straight-lining the minimum annual rental payments under the terms of the land leases.
Future minimum rental payments required under capital leases together with the present value of the net minimum lease payments as of December 30, 2005 are as follows:

2006	$212,447
2007	187,867

Total future minimum lease payments	400,314
Less: interest	(57,616)

Present value of net minimum lease payments	$342,698

Desert Ridge Resort Partners, LLC and
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
Future minimum lease rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2005 are as follows:

2006	$651,402
2007	440,793
2008	486,003
2009	486,003
2010	486,003
Thereafter	75,867,005

Total	$78,417,209

7.	Transactions with Related Parties
Hotel Management Agreement
The LLC entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property. Under the terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee ranging from 20 percent to 50 percent of operating cash flow. The LLC incurred fixed management fees of approximately $3.5 million, $3.1 million and $2.7 million during the years ended December 30, 2005, December 31,2004 and January 2, 2004, respectively.
Other
In connection with the development of a Marriott Vacation Club resort (the “MVC Resort”) within close proximity to the Property, the LLC has committed to lease office and lobby space to the MVC Resort for the purposes of the establishment of a gallery and the promotion of Marriott Vacation Club International. The term of the lease is eight years from the Opening Date of the Property and will result in annual rental income of approximately $0.4 million. During the years ended December 30, 2005, December 31, 2004 and January 2, 2004, the Company received approximately $0.4 million in income in connection with this lease which has been included in other operating department revenue. The Company has also entered into an arrangement with MVC Resort whereby it receives cost reimbursements related to time share activity in the amount of approximately $0.2 million plus housekeeping and engineering costs each year. These amounts are recorded as a reduction of operating expenses within the appropriate hotel operating departments.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
The LLC has entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. The Company incurred approximately $5.8 million, $5.7 million and $5.0 million, respectively, for such services, for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations. The following table summarizes these expenses by major category:

	December 30,	December 31,	January 2,
	2005	2004	2004
Advertising	$1,289,189	$1,236,965	$1,133,045
Marriott Rewards	1,234,339	1,283,828	951,257
Insurance	1,492,653	1,307,975	1,006,730
Reservations	417,943	446,668	430,204
Accounting Services	1,294,390	1,377,110	1,413,645
Other	29,155	28,987	28,359

Total	$5,757,669	$5,681,533	$4,963,240

The LLC has bonus plans, based on profitability formulas, which provide incentive compensation for key officers and employees. Amounts charged to expense for bonuses to property management totaled approximately $1.2 million, $1.2 million and $0.9 million for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively. These amounts are allocated between various hotel cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations.

As of December 30, 2005 and December 31, 2004, amounts due from Marriott were approximately $0.8 million and $1.1 million, respectively, for receivables collected by Marriott on behalf of the LLC, and are included in due from affiliates in the accompanying consolidated balance sheets.

Desert Ridge Resort Partners, LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
8.	Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated balance sheets are as follows:

	December 30,	December 31,
	2005	2004
Deferred tax asset:
Net operating loss	$10,350,746	$10,138,104
Bad debt expense	86,958	60,629

Deferred tax liability:
Accelerated depreciation	(3,736,025)	(3,603,040)

Net deferred tax asset	6,701,679	6,595,693
Valuation allowance	(6,701,679)	(6,595,693)

	$—	$—

The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses. The TRS tenant has net operating loss carry-forwards for federal and state purposes of approximately $26.8 million and $36.9 million as of December 30, 2005 and December 31, 2004, respectively, which is available to offset future taxable income. The estimated net operating loss carry-forward expiration dates are as follows as of December 30, 2005:

2020	$626
2021	532,864
2022	5,991,734
2023	14,597,250
2024	5,142,042
2025	550,887

$26,815,403

The Company has not recorded this potential future benefit because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential future benefit.
9.	Commitments and Contingencies

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.
* * * * *

WB Resort Partners, L.P. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003

Report of Independent Registered Certified Public Accounting Firm
To the Partners of WB Resort Partners, L.P.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of discontinued operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of WB Resort Partners, L.P. and its subsidiaries (the “Partnership”) at December 31, 2005 and December 31, 2004 and the results of their discontinued operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Partnership sold its interest in the Property on November 7, 2005.
/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 17, 2006

WB Resort Partners, L.P. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
Assets

Cash and cash equivalents	$1,696,177	$1,626,242
Accounts receivable, net of allowance for doubtful accounts of $0 and $145,514	53,334	6,100,465
Restricted cash	—	10,428,284
Due from affiliates	—	87,576
Prepaid expenses and other current assets	—	934,878
Property, construction in progress and equipment, net	—	181,317,714
Loan costs, less accumulated amortization of $0 and $2,120,679	—	1,011,860

Total assets	$1,749,511	$201,507,019

Liabilities and Partners’ Capital

Accounts payable and accrued expenses	$1,023,513	$12,407,940
Construction costs payable, including retainage payable	—	1,143
Due to affiliates	—	173,341
Distribution payable	—	7,364,726
Current portion of capital lease obligations	—	55,716
Mortgage note payable	—	130,000,000
Other note payable	—	48,809,159
Capital lease obligations	—	111,315
Accrued rent from operating leases	—	2,415,571

Total liabilities	1,023,513	201,338,911

Commitments (Note 9)

Partners’ capital	725,998	168,108

Total liabilities and partners’ capital	$1,749,511	$201,507,019

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Discontinued Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:

Rooms	$55,896,384	$51,874,416	$42,211,855
Food and beverage	10,157,658	10,976,899	8,851,845
Other operating departments	6,455,776	5,760,208	4,702,101

Total revenue	72,509,818	68,611,523	55,765,801

Costs and expenses:

Rooms	15,196,197	15,611,607	12,859,657
Food and beverage	9,077,863	9,885,121	8,478,072
Other operating departments	864,999	834,484	962,904
Property operations	12,008,232	12,728,317	12,330,038
Repairs and maintenance	2,993,740	3,186,921	2,959,039
Management fees	2,120,446	2,098,681	1,660,663
Sales and marketing	5,882,681	6,403,496	5,486,112
General and administrative	6,016,740	5,905,271	4,960,771

Depreciation	8,742,938	11,933,788	11,975,475

Total costs and expenses	62,903,836	68,587,686	61,672,731

Operating profit (loss)	9,605,982	23,837	(5,906,930)

Interest and loan cost amortization	(14,425,973)	(15,859,148)	(15,124,872)
Gain on sale of assets	103,468,262	—	—
Loss on extinguishment of debt	(2,107,467)	—	—

Income (loss) before benefit from income taxes	96,540,804	(15,835,311)	(21,031,802)
Benefit from income taxes	26,570	—	—

Net income (loss)	$96,567,374	$(15,835,311)	$(21,031,802)

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Partners’ Capital
For the years ended December 31, 2005, 2004 and 2003

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2002	$46,601	$46,552,728	$46,599,329

Distributions	(9,775)	(9,765,223)	(9,774,998)

Net loss	(21,032)	(21,010,770)	(21,031,802)

Balance, December 31, 2003	$15,794	$15,776,735	$15,792,529

Contributions	211	210,679	210,890

Net loss	(15,835)	(15,819,476)	(15,835,311)

Balance, December 31, 2004	$170	$167,938	$168,108

Distributions	(96,009)	(95,913,475)	(96,009,484)

Net income	96,567	96,470,807	96,567,374

Balance, December 31, 2005	$728	$725,270	$725,9988

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$96,567,374	$(15,835,311)	$(21,031,802)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	8,742,938	11,933,788	11,975,475
Amortization of loan costs	531,890	627,819	632,291
Provision for bad debt expense	231,403	50,169	107,386
Gain on sale of hotel and resort property	(103,468,262)	—	—
Loss on extinguishment of debt	479,970	—	—
Changes in assets and liabilities:
Accounts receivable	5,815,728	(612,792)	(1,658,952)
Prepaid expenses and other current assets	934,878	446,348	(565,129)
Due from affiliates	87,576	(39,364)	(2,938)
Accrued rent from operating leases	(2,415,571)	(31,785)	2,056,284
Accounts payable and accrued expenses	(11,384,427)	1,272,678	1,720,620
Due to affiliates	(173,341)	71,980	92,991

Net cash used in operating activities	(4,049,844)	(2,116,470)	(6,673,774)

Cash flows from investing activities:
Proceeds from sale of hotel and resort property	276,041,895	(2,932,015)	(5,869,922)
Decrease (increase) in restricted cash	10,428,284	(589,585)	1,823,319

Net cash (used in) provided by investing activities	286,470,179	(3,521,600)	(4,046,603)

Cash flows from financing activities:
Repayment of mortgage note payable	(130,000,000)	—	—
Repayment of (proceeds from) other notes payable	(48,809,159)	4,729,551	16,281,419
Principal payments on capital lease obligations	(167,031)	(622,442)	(1,050,177)
Capital contributions from partners	—	210,890	—
Distributions to partners	(103,374,210)	—	(4,874,110)

	2005	2004	2003
Net cash (used in) provided by financing activities	(282,350,400)	4,317,999	10,357,132

Net increase (decrease) in cash and cash equivalents	69,935	(1,320,071)	(363,245)
Cash and cash equivalents, beginning of period	1,626,242	2,946,313	3,309,558

Cash and cash equivalents, end of period	$1,696,177	$1,626,242	$2,946,313

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,417,730	$15,859,148	$14,461,778

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid to partners	$—	$—	$7,364,726

Construction costs payable included in construction in progress	$—	$1,143	$636,388

The accompanying notes are an integral part of these consolidated financial statements.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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

The Partnership was formed to own and operate a resort located in Honolulu, Hawaii (the “Property”). On September 9, 2005, the Partnership entered into an Agreement of Purchase and Sale (the “Sale Agreement”), with W2005 WKI Realty, LLC, an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005 (the “Purchaser”), which is an affiliate of Goldman Sachs. The Sale Agreement provided for the sale of all of the Partnership’s interest in the Property (the “Sale”) for a purchase price of $279 million in cash, subject to closing proration adjustments as provided in the Sale Agreement. The Sale closed on November 7, 2005. Dissolution of the Partnership is expected to occur in the first quarter of 2006.

The structure of the Partnership and its subsidiaries was designed to allow the parent of its majority owner to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes. In keeping with this objective, the Partnership operates its Property through a taxable REIT subsidiary (“TRS”), as permitted by the REIT Modernization Act of 1999.

The General Partner and Limited Partners hold a 0.1% and 99.9% interest, respectively, as a result of capital contributions totaling approximately $0.1 million and $85.1 million in the Partnership in order to obtain the following percentage interests:

Percentage
Partner	Interest
General Partner	0.1%
CNL WBR Investor, L.P.	48.9%
Waikiki Beach Resort, Ltd.	36.0%
Marriott	15.0%
The Partnership relied on capital contributions from the General Partner and Limited Partners and borrowings under loans to fund capital expenditures, operating losses and negative cash flows. For the years ended December 31, 2005, 2004 and 2003, the Partnership reported net income of approximately $96.6 million, including a gain on the sale of the Property of $103.5 million, net loss of approximately $15.8 million, and net loss of approximately $21.0 million, respectively. The General Partner and Limited Partners are required by the limited partnership agreement to make their pro-rata share of capital contributions required to fund operating shortfalls of the Partnership. If any partner fails to make such required capital contribution, they will be in default. In accordance with the partnership agreement, non-defaulting partners may elect to cure such default by making the defaulting partner’s capital contribution, which will be considered a loan from the non-defaulting partner to the defaulting partner.

Allocations and Distributions Net operating profits and net operating losses are allocated to the General and Limited Partners in accordance with their respective ownership interests.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
In addition, the General Partner and Limited Partners are entitled to a return of 11.5% per annum (the “11.5% Preferred Return”). The cumulative 11.5% Preferred Return is to be paid quarterly to each partner based on the capital accounts of each partner during the quarter. As of December 31, 2005 and 2004, the Partnership had distributions payable totaling $0 and $7.4 million, respectively.

As a result of the closing of the Sale, the Partnership distributed the net proceeds among the partners according to the partnership agreement. The General Partner received approximately $0.1 million, CNL WBR Investor, L.P. received approximately $50.0 million, Waikiki Beach Resort, Ltd. received approximately $36.8 million, and Marriott received approximately $15.3 million in distributions. Waikiki Beach Resort, Ltd. utilized approximately $32.7 million of the distributions received to repay the outstanding balance of two loans to Marriott in full (see Note 5).

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

Basis of Financial Statement Presentation

The Partnership prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Property was sold on November 7, 2005, accordingly, the Partnership has presented a statement of discontinued operations for all periods presented.

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

Certain amounts of cash are restricted for maintenance and replacement of furniture, fixtures, and equipment in accordance with the hotel management agreement. Escrows for the payment of property taxes and insurance is also included in restricted cash in the accompanying consolidated balance sheet as of December 31, 2004.

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets. Advanced deposits of approximately $0 million and $0.7 million are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
2004, respectively. See also Note 7 for a description of reimbursements related to the Property’s Marriott Rewards program.

Advertising and Promotion Costs

The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying statements of operations. Advertising, promotional and marketing costs totaled approximately $1.3 million, $1.5 million, and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassification

Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on partners’ equity or net income or loss.

Leases

The Partnership entered into capital and operating leases for land and equipment used at the Property. Equipment leased under capital leases was recorded as equipment on the accompanying consolidated balance sheets with a liability for the corresponding obligation under the lease agreement. Equipment under capital leases were depreciated over the useful life of the equipment and the obligation is reduced as monthly lease payments are made. Payments under operating leases were generally recorded as rent expense as lease payments are made. Rent expense under leases with escalating minimum rents was straight-lined over the term of the lease.

Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from the TRS tenant operations. The tax consequences of other Partnership revenues and expenses, unrelated to the operation of the Property, will accrue to the partners. Certain of these other revenues and expenses may be treated differently in the Partnership’s income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as those reported in the Partners’ income tax returns.

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

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
3.	Property, Construction in Progress and Equipment, Net

Property, construction in progress and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004
Building	$––	$121,436,927
Leasehold improvements	––	36,606,498
Land improvements	––	7,145,528
Furniture, fixtures and equipment	––	47,277,329
Equipment under capital leases	––	3,398,408

	––	215,864,690
Less: accumulated depreciation	––	(35,814,664)
Construction in progress	––	1,267,688

	$––	$181,317,714

Accumulated depreciation for equipment under capital leases was approximately $0 and $3.2 million as of December 31, 2005 and 2004, respectively.
4.	Mortgage Note Payable

In July 2001, the Partnership entered into a $130.0 million mortgage loan with an institutional lender to finance a portion of the Property acquired and future renovation costs. The mortgage was collateralized by a first mortgage and lien on the building and all other assets. The loan bore interest at 8.53% per annum and had a maturity date of August 15, 2006. Interest-only payments were due monthly through maturity. For the years ended December 31, 2005, 2004 and 2003, the Partnership incurred approximately $9.5 million, $11.3 million and $11.2 million, respectively, in interest expense from this loan. The entire outstanding balance on the mortgage, including accrued interest, was repaid with proceeds from the Sale (See Note 1). In connection with the repayment of the mortgage, the Partnership recorded a loss on extinguishment of debt of $2.1 million, consisting of $1.3 million of loss on the termination of a hedge, $0.3 million related to interest expense and $0.5 million related to the write-off of deferred loan costs.

5.	Other Notes Payable

On July 27, 2001, the Partnership and Marriott entered into a loan agreement whereby Marriott agreed to provide three loans to the Partnership: a liquidity facility loan (“Mezz Loan A”); a senior loan guaranty (“Mezz Loan B”); and a cost overrun loan (“Mezz Loan C”).

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
A description of each loan is as follows:

Maximum
Loan	Purpose of Loan	Funding	Maturity	Interest Rate
Mezz Loan A	Fund priority	$20,000,000	07/2006	LIBOR plus 700
	shortfalls from the			basis points (not
	operations of the			to exceed 13.5%)
Property

Mezz Loan B	Fund any deficiency	$20,000,000	07/2006	LIBOR plus 700
	in the payment of			basis points (not
	monthly debt			to exceed 13.5%)
service payments
under the Mortgage
Loan

Mezz Loan C	Fund renovation	$10,000,000	07/2006	LIBOR plus 700
	costs in excess of			basis points (not
	project budget			to exceed 13.5%)
At December 31, 2005, no amounts were outstanding under Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. At December 31, 2004, including interest accrued on the funded amounts, approximately $24.3 million, $24.6 million and $0 were outstanding under Mezz Loan A, Mezz Loan B and Mezz Loan C, respectively. The interest rate on the Mezz Loan A and Mezz Loan B was 0 percent and 9.40 percent at December 31, 2005 and 2004, respectively. The Partnership incurred interest expense of approximately $4.3 million, $3.9 million and $3.1 million, respectively, from these loans during the years ended December 31, 2005, 2004 and 2003, respectively. As a result of the Sale (see Note 1), the entire outstanding balance on Mezz Loan A and Mezz Loan B were repaid with distributions received from the Sale.

6.	Leases

During the years ending December 31, 2005, 2004 and 2003, the Partnership was a lessee of various types of equipment used in operating the Property. Leases were categorized as operating or capital leases based upon the terms in the lease agreements.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
The Partnership leased two parcels of land under ground leases, on which the Property is located. These operating leases were transferred to the Purchaser in connection with the Sale of the Property. One of the land leases had escalating base rents from 2001 to 2004. The minimum annual rent has been straight-lined over the life of these leases. Both leases contained percentage rent calculations based on percentages of gross revenues, as defined. Rent expense, including accrued rental expense and lease taxes for the years ended December 31, 2005, 2004 and 2003, was approximately $5.6 million, $5.3 million and $5.1 million, respectively. Percentage rent for the years ended December 31, 2005, 2004 and 2003 was $0.8 million, $0.5 million and $0.4 million, respectively. These amounts have been included in property operations and maintenance in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, respectively.

7.	Transactions with Related Parties

Hotel Management Agreement

The Partnership entered into an agreement with an affiliate of Marriott International, Inc. (the “Manager”) to manage the Property. Under the terms of the agreement, the Manager operates the Property in return for a fixed management fee of 3 percent of gross revenues. The Manager also earns an incentive management fee equal up to 50 percent of operating profits in excess of certain payment thresholds. The Partnership incurred fixed management fees of approximately $2.1 million, $2.1 million and $1.7 million during the years ended December 31, 2005, 2004 and 2003, respectively. The management agreement was assumed by the Purchaser in connection with the Sale of the Property.

Other

The Partnership entered into various other agreements with Marriott, or subsidiaries thereof, to provide services such as marketing support, reservation services, and other services customary to the operation of a national brand hotel concept. The Partnership incurred approximately $6.1 million, $6.3 million and $5.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003, which have been included in cost of sales for rooms, food and beverage, and other operating departments in the accompanying consolidated statements of operations. The following table summarizes these expenses by major category:

	2005	2004	2003
Advertising	$1,874,021	$2,358,963	$2,042,291
Marriott Rewards	938,549	771,180	608,301
Insurance	954,617	838,837	947,964
Reservations	1,925,585	1,996,495	1,794,918
Accounting Services	263,436	209,949	210,351
Other	125,999	90,804	117,471

Total	$6,082,207	$6,266,228	$5,721,296

The Partnership receives rental income under an arrangement with Marriott Vacation Club. Revenues recognized from this arrangement in 2005, 2004 and 2003 were approximately $0.4 million, $0.4 million and $ 0.4 million, respectively. These amounts are included in other operating departments revenue in the accompanying consolidated statements of operations.

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
As of December 31, 2005 and 2004, amounts due from Marriott and affiliates were approximately $0 and $0.1 million, respectively, for miscellaneous receivables collected by Marriott on behalf of the Partnership.

As of December 31, 2005 and 2004, amounts due to Marriott and affiliates were approximately $0 and $0.2 million, respectively, for payroll and other costs paid by Marriott on behalf of the Partnership.

Marriott Rewards Reimbursement

The Property participated in the Marriott Rewards guest loyalty program. Marriott charges the cost of operating this program to its participating hotels based on members’ qualifying expenditures. The Partnership recorded its share of program costs and pays to Marriott based upon contractual amounts when qualified members stayed at the Property. When members redeemed rewards at the Property, the Partnership received reimbursements from Marriott based on a standard reimbursement rate and recorded these as room revenues. During the years ended December 31, 2005, 2004 and 2003, the Partnership received Marriott Rewards reimbursements of $3.9 million, $3.1 million and $3.0 million, respectively. Additionally, during the year ended December 31, 2004, Marriott performed a review of Marriott Rewards reimbursements for the period of December 2000 through December 2003 and assessed a retroactive adjustment in the reimbursed rate through December 2003. This assessment resulted in the recording of an adjustment to room revenues of $1.7 million during the year ended December 31, 2004. This change in accounting estimate reduced revenues and increased the Partnership’s net loss in 2004 by $1.7 million. A portion of the reimbursement was paid during 2004 and the remaining $0.9 million due was paid during the year ended December 31, 2005.

8.	Income Taxes

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss	$—	$16,688,775
Accrued rent	—	923,000
Deferred tax liabilities:
Accelerated depreciation	—	(3,589,320)

Net deferred tax asset	—	14,022,455
Valuation allowance	—	(14,022,455)

	$—	$—

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
The types of temporary differences between the tax bases of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation and net operating losses. The TRS tenant has net operating loss carryforwards for federal and state purposes of approximately $0 and $36.9 million as of December 31, 2005 and 2004, respectively.

9.	Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Partnership’s financial condition or results of operations.
* * * * *

The following summarized financial information is filed as part of this report as a result of Marriott providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company’s tenants. The aggregate carrying value of the Properties covered by these credit enhancements and guarantees represents more than twelve percent of the Company’s total assets for the year ended December 31, 2005. The summarized financial information presented for Marriott as of December 31, 2005, December 31, 2004 and January 2, 2004, and for each of the years ended December 31, 2005, December 31, 2004 and January 2, 2004, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended December 31, 2005.
Marriott International, Inc. and Subsidiaries
Selected Financial Data
(in millions, except per share data)
Consolidated Balance Sheets Data:

	December 31,	December 31,	January 2,
	2005	2004	2004
Current Assets	$2,010	$1,946	$1,347
Noncurrent Assets	6,520	6,722	6,830
Current Liabilities	1,992	2,356	1,770
Noncurrent Liabilities	3,286	2,231	2,569
Stockholders’ Equity	3,252	4,081	3,838
Consolidated Statements of Income Data:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended,	Ended,	Ended,
	December 31,	December 31,	January 2,
	2005	2004	2004
Gross revenues	$11,550	$10,099	$9,014
Costs and expenses (including income tax expense)	10,881	9,503	8,512

Net income	$669	$596	$502

Basic earnings per share	$3.09	$2.63	$2.16

Diluted earnings per share	$2.89	$2.48	$2.05

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

CNL HOTELS & RESORTS, INC.
By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ C. Brian Strickland
C. BRIAN STRICKLAND
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Mark E. Patten
MARK E. PATTEN
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	March 31, 2006

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board	March 31, 2006

/s/ John A. Griswold John A. Griswold	President, Chief Operating Officer and Director	March 31, 2006

/s/ Craig M. McAllaster Craig M. McAllaster	Director	March 31, 2006

/s/ Robert E. Parsons, Jr. Robert E. Parsons, Jr.	Director	March 31, 2006

/s/ James Douglas Holladay James Douglas Holladay	Director	March 31, 2006

/s/ Jack Kemp Jack Kemp	Director	March 31, 2006

/s/ Dianna F. Morgan Dianna F. Morgan	Director	March 31, 2006

/s/ Thomas J. Hutchison III Thomas J. Hutchison III	Chief Executive Officer and Director	March 31, 2006

/s/ C. Brian Strickland C. Brian Strickland	Executive Vice President, Chief Financial Officer, and Treasurer	March 31, 2006

/s/ Mark E. Patten Mark E. Patten	Senior Vice President and Chief Accounting Officer	March 31, 2006

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)
Years Ended December 31, 2005, 2004 and 2003

			Additions		Deductions
			Charged
		Balance	to	Charged
		at	Costs	to		Balance
		Beginning	and	Other		at End
Year	Description	of Year	Expenses	Accounts	Utilized	of Year
2003	Deferred tax asset valuation allowance	$4,314	$—	$5,784	$—	$10,098

2004	Deferred tax asset valuation allowance	$10,098	$—	$63,872	$—	$73,970

2005	Deferred tax asset valuation allowance	$73,970	$—	$19,560	$—	$93,530

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
December 31, 2005

				Costs Capitalized
				Subsequent		Gross Amount at Which Carried
	Initial Costs			To Acquisition		at Close of Period
					Carrying					Accumulated	Date of	Date
	Land	Buildings	Equipment	Improvements	Costs	Land	Buildings	Equipment	Total	Depreciation	Construction	Acquired
Grand Wailea Resort Hotel and Spa Maui, HI	$81,343	$515,080	$19,916	$9,883	$—	$81,383	$517,935	$26,908	$626,222	$32,931	1991	4/2004
La Quinta Resort & Club LaQuinta, CA	239,309	171,993	15,694	4,727	—	239,420	172,596	19,707	431,723	30,202	1926	4/2004
Arizona Biltmore Resort & Spa Phoenix, AZ	53,341	191,583	11,802	5,295	—	53,507	194,154	14,358	262,020	16,712	1929	4/2004
Doral Golf Resort & Spa Miami, Florida	109,669	122,723	17,344	6,312	—	111,946	129,229	14,873	256,048	23,672	1962	4/2004
Capital Hilton Washington, DC	11,808	83,488	9,934	8,860	—	11,811	90,279	11,999	114,089	7,659	1943	12/2004
JW Marriott — Le Meridien New Orleans, LA	—	78,607	13,893	17,764	—	—	90,385	19,879	110,264	11,882	1984	4/2003
Marriott — Seattle Waterfront Seattle, WA	12,039	74,016	7,242	252	—	12,051	74,032	7,466	93,549	7,642	2003	5/2003
Hilton Miami, FL	12,309	58,797	7,395	11,082	—	12,217	66,156	11,209	89,582	12,632	1987	9/2001
Doubletree Inn Crystal City, VA	7,854	57,979	4,509	16,594	—	7,880	69,179	9,877	86,936	6,990	1973	12/2002
Hilton Torrey Pines La Jolla, CA	—	71,667	9,193	4,887	—	25	75,386	10,336	85,747	6,643	1989	12/2003
Hilton Rye Town, NY	7,429	58,659	7,912	7,523	—	7,555	62,310	11,658	81,253	8,165	1973	2/2003
El Conquistador Tucson, AZ	3,713	57,705	7,583	11,261	—	4,969	63,954	11,338	80,261	8,918	1982	12/2002
Marriott BWI Airport Baltimore, MD	3,893	63,689	6,200	6,008	—	3,897	67,658	8,235	79,790	6,200	1988	8/2003
Hyatt Montreal, Quebec, Canada	6,083	39,163	6,554	26,129	—	7,470	55,445	15,009	77,929	6,605	1976	12/2003
Hilton Costa Mesa, CA	7,671	43,558	6,880	18,374	—	7,876	54,356	14,250	76,482	12,186	1983	9/2001
Hyatt Dearborn, MI	3,353	43,150	5,748	18,693	—	4,562	57,853	8,528	70,943	8,108	1976	8/2003
Claremont Resort & Spa Berkeley, CA	15,119	47,408	7,177	687	—	15,117	47,514	7,760	70,391	6,664	1915	4/2004
Courtyard Philadelphia, PA	7,409	55,820	5,160	704	—	7,479	56,103	5,511	69,093	13,731	1999	11/1999
Marriott Bridgewater, NJ	3,821	55,247	5,207	1,227	—	3,881	55,573	6,048	65,502	7,858	2002	6/2002
Marriott Plano, TX	5,927	45,567	7,272	1,666	—	5,954	45,834	8,644	60,432	5,546	2001	8/2003
Hilton Lincoln Center Dallas, TX	5,483	41,137	5,380	7,181	—	5,445	45,950	7,786	59,181	6,123	1976	12/2002
Embassy Suites Crystal City, VA	5,348	35,664	4,488	6,177	—	5,426	39,632	6,619	51,677	4,951	1985	2/2003
Embassy Suites Santa Clara, CA	6,800	35,118	4,582	4,018	—	6,945	38,102	5,471	50,518	4,829	1985	2/2003
Embassy Suites Portland, OR	7,957	33,757	4,707	3,583	—	8,038	35,446	6,520	50,004	7,261	1997	9/2001
Courtyard Seattle, WA	7,552	27,621	1,145	6,302	—	11,928	28,472	2,220	42,620	6,311	1999	6/1999
Renaissance Tampa. FL	—	34,557	6,206	924	—	—	35,081	6,606	41,687	2,696	2004	8/2004
Hyatt Coral Gables, FL	4,843	27,619	3,338	5,177	—	5,190	30,488	5,299	40,977	4,131	1987	2/2003
SpringHill Suites Orlando, FL	8,750	26,381	3,717	476	—	8,750	26,384	4,190	39,324	6,043	2000	12/2000
Residence Inn Las Vegas, NV	3,784	27,651	954	6,922	—	7,965	29,091	2,255	39,311	6,544	1998	2/1999
Marriott Suites Dallas, TX	2,778	27,739	1,404	6,547	—	6,911	28,130	3,427	34,468	7,989	1998	2/1999
Courtyard Orlando, FL	9,025	24,583	4,285	511	—	9,025	24,588	4,791	38,404	6,383	2000	11/2000

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
December 31, 2005

				Costs Capitalized
				Subsequent		Gross Amount at Which Carried
	Initial Costs			To Acquisition		at Close of Period
					Carrying					Accumulated	Date of	Date
	Land	Buildings	Equipment	Improvements	Costs	Land	Buildings	Equipment	Total	Depreciation	Construction	Acquired
Courtyard Basking Ridge, NJ	$3,946	$31,987	$1,892	$354	$—	$3,959	$32,091	$2,129	$38,179	$4,136	2001	3/2002
Residence Inn Torrance, CA	3,189	28,701	898	1,761	—	3,307	30,078	1,165	34,550	2,621	1984	7/2003
Hilton Auburn Hills, MI	3,846	25,513	2,612	2,356	—	3,928	26,701	3,698	34,327	4,874	1991	9/2001
Fairfield Inn Orlando, FL	9,077	20,318	3,366	288	—	9,077	20,404	3,568	33,049	5,109	2000	11,2000
Sheraton Milpitas, CA	5,343	21,373	1,749	1,000	—	5,474	21,948	2,043	29,465	2,841	1988	7/2003
Hampton Inn Chelsea, NY	3,154	22,162	2,684	1,305	—	3,000	23,013	3,292	29,305	2,426	2003	8/2003
SpringHill Suites Plymouth, VA	3,606	23,874	1,237	204	—	3,620	23,878	1,423	28,921	3,054	2001	1/2002
Residence Inn Newark, CA	3,871	23,883	1,034	124	—	3,871	23,897	1,144	28,912	2,331	2002	11/2002
Courtyard Newark, CA	3,787	21,273	1,878	216	—	3,787	21,283	2,084	27,154	2,549	2002	10/2002
Wyndham Billerica, MA	3,838	20,471	2,255	255	—	3,838	20,502	2,479	26,819	4,685	1999	5/2000
Residence Inn Phoenix, AZ	2,215	18,061	852	3,586	—	4,851	18,480	1,383	24,714	4,029	1999	6/1999
Hilton Birmingham, AL	1,887	16,985	2,998	2,746	—	1,942	18,291	4,383	24,616	3,552	1984	7/2003
Holiday Inn Lafayette, LA	1,165	19,463	1,385	701	—	1,194	19,939	1,580	22,713	2,411	1983	7/2003
Courtyard Scottsdale, AZ	2,869	15,936	745	2,923	—	5,227	15,894	1,352	22,473	3,988	1999	6/1999
Courtyard Oakland, CA	3,239	17,471	1,125	216	—	3,245	17,485	1,321	22,051	2,442	2001	12/2001
Sheraton Pleasanton, CA	1,933	17,398	1,852	749	—	1,982	17,879	2,071	21,932	2,584	1985	7/2003
SpringHill Suites Manhattan Beach, CA	3,889	16,288	998	279	—	3,889	16,309	1,256	21,454	2,175	2001	1/2002
Holiday Inn Crystal Lake, IL	2,859	15,246	1,727	1,512	—	2,931	16,340	2,074	21,345	2,528	1988	7/2003
Sheraton Clayton, MD	2,470	13,999	3,619	999	—	2,540	15,978	2,570	21,088	2,834	1965	7/2003
Sheraton Sunnyvale, CA	1,724	15,514	2,103	636	—	1,768	15,937	2,272	19,977	2,746	1980	7/2003
Residence Inn Buckhead, GA	1,907	13,459	1,270	3,005	—	1,914	15,754	1,973	19,641	4,000	1997	7/1998
Wyndham Denver, CO	3,883	13,436	2,094	119	—	3,900	13,436	2,196	19,532	3,565	1999	5/2000
Courtyard Edison, NJ	2,770	—	—	14,845	—	3,977	11,941	1,697	17,615	1,904	2002	11/2002
Hampton Inn Houston, TX	2,382	10,569	1,348	1,955	—	2,439	11,824	1,992	16,255	1,785	1995	9/2002
TownePlace Suites Manhattan Beach, CA	3,399	11,831	621	169	—	3,399	11,838	783	16,020	1,517	2001	1/2002
Holiday Inn Flint, MI	1,363	12,271	672	1,254	—	1,464	12,625	1,471	15,560	1,532	1990	7/2003
Residence Inn Plano, TX	1,409	9,478	494	2,391	—	2,870	9,977	925	13,772	2,418	1998	2/1999
Holiday Inn Louisville, KY	884	10,677	1,184	820	—	906	11,399	1,260	13,565	1,690	1970	7/2003
Embassy Suites Lee Vista Orlando, FL	1,341	9,930	1,228	1,015	—	1,385	10,638	1,492	13,515	1,348	1999	2/2003
Residence Inn Gwinnett, GA	1,019	10,017	1,141	323	—	1,023	10,067	1,410	12,500	3,118	1997	7/1998

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
December 31, 2005

				Costs Capitalized
				Subsequent		Gross Amount at Which Carried
	Initial Costs			To Acquisition		at Close of Period
					Carrying					Accumulated	Date of	Date
	Land	Buildings	Equipment	Improvements	Costs	Land	Buildings	Equipment	Total	Depreciation	Construction	Acquired
Courtyard Plano, TX	$1,687	$10,088	$552	$2,691	$—	$3,273	$10,660	$1,085	$15,018	$2,514	1998	2/1999
Hampton Inn Lakewood, CO	748	9,479	471	1,474	—	767	10,202	1,204	12,173	1,198	1987	7/2003
Hampton Inn Hattiesburg, MS	469	10,249	560	644	—	480	10,794	647	11,921	1,140	1986	7/2003
Sheraton Bakersfield, CA	1,000	9,002	1,241	422	—	1,026	9,287	1,353	11,666	1,609	1983	7/2003
Residence Inn Manchester, CT	1,187	8,980	482	995	—	1,248	9,805	592	11,645	1,322	2000	11/2001
Hampton Inn Tulsa, OK	591	9,018	370	1,513	—	607	9,569	1,316	11,492	1,198	1984	7/2003
Residence Inn Jacksonville, FL	1,000	9,001	347	1,055	—	1,031	9,643	728	11,402	910	1997	7/2003
SpringHill Suites Richmond, VA	845	9,368	831	104	—	845	9,332	971	11,148	1,424	2001	12/2001
Hampton Inn Oklahoma City, OK	849	8,641	750	787	—	870	9,299	859	11,028	1,207	1986	7/2003
Hampton Inn Minnetonka, MN	961	7,961	274	1,811	—	986	8,673	1,349	11,008	972	1990	7/2003
Hampton Inn Fort Lauderdale, FL	933	8,401	725	737	—	956	9,018	823	10,797	1,157	1986	7/2003
Courtyard Manchester, CT	1,103	8,316	281	1,082	—	1,118	9,020	644	10,782	1,109	1999	11/2001
Hampton Inn Indianapolis, IN	898	8,084	392	1,356	—	926	8,510	1,294	10,730	1,087	1988	7/2003
Hampton Inn Bloomington, MN	930	8,372	778	376	—	953	8,599	904	10,456	1,191	1985	7/2003
Courtyard Flint, MI	966	8,666	160	477	—	988	9,116	165	10,269	693	1996	7/2003
Hampton Inn Laredo, TX	534	8,426	355	870	—	547	9,054	584	10,185	859	1995	7/2003
Residence Inn Atlanta, GA	788	7,091	554	1,665	—	817	7,776	1,505	10,098	1,037	1987	7/2003
Holiday Inn Express Wauwatosa, MN	905	8,147	423	381	—	927	8,465	464	9,856	873	1984	7/2003
Hampton Inn Jacksonville, FL	899	8,093	312	358	—	927	8,302	433	9,662	774	1998	7/2003
Residence Inn West Palm Beach, FL	786	7,075	295	770	—	805	7,496	625	8,926	726	1998	7/2003
Hampton Inn Lincoln, NE	611	6,913	204	1,164	—	627	7,406	860	8,893	828	1983	7/2003
Homewood Suites Chandler, AZ	908	6,780	536	390	—	930	7,148	536	8,614	878	1998	7/2003
Hampton Inn Chandler, AZ	740	6,835	214	589	—	757	7,340	280	8,377	637	1997	7/2003
Holiday Inn Express Downer’s Grove, IL	612	5,510	398	1,340	—	632	6,275	952	7,859	731	1984	7/2003
Residence Inn Kansas City, MO	623	5,607	450	240	—	639	5,763	518	6,920	750	1987	7/2003
Hampton Inn Houston, TX	591	5,316	348	474	—	607	5,542	579	6,728	653	1996	7/2003
Hampton Inn Sedona, AZ	1,473	4,418	152	656	—	1,507	4,824	367	6,698	457	1997	7/2003
Hampton Inn Memphis, TN	473	4,258	407	276	—	485	4,382	548	5,415	644	1991	7/2003
Holiday Inn Express Arlington, VA	371	3,342	286	1,110	—	401	3,906	807	5,109	496	1989	7/2003
Miscellaneous corporate assets	—	—	4,850	15,761	—	—	15,761	4,850	20,611	879	Various	Various

Totals	$767,155	$3,006,745	$287,880	$315,420	$—	$798,012	$3,194,088	$385,105	$4,377,200	$420,952

(1)	Transactions in real estate and accumulated depreciation during 2005, 2004 and 2003 are summarized as follows:

		Accumulated
	Cost (2)(4)	Depreciation
Hotel and Resort Properties
Balance, December 31, 2002	$1,446,836	$67,248
Acquisitions	2,082,287	—
Depreciation expense (3)	—	74,949

Balance, December 31, 2003	$3,529,123	$142,197
Acquisitions	1,785,341	—
Dispositions	(19,652)	—
Depreciation expense (3)	—	180,071

Balance, December 31, 2004	$5,294,812	$322,268
Dispositions	(547,978)	—
Depreciation Expense (3)	—	117,136

Balance, December 31, 2005	$4,746,834	$439,404

(2)	As of December 31, 2005, 2004 and 2003, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $4.7 billion, $5.3 billion, and $3.5 billion, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(3)	Depreciation expense is generally computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4)	During the years ended December 31, 2005, 2004 and 2003, the Company incurred acquisition fees totaling $23 million, $30.2 million, and $20.3 million, respectively, paid to CHC. Acquisition fees are included in land and buildings at December 31, 2005, 2004 and 2003.

EXHIBIT INDEX
2.1	Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003 (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)

2.2	Amendment to Merger Agreement dated May 27, 2003 among the Company, CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (Previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

2.3	RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

2.4	Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

2.5	Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.6	First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of CNL Hospitality Properties, Inc. dated July 21, 2003 (Previously filed as Exhibit 3.18 to the Registrant’s Registration Statement on Form S-11 filed July 23, 2003 and incorporated herein by reference.)

3.2	Articles of Amendment of CNL Hospitality Properties, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.3	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.4	Articles of Amendment of CNL Hotels & Resorts, Inc. dated August 2, 2004 (Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

3.5	CNL American Realty Fund, Inc. Bylaws (Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

3.6	Amendment No. 1 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.7 to Post-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed October 23, 2000 and incorporated herein by reference.)

3.7	Amendment No. 2 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 11, 2001 and incorporated herein by reference.)

3.8	Amendment No. 3 to the Bylaws of CNL Hospitality Properties, Inc. (Previously filed as Exhibit 3.9 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 26, 2002 and incorporated herein by reference.)

3.9	Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

4.1	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

4.2	Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.1 to RFS Hotel Investors, Inc.’s (“RFS”) Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.3	Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.4	Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (Previously filed as Exhibit A to Exhibit 4.1 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.5	Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (Previously filed as Exhibit 4.4 to RFS’s Form S-4 Registration Statement filed March 15, 2002 and incorporated herein by reference.)

4.6	Supplemental Indenture, dated as of June 9, 1997, among CNL Rose Acquisition Corp., RFS Partnership, L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (Previously filed as Exhibit 4.2 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

4.7	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Hospitality Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed December 23, 2002 and incorporated herein by reference.)

10.2	Advisory Agreement dated as of April 1, 2004 between CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2004 and incorporated herein by reference.)

10.3	Form of Joint Venture Agreement (Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed November 23, 1998 and incorporated herein by reference.)

10.4	Form of Indemnification and Put Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.5	Form of Unconditional Guaranty of Payment and Performance (Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.6	Form of Purchase Agreement (Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed August 12, 1996 and incorporated herein by reference.)

10.7	Form of Lease Agreement (Previously filed as Exhibit 10.57 to the Registrant’s Registration Statement on Form S-11 filed August 9, 2001 and incorporated herein by reference.)

10.8	Amended and Restated Reinvestment Plan (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2004 and incorporated herein by reference.)

10.9	Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.10	Agreement of Limited Partnership of CNL Hospitality Partners, LP (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.11	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Gwinnett Residence Associates, LLC, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.12	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.13	Hotel Purchase and Sale Contract between CNL Real Estate Advisors, Inc. and Buckhead Residence Associates, LLC, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.14	Assignment and Assumption Agreement between CNL Real Estate Advisors, Inc. and CNL Hospitality Partners, LP, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.14 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.15	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Gwinnett Place (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.16	Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, relating to the Residence Inn—Buckhead (Lenox Park) (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed September 23, 1998 and incorporated herein by reference.)

10.17	Master Loan Agreement by and between CNL Hotel Investors, Inc. and Jefferson-Pilot Life Insurance Company, dated February 24, 1999 (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.18	Securities Purchase Agreement between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.19	Subscription and Stockholders’ Agreement among CNL Hotel Investors, Inc., Five Arrows Realty Securities II L.L.C., CNL Hospitality Partners, LP and CNL Hospitality Properties, Inc., dated February 24, 1999 (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.20	Registration Rights Agreement by and between CNL Hospitality Properties, Inc. and Five Arrows Realty Securities II L.L.C., dated February 24, 1999 (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed March 16, 1999 and incorporated herein by reference.)

10.21	Lease Agreement between Courtyard Annex, L.L.C. and City Center Annex Tenant Corporation, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.22	First Amended and Restated Limited Liability Company Agreement of Courtyard Annex, L.L.C., relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott International, Inc., CBM Annex, Inc., Courtyard Annex, Inc., as Sellers, and CNL Hospitality Partners, LP, as Purchaser, dated November 15, 1999, relating to the Courtyard—Philadelphia (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed February 17, 2000 and incorporated herein by reference.)

10.24	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Gwinnett Place, (amends Exhibit 10.15 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to Exhibit 10.15 above) (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.25	First Amendment to Lease Agreement between CNL Hospitality Partners, LP and STC Leasing Associates, LLC, dated August 1, 1998, related to the Residence Inn—Buckhead (Lenox Park) (amends Exhibit 10.16 above) and the First Amendment to Agreement of Guaranty, dated August 1, 1998 (amends Agreement of Guaranty attached as Exhibit I to 10.16 above) (Previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 1999 and incorporated herein by reference.)

10.26	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Denver Tech Center (Previously filed as Exhibit 10.29 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.27	Lease Agreement between CNL Hospitality Partners, LP and WYN Orlando Lessee, LLC, dated May 31, 2000, relating to the Wyndham Billerica (Previously filed as Exhibit 10.30 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.28	Purchase and Sale Agreement between CNL Hospitality Corp. , as Buyer, and WII Denver Tech, LLC and PAH Billerica Realty Company, LLC, as Sellers, and Wyndham International, Inc., relating to the Wyndham Denver Tech Center and the Wyndham Billerica (Previously filed as Exhibit 10.31 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed June 9, 2000 and incorporated herein by reference.)

10.29	Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Courtyard—Little Lake Bryan (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.30	Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated October 12, 2000, relating to the Fairfield Inn—Little Lake Bryan (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.31	First Amendment to Lease Agreement between LLB C-Hotel, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibit 10.49 above) (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.32	First Amendment to Lease Agreement between LLB F-Inn, L.L.C. and LLB Tenant Corporation, dated November 17, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibit 10.50 above) (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.33	Purchase and Sale Agreement between Marriott International, Inc., as Seller, and CNL Hospitality Partners, LP, as Purchaser, dated September 17, 1998, relating to the Courtyard—Little Lake Bryan, the Fairfield Inn—Little Lake Bryan and the SpringHill Suites—Little Lake Bryan (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed December 12, 2000 and incorporated herein by reference.)

10.34	Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.35	Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation, dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.36	Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2003 and incorporated herein by reference.)

10.37	Form of Percentage Lease with TRS Lessees (Previously filed as Exhibit 10.1 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.38	Form of Management Agreement with Flagstone (Previously filed as Exhibit 10.2 to RFS’s Current Report on Form 8-K filed January 16, 2001 and incorporated herein by reference.)

10.39	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.19 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.40	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000 LLC (as borrower), a wholly-owned subsidiary of RFS (Previously filed as Exhibit 10.20 to RFS’s Annual Report on Form 10-K filed March 15, 2001 and incorporated herein by reference.)

10.41	Agreement of Purchase and Sale of The Hotel del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.42	First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.43	Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.44	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.45	Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.46	Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.47	$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.48	$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.49	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.50	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.51	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.52	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.53	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.54	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.55	Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.56	$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.57	$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.58	$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005 (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.59	$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.60	$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.61	$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.62	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.63	Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels and Resorts, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.64	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

10.65	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.66	2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.67	Renewal Agreement dated March 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed April 6, 2005 and incorporated herein by reference.)

10.68	Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.69	Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.70	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.71	Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.72	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.73	Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.74	Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.75	Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.76	Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas; Stephanie Thomas, dated May 13, 2005; and Greerson G. McMullen, dated October 3, 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.77	Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13, 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.78	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.79	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.80	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.81	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.82	Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.83	First Amendment to Renewal Agreement dated as of June 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2005 and incorporated herein by reference.)

10.84	Second Amendment to Renewal Agreement dated as of July 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.4 to the Registrant’s Form 8-K filed August 4, 2005 and incorporated by reference.)

10.85	Third Amendment to Renewal Agreement dated as of August 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2005 and incorporated by reference.)

10.86	Fourth Amendment to Renewal Agreement dated as of September 29, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.6 to the Registrant’s Form 8-K filed October 3, 2005 and incorporated by reference.)

10.87	Fifth Amendment to Renewal Agreement dated as of October 31, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 4, 2005 and incorporated by reference.)

10.88	$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005 and incorporated herein by reference.)

10.89	$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Filed herewith.)

10.90	$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Filed herewith.)

10.91	$115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.92	$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.93	$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.94	$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.95	$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.96	$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.97	$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.98	$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Filed herewith.)

10.99	Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Filed herewith.)

10.100	Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Filed herewith)

10.101	Sixth Amendment to Renewal Agreement dated as of November 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2005 and incorporated herein by reference.)

10.102	Amended and Restated Renewal Agreement dated as of December 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.9 to the Registrant’s Form 8-K filed December 30, 2005 and incorporated herein by reference.)

10.103	Payment Agreement dated December 30, 2005 by and between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.10 to the Registrant’s Form 8-K filed December 30, 2005 and incorporated herein by reference.)

10.104	$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.105	$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.106	$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.107	$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.108	$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.109	$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.110	$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.111	$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.112	$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

10.113	$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Filed herewith.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)