Form 10-K/A
CNL Hotels & Resorts, Inc.
filed 2006-05-01
CIK 1017022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-24097

CNL HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	59-3396369
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

(407) 650-1510
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of exchange on which registered: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [x]

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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Aggregate market value of the voting common stock held by non-affiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $20 share price from our last best-efforts common stock offering, $3,057,461,240 of our common stock was held by non-affiliates as of April 24, 2006.

The number of Shares of common stock outstanding as of April 24, 2006, was 152,883,062.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

CONTENTS

		Page
Explanatory Note		3

Part III.
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions	10
Item 14.	Principal Accountant Fees and Services	17

Part IV.
Item 15.	Exhibits	19

Signatures		21
Exhibits

EXPLANATORY NOTE

CNL Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2005 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

THE BOARD OF DIRECTORS

Our Board of Directors (the “Board”) currently consists of nine members, a majority of whom are independent Directors. Pursuant to our Articles of Amendment and Restatement, as amended (the “Charter”), each of our Directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualified. Our Executive Officers all serve at the pleasure of our Board.

The following table sets forth certain information concerning the individuals who are our current Directors:

Name	Age	Position

James M. Seneff, Jr.	59	Director and Chairman of the Board
Robert A. Bourne	59	Director and Vice Chairman of the Board
Thomas J. Hutchison III	64	Chief Executive Officer and Director
John A. Griswold	57	President, Chief Operating Officer and Director
J. Douglas Holladay	59	Independent Director
Jack F. Kemp	70	Independent Director
Craig M. McAllaster	54	Independent Director
Dianna F. Morgan	54	Independent Director
Robert E. Parsons, Jr.	50	Independent Director

Set forth below is a brief description of the business experience during at least the past five years for each Director.

James M. Seneff, Jr. has served as one of our Directors since our inception in June 1996 and as the Chairman of the Board since June 1997. Mr. Seneff served as our Chief Executive Officer from June 1997 through February 2003, and he served as Co-Chief Executive Officer from February 2003 through May 2003. Mr. Seneff is a director, Chairman of the Board of Directors and served as Co-Chief Executive Officer until April 2005 of our advisor, CNL Hospitality Corp. (“CHC”). Mr. Seneff has served as a director and as Chairman of the Board of Directors of CNL Hotel Investors, Inc. since February 1999 and served as Chief Executive Officer from February 1999 to June 2004. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (“CFG”), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CFG and its subsidiaries since the formation of a CFG affiliate in 1973. CFG is the parent company, either directly or indirectly through subsidiaries, of (1) CNL Real Estate Group, Inc. (“CREG”), which is the parent company of the various CNL advisors to certain unlisted REITs, including CHC, CNL Retirement Corp. and CNL Income Corp.; (2) CNL Capital Markets Corp., which is the parent company of CNL Securities Corp., a registered broker-dealer that has served as managing dealer for various CNL-affiliated public and private offerings, including, our five previous public offerings, and (3) CNL Fund Advisors Company (f/k/a CNL Fund Advisors, Inc. and CNL Institutional Advisors, Inc.), a federally registered advisory firm. CFG and the entities it has established have grown to more than $17 billion in assets. Mr. Seneff also serves as a director and Chairman of the Board of Directors of CNL Retirement Properties, Inc., a public, unlisted REIT, as well as CNL Retirement Corp., its advisor. Since August, 2003 Mr. Seneff has served as a director and Chairman of the Board of Directors of CNL Income Properties, Inc., a public, unlisted, REIT. Mr. Seneff currently serves as a director and Chairman of the Board of Directors for CNL Income Corp., the advisor for CNL Income Properties, Inc., and served as the Chief Executive Officer from July 2003 to February 2004. Mr. Seneff served as a director from 1994 to 2005, as Chairman of the Board of Directors from 1996 to 2005 and as Chief Executive Officer from 1994 to 2004 of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on The New York Stock Exchange, Inc. (“NYSE”). In addition, he served as a director and Chairman of the Board of Directors since inception in 1994 through February 2005, as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003, of CNL Restaurant Properties, Inc. CNL Restaurant Properties, Inc. was a public, unlisted REIT until February 2005, when it merged with U.S. Restaurant Properties, Inc. Mr. Seneff serves as Chairman of the Board of Trustreet Properties, Inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc. Trustreet Properties, Inc. is a public REIT that is listed on the NYSE. Mr. Seneff has also served as a director and Chairman of the Board of Directors of CNL Securities Corp. since 1979 and as its Chief Executive Officer from 1991 to 2004. He served as Chief Executive Officer from 2000 to 2004, and as a director from 1990, and Chairman of the Board of Directors from 2000, of CNL Investment Company until its merger with CNL Capital Markets Corp. in 2005. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A. and currently serves as a director and the Chairman of the Board of CNLBank. He served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the state of Florida retirement system. He is a former member of the Florida State University Foundation’s Board of Directors. Currently, Mr. Seneff serves as Chairman of the Governor’s Council for the Economic Development Commission and Vice Chairman of the Board of Directors for the Orlando Performing Arts Center. He is a member of the Board of Overseers of the Crummer Graduate School of Business at Rollins College and a resident member of the Board of The Florida Council of 100. He also serves as a board member for Atlantic Blue Trust, Inc. and is a member of the Alexis de Tocqueville Society of the Heart of Florida United Way. Mr. Seneff is a member of the Board of Trustees of United Arts of Central Florida, Inc. the Board of Directors of Orlando Regional Healthcare and a number of other non-profit organizations. He is a graduate of Florida State University with a B.S. in Business Administration.

      Robert A. Bourne currently serves as one of our Directors and is Vice Chairman of our Board of Directors. Mr. Bourne previously served as Director from our inception in June 1996 until February 2003. He was then re-elected as a Director in June 2003. Mr. Bourne previously served as our Vice Chairman of our Board of Directors from January 1999 through February 2003. He was re-appointed as Vice Chairman of our Board of Directors in July 2004. Mr. Bourne served as our Treasurer from September 2001 until July 2004. From February 1999 to July 2002, he served as President of CNL Hotel Investors, Inc. Since February 1999 he has served as a director and since June 2001 he has served as Treasurer of CNL Hotel Investors, Inc. Mr. Bourne also serves as a director, Vice Chairman of the Board of Directors and as Treasurer of CHC. Mr. Bourne served as President of our Company and of CHC from 1997 to June 2002. Mr. Bourne is also the President of CFG and a director, Vice Chairman of the Board of Directors and Treasurer of CNL Retirement Properties, Inc., as well as serves as a director and Vice Chairman of the Board of Directors and served as Treasurer from June 2001 to March 2006 of CNL Retirement Corp. Mr. Bourne served as President of CNL Retirement Properties, Inc. and CNL Retirement Corp. from 1998 and 1997, respectively, to June 2002. Mr. Bourne also serves as a director, Vice Chairman of the Board of Directors of CNL Income Properties, Inc., as well as serves as director and Vice Chairman of the Board of Directors, and served as Treasurer from July 2003 to March 2006 of CNL Income Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He served as a director from May 1994 to June 2005 and as Vice Chairman of the Board of Directors from May 1996 to June 2005 of Commercial Net Lease Realty, Inc., a public REIT that is listed on the NYSE. Mr. Bourne served as a director from 1994 through February 2005, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board of Directors from February 1999 through February 2005, of CNL Restaurant Properties, Inc.(formerly CNL American Properties Fund, Inc.). CNL Restaurant Properties, Inc. was a public, unlisted REIT until February 2005, when it merged with U.S. Restaurant Properties, Inc. Mr. Bourne serves as a director of Trustreet Properties, Inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc. Trustreet Properties, Inc. is a public REIT that is listed on the NYSE. Mr. Bourne also serves as a director, Chief Executive Officer, and Treasurer for various affiliates of CFG, including CNL Investment Company, CNL Securities Corp., and CNL Institutional Advisors, Inc. CFG and the entities it has established or acquired have grown to more than $17 billion in assets. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970, where he received a B.A. in Accounting, with honors.

Thomas J. Hutchison III has served as our Chief Executive Officer since May 2003 and has served as a Director since July 2004. Mr. Hutchison previously served as our Executive Vice President from May 2000 through June 2002, as President from June 2002 through March 2003 and as Co-Chief Executive Officer from February 2003 through May 2003. Mr. Hutchison served as Co-Chief Executive Officer of CHC from February 2003 until April 2005, and has been a director of CHC since August 2000. From June 2002 through March 2003, Mr. Hutchison served as our President and President of CHC. From May 2000 to June 2002, Mr. Hutchison served as Executive Vice President and Executive Vice President of CHC. From May 2000 to July 2002, he served as Executive Vice President, from July 2002 to September 2004 as President, and since June 2004, he has served as Chief Executive Officer, of CNL Hotel Investors, Inc. From January 2000 to September 2005, Mr. Hutchison served as President and Chief Operating Officer of CREG, the parent company of CNL Retirement Corp. and of CHC. He served as the President and Chief Operating Officer of CNL Realty & Development Corp. from August 2000 to July 2005. Mr. Hutchison currently serves as Chief Executive Officer of CNL Hotel Development Company. He previously served as Executive Vice President from October 2000 to July 2002 and as President from July 2002 to January 2005. Mr. Hutchison served as President of CNL Retirement Properties, Inc. from June 2002 to September 2005. Mr. Hutchison also served as Chief Executive Officer of CNL Retirement Properties, Inc. and as President from June 2002 until September 2005 and as Chief Executive Officer of CNL Retirement Corp., its advisor, from August 2003 to September 2005. From February 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Retirement Properties, Inc. and from May 2000 to June 2002 served as Executive Vice President of CNL Retirement Corp. Mr. Hutchison also served as Chief Executive Officer of CNL Income Properties, Inc. a public, unlisted REIT, and as Chief Executive Officer and a director of CNL Income Corp., the advisor to CNL Income Properties, Inc., from February 2004 to August 2005. Mr. Hutchison joined CFG in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. Prior to joining CFG, Mr. Hutchison was President and owner of numerous real estate services and development companies. From 1990 to 2000, he was Chairman and Chief Executive Officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed President and Chief Executive Officer of General Development Corporation, a real estate community development company. From 1986 to 1990, he was the Chairman and Chief Executive Officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the President and Chief Executive Officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock’s nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison attended Purdue University and the University of Maryland Business School.

John A. Griswold has served as our President since March 2003, as our Chief Operating Officer since October 2003 and as one of our Directors since July 2004. The functions of Portfolio and Asset Management, and Planning, Design, and Construction, report to Mr. Griswold. Mr. Griswold also has served as a director and President of CHC since March 2003 and has been CHC’s Chief Operating Officer since October 2003, and has over 30 years of experience in the hospitality industry. Mr. Griswold has served as President of CNL Hotel Development Company since January 2005. From January 1999 to February 2003, Mr. Griswold served as one of our independent Directors. From 1985 to March 2003, Mr. Griswold served as a senior executive, including as president from 1999 to March 2003, of Tishman Hotel Corporation, an operating unit of Tishman Realty & Construction Co., Inc., founded in 1898. Tishman Hotel Corporation is one of the nation’s largest developers, owners and operators of upscale full service hotels and resorts. The Tishman Corporation provided such services for more than 85 hotels totaling more than 30,000 rooms. Tishman’s major developments included the Walt Disney World Swan and Dolphin resorts in Orlando, the Sheraton Chicago Hotel and Towers, the Westin Rio Mar Beach Resort in Puerto Rico and the Westin New York at Times Square. From 1981 to 1985, Mr. Griswold served as general manager of the Buena Vista Palace Hotel in The Walt Disney World Resort. From 1978 to 1981, he served as vice president and general manager of the Homestead Resort, a luxury condominium resort in Glen Arbor, Michigan. In addition, Mr. Griswold served as an operations manager for The Walt Disney Company from 1971 to 1978. He was responsible for operational, financial and future planning for multi-unit dining facilities in Walt Disney World and Lake Buena Vista Country Club. He is a past Chairman of Orlando/Orange County Convention & Visitors Bureau, Inc. and a member of the board of the First Orlando Foundation. Mr. Griswold received a B.S. from the School of Hotel Administration at Cornell University in June 1971.

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

Jack F. Kemp has served as one of our independent Directors since July 2004. Currently, Mr. Kemp is the Founder and Chairman of Kemp Partners. In 1993, Mr. Kemp co-founded Empower America, a public policy and advocacy organization, and has since served as co-director of the organization. In August 1996, he received the Republican Party’s nomination for Vice President under presidential candidate Bob Dole. Prior to founding Empower America, Mr. Kemp served as Secretary of Housing and Urban Development from 1990 to 1993, and as a U.S. Representative for western New York from 1971 to 1989. Before his election to Congress, Mr. Kemp played 13 years as a professional football quarterback and co-founded the American Football League Players Association. He received a B.A. in 1957 from Occidental College. Mr. Kemp also currently serves as a director for Hawk Corporation, IDT Corporation, InPhonic, Six Flags, Inc. World Space, Inc. and Oracle Corporation.

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

Dianna F. Morgan has served as one of our independent Directors since July 2004. Ms. Morgan had a 30-year career with Walt Disney World Company, most recently serving as Senior Vice President of Public Affairs from 1993 to 2001, where she was responsible for government, community and media relations, as well as the Disney Institute. She was appointed by Governor Jeb Bush to the University of Florida Board Of Trustees where she serves as Vice Chair, and previously served as a member of the Orange County Tourist Development Commission, the Florida Tourism Commission and Enterprise Florida. Ms. Morgan received a B.A. in 1995 from Rollins College.

Robert E. Parsons, Jr. has served as one of our independent Directors since September 2003. Since July 2004, Mr. Parsons has served as Executive Vice President and Chief Financial Officer of Exclusive Resorts, a Denver-based luxury residence club. Mr. Parsons is also the Managing Director of Wasatch Investments, which provides advisory and consulting services to the real estate and lodging industries. Prior to Wasatch Investments, Mr. Parsons spent 22 years at Host Marriott Corporation, a REIT that owns full service hotel properties, where, from 1995 to 2003, he served as Executive Vice President and Chief Financial Officer. He also previously served as Chairman of the Hotel Development Council of the Urban Land Institute. Mr. Parsons also serves as a director of TenFold Corporation. Mr. Parsons received a B.A. in 1979 and an M.B.A. in 1981 from Brigham Young University.

EXECUTIVE OFFICERS

      Our Executive Officers are as follows:

Name	Age	Position
Thomas J. Hutchison III	64	Chief Executive Officer
John A. Griswold	57	President and Chief Operating Officer
C. Brian Strickland	43	Executive Vice President, Chief Financial Officer and Treasurer
Barry A.N. Bloom	41	Senior Vice President of Portfolio Management and Administration
Mark E. Patten	42	Senior Vice President and Chief Accounting Officer
Marcel Verbaas	36	Senior Vice President and Chief Investment Officer
Greerson G. McMullen	43	Chief General Counsel, Senior Vice President and Secretary

C. Brian Strickland has served as our Executive Vice President since 2002 and as our Chief Financial Officer since January 2004. Mr. Strickland has also served as our Treasurer since February 2005. Previously he served as our Vice President of Finance and Administration from 1998 through 2000, as Senior Vice President of Finance and Administration from 2000 through 2002 and as Corporate Secretary from April 2004 through November 2005. Mr. Strickland has served as Executive Vice President of CHC since July 2002 and Chief Financial Officer of CHC since October 2004. Mr. Strickland also serves as Executive Vice President and Corporate Secretary for CNL Hotel Development Company and CNL Hotel Investors, Inc. He previously served as Vice President of Finance and Administration from 1999 through 2000 and as Senior Vice President of Finance and Administration from 2000 through 2002 of CNL Hotel Investors, Inc. From 1989 to 1997, Mr. Strickland served as Director of Tax for Wyndham Hotels and Resorts. Prior to 1989, Mr. Strickland was senior tax accountant for Trammell Crow Company. From 1986 to 1988, Mr. Strickland was a tax consultant with Ernst & Whinney, where he was a member of the real estate practice group. Mr. Strickland is a certified public accountant and received a B.A. in Accounting from Texas Tech University in 1985.

Barry A.N. Bloom has served as our Senior Vice President of Portfolio Management and Administration since May 2003 and as Executive Vice President since April 1, 2006. Mr. Bloom also has served as Senior Vice President of CHC since July 2004. He previously served as our Senior Vice President from October 2003 until July 2004. Mr. Bloom is responsible for the oversight of select hotel assets, as well as directing efforts in management and franchise agreement administration, real estate ownership issues, hotel technology and integrating acquisitions into our existing portfolio management systems. Immediately prior to joining CHC, Mr. Bloom served as Vice President — Investment Management for Hyatt Development Corporation for three years. At Hyatt, he was responsible for providing ownership discipline and oversight for over 50 hotels and provided direction and decision making for capital expenditures and real estate issues. Prior to serving as Vice President of Hyatt, Mr. Bloom was a First Vice President at Tishman Hotel Corporation, where he spent over 10 years in a variety of capacities including investment banking, asset management and property management. Prior to joining Tishman, he worked for VMS Realty Partners and Pannell Kerr Forster. Mr. Bloom received an MBA from the Johnson School at Cornell University in 2001 and a B.S. from the School of Hotel Administration at Cornell University in 1986.

Mark E. Patten has served as our Senior Vice President and Chief Accounting Officer since April 2004 and has served as the Senior Vice President and Chief Accounting Officer of CHC since February 2004. Mr. Patten is primarily responsible for our financial accounting and reporting areas and Securities and Exchange Commission (“SEC”) compliance. In these capacities, Mr. Patten works closely with our Audit Committee and our Chief Financial Officer in, among other things, establishing and maintaining efficient and effective disclosure controls and compliance with SEC rules and regulations. Mr. Patten brings 19 years of experience in the areas of accounting, SEC reporting and corporate finance. Prior to his employment with CHC, Mr. Patten served for less than one year as the Chief Financial Officer of SRK Management Company, served two years with Danka Office Imaging Systems, a publicly-traded provider of office imaging equipment and services as Vice President of Finance, two years as Chief Financial Officer of World Commerce Online, a publicly-traded software development firm, and nearly two years as Chief Accounting Officer and Assistant Corporate Secretary for Vistana Inc., a publicly-traded developer and operator of timeshare resorts. During Mr. Patten’s tenure as Chief Financial Officer of World Commerce Online, World Commerce Online filed a petition pursuant to Chapter 11 of the federal bankruptcy laws. In addition, Mr. Patten spent 13 years with KPMG, including two years in KPMG’s Department of Professional Practice in New York and was elected into the partnership of KPMG in 1997. Mr. Patten received a B.A. in accounting from the University of Florida in 1986 and received his certification as a public accountant in 1988.

Marcel Verbaas has served as our Senior Vice President of Real Estate Services since December 2004 and Chief Investment Officer since March 2005. He previously served as our Vice President from August 2002 to March 2003 and as our Senior Vice President of Project Finance from March 2003 to June 2003. Mr. Verbaas also served as Chief Investment Officer from July 2003 to December 2004 and Senior Vice President from September 2003 to December 2004 of CNL Retirement Corp., the advisor to CNL Retirement Properties, Inc. Mr. Verbaas previously served as Vice President of Real Estate Finance from August 2000 to September 2002, Vice President of Structured Investments from September 2002 to March 2003 and as Senior Vice President of Project Finance from March 2003 through July 2003 for CHC. Prior to joining CNL, he served as Director of Corporate Finance for Stormont Trice Development Corporation, a private hotel development company with substantial expertise in public-private ventures, from July 1998 to August 2000. His responsibilities included the negotiation of all debt and equity investments for development projects, as well as the analysis of development and acquisition opportunities. Mr. Verbaas acquired extensive real estate finance expertise through various originations and underwriting positions with GE Capital Corp. and Ocwen Financial Corp. During his tenure at Ocwen Financial Corp., he assisted in the formation of its affiliated REIT. At both GE Capital Corp. and Ocwen Financial Corp. he originated, structured and underwrote transactions in all types of commercial real estate, Mr. Verbaas primarily focused on providing financing in the hospitality industry. A native of The Netherlands, Mr. Verbaas received a master’s degree in business economics from Erasmus University of Rotterdam The Netherlands in, 1993.

Greerson G. McMullen has served as our Chief General Counsel, Senior Vice President and Secretary since November 2005 and as Senior Vice President and Chief General Counsel of CHC since October 2005. Prior to joining us, Mr. McMullen was Executive Vice President, General Counsel and Secretary of Global Signal, Inc., a NYSE-listed company, from July 2004 to September 2005. From December 1996 to July 2004, he held various executive positions with General Electric Company’s Transportation, Industrial Systems and Energy divisions (“GE”). Prior to GE, he was a corporate attorney for Tropicana Products, Inc. and an attorney with the law firms of Sullivan & Cromwell and Kennedy Covington Lobdell & Hickman, L.L.P. Mr. McMullen received a B.S.F.S. from Georgetown University, School of Foreign Service in 1983, and a J.D. from the University of Virginia School of Law in 1988.

The backgrounds of Messrs. Hutchison and Griswold are described above under “THE BOARD OF DIRECTORS.”

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a standing Audit Committee, the members of which are selected by our Board annually. The Audit Committee operates under a written charter adopted by our Board, a copy of which was attached as Appendix F to the Company’s definitive proxy statement filed on June 21, 2004. The members of our Audit Committee are Robert E. Parsons, Jr., Craig M. McAllaster, and Dianna F. Morgan, all of whom qualify as “independent Directors” under our Charter, the NYSE listing standards and applicable SEC rules. Mr. Parsons serves as Chairman of the Audit Committee, and our Board has determined that he is an audit committee financial expert as defined in Item 401 of Regulation S-K. We believe that each of our Audit Committee members is financially sophisticated and able to read and understand our financial statements. The Audit Committee met fifteen times during the year ended December 31, 2005.

The Audit Committee helps to ensure the integrity of our financial statements and evaluates the qualifications and independence of our independent accountants and oversees the performance of our internal audit function. The Audit Committee’s functions are to select, assist and meet with the independent accountants, oversee each annual audit and quarterly review performed by the independent accountants, ensure that we establish and maintain our internal audit controls and approve the report that federal securities laws require be included in our annual proxy statement. In addition, the Audit Committee has established procedures for handling any complaints we receive regarding accounting, internal accounting controls, or auditing matters or business practices, as well as any confidential, anonymous submissions by any of our employees regarding concerns about questionable accounting or auditing matters. We will provide appropriate funding, as determined by the Audit Committee, to our independent accountants, internal auditors, any advisors the Audit Committee employs and for other expenses of the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by the SEC’s regulations to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely upon a review of Section 16(a) reports furnished to us for 2005, written representations that no other reports were required and other information known to us, we believe that the Reporting Persons complied with all filing requirements for 2005, other than as described below.

In December 2005, we provided notice to J. Douglas Holladay, Craig M. McAllaster and Robert E. Parsons, Jr. that their receipt of quarterly grants of shares of our common stock would be deferred in accordance with the terms of their deferred fee agreements with us (the “Notice”). Due to an administrative oversight of the Company, Form 4s for these individuals were not properly filed by the end of the second business day following the date of the Notice. Reports were filed for each Director promptly upon the discovery of this oversight on April 4, 2006.

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

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

Prior to July 2004, each independent Director received $1,000 per Board meeting attended ($500 for each telephonic meeting in which the Director participated). Beginning with the fiscal quarter ending on September 30, 2004, each independent Director was entitled to receive $10,000 quarterly in cash for serving on our Board, and a quarterly stock grant of shares having a value equal to $10,000 (based on a deemed price of $20 per share), and an attendance fee of $2,000 per meeting of our Board or any committee of the Board, whether attended in person or telephonically. Directors who are employees of CHC will not receive compensation for their services as Directors. During 2004, each independent Director received initial stock grants under the terms of our long-term incentive plan, as follows:

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

Beginning in the fiscal quarter ended September 30, 2004, the Audit Committee Chairman was entitled to receive compensation of $3,750 in cash for serving as Chairman, the Chairman of our Compensation Committee was entitled to receive $2,500 in cash and the Chairman of our Nominating and Corporate Governance Committee, as well as our other Board committee chairs (except as determined by our Board), was entitled to receive $1,250 in cash. In each case, this compensation is earned on a quarterly basis.

Directors who are members of the Special Committee, formed in connection with the proposed merger with CHC, are entitled to receive additional fees for services as members of the Special Committee. The members of the Special Committee received compensation as follows: Mr. Parsons, the committee Chairman, received payment of $90,000 in 2004; Craig McAllaster (a current member of the Special Committee) received a payment of $60,000 in 2004; and each of the three received $1,500 per meeting. Mr. Kemp received $30,000 in 2005 for his participation on the Special Committee and has also received $1,500 per each Special Committee meeting that he attended. In March 2006, our Board of Directors approved and we paid additional compensation to Mr. Parsons, Mr. McAllaster and Mr. Kemp for their continued service on the Special Committee of $90,000, $60,000 and $30,000, respectively.

 In December 2004, a special litigation committee, comprised of our three independent Directors who are not defendants in the pending securities class action litigation, was formed for the purpose of monitoring the arbitration proceedings regarding us and our Directors’ rights and obligations concerning indemnification as it pertains to legal defense and liability associated with the class action litigation and subsequent administration of indemnification and to approve local counsel to represent us in connection with the arbitration proceedings. On March 3, 2005, the authority of the Special Litigation Committee was extended to include, within certain limitations, the power to consider any settlement offer to be made by us to the plaintiffs in such pending securities class action litigation. On January 26, 2006, the authority of the Special Litigation Committee was further extended to include, within certain limitations, the power to review (including reviewing the course of negotiations) and approve any settlement of such pending securities class action litigation on our behalf. On January 26, 2006, the authority of the Special Litigation Committee was also extended to include the determination of any claims or rights that we may have with respect to such settlement, such pending securities class action litigation or their subject matter, including, but not limited to, claims for indemnification, contribution or insurance.

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

In 2005, we implemented a deferred compensation program for our Directors, allowing them to defer all or a portion of their cash and stock-based compensation.

The following table summarizes the compensation that was paid to or deferred by each independent Director for the year ended December 31, 2005:

Independent Director	Cash Payments	Stock Grants *

J. Douglas Holladay**	$ 98,750	2,000	***
Jack F. Kemp**	181,750	3,250
Craig M. McAllaster**	176,500	2,000	***
Robert E. Parsons, Jr.**	220,000	2,000	***
Dianna F. Morgan**	174,750	2,000

*	Shares of common stock.
**
Each of our independent Directors was entitled to receive shares of our common stock having a value equal to $10,000 (based on a deemed price of $20 per share) for their services during the fourth quarter of 2005, which had not been issued as of December 31, 2005.

***	Includes shares deferred pursuant to the terms of a deferred fee agreement between us and such Director.

Executive Officer Compensation

We did not pay any compensation to our Officers and Directors who also served as officers and directors of CHC or its affiliates. No annual or long-term compensation was paid by us to any Officers for services rendered in any capacity to us during the years ended December 31, 2005, 2004 and 2003.

In addition, none of our Officers received an annual salary or bonus from us during the years ended December 31, 2005, 2004 and 2003. Our Officers were also employees and Officers of CHC or its affiliates and received compensation from CFG and its affiliates in part for services provided to us. See “Certain Relationships and Related Transactions” for a description of the fees payable and expenses reimbursed to CHC and its affiliates.

If a merger with CHC were to occur, our Officers would become our employees and would be compensated by us. It is also anticipated that if such a merger were to occur, our Officers would receive grants of stock units under the terms of employment agreements and/or our long-term incentive plan, which is administered and implemented by the Compensation Committee. For additional information related to the possible merger with CHC, see “Item 13. Certain Relationships and Related Transactions.” Also see “Item 13.” for a discussion of certain employment agreements that are expected to become effective upon consummation of a merger with CHC.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Ms. Morgan and Messrs. Parsons and Kemp. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with our Executive Officers or other Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2005, the number and percentage of outstanding shares of common stock, par value $0.01 per share, beneficially owned by each Director, by each of our Executive Officers, and by all Executive Officers and Directors as a group, based upon information furnished to us by such Directors and Executive Officers. We are not aware of any person or group that is the beneficial owner of more than five percent of our outstanding common stock. Unless otherwise listed, the address of each of the persons listed below is c/o CNL Hotels & Resorts, Inc., CNL Center II at City Commons, 420 South Orange Avenue, Orlando, Florida 32801.

NAME AND ADDRESS OF BENEFICIAL OWNER	TOTAL NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS
Barry A.N. Bloom	--	(3)	--
Robert A. Bourne	12,500	(1)	*
John A. Griswold	--	(3)	--
J. Douglas Holladay	5,500**		*
Thomas J. Hutchison III	--	(3)	--
Jack F. Kemp	5,500		*
Craig M. McAllaster	10,500**		*
Dianna F. Morgan	5,500		*
Robert E. Parsons, Jr.	10,500**		*
James M. Seneff, Jr.	22,500	(1) (2)	*
C. Brian Strickland	--	(3)	--
Greerson G. McMullen	--		--
Mark E. Patten	--		--
Marcel Verbaas	--		--
All Directors and Executive Officers as a group (13 persons)	60,000		*

* Less than one percent of the total amount of our outstanding shares of common stock.

** Includes shares deferred pursuant to the terms of a deferred fee agreement between us and such Director.

(1) Represents 12,500 shares held by Orion Holdings, LLC, an entity in which both Messrs. Seneff and Bourne are beneficial owners. Shares are presented as beneficially owned by both Messrs. Seneff and Bourne, but are included in the total share count once.

(2) Includes 10,000 shares held by CHC, of which Mr. Seneff is a director. Mr. Seneff and his spouse share beneficial ownership of CHC through their ownership of CFG, which they hold through ownership of its parent company, CNL Holdings, Inc. CHC is a majority owned subsidiary of CFG.

(3) Does not include an aggregate of 2,153,400 shares of stock units to be granted pursuant to the Employment Agreements (defined in Item 13. “Certain Relationships and Related Transactions” pursuant to the 2004 Omnibus Long-Term Incentive Plan).

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

Our long-term incentive plan was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Awards may be granted under the plan in the form of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, stock units, performance shares and performance units to our employees, Directors and consultants or any of our affiliates’ employees, directors and consultants. A total of 1,788,000 shares were initially reserved for issuance as stock awards. No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. The plan is administered by the Compensation Committee of our Board.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Agreement and Other Services

Since our inception, pursuant to an advisory agreement which has been renewed annually, we have retained CNL Hospitality Corp. (“CHC”) as our advisor, whereby CHC provides us with management, acquisition, development, advisory and certain administrative services. Some of our Directors and all of our Officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, Strickland, Bloom, Patten and McMullen, hold similar positions with CHC. In addition, Mr. Bourne is an officer of CNL Securities Corp. (“CSC”), an affiliate of CHC and the managing dealer of our five prior best efforts public offerings of shares of common stock and a wholly-owned subsidiary of CNL Financial Group, Inc. (“CFG”).

Pursuant to our Advisory Agreement, effective as of April 1, 2004, between us and CHC (the “Advisory Agreement”), CHC provides management services relating to our business, the hotel and resort properties (the “Properties”) and, if applicable, any mortgage loans we may provide to other hotel and resort operators. Under the terms of this Advisory Agreement, CHC is responsible for assisting us in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit: collecting rents and payments on any mortgage financing we provide: inspecting the Properties and the tenants' or managers’ books and records: and responding to tenants' or managers’ inquiries and notices. CHC also provides us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in our Properties, exclusive of Acquisition Fees (as described below) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we pay CHC for the PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees we pay CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for us.

For identifying Properties for us to acquire, structuring the terms of the acquisition and the taxable real estate investment trust subsidiary (“TRS”) leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by us and CHC (as more fully described below) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if our stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees, including Acquisition Fees, ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement (as defined below) between us and CHC.

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

    On March 30, 2006, we and CHC entered into a Renewal Agreement with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month period commencing on April 1, 2006 and terminating on June 30, 2006.

On December 30, 2005, we and CHC entered into a Payment Agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to CHC in full satisfaction of Acquisition Fees in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement.

The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid on December 30, 2005, and (ii) a promissory note to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Original Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006.

Certain of our Directors and Officers hold similar positions with CHC and its affiliates. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of the Company’s assets. During 2005, CSC, the managing dealer of our prior offerings, conducted a compliance review relative to recent rule changes implemented by the NASD. Based upon this review, CSC determined that certain commissions, totaling $2.1 million, accrued in 2004 and paid in January 2005, by us, should not have been paid to CSC as they had reached the cap on such costs that could be passed through to us. CSC refunded these commissions to us in November 2005.

In addition, CSC determined that we had exceeded the stock issuance cost cap in connection with the third best-efforts public offering in April 2002, by an amount of $0.4 million. CSC refunded these costs to us in November 2005.

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

Approximately $27.0 million and $5.9 million are included in due to related parties in our consolidated balance sheets as of December 31, 2005 and 2004, respectively.

CHC and its affiliates provide various administrative services to us, including, but not limited to: services related to legal administration; accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with our best-efforts offerings), on a day-to-day basis.  The expenses incurred for these services were $4.5 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively.

The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2005	2004

Stock issuance costs	$—	$8,188
General operating and administrative expenses	4,515	4,328

	$4,515	$12,516

Original Merger Agreement

In April 2004, we entered into a merger agreement with, among others, CHC, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of CHC into a wholly-owned subsidiary of ours (the “Original Merger”) and was approved by our stockholders at our 2004 Annual Meeting of Stockholders. Completion of the Original Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Original Merger Agreement, either party may have terminated the Original Merger Agreement, although neither party did so. The Original Merger Agreement provided that during the period from the execution of the Original Merger Agreement, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, CHC would earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Original Merger Agreement, CHC was not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement. For the years ended December 31, 2005 and 2004, we paid CHC Asset Management Fees of $27.9 million and $26.5 million, respectively, and PD&C fees of $3.0 million and $2.2 million, respectively. Prior to entering into the Original Merger Agreement, we paid CHC Acquisition Fees of 4.5 percent of equity raised through the sale of common stock in connection with our fifth best-efforts offering and in connection with the acquisition of long-term debt. During the years ended December 31, 2005 and 2004, we paid acquisition fees totaling $23.0 million and $30.2 million in connection with our fifth best-efforts offering of common stock and the acquisition of long-term debt, respectively.

Amended and Restated Merger Agreement

On April 3, 2006, we entered into an amended and restated agreement and plan of merger with CHC, CREG, Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of CHC identified therein, CNL Hotels & Resorts Acquisition, LLC (“Acquisition Sub”), CNL Hospitality Properties Acquisition Corp., and CFG (the “Amended Merger Agreement”). Our Board approved the Amended Merger Agreement after receiving the recommendation of the Special Committee. Pursuant to the Amended Merger Agreement, CHC will merge with and into Acquisition Sub, all of the membership interests of which are owned by us (the “Amended Merger”), and the separate corporate existence of CHC will cease. The Amended Merger Agreement amends and restates the Original Merger Agreement.

  Upon the closing of the Amended Merger (the “Closing”), all of the outstanding shares of capital stock of CHC (the “CHC Shares”) will be converted into the right to receive 3.6 million of our shares of common stock, which total number of shares was calculated by dividing $72.0 million by the Per Share Price (as defined in the Amended Merger Agreement), and the CHC Shares shall thereupon cease to be outstanding and shall be canceled, retired and cease to exist. In addition, at the Closing, (i) if the closing date is on or before June 30, 2006, we will assume and repay a note issued by CHC to Five Arrows, which as of March 31, 2006 had an outstanding principal balance of approximately $7.9 million (the “Five Arrows Note”), or (ii) if the closing date is after June 30, 2006, we will assume and repay a loan in the principal amount of $7.625 million, to be made by CREG or its affiliate to CHC, solely to enable CHC to pay the final principal installment under the Five Arrows Note due on June 30, 2006. Upon consummation of the Amended Merger, the surviving company, as the successor to CHC, will be a wholly-owned subsidiary of us, and CHC’s officers and other employees will become our employees. If the Amended Merger is consummated, the Advisory Agreement between us and CHC will be terminated and we will become self-advised.

We and CHC, among others, have made representations, warranties and covenants in the Amended Merger Agreement. Consummation of the Amended Merger is subject to a number of closing conditions, including, among others, (i) approval of the Amended Merger by our stockholders, (ii) the approval by our stockholders, and the filing of certain amendments to our charter, (iii) receipt of certain consents and approvals, and (iv) receipt of certain legal opinions by CHC from our counsel. The Amended Merger Agreement may be terminated at any time prior to the effective time of the Amended Merger, including before or after approval of the Amended Merger and the Amended Merger Agreement by our stockholders, by mutual consent of us and CHC or by us or CHC, in certain circumstances. The Amended Merger Agreement also may be terminated after December 31, 2006 if the Amended Merger Agreement shall not have been consummated by such date.

Certain of our Officers and Directors and their respective affiliates collectively own, directly or indirectly, an aggregate of 90% of the outstanding capital stock of CHC and will receive, directly or indirectly, an aggregate of 3.24 million of our common shares in the Amended Merger. Mr. Seneff, Jr., jointly with his wife has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, the owner of approximately 53.6% of the outstanding shares of common stock of CHC. Mr. Seneff also directly owns an additional approximately 7.5% of the outstanding shares of common stock of CHC. As a result of his direct and indirect holdings in CHC, Mr. Seneff will be entitled to receive approximately 2.2 million of our common shares in the Amended Merger. In addition, Mr. Bourne owns directly approximately 13.34% of the outstanding shares of common stock of CHC, which shares will entitle Mr. Bourne to receive approximately 480,240 shares of our common shares in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Verbaas, and Bloom, officers of us and CHC, own an aggregate of approximately 15.6% of the outstanding shares of common stock of CHC, which, in connection with the Amended Merger, will entitle them to receive an aggregate of approximately 559,440 of our common shares. As part of the closing of the Amended Merger, we will enter into a registration rights agreement with the stockholders of CHC, which will require us to register, in certain instances, our common shares that CHC’s stockholders received in the Amended Merger.

 Employment Agreements

      On April 3, 2006, we also entered into employment agreements with the following officers of CHC: Messrs. Hutchison, Griswold, Strickland, and Bloom (the “Employment Agreements”). Each of such persons are currently officers of us and each has agreed to continue to serve as an officer of us, effective as of the Effective Time (as defined in the Amended Merger Agreement) of the Amended Merger. These agreements will become effective only if the Amended Merger is consummated.

      Thomas J. Hutchison III

The employment agreement with Mr. Hutchison (the “Hutchison Employment Agreement) provides for Mr. Hutchison to serve as our Chief Executive Officer. The Hutchison Employment Agreement’s initial term is from the Effective Time of the Amended Merger through December 31, 2009.

Under the Hutchison Employment Agreement, Mr. Hutchison will receive an annual salary of $900,000, and may receive an annual increase in the sole discretion of the Board. Mr. Hutchison is also eligible to participate in our bonus plan, which shall set forth various achievement or performance criteria that if achieved shall entitle Mr. Hutchison to receive a specified percentage of his salary. This bonus will be payable at three levels. At the threshold level, Mr. Hutchison will receive 50% of base salary; at the target level, Mr. Hutchison will receive 100% of base salary; at the superior level, Mr. Hutchison will receive 200% of base salary. In addition, Mr. Hutchison will participate in any group life, disability, health and other benefit plans that we adopt and will receive additional life insurance benefits.

Mr. Hutchison will be granted 153,090 shares in the form of stock units which will vest in equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009, if he remains in our service, and he will be granted 697,410 shares in the form of stock units which shall be subject to vesting based on the achievement of certain performance criteria on the last day of each calendar year through December 31, 2009.

      The Hutchison Employment Agreement provides that in the event Mr. Hutchison’s employment is terminated by us without cause or by Mr. Hutchison for good reason including a change in control (as defined in the agreement), he will be entitled to severance benefits. These benefits include an amount equal to three times the sum of his annual salary and the average bonus earned for the highest two of the last three years. Mr. Hutchison will also be entitled to continuing health benefits. Additionally, all of the outstanding and unvested shares that would have vested if the applicable performance criteria had been achieved in that calendar year employment terminates will be vested, except upon a change in control in which case all outstanding awards of shares will be vested. If the Hutchison Employment Agreement is not renewed, Mr. Hutchison will receive severance in an amount equal to one times his annual salary and bonus. Mr. Hutchison will be entitled to a tax gross-up payment if he becomes subject to the excise tax applicable to certain “golden parachute” payments pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

      John A. Griswold

The employment agreement with Mr. Griswold (the “Griswold Employment Agreement”) provides for Mr. Griswold to serve as our President and Chief Operating Officer. The Griswold Employment Agreement’s initial term is from the Effective Time of the Amended Merger through December 31, 2009.

Under the Griswold Employment Agreement, Mr. Griswold will receive an annual salary of $700,000, and may receive an annual increase in the sole discretion of the Board. Mr. Griswold is also eligible to participate in our bonus plan, which shall set forth various achievement or performance criteria that if achieved shall entitle Mr. Griswold to receive a specified percentage of his salary. This bonus will be payable at three levels. At the threshold level, Mr. Griswold will receive 50% of base salary; at the target level, Mr. Griswold will receive 125% of base salary; at the superior level, Mr. Griswold will receive 175% of base salary. In addition, Mr. Griswold will participate in any group life, disability, health and other benefit plans that we adopt and receive additional life and disability insurance benefits.

      Mr. Griswold will be granted 119,322 shares in the form of stock units which will vest in equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009, if he remains in our service, and he will be granted 543,578 shares in the form of stock units, which shall be subject to vesting based on the achievement of certain performance criteria on the last day of each calendar year through December 31, 2009.

      The Griswold Employment Agreement provides that in the event Mr. Griswold’s employment is terminated by us without cause or by Mr. Griswold for good reason including a change in control (as defined in the agreement), he will be entitled to severance benefits. These benefits include an amount equal to two times the sum of his annual salary and the average bonus earned for the highest two of the last three years. Mr. Griswold will also be entitled to continuing health benefits. Additionally, all of the outstanding and unvested shares that would have vested if the applicable performance criteria had been achieved in that calendar year employment terminates will be vested, except upon a change in control in which case all outstanding awards of shares will be vested. If the Griswold Employment Agreement is not renewed, Mr. Griswold will receive severance in an amount equal to one times his annual salary and bonus. Mr. Griswold will be entitled to a tax gross-up payment if he becomes subject to the excise tax applicable to certain “golden parachute” payments pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

      C. Brian Strickland

      The employment agreement with Mr. Strickland (the “Strickland Employment Agreement”) provides for Mr. Strickland to serve as our Executive Vice President and Chief Financial Officer. The Strickland Employment Agreement’s initial term is from the Effective Time of the Amended Merger through December 31, 2009. Under the Strickland Employment Agreement, Mr. Strickland will receive an annual salary of $526,000, and may receive an annual increase in the sole discretion of the Board. Mr. Strickland is also eligible to participate in our bonus plan, which shall set forth various achievement or performance criteria that if achieved shall entitle Mr. Strickland to receive a specified percentage of his salary. This bonus will be payable at three levels. At the threshold level, Mr. Strickland will receive 50% of base salary; at the target level, Mr. Strickland will receive 125% of base salary; at the superior level, Mr. Strickland will receive 175% of base salary. In addition, Mr. Strickland will participate in any group life, disability, health and other benefit plans that we adopt and receive additional disability insurance benefits.

     Mr. Strickland will be granted 83,700 shares in the form of stock units which will vest in equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009, if he remains in our service, and he will be granted 381,300 shares in the form of stock units which shall be subject to vesting based on the achievement of certain performance criteria on the last day of each calendar year through December 31, 2009.

      The Strickland Employment Agreement provides that in the event Mr. Strickland’s employment is terminated by us without cause or by Mr. Strickland for good reason including a change in control (as defined in the agreement), he will be entitled to severance benefits. These benefits include an amount equal to two times the sum of his annual salary and the average bonus earned for the highest two of the last three years. Mr. Strickland will also be entitled to continuing health benefits. Additionally, all of the outstanding and unvested shares that would have vested if the applicable performance criteria had been achieved in that calendar year employment terminates will be vested, except upon a change in control in which case all outstanding awards of shares will be vested. If the Strickland Employment Agreement is not renewed by us, Mr. Strickland will receive severance in an amount equal to one times his annual salary and bonus. Mr. Strickland will be entitled to a tax gross-up payment if he becomes subject to the excise tax applicable to certain “golden parachute” payments pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

Barry A. N. Bloom

      The employment agreement with Mr. Bloom (the “Bloom Employment Agreement”) provides for Mr. Bloom to serve as our Executive Vice President of Portfolio Management and Administration. The Bloom Employment Agreement’s initial term is from the Effective Time of the Amended Merger through December 31, 2009.

      Under the Bloom Employment Agreement, Mr. Bloom will receive an annual salary of $385,000, and may receive an annual increase in the sole discretion of the Board. Mr. Bloom is also eligible to participate in our bonus plan, which shall set forth various achievement or performance criteria that if achieved shall entitle Mr. Bloom to receive a specified percentage of his salary. This bonus will be payable at three levels. At the threshold level, Mr. Bloom will receive 50% of base salary; at the target level, Mr. Bloom will receive 100% of base salary; at the superior level, Mr. Bloom will receive 125% of base salary. In addition, Mr. Bloom will participate in any group life, disability, health and other benefit plans that we adopt and receive additional disability insurance benefits.

      Mr. Bloom will be granted 31,500 shares in the form of stock units which will vest in equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009, if he remains in our service, and he will be granted 143,500 shares in the form of stock units which shall be subject to vesting based on the achievement of certain performance criteria on the last day of each calendar year through December 31, 2009.

      The Bloom Employment Agreement provides that in the event Mr. Bloom’s employment is terminated by us without cause or by Mr. Bloom for good reason including a change in control (as defined in the agreement), he will be entitled to severance benefits. These benefits include an amount equal to two times the sum of his annual salary and the average bonus earned for the highest two of the last three years. Mr. Bloom will also be entitled to continuing health benefits. Additionally, all of the outstanding and unvested shares that would have vested if the applicable performance criteria had been achieved in that calendar year employment terminates will be vested, except upon a change in control in which case all outstanding awards of shares will be vested. If the Bloom Employment Agreement is not renewed by us, Mr. Bloom will receive severance in an amount equal to one times his annual salary and bonus. Mr. Bloom will be entitled to a tax gross-up payment if he becomes subject to the excise tax applicable to certain “golden parachute” payments pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.

      Each of the Employment Agreements includes covenants protecting our confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreement resulted from an arms-length negotiation between us and the officer.

Other Related Transactions

WB Resort Partners, LP (“WB Resort Partners”), one of our unconsolidated entities, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners is Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. is a limited partnership in which a corporation controlled by Messrs. Seneff, Jr., and Bourne, is the general partner. Such corporation is also the holder of all of the limited partnership interests in WBR Ltd. We owned a 48.9 percent limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owned a 36 percent limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owned the remaining limited partnership interests. WBR Ltd. received a loan (the “Limited Partner Loan”) from Marriott, to make its capital contributions to WB Resort Partners to fund the planned renovations of the WBR Property. In 2004, we and the other limited partners made pro-rata capital contributions to WB Resort Partners. Our capital contribution in 2004 was in the amount of approximately $103,000. WBR Ltd. received cash distributions of $0.4 million during the year ended December 31, 2005, which represents its pro-rata share of total cash distributions paid by WB Resort Partners.

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

In May 2005, we entered into indemnification agreements with three of our independent Directors, Douglas Holladay, Jack F. Kemp, Dianna F. Morgan and our assistant secretary, Stephanie J. Thomas and amended indemnification agreements with C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom and Marcel Verbaas to conform them to other outstanding indemnification agreements. The indemnification agreements require, among other things, that we indemnify these Officers and Directors, to the fullest extent required or permitted by the Charter and by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates and CHC, as the case may be, to the extent such decisions and actions are performed on our behalf. The indemnification agreements also require that we advance to these Officers and Directors all related expenses; subject to reimbursement if it is subsequently determined that indemnification is not permitted. Each of these indemnification agreements is retroactive to the first date of service with us for the Officer or Director, as the case may be. On October 3, 2005, we entered into a similar agreement with Greerson G. McMullen, our Chief General Counsel, Senior Vice President and Secretary and Chief General Counsel and Senior Vice President of CHC.

We own a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which CHC and certain affiliates of CFG leased office space in 2005 and 2006. CFG owns a controlling interest in the parent company of CHC and is indirectly wholly-owned by James M. Seneff, our Chairman of the Board, and his wife. Robert A. Bourne, our Vice-Chairman of the Board, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1 percent interest as general partner of Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which has a 49.495 percent interest, as a limited partner, in Owner; CNL Retirement Properties, Inc. which has a 9.901 percent interest, as a limited partner, in Owner; Commercial Net Lease Realty, Inc., which has a 24.7525 percent interest, as a limited partner, in Owner; and CNL Corporate Investors, Ltd., which has a 4.9505 percent interest, as a limited partner, in Owner. We also own a 9.9 percent interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of Owner. The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

In 2002, we guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of the Borrower. Our guaranty was a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent of the promissory note. CFG negotiated a new $14 million unsecured loan to the Borrower to refinance the remaining balance of the promissory note. As with the promissory note, we executed a pro rata, several, payment guaranty commensurate with and limited to 16.67 percent, or approximately $2.3 million, on September 30, 2005. Messrs. Hutchison III, Griswold, Bourne and Seneff, each a Director and Officer of ours are also directors and officers of CHC and an affiliate of CFG.

In addition, in 2004, the Owner conveyed a portion of the premises underlying the parking structure adjacent to its office building to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building. The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd. In connection with this transaction, the Owner will receive an ownership interest in a cross-bridge and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. CNL Plaza II, Ltd. has paid the Owner $1.9 million representing the appraisal value of the land conveyance. CHC and certain affiliates of CFG currently lease office space in this building.

We maintain bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of CHC, is a stockholder. The amounts deposited with this bank were approximately $39.8 million and $41.7 million at December 31, 2005 and 2004, respectively.

As more fully described in “Note 6 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, Investments in Unconsolidated Entities,” we own an unconsolidated interest in Desert Ridge Resort Partners, LLC (“DRR LLC”), a partnership in which a limited partner, Desert Ridge Resort, Ltd. (“DRR Ltd.”), is controlled by our Chairman, James M. Seneff, Jr. and Vice Chairman of the Board, Robert A. Bourne.

On April 3, 2006, our wholly-owned subsidiary, CNL DRR Investor, LP, a Delaware limited partnership (the “CNL DRR Investor”), entered into separate Purchase and Sale Agreements (the “DRR Purchase Agreements”) with each of DRR Ltd. and Marriott Hotel Services, Inc. (“MHS”) to purchase DRR Ltd.’s 45.84 percent membership interest (the “DRR Ltd. Purchase Agreement”) and MHS’ 10.16 percent membership interest (the “MHS Purchase Agreement”) (collectively, the “DRR Transactions”) in DRR LLC, which owns the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “Resort”). We, through CNL DRR Investor, currently own the remaining 44 percent membership interest in DRR LLC.

Under the DRR Purchase Agreements, CNL DRR Investor has agreed to pay DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus closing price adjustments relating to working capital and cash flow of the Resort before closing (the “Total Payment”). CNL DRR Investor has deposited an aggregate of $488,000 with an escrow agent (the “Deposits”). In certain circumstances the Deposits are non-refundable. If the closing of the DRR Transactions occurs, the Deposits will be applied against the Total Payment.

The consummation of the DRR Transactions is conditioned on the simultaneous closing of the DRR Purchase Agreements and customary closing conditions. The closing of the DRR Ltd. Purchase Agreement also is conditioned upon the approval by the equity holders of DRR Ltd. and the receipt by DRR Ltd. of a fairness opinion, to the effect that the closing payment under the DRR Ltd. Purchase Agreement is fair from a financial point of view to DRR Ltd. The closing of the MHS Purchase Agreement is also conditioned upon receipt from DRR LLC’s existing lenders of releases of MHS from liability under certain guaranties and indemnities (which condition may be waived by MHS, in which event CNL DRR Investor shall indemnify MHS against liability under such guaranties and indemnities). The DRR Purchase Agreements contemplate the closing of the DRR Transactions to occur within ninety days after the date of the DRR Purchase Agreements, unless extended. There can be no assurance that the conditions to closing the DRR Transactions will be met, or if met, that the closing of the DRR Transactions will occur.

DRR Ltd. is a limited partnership, the general partner of which is a corporation owned and controlled by our Chairman of the Board and Director, Mr. James M. Seneff, Jr., and our Vice Chairman of the Board and Director, Mr. Robert A. Bourne. Marriott International, Inc. is the manager of the Resort and Marriott International Capital Corporation holds security interests in subsidiaries of DRR LLC. Thirty-one of our properties are operating under various Marriott brands, including Marriott Hotels, Resorts, and Suites, The Ritz-Carlton, JW Marriott, Residence Inn by Marriott, TownePlace Suites by Marriott, Courtyard by Marriott, Fairfield Inn, Renaissance Hotels, and Spring Hill Suites by Marriott.

CTM, which owned EMTG, LLC, engaged Dustin/Massagli LLC, a company in which one of our previous Directors is president, a director and a principal stockholder, to manage its business. In January 2005, EMTG, LLC was dissolved and we wrote off our remaining investment in CTM as of December 31, 2004.

We may compete with certain of our affiliates who may seek to acquire properties that, while not directly in our industry, could satisfy our acquisition criteria. CNL Income Properties, Inc. (“CIP”), an entity in which two of our Directors also serve as directors, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not considered a part of our industry, a leisure property could contain a hotel or resort that satisfies the acquisition criteria of CIP and us. In the event that a property which includes a hotel or resort becomes available, and the property is a suitable investment for both CIP and us, CIP has given us a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and us, we have been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months were generated by hotels or resorts. CIP may revoke our right of first offer at any time.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The following table presents fees billed for services rendered by PricewaterhouseCoopers, LLP (“PwC”), our Independent Registered Certified Public Accounting Firm, for the fiscal years ended December 31, 2005 and 2004.
	Fiscal Year

	2005	2004
Audit Fees(a)	$1,658,350	$1,971,180
Audit-Related Fees(b)	393,660	849,971
Tax Fees(c)	541,654	557,516
All Other Fees(d)	—	—

Total	$2,593,664	$3,378,667
_______________________________

(a)
Audit Fees — Consist of professional services rendered in connection with the annual audit of our consolidated financial statements on Form 10-K, quarterly reviews of our interim financial statements on Form 10-Q and services performed in connection with our compliance with the Sarbanes-Oxley Act. Audit fees also include fees for services performed by PwC that are closely related to the audit and in many cases could only be provided by our independent accountants. Such services include the issuance of comfort letters and consents related to our registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

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

(d)	All Other Fees — There were no other professional services rendered by PwC during the years ended December 31, 2005 and 2004.

Pre-Approval Policies and Procedures

It is our policy and the policy of our Audit Committee that audit related services and non-audit related services, which are provided by our independent accountants falling into the categories below, do not require advance written approval by the Audit Committee unless they exceed $25,000 for individual engagements. Once individually insignificant assignments, which otherwise do not require written approval, exceed $150,000 during any fiscal year we must obtain prior written approval from the Audit Committee for subsequent assignments. Any services that fall outside the categories listed below, regardless of the cost, must be approved in writing by the Audit Committee prior to work commencing on the engagement. The Audit Committee, our independent accountants, and we understand that in order to maintain our independence from PwC, certain types of advisory and consulting services may not be provided to us by PWC. We generally limit the non-audit related services we receive from our independent accountants to the following:

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

      4. Advisory and review services in connection with the filing of registration statements with the SEC including, among other things, amendments, pro forma financial statements, consents, other agreed upon procedures;

5. Tax return preparation services;

6. Advisory services in connection with ongoing corporate and state income tax issues; and

7. Advisory services regarding prospective tax issues in connection with property acquisitions and other corporate transactions.

During the fiscal years ended December 31, 2005 and December 31, 2004, all audit, audit-related and tax services performed by our independent accountants which required pre-approval, as defined in the Audit Committee’s policies and procedures, were pre-approved by the Audit Committee. Services other than audit, review, or attest services, which did not require pre-approval pursuant to those policies were brought to the attention of the Audit Committee and approved prior to the completion of our annual audit by the Chairman of the Audit Committee in accordance with SEC rules and regulations.

PART IV

Item 15.  Exhibits.

(a)	The following documents are filed as part of this report.

3. Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1
Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Previously filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K file March 31, 2006 and incorporated herein by reference.)

32.2
Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Previously filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K file March 31, 2006 and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2006.

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
MARK E. PATTEN
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James M. Seneff, Jr. _________________________________ James M. Seneff, Jr.	Chairman of the Board	May 01, 2006

/s/ Robert A. Bourne _________________________________ Robert A. Bourne	Vice Chairman of the Board	May 01, 2006

/s/ John A. Griswold _________________________________ John A. Griswold	President, Chief Operating Officer and Director	May 01, 2006

/s/ Craig M. McAllaster _____________________________ Craig M. McAllaster	Director	May 01, 2006

/s/ Robert E. Parsons, Jr _____________________________ Robert E. Parsons, Jr.	Director	May 01, 2006

/s/ James Douglas Holladay _________________________________ James Douglas Holladay	Director	May 01, 2006

/s/ Jack Kemp _________________________________ Jack Kemp	Director	May 01, 2006

/s/ Dianna F. Morgan _________________________________ Dianna F. Morgan	Director	May 01, 2006

/s/ Thomas J. Hutchison III _________________________________ Thomas J. Hutchison III	Chief Executive Officer and Director	May 01, 2006

/s/ C. Brian Strickland _________________________________ C. Brian Strickland	Executive Vice President, Chief Financial Officer, and Treasurer	May 01, 2006

/s/ Mark E. Patten _________________________________ Mark E. Patten	Senior Vice President and Chief Accounting Officer	May 01, 2006

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1
Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Previously filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K file March 31, 2006 and incorporated herein by reference.)

32.2
Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Previously filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K file March 31, 2006 and incorporated herein by reference.)