Form 10-Q
period 2006-05-09
CNL Hotels & Resorts, Inc.
filed 2006-05-15
CIK 1017022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number

0-24097

CNL Hotels & Resorts, Inc.
(Exact name of registrant as specified in its charter)

Maryland	59-3396369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
420 South Orange Avenue, Suite 700 Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
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

Large accelerated Filer ☐   Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

The number of shares of common stock outstanding as of May 1, 2006, was 152,884,062.

CNL HOTELS & RESORTS, INC.

Signatures	61
Exhibits	62

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2006	December 31, 2005

ASSETS
Hotel and resort properties, net	$4,719,676	$3,998,822
Assets held for sale	—	425,633
Cash and cash equivalents	104,695	83,307
Restricted cash	132,406	113,981
Receivables, less allowance for doubtful accounts of $1,917 and $1,806, respectively	127,395	88,625
Goodwill	509,174	509,174
Intangibles, less accumulated amortization of $19,958 and $17,549, respectively	334,414	336,723
Prepaid expenses and other assets	82,848	103,127
Loan costs, less accumulated amortization of $26,332 and $38,960, respectively	20,909	29,390
	$6,031,517	$5,688,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,222,394	$2,599,454
Liabilities associated with assets held for sale	—	418,957
Accounts payable and accrued expenses	222,510	175,026
Accrued litigation settlement	34,865	34,151
Other liabilities	23,947	25,552
Distributions and losses in excess of investments in unconsolidated entities	10,757	2,600
Due to related parties	12,257	27,000
Membership deposits	236,056	229,809
Total liabilities	3,762,786	3,512,549
Commitments and contingencies
Minority interests	124,684	114,860
Stockholders’ equity:
Preferred stock, without par value. Authorized and unissued 1,500 shares	—	—
Excess shares, $.01 par value per share. Authorized and unissued 31,500 shares	—	—
Common stock, $.01 par value per share. Authorized 225,000 shares; issued 158,918 and 158,417 shares, respectively; outstanding 152,884 and 152,882 shares, respectively	1,530	1,530
Capital in excess of par value	2,743,093	2,743,073
Accumulated distributions in excess of net income	(607,479)	(689,022)
Accumulated other comprehensive income	6,903	5,792
Total stockholders’ equity	2,144,047	2,061,373
	$6,031,517	$5,688,782

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Room	$234,168	$205,515
Food and beverage	108,504	96,133
Other hotel and resort operating departments	59,675	56,690
Rental income from operating leases	3,217	3,184
Other income	415	376
	405,979	361,898
Expenses:
Room	50,287	46,386
Food and beverage	69,104	61,978
Other hotel and resort operating departments	33,208	31,124
Property operations	67,324	57,647
Repairs and maintenance	15,098	13,199
Hotel and resort management fees	14,266	10,510
Sales and marketing	22,035	19,839
General operating and administrative	6,195	4,490
State and local taxes	2,084	2,027
Asset management fees to related party	6,516	7,366
Depreciation and amortization	50,432	44,848
	336,549	299,414

Operating profit	69,430	62,484

Interest income	1,722	515
Interest and loan cost amortization	(49,206)	(44,645)
Transaction costs	(2,382)	—
Loss on extinguishment of debt	(29,132)	—

(Loss) income before equity in earnings (losses) of unconsolidated entities, minority interests, and benefit (expense) from income taxes	(9,568)	18,354
Equity in earnings (losses) of unconsolidated entities	1,246	(492)
Minority interests	(2,731)	(2,423)
(Loss) income from continuing operations before benefit (expense) from income taxes	(11,053)	15,439
Income tax benefit (expense)	404	(1,210)
(Loss) income from continuing operations	(10,649)	14,229
Income (loss) from discontinued operations, net of income taxes	130,413	(5,263)
Net income	$119,764	$8,966

(Loss) earnings per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$0.09
Discontinued operations	0.85	(0.03)
	$0.78	$0.06
Weighted average number of shares of common stock outstanding:
Basic and diluted	152,883	152,913

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2006 and year ended December 31, 2005
(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955
Subscriptions received for common stock through
public offerings and distribution reinvestment
plan	2,243	22	43,319	—	—	43,341
Issuance of common stock (to Board of Directors)	7	--	140	--	--	140
Retirement of common stock	(2,281)	(23)	(43,313)	—	—	(43,336)
Stock issuance cost refund	—	—	2,497	—	—	2,497
Net income	—	—	—	6,900	--	6,900	$6,900
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	8,346	8,346	8,346
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(7)	(7)	(7)
Translation adjustment from foreign operations	—	—	—	—	1,669	1,669	1,669
Total comprehensive income							$16,908
Distributions declared and paid ($1.10 per share)	—	—	—	(168,132)	—	(168,132)
Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—CONTINUED

Three months ended March 31, 2006 and year ended December 31, 2005

(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373
Subscriptions received for common stock through distribution reinvestment plan	499,409	5	9,484	—	—	9,489
Issuance of common stock (to Board of Directors)	2	—	20	—		20
Retirement of common stock	(499,409)	(5)	(9,484)	—	—	(9,489)
Net income	—	—	—	119,764	—	119,764	$119,764
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	1,427	1,427	1,427
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(6)	(6)	(6)
Translation adjustment from foreign operations	—	—	—	—	(310)	(310)	(310)
Total comprehensive income							$120,875
Distributions declared and paid ($0.25 per share)	—	—	—	(38,221)	--	(38,221)
Balance at March 31, 2006	152,884	$1,530	$2,743,093	$(607,479)	$6,903	$2,144,047

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
		2006	2005
Net cash provided by operating activities		$70,847	$42,734

Cash flows from investing activities:
Additions to hotel and resort properties		(763,300)	(26,148)
Sale of or interests in hotel and resort properties		167,068	5,158
Increase in restricted cash		(12,921)	(25,986)
Increase in other assets		―	(1,185)
Net cash used in investing activities		(609,153)	(48,161)

Cash flows from financing activities:
Proceeds from mortgage loans		2,095,000	340,000
Proceeds from line of credit		35,000	―
Repayments of mortgage loans		(1,503,414)	(297,500)
Repayments of other notes payable		(3,531)	(878)
Payment of loan costs		(13,791)	(3,210)
Proceeds from sale of cash flow hedges		4,500	―
Payment to acquire cash flow hedges		(3,495)	(4,807)
Subscriptions received from stockholders		9,489	14,053
Distributions to stockholders		(38,221)	(53,510)
Distributions to minority interest net of contributions		(1,013)	(5,048)
Retirement of common stock		(9,489)	(14,937)
Payment of stock issuance costs		―	(21)
Payments on capital lease obligations		(243)	―
Payment of due to related parties		(11,098)	―
Net cash provided by (used in) financing activities		559,694	(25,858)

Net increase (decrease) in cash and cash equivalents		21,388	(31,285)

Cash and cash equivalents at beginning of period		83,307	108,678

Cash and cash equivalents at end of period		$104,695	$77,393

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$	―	$154

Supplemental schedule of non-cash financing activities:

Distributions declared but not paid to minority interest		$131	$1,211

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization:

CNL Hotels & Resorts, Inc. (the “Company”), a corporation organized pursuant to the laws of the State of Maryland on June 12, 1996, operates for federal income tax purposes as a real estate investment trust (a “REIT”).

As of March 31, 2006, the Company owned 73 hotels and resort properties (“Properties”) directly and 21 Properties through equity investments, including two unconsolidated Properties. The Company leases 88 of its Properties, including the two unconsolidated Properties, to wholly-owned taxable REIT subsidiary (“TRS”) entities (the “TRS Lessees”) which contract with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining six Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from the operating leases for these Properties is included in consolidated results of operations.

On January 9, 2006, the Company, through certain of its affiliates, completed the sale of all of its interests in CNL KSL Partners, LP, a partnership which owns the Hotel del Coronado in San Diego, California, and in CNL KSL North Beach Development, LP, which is developing property adjacent to the hotel (collectively, the “Del Sale”). The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. For additional information see “Note 6. Discontinued Operations.”

On December 28, 2005, the Company entered into a Purchase and Sale Agreement (as amended on December 30, 2005, the “GL Purchase Agreement”) to acquire the Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “GL Resort”) (the “GL Purchase”). For additional information see “Note 3. Grande Lakes Acquisition.”

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and each of its wholly-owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9”), is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46”) or satisfies the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46, has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 or the limited partners have the ability to dissolve or liquidate the partnership or otherwise remove the general partner or have substantive participating rights under EITF 04-5. For additional information see “Recent Accounting Pronouncements” below.

Reclassification—In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has included the results of operations for the Properties sold during 2005 and 2006 in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2006 and 2005.

Restricted Cash— Cash is restricted to fund (1) certain of the Company’s operating expenses, (2) renewal and replacement expenditures relating to furniture, fixtures and equipment and infrastructure refurbishment or replacement (in part pursuant to hotel and resort management agreements), (3) other capital expenditures directly associated with its Properties including projects to reposition, expand or upgrade Properties, and (4) reserves required pursuant to certain borrowings and has been included in the accompanying consolidated balance sheets as restricted cash. Certain of the restricted cash identified for renovations has been designated as such at the discretion of the Company and is not subject to specific contractual arrangements or obligations. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Furniture, fixtures and equipment reserves	$58,907	$50,592
Renovations and repositioning	45,173	38,240
Taxes and insurance escrow	6,622	6,899
Deposits	15,547	12,104
Reserve funds required by lenders	5,909	5,899
Deferred compensation	248	247
	$132,406	$113,981

3. Grande Lakes Acquisition:

On December 28, 2005, the Company entered into the GL Purchase Agreement to acquire the GL Resort. The GL Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million in cash plus transaction costs and the assumption of certain liabilities. In connection therewith, and as part of the GL Purchase, the seller’s interest in the existing management agreements for the two resort properties and the golf operation was assigned to a newly formed TRS of the Company.

The Company financed this transaction by using approximately $198.5 million in cash, including closing costs and transaction fees of approximately $9.5 million, and by obtaining a $570 million loan (the “GL Borrowing”) with an annual interest rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 4.83 percent as of March 31, 2006) on the remaining $235 million. For additional information see “Note 9. Indebtedness.”

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the GL Resort are based on preliminary independent appraisals and valuation studies, therefore reported amounts may change based on finalization which is expected to occur during the second quarter of 2006. These changes may impact depreciable assets which therefore may impact depreciation expense including a catch up of depreciation for the first quarter of 2006. The estimated values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotels and resort properties	$761,938
Cash and cash equivalents	6,657
Restricted cash	5,504
Prepaid expenses and other assets	3,265
Receivables	5,211
Total assets acquired	782,575

LIABILITIES
Accounts payable and accrued expenses	14,113
Total liabilities assumed	14,113
Net assets acquired	$768,462
Net of cash	$761,805

The consolidated financial statements include the operating results of the GL Resort Properties from the date of acquisition. The following presents unaudited pro forma results of operations of the Company as if the GL Resort Properties were owned during the entire period for the three months ended March 31 (in thousands, except per share data):

	Quarter Ended March 31,
	2006	2005
Revenue	$435,672	$408,105
(Loss) income from continuing operations	(7,503)	25,630
Net income (loss)	122,910	20,367
Net income per share (basic and diluted)	0.80	0.13
Weighted average shares (basic and diluted)	152,883	152,913

4. Hotel and Resort Properties:

Properties, other than Properties reported as discontinued, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$864,155	$798,012
Building and improvements	3,774,297	3,194,088
Furniture, fixtures and equipment	490,230	385,105
	5,128,682	4,377,205
Less: accumulated depreciation	(467,524)	(420,952
Construction in progress	58,518	42,569
	$4,719,676	$3,998,822

On January 31, 2006, the Company, through various affiliates, entered into amended and restated management agreements for three of its Properties: Grand Wailea Resort Hotel & Spa; Arizona Biltmore Resort & Spa; and La Quinta Resort & Club (collectively, the “Resorts”) with an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). The Amended Management Agreements became effective as of February 1, 2006.

The Amended Management Agreements provide, among other things, for reimbursement by Hilton to the Company of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton also entered into a separate guaranty agreement with affiliates of the Company providing, among other things, that Hilton guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels. As of March 31, 2006, no reimbursement or guarantee amounts had been funded under the Amended Management Agreements.

In addition, pursuant to the arrangements with Hilton, the Resorts have been designated with a new brand introduced by Hilton, “The Waldorf=Astoria Collection”, and participate in certain Hilton programs including technology programs, the Hilton HHonors® guest reward program, the Hilton Reservations Worldwide system, eBusiness programs, world-wide sales and marketing programs, and certain other operations support.

5. Investments in Unconsolidated Entities:

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the three months ended March 31, 2006 (in thousands):

	Desert Ridge Resort Partners, LLC	CY-SF Hotel Parent, LP	Other Joint Ventures***	Total
Revenues	$34,275	$5,359	$2,834	$42,468
Cost of sales	(11,995)	(1,933)	(919)	(14,847)
Expenses	(17,756)	(4,311)	(1,743)	(23,810)
Net income (loss)	$4,524	$(885)	$172	$3,811
Income (loss) allocable to the Company	$1,655	$(426)	$17	$1,246
Other comprehensive loss adjustment allocable to the Company	$490	$—	$—	$490
Company’s ownership interest at end of period	44.00%	48.15%	9.90%

The following presents unaudited condensed statements of operations for the unconsolidated entities for the three months ended March 31, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC*	WB Resort Partners, LP**	CY-SF Hotel Parent, LP	Other Joint Ventures***	Total
Revenues	$33,623	$20,023	$4,258	$2,617	$60,521
Cost of sales	(12,283)	(7,080)	(1,594)	(817)	(21,774)
Expenses	(18,842)	(15,079)	(3,816)	(1,691)	(39,428)
Net income (loss)	$2,498	$(2,136)	$(1,152)	$109	$(681)
Income (loss) allocable to the Company	$1,099	$(1,047)	$(555)	$11	$(492)
Other comprehensive income adjustment allocable to the Company	$715	$—	$—	$—	$715
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%
______________
* Desert Ridge Resort Partners, LLC (“DRR LLC”), one of the Company’s unconsolidated entities, owns the JW Marriott Desert Ridge Resort Property. One of the members of DRR LLC is Desert Ridge Resort, Ltd. (“DRR Ltd.”). DRR Ltd. is a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, is the general partner. The Company owns a 44% interest, DRR Ltd. owns a 45.84% interest and Marriott Hotel Servicesl, Inc. (“MHS”) owns the remaining interest in DRR LLC. DRR Ltd. received cash distributions of $0.7 million during the three months ended March 31, 2006, which represents its pro-rata share of total cash distributions paid by DRR LLC. On April 3, 2006, a wholly-owned subsidiary of the Company entered into separate Purchase and Sale Agreements with each of DRR Ltd. and MHS to purchase DRR Ltd. and MHS’ respective membership interests in DRR LLC. For additional information, please see Note 13, “Subsequent Events.”

** WB Resort Partners, one of the Company’s unconsolidated entities, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners was Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. was a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and Director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and Director, Robert A. Bourne, was the general partner. Such corporation was also the holder of all of the limited partnership interests in WBR Ltd. The Company owned a 48.9% limited partnership interest and a general partnership interest in WB Resort Partners, WBR Ltd. owned a 36% limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owned the remaining limited partnership interests. Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP, (which is an affiliate of the parent company of the Company’s advisor, CHC), received a loan from Marriott International, Inc. (the ”Limited Partner Loan”), another partner of WB Resort Partners, LP, to make its capital contribution to the partnership to fund the renovations of the WBR Property. On November 7, 2005, WB Resort Partners sold all of its interest in the WBR Property. As a result of the sale, WB Resort Partners distributed the net proceeds among the partners according to the Limited Partnership Agreement. As a result, we received approximately $50.1 million in distributions. In addition, WBR Ltd received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full. Dissolution of the partnership is expected to occur in the second quarter of 2006.

*** For the three months ended March 31, 2006 and 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd.

6. Discontinued Operations:

On January 9, 2006, the Company completed the Del Sale. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005. As a result of the Del Sale and related transactions, net proceeds to the Company were approximately $167 million with a net gain of approximately $133.7 million.

In addition, the results of operations for the 38 Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$2,426	$66,983
Expenses	(1,878)	(57,701)
Interest and loan cost amortization	(583)	(12,251)
Loss from discontinued operations	(35)	(2,969)
Gain on sale of assets	133,719	470
Gain on hedge termination	945	--
Loss on extinguishment of debt	(4,296)	(4,206)
Minority interest	1,014	661
Income tax (expense) benefit	(934)	781
	$130,413	$(5,263)

7. Related Party Transactions:

Pursuant to the Company’s advisory agreement effective as of April 1, 2004, between the Company and CNL Hospitality Corp., its advisor (“CHC”) (the “Advisory Agreement”), CHC provides management services relating to the Company’s business, the Properties and, if applicable, any mortgage loans the Company may provide to other hotel and resort operators. Under the terms of this Advisory Agreement, CHC is responsible for assisting the Company in negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing the Company provides; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants' or managers’ inquiries and notices. CHC also provides the Company with services pertaining to the expansion, renovation, refurbishment, development, and construction of the Company’s Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of Acquisition Fees (as described herein) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by the Company as of the end of the preceding month. The fees the Company pays CHC for the PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees the Company pays CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for the Company. For identifying Properties for the Company to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from the Company’s equity offerings and/or loan proceeds from permanent financing that the Company used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by the Company and CHC (as more fully described herein) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of the Company’s Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if the Company’s stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement (as defined below) between the Company and CHC.

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

On March 30, 2006, the Company and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.

On December 30, 2005, the Company and CHC entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to CHC in full satisfaction of Acquisition Fees claimed by CHC in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement (as defined in “Note 12. CNL Hospitality Corp. Merger and Other Matters.”)

The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid on December 30, 2005, and (ii) an uncollateralized promissory note made by the Company to CHC in the original principal amount of $27 million, which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by the Company to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by the Company and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Original Merger Agreement. The Company has capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006. In the three months ended March 31, 2006, the Company recognized approximately $6.5 million of the prepaid Asset Management Fees as Asset Management Fee expense.

On April 3, 2006, the Company entered into an amended and restated agreement and plan of merger with, among others, CHC. For information regarding this agreement and related matters, see Note 12. “CNL Hospitality Corp. Merger and Other Matters.”

8. Income Taxes:

The income tax benefit (expense) consists of the following components (in thousands):

	Three Months Ended March 31,
	2006	2005
Current:
Federal	$(441)	$(864)
State	(84)	435
	(525)	(429)
Deferred:
Federal	(4)	—
State	(1)	—
	(5)	—
Total income tax benefit (expense)	$(530)	$(429)

The income tax (expense) benefit for each of the years ended March 31 has been allocated as follows (in thousands):

	2006	2005

Continuing operations	$404	$(1,210)
Discontinued operations	(934)	781
Total income tax (expense) benefit	$(530)	$(429)

Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

9.	Indebtedness:

On January 9, 2006, wholly-owned subsidiaries of the Company (the “CMBS Borrowers”) obtained a new $1.525 billion loan (the “New CMBS Loan”) from German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the CMBS Borrowers’ previous $1.5 billion CMBS loan (the “Prior CMBS Loan”) which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing of the New CMBS Loan. In addition, in connection with paying off the Prior CMBS Loan, the CMBS Borrowers wrote off $20.9 million of unamortized loan costs.

The New CMBS Loan is collateralized by the following Properties - Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New CMBS Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Prior CMBS Loan agreement, including ones which require the CMBS Borrowers to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions.

Pursuant to the New CMBS Loan agreement, the CMBS Borrowers entered into two-year interest rate protection agreements, for a cash payment of $2.3 million, which caps one-month LIBOR at 4.75 percent on the $525 million floating rate portion of the New CMBS Loan. In connection with paying off the Prior CMBS Loan, the CMBS Borrowers terminated the interest rate protection agreements applicable to that loan. Payments of interest only are due monthly on the New CMBS Loan with the entire principal balance due on the anticipated maturity date of February 1, 2011.

In conjunction with the GL Purchase, completed on February 24, 2006 (as described herein), a wholly-owned subsidiary of the Company (the “GL Borrower”) obtained a new $570 million loan (the “GL Loan”) from Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the GL Resort Properties. The GL Loan is collateralized by the two Resort Properties - the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 4.83 percent as of March 31, 2006) on the remaining $235 million.

The GL Loan agreement contains restrictive covenants similar to those in the New CMBS Loan agreements (as set forth therein), including ones which require the GL Borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Loan has customary default and acceleration provisions.

Pursuant to the GL Loan agreement, the GL Borrower entered into a two-year interest rate protection agreement, for a cash payment of $1.2 million, which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Loan.

Certain of the Company’s loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict the Company’s ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. The Company was in compliance with these covenants as of March 31, 2006.

Total indebtedness of the Company, excluding mortgages related to assets held for sale consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Mortgages payable	$3,171,549	$2,580,079
Revolving credit facility	35,000	--
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,214,332	2,587,862
Unsecured notes	8,062	11,592
	$3,222,394	$2,599,454

The following is a schedule of principal maturities for all long-term borrowings at March 31, 2006, assuming various extensions available at the Company’s option are utilized and other conditions precedent for such extensions are met (in thousands):

2006	$126,921
2007	176,004
2008	248,058
2009	795,833
2010	233,300
Thereafter	1,642,278
$3,222,394

10. Derivative Instruments:

As of March 31, 2006, derivatives with a fair value of $5.7 million were included in other assets in the accompanying unaudited condensed consolidated balance sheet. The change in net unrealized gains of $1.4 million for the three months ended March 31, 2006 for the aforementioned derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

11. Commitments and Contingencies:

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, the Company, CHC, certain affiliates of the Company and of CHC, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to Note 19. “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006, for a description of and developments related to the Class Action Lawsuit, which is incorporated herein by reference. Since December 31, 2005, the following material developments have occurred with respect to the Class Action Lawsuit:

On February 6, 2006, the Company and the other defendants executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the Class Action Lawsuit. The MOU assumed that a merger agreement would be executed in accordance with a term sheet, dated December 5, 2005. On March 13, 2006, plaintiffs’ counsel confirmed that they had completed the discovery that was conducted to verify the settlement was reasonable, and the parties informed the Court of the terms of the MOU and the parties’ intention for the settlement to be documented by a stipulation of settlement. On March 16, 2006, the terms of the MOU and the settlement were approved by the Special Litigation Committee of the Board, which is comprised of the three non-defendant members of the Board.

On April 3, 2006, after execution of the Amended Merger Agreement (as defined below), counsel for the Company, CHC, CNL Securities Corp. (“CSC”), and certain of the Company’s current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), consistent with the terms of the MOU, which sets forth the terms of an agreement for the settlement of the Class Action Lawsuit. Under the terms of the Stipulation, subject to Court approval, two settlement classes will be certified (i) a class of all persons who purchased or otherwise acquired the Company’s securities issued or offered pursuant to or by means of the Company’s registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by the Company, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). The Company and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, the Company and the other defendants have agreed to settle the Class Action Lawsuit.

Under the terms of the Stipulation, in connection with the Purchaser Class claims, the Company will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by the Company into the settlement fund account, totaling approximately $8.75 million, plus expenses. The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, the Company and the other defendants who were its directors during the negotiation and execution of the Amended Merger Agreement, the Amended and Restated Renewal Agreement, and the Payment Agreement (collectively, the “New Agreements”) have acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, the Company also provided plaintiffs’ counsel with an opportunity to review and comment on its proxy statement relating to a special meeting of the Company’s stockholders and all related materials for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules, and regulations. In addition, as a part of the settlement of the Class Action Lawsuit, the Company will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by the Company to its stockholders to approve an amendment to the Charter to extend the date specified in the Charter by which the Company must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which the Company has agreed to pay as part of the settlement.

The Special Litigation Committee of the Board has determined that (i) the settlement is advisable and in the Company’s best interest and approved the settlement and the implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors and under the Advisory Agreement, the Defendant Directors and CHC would be entitled to indemnification in connection with the Class Action Lawsuit and that the Company should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.

Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel have agreed to fully support stockholder approval of the Amended Merger and associated charter amendments as being fair and reasonable, and in the best interests of the Company and its stockholders.

By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit for the limited purpose of permitting notice to be mailed to the class of the proposed settlement and the fact that the Court will hold a hearing on July 26, 2006 to determine whether the proposed settlement should be considered by the Court as fair, reasonable and adequate, and to consider the fee and expense application of the Plaintiffs’ attorneys.

The Company accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in its statement of operations for the year ended December 31, 2005. During the quarter ended March 31, 2006, the Company recognized approximately $0.7 million in interest expense pertaining to the accrued liability.

On March 13, 2006, the Company filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to the Company (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. The Company’s D&O Action seeks, among other things, reimbursement of its costs incurred in connection with the Class Action Lawsuit, including defense costs, and payments contemplated by the Stipulation, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that the Company will prevail in the D&O Action.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against the Company.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in the Company’s favor and remanded the matter back to the trial court.  While the Company continues to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006, the Company reached an agreement with Carmel Valley to settle all of its claims against the Company for a non-material amount.  In exchange for the Company’s payment, Carmel Valley will provide the Company with a full and complete release of all pending and possible claims related to this matter.

Lawsuits (and related appeals), claims and other legal or regulatory proceedings have been or may be instituted or asserted against the Company pertaining to its operations, offerings, unrecognized preacquisition contingencies and in the ordinary course of the Company’s business activities. Although the results of existing claims or litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.

As of March 31, 2006, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, the Company expects to spend $52.6 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that the Company currently has set aside for such purposes, and $106.7 million for capital expenditures including projects to reposition, expand or upgrade Properties, which is expected to be funded from operations and/or long-term borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of March 31, 2006, the Company was not able to redeem, pursuant to its Amended and Restated Redemption Plan (the “Redemption Plan”), all of the shares for which redemption requests were submitted during such quarter. As of  May 8, 2006, there was a total of approximately 7.9 million shares of common stock, or approximately $149.6 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the first quarter of 2006 and are now being held for redemption in future quarters. The Company redeems shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under its Amended and Restated Distribution Reinvestment Plan (the “DRP”). The DRP may be terminated at anytime by the Company. In the quarterly period ended March 31, 2006, funds received from the DRP totaled $9.5 million, all of which were utilized to honor redemption requests.

12. CNL Hospitality Corp. Merger and Other Matters:

Original Merger Agreement

In April 2004, the Company entered into a merger agreement with, among others, CHC, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of CHC into a wholly-owned subsidiary of the Company (the “Original Merger”) and was approved by the Company’s stockholders at its 2004 Annual Meeting of Stockholders. Completion of the Original Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Original Merger Agreement, either party may have terminated the Original Merger Agreement, although neither party did so. The Original Merger Agreement provided that during the period from the execution of the Original Merger Agreement, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, CHC would earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Original Merger Agreement, CHC was not entitled to receive any other fees from the Company to which it otherwise would have been entitled under the Advisory Agreement.

Amended and Restated Merger Agreement

On April 3, 2006, the Company entered into an amended and restated agreement and plan of merger with CHC, CREG, Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of CHC identified therein, CNL Hotels & Resorts Acquisition, LLC (“Acquisition Sub”), CNL Hospitality Properties Acquisition Corp., and CFG (the “Amended Merger Agreement”). The Company’s Board of Directors approved the Amended Merger Agreement after receiving the recommendation of a special committee comprised of three of its independent directors. Pursuant to the Amended Merger Agreement, CHC will merge with and into Acquisition Sub, all of the membership interests of which are owned by us (the “Amended Merger”), and the separate corporate existence of CHC will cease. The Amended Merger Agreement amends and restates the Original Merger Agreement.

Upon the closing of the Amended Merger (the “Closing”), all of the outstanding shares of capital stock of CHC (the “CHC Shares”) will be converted into the right to receive 3.6 million of the Company’s shares of common stock, which total number of shares was calculated by dividing $72.0 million by the Per Share Price (as defined in the Amended Merger Agreement), and the CHC Shares shall thereupon cease to be outstanding and shall be canceled, retired and cease to exist. In addition, at the Closing, (i) if the closing date is on or before June 30, 2006, the Company will assume and repay a note issued by CHC to Five Arrows, which as of March 31, 2006 had an outstanding principal balance of approximately $7.9 million (the “Five Arrows Note”), or (ii) if the closing date is after June 30, 2006, the Company will assume and repay a loan in the principal amount of $7.625 million, to be made by CREG or its affiliate to CHC, solely to enable CHC to pay the final principal installment under the Five Arrows Note due on June 30, 2006. Upon consummation of the Amended Merger, the surviving company, as the successor to CHC, will be a wholly-owned subsidiary of the Company, and CHC’s officers and other employees will become the Company’s employees. If the Amended Merger is consummated, the Advisory Agreement between the Company and CHC will be terminated and the Company will become self-advised.

The Company and CHC, among others, have made representations, warranties and covenants in the Amended Merger Agreement. Consummation of the Amended Merger is subject to a number of closing conditions, including, among others, (i) approval of the Amended Merger by the Company’s stockholders, (ii) the approval by the Company’s stockholders, and the filing of certain amendments to the Company’s charter, (iii) receipt of certain consents and approvals, and (iv) receipt of certain legal opinions from counsel to the Company and CHC. The Amended Merger Agreement may be terminated at any time prior to the effective time of the Amended Merger, including before or after approval of the Amended Merger and the Amended Merger Agreement by the Company’s stockholders, by mutual consent of the Company and CHC or by the Company or CHC, in certain circumstances. The Amended Merger Agreement also may be terminated after December 31, 2006 if the Amended Merger shall not have been consummated by such date.

Certain of the Company’s Officers and Directors and their respective affiliates collectively own, directly or indirectly, an aggregate of 90% of the outstanding capital stock of CHC and will receive, directly or indirectly, an aggregate of 3.24 million of the Company’s common shares in the Amended Merger. Mr. Seneff, Jr., jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, the owner of approximately 53.6% of the outstanding shares of common stock of CHC. Mr. Seneff also directly owns an additional approximately 7.5% of the outstanding shares of common stock of CHC. As a result of his direct and indirect holdings in CHC, Mr. Seneff will be entitled to receive approximately 2.2 million shares of the Company’s common stock in the Amended Merger. In addition, Mr. Bourne owns directly approximately 13.34% of the outstanding shares of common stock of CHC, which shares will entitle Mr. Bourne to receive approximately 480,240 shares of the Company’s common stock in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Verbaas, and Bloom, Officers of the Company and of CHC, own an aggregate of approximately 15.6% of the outstanding shares of common stock of CHC, which, in connection with the Amended Merger, will entitle them to receive an aggregate of approximately 559,440 shares of the Company’s common stock. As of the date of this filing, CHC owns 10,000 common shares of the Company, and a company owned and controlled by Messrs. Seneff and Bourne owns 12,500 common shares of the Company. As part of the closing of the Amended Merger, the Company will enter into a registration rights agreement with the stockholders of CHC, which will require the Company to register, in certain instances, its common shares that CHC’s stockholders received in the Amended Merger.

On March 30, 2006, the Company and CHC entered into the 2006 Renewal with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006. For additional information see “Note 7. Related Party Transactions.”

Employment Agreements

On April 3, 2006, the Company entered into employment agreements with the following Officers of CHC: Messrs. Hutchison; Griswold; Strickland; and Bloom (the “Employment Agreements”). Previously, each individual was employed by the CHC and no one other than Mr. Griswold had any written employment agreement with CHC. While the Employment Agreements provide for annual salaries substantially the same as such individuals are currently paid by CHC, the Employment Agreements contain other benefits that may differ from existing employment arrangements. In particular, the Employment Agreements provide that each such individual will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Further, such Officers own an aggregate of approximately 15 percent of the outstanding shares of CHC Common Stock which, in connection with the Amended Merger, will entitle them to receive an aggregate of approximately 540,000 of our common shares. Each such executive will also receive certain stock units that will vest in four equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009 if he remains in service with the Company. In addition, each such executive will be granted certain stock units, which shall be subject to vesting based on the achievement of certain performance criteria. Each of such persons are currently Officers of the Company and each has agreed to continue to serve as an officer of the Company, effective as of the Effective Time (as defined in the Amended Merger Agreement) of the Amended Merger. These agreements will become effective only if the Amended Merger is consummated.

Each of the Employment Agreements includes covenants protecting the Company’s confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Company and the Officer.

For additional disclosure regarding the employment agreements reference is made to "Item 13. Certain Relationships and Related Transactions - Employment Agreements," which was included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, and incorporated herein by reference.

13. Subsequent Events:
On April 21, 2006, the Company amended Article VII, Section 7.1 of its Charter increasing the total number of shares of capital stock which the Company is authorized to issue to 3.675 billion (3,675,000,000) shares, consisting of 3 billion common shares, $0.01 par value per share (as described in Section 7.2(b) of the Charter), 75 million preferred shares, $0.01 par value per share (as described in Section 7.3 of the Charter) and 600 million excess shares, $0.01  par value per share (as described in Section 7.7 of the Charter) (the “Excess Shares”).  Of the 600 million Excess Shares, 585 million are issuable in exchange for common shares and 15 million are issuable in exchange for preferred shares.

On April 3, 2006, a consolidated partnership in which the Company owns a 70 percent interest (the “Hilton 1 Partnership”) obtained a $120 million loan (the “Hilton 1 Loan”) from The Prudential Insurance Company of America (“Prudential”).  The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR.

Approximately $96.5 million of the loan proceeds were used to refinance the existing debt of the Hilton 1 Partnership and to pay costs associated with the Hilton 1 Loan. The Hilton 1 Partnership distributed the remaining proceeds to the Company as a return of capital.

The Hilton 1 Loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25-year amortization through maturity, with a balloon payment for the remaining balance due on April 1, 2011. The Hilton 1 Loan is collateralized by the four Properties and contains restrictive covenants, as set forth in the Hilton 1 Loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Hilton 1 Loan also contains customary default provisions.

On April 3, 2006, a subsidiary of the Company entered into separate Purchase and Sale Agreements (the “Purchase Agreements”) with each of DRR Ltd. and MHS to purchase DRR Ltd.’s 45.84% membership interest (the “DRR Ltd. Purchase Agreement”) and MHS’ 10.16% membership interest (the “MHS Purchase Agreement”) (collectively, the “Transactions”) in DRR LLC, which owns the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). The Company currently owns the remaining 44% membership interest in DRR LLC.

Under the Purchase Agreements, the Company has agreed to pay DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus closing price adjustments relating to working capital and cash flow of the DRR Resort before closing (the “Total Payment”). In the event the Company was unable to obtain certain required consents from, among others, certain lenders and, in the case of the DRR Ltd. Purchase Agreement, the manager of the DRR Resort, within fifteen days after the date of the Purchase Agreements, the Company had the option of terminating the Purchase Agreements (and MHS had the option of terminating the MHS Purchase Agreement), or proceeding with the Transactions by depositing an aggregate of $488,000 with an escrow agent (the “Deposits”). No party exercised its right to terminate the Purchase Agreements and the Company lodged the Deposits as required by the Purchase Agreements. If the closing of the Transactions occurs, the Deposits will be applied against the Total Payment. The Deposits were made on April 20, 2006.

The consummation of the Transactions is conditioned on the simultaneous closing of the Purchase Agreements and customary closing conditions. The closing of the DRR Ltd. Purchase Agreement also is conditioned upon the approval by the equity holders of DRR Ltd. and the receipt by DRR Ltd. of a fairness opinion, to the effect that the Closing Payment (as defined in the DRR Ltd. Purchase Agreement) is fair from a financial point of view to DRR Ltd., both of which had been received as of the date of  this filing. The closing of the MHS Purchase Agreement is also conditioned upon receipt from DRR LLC’s existing lenders of releases of MHS from liability under certain guaranties and indemnities (which condition may be waived by MHS, in which event Purchaser shall indemnify MHS against liability under such guaranties and indemnities). The Purchase Agreements contemplate the closing of the Transactions to occur within ninety days after the date of the Purchase Agreements, unless extended. There can be no assurance that the conditions to closing the Transactions will be met, or if met, that the closing of the Transactions will occur.

On April 3, 2006, the Company entered into the Amended Merger Agreement. For additional information see “Note 12. CNL Hospitality Corp. Merger and Other Matters.”

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in an estimated net gain of approximately $4 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by the Company to an affiliate of The Blackstone Group. The Company intends to use the net proceeds from the sale primarily to consummate the Transactions related to the acquisition of the DRR Resort and for other general corporate purposes.

In April 2006, the Compensation Committee approved a modification of the stock compensation paid to the Independent Directors whereby 500 shares will be granted to each Independent Director per quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Comparability of these unaudited condensed consolidated financial statements is impacted by the disposition of hotel and resort properties during the first three months of fiscal 2005 and the acquisition or disposition of hotel and resort properties during the first three months of fiscal 2006.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the ability to sustain or pay distributions, the expected closing of certain transactions, including, but not limited to, the Amended Merger (as defined below), expectations of short-term and long-term liquidity requirements and needs, future stock redemptions, stock issuances under the Distribution Reinvestment Plan (“DRP”), the distribution of loan proceeds, application of deposits, settlement of the Class Action Lawsuit, including the scheduling of the final fairness hearing, the future impact of Hurricane Katrina and other statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from the Company's expectations, or those described in the forward-looking statements, include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks and the occurrence or perceived likelihood of the occurrence of certain contagious diseases or pandemics such as “SARS” or “Bird Flu”, that could affect occupancy rates at our hotel and resort properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements; failure of closing conditions to be satisfied and/or secure certain third-party consents in connection with certain transactions; a change in our planned use of proceeds; changes in the post-closing closing adjustments, pro-rations and costs in connection with our recently completed dispositions and acquisitions; changes in the structure of pending transactions; the outcome of certain litigation; negotiations with CNL Hospitality Corp. (“CHC”); whether a merger with the CHC is consummated; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to continue to negotiate third-party management agreements; changes in interest rates and financial and capital markets; legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; changes in our business or strategic objectives; stockholders electing to participate in the DRP; requirements relating to the offering of equity securities and such other risk factors as may be discussed in our latest Annual Report on Form 10-K and other reports on file or subsequently filed with the Securities Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

One of the ways in which Smith Travel Research (“STR”), a leading lodging industry information and data provider, categorizes hotels is by chain scale classifications based primarily on the actual and system-wide average room rates of the major hotel chains, with independent hotels calculated as a separate category. These chain scale classifications are as follows: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independents. Throughout this section, we use the STR chain scale classification categorization of hotels when describing our properties and the lodging industry as a whole, except that we do not distinguish between midscale hotels with and without food and beverage.

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. As of March 31, 2006, our portfolio included ownership interests in 94 hotels and resorts (“Properties”) in 30 states, the District of Columbia and Canada, comprising approximately 26,000 rooms, and is diversified by geography and brand affiliation. As of March 31, 2006, we owned 21 of our Properties through interests in 9 partnerships with various third parties. We currently lease 88 Properties to taxable REIT subsidiary (“TRS”) entities (including TRS entities owned through partnerships), with management performed by third-party management companies, and we lease six Properties to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 21 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands. We own some of the country’s most distinctive luxury resorts, including the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, and the Arizona Biltmore Resort & Spa, each designated as a Waldorf=Astoria Collection property. In early 2006, we acquired the Grande Lakes Orlando resort, which includes a Ritz-Carlton and a JW Marriott. In addition to our luxury properties, we own interests in a number of upper upscale hotels in significant urban markets, such as Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle and Baltimore, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Strategy

Our strategy is to own, and develop primarily luxury and upper upscale hotels and resorts. We intend to continue to selectively acquire luxury and upper upscale assets which we believe offer high value potential and in doing so we may recycle our invested capital through opportunistic property sales. We focus on the luxury and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We also believe these types of hotels and resorts currently offer better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management-intensive nature of luxury and upper upscale hotels and resorts provides our experienced asset management team with the opportunity to enhance value and maximize operating results at our Properties by monitoring performance and suggesting practical and creative strategies for creating greater revenue flow and controlling expenses to our third-party management companies.

On April 3, 2006, we entered into an amended and restated agreement and plan of merger with our advisor, CNL Hospitality Corp. (the “Amended Merger”) (For additional information on the Amended Merger see the section under “Commitments and Contingencies. CNL Hospitality Corp. Merger and Other Matters.”). We believe the proposed merger with our advisor, to become an integrated self-administered REIT, will better position us for future growth. We believe that the internalization of the Advisor and continued stabilization of our portfolio will enhance our ability to successfully complete a listing of our shares on a national exchange or over-the-counter market (a ‘Listing’). Since the determination as to the appropriate time to proceed with a Listing is primarily driven by market demand and conditions, it is our intent to position ourselves to respond to market conditions. We may undertake an underwritten offering and/or a Listing at any time after consummation of the Amended Merger. It is our present intention to complete a Listing prior to December 31, 2007.

Results of Operations

Factors Affecting Comparability

There are certain factors, primarily due to the following events, that may affect the comparability of our results of operations for the three months ended March 31, 2006, as applicable, to the three months ended March 31, 2005, and to future quarters and of our financial position as of March 31, 2006 relative to December 31, 2005.

On June 17, 2005, we completed the sale of 30 non-strategic Properties, to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million. Comparability will be affected by the sale of these Properties. Accordingly, results for the three months ended March 31, 2006, may not be comparable to prior year results for the same period.

On September 1, 2005, we completed the sale of the five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (the “Pyramid Sale”), for total gross proceeds of $109 million, resulting in a net gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses. Comparability will be affected by the sale of these Properties. Accordingly, results for the three months ended March 31, 2006, may not be comparable to prior year results for the same period.

On November 7, 2005, WB Resort Partners, a partnership in which we hold a 49 percent interest, completed the sale of the Waikiki Beach Marriott Resort to an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which is an affiliate of Goldman Sachs (the “WBR Sale”), for a purchase price of $279 million, subject to closing proration adjustments as provided in the sale agreement. Accordingly, results for the three months ended March 31, 2006, may not be comparable to prior year results for the same period.

On January 9, 2006, we, through certain of our affiliates, completed the sale of the Hotel del Coronado (the “Del Sale”). The Property was sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, net proceeds to us were approximately $167 million with a net gain of approximately $133.7 million. The Del Sale was completed pursuant to the terms of the Purchase and Sale Agreement, dated October 31, 2005, between certain of our affiliates and the Purchaser. Comparability will be affected by the sale of our interest in this partnership. Accordingly, results for the three months ended March 31, 2006 may not be indicative of results in future quarters.

On January 9, 2006, we obtained a new $1.525 billion loan (the “New CMBS Loan”) from an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off our prior $1.5 billion CMBS loan (the “Prior CMBS Loan”) which had an initial maturity of September 1, 2007. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing of the New CMBS Loan. In addition, in connection with paying off the Prior CMBS Loan we wrote off $20.9 million of unamortized loan costs. Accordingly, results for the three months ended March 31, 2006 may not be indicative of results in future quarters.

On February 24, 2006, we completed the acquisition of the Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “GL Resort”) (the “GL Purchase”). The GL Resort was acquired from THI III GL Investments L.L.C. for a purchase price of approximately $753 million. The GL Purchase was completed pursuant to the terms of the Purchase and Sale Agreement, dated December 28, 2005 (as amended on December 30, 2005). Comparability will be affected by the acquisition of the Resort. Accordingly, results for the three months ended March 31, 2006 may not be indicative of results in future quarters.

In addition to the transactions referenced above, the comparability of our results is impacted generally by seasonality for reasons which include, but are not limited to, the dates upon which certain holidays occur, the seasonal weather, for example in desert locations, or the impact of the occurrence of weather related events.

Comparison of results of operations for continuing operations for the three months ended March 31, 2006 to the three months ended March 31, 2005 are as follows:

	Three Months Ended March 31,
	2006	2005	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$234,168	$205,515	$28,653	13.9%
Food and beverage	108,504	96,133	12,371	12.9
Other hotel and resort operating departments	59,675	56,690	2,985	5.3
Hotel and resort revenues	$402,347	$358,338	$44,009	12.3%
Hotel and resort expenses	271,322	240,683	30,639	12.7
Gross margin	$131,025	$117,655	$13,370	11.4%
Gross margin percentage	32.6%	32.8%	(0.2) ppt	(0.6)%

Other revenues
Rental income from operating leases	$3,217	$3,184	$33	1.0%
Other income	415	376	39	10.4
Other income (expenses)
Interest income	$1,722	$515	$1,207	234.4%
Interest and loan cost amortization	(49,206)	(44,645)	4,561	10.2
Transaction costs	(2,382)	―	2,382	n/a
General and administrative	6,195	4,490	1,705	38.0
State and local taxes	2,084	2,027	57	2.8
Asset mgmt. fees to related party	6,516	7,366	(850)	(11.5)
Loss on extinguishment of debt	(29,132)	―	29,132	n/a
Depreciation and amortization	50,432	44,848	5,584	12.5

Hotel and Resort Revenues

As of March 31, 2006 and 2005, we owned interests in 86 and 82 consolidated operating Properties leased to our taxable REIT subsidiary (“TRS”) entities, respectively, excluding one Property sold during the first quarter of 2006, and 38 Properties sold during 2005. Hotel and resort revenues, including room, food and beverage and other operating departments for the three months ended March 31, 2006, were $402.3 million, as compared to $358.3 million for the same period in 2005, an increase of $44.0 million or 12.3 percent. The increase was due to year-over-year improvements at our existing Properties, net of Properties sold, driven by increases in room rates and hotel occupancy levels as well as food and beverage revenues.

Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the three months ended March 31, 2006, as compared to the same period in 2005, decreased slightly to 32.6 percent as compared to 32.8 percent. The relatively flat gross margin as a percentage of revenue was due to the growth in hotel and resort revenues being offset by increases in expenses related primarily to property operations, including utilities, insurance costs, and management fees, including incentive management fees paid to our third-party management companies.

Other Revenues

For the three months ended March 31, 2006 and 2005, revenues generated from rental income from operating leases remained comparable at $3.2 million.

During the three months ended March 31, 2006 and 2005, other income remained comparable at $0.4 million.

Hotel and Resort Expenses

	Three Months Ended March 31,
	2006	2006 % of Hotel and Resort Revenue	2005	2005 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$50,287	12.5%	$46,386	12.9%
Food and beverage	69,104	17.2	61,978	17.3
Other hotel and resort operating departments	33,208	8.2	31,124	8.7
Property operations	67,324	16.7	57,647	16.1
Repairs and maintenance	15,098	3.8	13,199	3.7
Hotel and resort management fees	14,266	3.5	10,510	2.9
Sales and marketing	22,035	5.5	19,839	5.6
Total hotel and resort expenses	$271,322	67.4%	$240,683	67.2%

During the three months ended March 31, 2006, hotel and resort expenses increased by $30.6 million or 12.7 percent to $271.3 million, as compared to hotel and resort expenses of $240.7 million for the three months ended March 31, 2005. As a percentage of hotel and resort revenues, year-over-year results remained comparable.

Other Income and Expenses

Interest income increased 234.4% to $1.7 million for the three months ended March 31, 2006 from $0.5 million for the same prior year period. The increase was primarily due to an increase in the average cash invested during the current year period as compared to the prior year period.

Interest expense and loan cost amortization increased to $49.2 million for the three months ended March 31, 2006 from $44.6 million for the same prior year period. The increase was primarily due to increased borrowings related to the GL Purchase and approximately $0.7 million of interest expense recorded in connection with the contingent liability relating to the class action litigation. For additional information see the section under “Commitments and Contingencies.”

Depreciation and amortization expense increased $5.6 million during the three months ended March 31, 2006, as compared to the same prior year period due to the increase in depreciable assets in connection with the GL Purchase offset by the assets sold in the Del Sale.

Asset management fees, reflecting the component of the Payment Agreement attributed to Asset Management Fees and treated as a prepaid asset as of December 31, 2005, decreased $0.9 million during the three months ended March 31, 2006, as compared to the same prior year period.

State and local taxes increased $0.1 million for the three months ended March 31, 2006, as compared to the same prior year period.

During the three months ended March 31, 2006 and 2005, we did not record any credit enhancement funding expense reductions; however, we did record base management fee waivers of $0.2 million and $0.1 million, respectively. These credit enhancements in the form of guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of March 31, 2006, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, and the markets and/or performance of certain of our Properties do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of March 31, 2006, we had a total of $81.2 million available for funding under our remaining credit enhancements ($7.8 million of which relates to our unconsolidated entities). There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.

During the three months ended March 31, 2006, general and administrative expenses increased to $6.2 million, as compared to $4.5 million for the same period in 2005, an increase of $1.7 million or 38.0 percent. The increase was primarily due to increased legal costs incurred in connection with the Class Action Lawsuit. For additional information on the Class Action Lawsuit, please see the section under “Commitments and Contingencies.” As a percentage of total revenues, general and administrative expense was 1.5 percent and 1.2 percent for the three months ended March 31, 2006 and 2005, respectively.

Transaction Costs

During the three months ended March 31, 2006, we wrote off transaction costs of $2.4 million related to the proposed merger between us and CHC.

Extinguishment of Debt

During the three months ended March 31, 2006, we recorded a $29.1 million loss on extinguishment of debt as a result of the write off of $20.9 million in unamortized loan costs and $8.2 million of prepayment penalties incurred in connection with the refinancing of our $1.5 billion CMBS loan.

Equity in Earnings (Losses) of Unconsolidated Entities

Equity in earnings (losses) from unconsolidated entities increased to $1.2 million of income from a loss of $0.5 million for the three months ended March 31, 2006. Generally, the operating results in the three months ended March 31, 2006 of our two unconsolidated entities that each own a Property have improved versus the same period in 2005 due to gains in market share and as a result of the overall improvement in the lodging industry. The results in the three months ended March 31, 2006 do not include WB Resort Partners, LP because the entity sold all of its interest in the Waikiki Beach Marriott Resort in November 2005.

The following presents our changes in losses from unconsolidated entities for the three months ended March 31, 2006 and 2005 (in thousands):

Entity	2006	2005	Increase (decrease) in earnings
WB Resort Partners, LP	$--	$(1,047)	$1,047
Desert Ridge Resort Partners, LLC	1,655	1,099	556
CY-SF Hotel Parent, LP	(426)	(555)	129
Other Joint Ventures	17	11	6
Total	$1,246	$(492)	$1,738

Minority Interests

Minority interests in income of consolidated partnerships for the three months ended March 31, 2006 were $2.7 million, as compared to $2.4 million for the three months ended March 31, 2005. The changes are primarily due to fluctuations in the net income of certain consolidated partnerships.

Income Taxes

We recorded income tax benefit from continuing operations of $0.4 million and income tax expense of $1.2 million during the three months ended March 31, 2006 and 2005, respectively, and income tax expense of $0.9 million and income tax benefit of $0.8 million from discontinued operations during the three months ended March 31, 2006 and 2005, respectively, as a result of the TRS operations of certain of our Properties. The expense recorded in continuing and discontinued operations for the three months ended March 31, 2006, were due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Discontinued Operations

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. The results of operations for this Property have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005.

In addition, the results of operations for the 38 Properties we sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$2,426	$66,983
Expenses	(1,878)	(57,701)
Interest and loan cost amortization	(583)	(12,251)
Income from discontinued operations	(35)	(2,969)
Gain on sale of assets	133,719	470
Gain on hedge termination	945	--
Loss on extinguishment of debt	(4,296)	(4,206)
Minority interest	1,014	661
Income tax (expense) benefit	(934)	781
	$130,413	$(5,263)

Earnings Per Share

Earnings per share for the three months ended March 31, 2006 increased $0.72 from earnings per share of $0.06 for the three months ended March 31, 2005 to earnings per share of $0.78. The increase was primarily due to a gain of approximately $133.7 million from sale Del Sale, which increased earnings per share by $0.87, offset by a loss on extinguishment of debt of $29.1 million, incurred in connection with the refinancing of our CMBS loan, which reduced earnings per share by $0.19 per share.

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

The following is a reconciliation of net income to FFO and FFO per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2006 (1)	2005 (2)
Net income	$119,764	$8,966
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	2,138	3,548
Effect of depreciation of real estate assets of minority interests	(2,556)	(3,153)
Depreciation and amortization of real estate assets	48,144	50,645
Gain on sale of real estate assets	(133,719)	(660)
Funds from operations	$33,771	$59,346
Weighted average shares (basic and diluted)	152,883	152,913
FFO per share (basic and diluted)	$0.22	$0.39

_______________________
(1)
Results of operations for the three months ended March 31, 2006 do not include $3.5 million in net membership cash flows and include $29.1 million of loss on extinguishment of debt and $2.4 million of transaction costs. For additional information regarding transaction costs see “Results of Operations - Transaction Costs.”

(2)	Results of operations for the three months ended March 31, 2005 do not include $3.8 million in net membership cash flows and include $4.2 million of loss on extinguishment of debt.

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

The following is a reconciliation of (loss) income from continuing operations to EBITDA, as defined above, for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2006 (1)	2005 (2)
(Loss) income from continuing operations	$(10,649)	$14,229
Adjustments:
Interest and loan cost amortization	49,206	44,645
Income tax (benefit) expense	(404)	1,210
Depreciation and amortization	50,432	44,848
EBITDA	$88,585	$104,932

_______________________
(1)
Results of operations for the three months ended March 31, 2006 do not include $3.5 million in net membership cash flows and include $29.1 million of loss on extinguishment of debt and $2.4 million of transaction costs. For additional information regarding transaction costs see “Results of Operations - Transaction Costs.”

(2)	Results of operations for the three months ended March 31, 2005 do not include $3.8 million in net membership cash flows and include $4.2 million of loss on extinguishment of debt.

Hotel and Resort Operating Data

The following table presents, by industry classification, our portfolio of 94 Properties and associated inventory of rooms as of March 31, 2006:

Industry Classification	Properties	Rooms
Luxury and Upper Upscale	35	15,590
Upscale	33	6,289
Midscale	26	3,845
Total	94	25,724

During the three months ended March 31, 2006, a significant portion of our hotel and resort revenues were earned from Properties managed by two third-party managers: Marriott International, Inc., and subsidiaries, and Hilton Hotels Corporation and subsidiaries. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of either of these management companies could significantly impact our results of operations.

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

The following tables present information related to our Properties by chain scale classification for the three months ended March 31, 2006.

Unaudited Property Operating Data—All Properties

For the Three Months Ended March 31, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated
Luxury and Upper Upscale	34	73.1%	$196.68	$143.87
Upscale	27	75.2	113.48	85.31
Midscale	25	71.8	89.07	63.97
Total Consolidated	86	73.3%	$161.18	$118.21
Unconsolidated	2	77.1	234.79	181.01
Subtotal	88	73.5%	$165.39	$121.64
Triple Net Lease(1)	6	66.3	121.93	80.78
Total	94	73.2%	$163.48	$119.66

________________________________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following table presents information related to our Comparable Properties, excluding the Hyatt Regency Montreal and JW Marriott New Orleans. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 90 Properties comparable for the three months ended March 31, 2006.

Unaudited Property Operating Data—Comparable Properties

For the Three Months Ended March 31, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated
Luxury and Upper Upscale	30	75.0%	1.0	$197.07	9.0%	$147.77	10.5%
Upscale	27	75.2	1.1	113.48	10.5	85.31	12.2
Midscale	25	71.8	3.0	89.07	7.9	63.97	12.6
Total Consolidated	82	74.4%	1.4	$159.26	8.9%	$118.57	11.0%
Unconsolidated	2	77.1	(1.7)	234.79	5.0	181.01	2.7
Subtotal	84	74.6%	1.2	$163.83	8.4%	$122.22	10.2%
Triple Net Lease(1)	6	66.3	(3.6)	121.93	9.0	80.78	3.3
Total	90	74.2%	1.0	$161.89	8.5%	$120.07	10.0%

______________________________________________
(1)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the three months ended March 31, 2006, RevPAR for our 84 Comparable Properties which were leased to TRSs (including two owned through unconsolidated TRSs) was $122.22, representing an increase of 10.2 percent, as compared to the same period in 2005. This was a result of an 8.4 percent increase in ADR to $163.83 and a 1.2 percentage point increase in occupancy to 74.6 percent.

Total comparable luxury and upper upscale Properties reported a RevPAR increase of 10.5 percent resulting from a 1.0 percentage point increase in occupancy to 75.0 percent and a 9.0 percent increase in ADR to $197.07. A total of 27 of the 30 luxury and upper upscale Properties reported year over year RevPAR increases, including 20 of which had increases of greater than ten percent while three of these Properties reported decreases in RevPAR of 4.5 percent, 16.1 percent and 23.0 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.2 percent resulting from a 1.1 percentage point increase in occupancy to 75.2 percent and a 10.5 percent increase in ADR to $113.48. A total of 25 of the 27 Properties in the upscale chain segment reported RevPAR increases, including 18 of which had increases of greater than ten percent, while two of these Properties reported decreases in RevPAR of 0.7 percent and 22.5 percent.

Total comparable midscale Properties reported a RevPAR increase of 12.6 percent resulting from a 3.0 percentage point increase in occupancy to 71.8 percent and a 7.9 percent increase in ADR to $89.07. A total of 23 of the 25 midscale Properties reported year over year RevPAR increases, including 17 of which had increases of greater than ten percent while two of these Properties reported decreases of 1.6 percent and 2.0 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of March 31, 2006. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting periods and excludes JW Marriott New Orleans, Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For the three months ended March 31, 2006, we consider 92 Properties to be Adjusted Comparable Properties.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Three Months Ended March 31, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated
Luxury Resort and Upper Upscale	32	73.8%	(0.6)	$205.12	8.0%	$151.30	7.1%
Upscale	27	75.2	1.1	113.48	10.5	85.31	12.2
Midscale	25	71.8	3.0	89.07	7.9	63.97	12.6
Total Consolidated	84	73.7%	0.4	$166.48	7.7%	$122.74	8.3%
Unconsolidated	2	77.1	(1.7)	234.79	5.0	181.01	2.7
Subtotal	86	73.9%	0.3	$170.38	7.4%	$125.93	7.8%
Triple Net Lease(1)	6	66.3	(3.6)	121.93	9.0	80.78	3.3
Total	92	73.5%	0.1	$168.26	7.6%	$123.73	7.6%

___________________________________
(1) Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Liquidity and Capital Resources

During the three months ended March 31, 2006, our principal sources of liquidity were cash flows from operating activities, net proceeds from the disposition of Properties, short-term and long-term borrowings, including credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status. Our sources of cash have also included proceeds from the sale of common stock under the terms of our Amended and Restated Distribution Reinvestment Plan (the “DRP”). However, such proceeds during 2006 have been fully utilized to fulfill redemption requests made by our stockholders pursuant to our Amended and Restated Redemption Plan (the “Redemption Plan”). Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our stockholders, is dependent on the proceeds we receive from the DRP. In the quarters ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the level of redemption requests currently outstanding, we do not anticipate that proceeds from the DRP will provide an incremental source of cash for the year ended December 31, 2006. In addition, we may terminate the DRP at anytime.

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

Common Stock Offerings and Debt Financing

During the three months ended March 31, 2006, we raised $9.5 million in proceeds from the sale of common stock under the terms of our DRP. Substantially all of the proceeds from the sale of these shares were used to redeem shares under our Redemption Plan.

In conjunction with our strategy to effectively manage our corporate capital structure, we have both reduced and favorably-refinanced existing indebtedness, as well as obtained new financing to enhance liquidity.

On January 9, 2006, wholly-owned subsidiaries of ours (the “CMBS Borrowers”) obtained a new $1.525 billion loan (the “New CMBS Loan”) from German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the CMBS Borrowers’ previous $1.5 billion CMBS loan (the “Prior CMBS Loan”) which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing of the New CMBS Loan. In connection with paying off the Prior CMBS Loan the CMBS Borrowers wrote off $20.9 million of unamortized loan costs.

The New CMBS Loan is collateralized by the following Properties - Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points (one-month LIBOR was equal to 4.83 percent as of March 31, 2006) on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Prior CMBS Loan agreement, including ones which requires the CMBS Borrower(s) to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions.

Pursuant to the New CMBS Loan agreement, the CMBS Borrowers entered into a two-year interest rate protection agreement, for a cash payment of $2.3 million, which caps one-month LIBOR at 4.75 percent on the $525 million floating rate portion of the New CMBS Loan. In connection with paying off the Prior CMBS Loan, the CMBS Borrowers terminated the interest rate protection agreements applicable to that loan. Payments of interest only are due monthly on the New CMBS Loan with the entire principal balance due on the anticipated maturity date of February 1, 2011.

In conjunction with the GL Purchase, which was completed on February 24, 2006 (as described herein), a wholly-owned subsidiary of ours (the “GL Borrower”) obtained a new $570 million loan (the “GL Loan”) from an affiliate of Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the GL Resort. The GL Loan is collateralized by the two Resort Properties - the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.

The GL Loan agreement contains restrictive covenants similar to those in our New CMBS Loan agreements (as defined herein), including ones which require the GL Borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Loan has customary default and acceleration provisions.

Pursuant to the GL Loan agreement, the GL Borrower entered into a two-year interest rate protection agreement, for a cash payment of $1.2 million, which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Loan.

Certain of our loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. The Company was in compliance with these covenants as of March 31, 2006.

Membership Deposits

During the three months ended March 31, 2006, our cash flows and financial condition include the receipt of $3.5 million in deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our Properties. Membership deposits are recognized as a liability. Under our primary membership program, deposits generally become refundable upon:

•	Demand by the member after 30 years in the program;
•	The sale of the member’s home in the resort community when the home buyer purchases a new membership;
•	The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or
•	In case of a member’s death, a request for refund by the surviving spouse.

Under the “Four-for-One” program, a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit. However, our obligation to repurchase a membership and refund the deposit occurs only after we have sold four new memberships for each member who has requested a refund under this program. Certain of our Properties recently implemented a “One-for-One” program applicable in limited circumstances whereby a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit which we would be obligated to repurchase after we have sold one new membership.

Sale of Properties

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. As a result of the Del Sale and related transactions, net proceeds to the Company were approximately $167 million with net gain of approximately $133.7 million. A portion of the net proceeds from the Del Sale were used in connection with the acquisition of the 500-acre Grande Lakes Orlando resort on February 24, 2006.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses and other expenditures directly associated with our Properties and maintaining our status as a REIT, including:

•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;
•	Refunding membership deposits;
•	Existing development and/or renovation activities;
•
Payment of legal fees, settlement payments under the Stipulation (as defined and described in the section, “Commitments and Contingencies”) and other costs in connection with the Class Action Lawsuit and D&O insurance carriers litigation (see “Commitments and Contingencies”) and other proceedings, whether incurred in the ordinary course of business or otherwise;

•	Recurring repairs and maintenance expenditures required to maintain our Properties,
•	Acquisitions of Properties;
•	Asset management fees;
•	Payments on the Promissory Note (see “Additional Information - Related Party Transactions”); and
•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status.

We expect to meet our short-term liquidity needs through a combination of the following:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment; and
•	Proceeds from the sale of Properties.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our senior secured revolving credit facility (the “”Revolver”) limit the amount of distributions or repurchase of stock based on cash available for distribution as defined in the Revolver loan agreement. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to March 31, 2006. Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of March 31, 2006. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

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

During the remainder of 2006, we expect to spend $52.6 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $106.7 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from the sources listed above. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix. If our sources of short-term liquidity are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

We expect to meet our long-term liquidity needs through a combination of the following:

•	Sources described above with respect to our short-term liquidity;
•	Selective disposition of non-core assets or other assets, which, upon sale, generate net positive cash flow after debt repayments;
•	Selective sale or contribution of hotels or resorts to joint ventures, which have the net effect of generating additional capital; and
•	Issuance of additional equity and/or debt securities (other than in connection with the DRP).

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

As of March 31, 2006, approximately $126.9 million and $176.0 million in outstanding debt are due to mature in 2006 and 2007, respectively. We expect to repay this debt from the sources listed above.

Distributions

During the three months ended March 31, 2006 and 2005, we declared and paid distributions to our stockholders of $38.2 million and $53.5 million, respectively. As we began reporting in the third quarter of 2004, we anticipated that the distribution rate might be reduced to support our long-term financial goals. On June 16, 2005, our Board of Directors decided to lower the distribution rate based on its second quarter analysis of our distribution policy.

During the three months ended March 31, 2006, $1.1 million in cash flows from operating activities was generated by credit enhancement funding. Distributions during this period were paid from available cash, including, but not limited to, cash generated from operations and proceeds from asset dispositions.

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

Cash Flows

During the three months ended March 31, 2006 and 2005, we generated cash from operations of $70.8 million and $42.7 million, respectively. The increase in cash flows from operations is primarily due to positive changes in net operating assets as compared to the prior year quarter. Included in cash flows from operations is funding from credit enhancements totaling $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.

Cash flows used in investing activities for the three months ended March 31, 2006, was $609.2 million as compared to $48.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, use of cash was primarily driven by the GL Purchase, offset by the Del Sale.

Cash flows provided by financing activities during the three months ended March 31, 2006 was $559.7 million, as compared to cash used in used in financing activities of $25.9 million for the three months ended March 31, 2005. The increase was primarily due to $591.6 million in net proceeds from mortgage loans resulting from the GL Loan.

Commitments and Contingencies

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, us, CHC, certain affiliates of ours and of CHC, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to Note 19. “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006, for a description of and developments related to the Class Action Lawsuit, which is incorporated herein by reference. Since December 31, 2005, the following material developments have occurred with respect to the Class Action Lawsuit.

On February 6, 2006, we and the other defendants executed a non-binding Memorandum of Understanding (“MOU”), which sets forth the general terms of an agreement in principle for the settlement of the Class Action Lawsuit. The MOU assumed that a merger agreement would be executed in accordance with a term sheet, dated December 5, 2005. On March 13, 2006, plaintiffs’ counsel confirmed that they had completed the discovery that was conducted to verify the settlement was reasonable, and the parties informed the Court of the terms of the MOU and the parties’ intention for the settlement to be documented by a stipulation of settlement. On March 16, 2006, the terms of the MOU and the settlement were approved by the Special Litigation Committee of the Board, which is comprised of the three non-defendant members of the Board.

On April 3, 2006, after execution of the Amended Merger Agreement (as defined below), counsel for us, CHC, CNL Securities Corp. (“CSC”), and certain of our current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), consistent with the terms of the MOU, which sets forth the terms of an agreement for the settlement of the Class Action Lawsuit. Under the terms of the Stipulation, subject to Court approval, two settlement classes will be certified (i) a class of all persons who purchased or otherwise acquired the our securities issued or offered pursuant to or by means our registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, we and the other defendants have agreed to settle the Class Action Lawsuit.

Under the terms of the Stipulation, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel will seek a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by us into the settlement fund account, totaling approximately $8.75 million, plus expenses. The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, we and the other defendants who were our directors during the negotiation and execution of the Amended Merger Agreement, the Amended and Restated Renewal Agreement, and the Payment Agreement (the “New Agreements”) have acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, we also provided plaintiffs’ counsel with an opportunity to review and comment on its proxy statement relating to a special meeting of our stockholders and all related materials for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules, and regulations. In addition, as a part of the settlement of the Class Action Lawsuit, we will adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by us to our stockholders to approve an amendment to the Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel will seek a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we have agreed to pay as part of the settlement.

The Special Litigation Committee of the Board has determined that (i) the settlement is advisable and in our best interest and approved the settlement and implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors and under the Advisory Agreement, the Defendant Directors and CHC would be entitled to indemnification in connection with the Class Action Lawsuit and that we should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.

Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel have agreed to fully support stockholder approval of the Amended Merger and associated charter amendments as being fair and reasonable, and in the best interests of us and our stockholders.

By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit for the limited purpose of permitting notice to be mailed to the class of the proposed settlement and the fact that the Court will hold a hearing on July 26, 2006 to determine whether the proposed settlement should be considered by the Court as fair, reasonable and adequate, and to consider the fee and expense application of the Plaintiffs’ attorneys.

 We accrued $34.2 million as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005. During the quarter ended March 31, 2006, we recognized approximately $0.7 million in interest expense pertaining to the accrued liability.

On March 13, 2006, we filed a lawsuit against Twin City Fire Insurance Company, Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to us (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. Our D&O Action seeks, among other things, reimbursement of our costs incurred in connection with the Class Action Lawsuit, including defense costs and payments contemplated by the Stipulation, to the fullest extent of the Insurance Policies and as otherwise permitted by law. There can be no assurance that we will prevail in the D&O Action.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of our subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against us.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in our favor and remanded the matter back to the trial court.  While we continue to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006 we reached an agreement with Carmel Valley to settle all of its claims against us for a non-material amount.  In exchange for our payment, Carmel Valley will provide the Company with a full and complete release of all pending and possible claims related to this matter.

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

As of March 31, 2006, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, we expect to spend $52.6 million for renewal and replacement expenditures, which are expected to be funded from capital reserves that we currently has set aside for such purposes, and $106.7 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from operations and/or long-term borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of March 31, 2006, we were not able to redeem, pursuant to its Redemption Plan, all of the shares for which redemption requests were submitted during such quarter. As of  May 8, 2006, there was a total of approximately 7.9 million, or approximately $149.6 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the first quarter of 2006 and are now being held for redemption in future quarters. We redeem shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under its DRP. In the quarterly period ended March 31, 2006, funds received from the DRP totaled $9.5 million, all of which were utilized to honor redemption requests. The DRP may be terminated by us at anytime.

Commitments and Contingencies—CNL Hospitality Corp. Merger and Other Matters

Original Merger Agreement

In April 2004, we entered into a merger agreement with, among others, CHC, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of CHC into a wholly-owned subsidiary of ours (the “Original Merger”) and was approved by our at the 2004 Annual Meeting of Stockholders. Completion of the Original Merger was subject to the satisfaction or waiver, where permissible, of a number of conditions, some of which can no longer be fulfilled and would require waivers. Under the terms of the Original Merger Agreement, either party may have terminated the Original Merger Agreement, although neither party did so. The Original Merger Agreement provided that during the period from the execution of the Original Merger Agreement, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, CHC would earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by CHC or its subsidiaries in the ordinary course of business. Additionally, CHC would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. Under the Original Merger Agreement, CHC was not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement.

Amended and Restated Merger Agreement

On April 3, 2006, we entered into an amended and restated agreement and plan of merger with CHC, CREG, Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of CHC identified therein, CNL Hotels & Resorts Acquisition, LLC (“Acquisition Sub”), CNL Hospitality Properties Acquisition Corp., and CFG (the “Amended Merger Agreement”). Our Board of Directors approved the Amended Merger Agreement after receiving the recommendation of a special committee comprised of three of our independent directors. Pursuant to the Amended Merger Agreement, CHC will merge with and into Acquisition Sub, all of the membership interests of which are owned by us (the “Amended Merger”), and the separate corporate existence of CHC will cease. The Amended Merger Agreement amends and restates the Original Merger Agreement.

Upon the closing of the Amended Merger (the “Closing”), all of the outstanding shares of capital stock of CHC (the “CHC Shares”) will be converted into the right to receive 3.6 million of our shares of common stock, which total number of shares was calculated by dividing $72.0 million by the Per Share Price (as defined in the Amended Merger Agreement), and the CHC Shares shall thereupon cease to be outstanding and shall be canceled, retired and cease to exist. In addition, at the Closing, (i) if the closing date is on or before June 30, 2006, we will assume and repay a note issued by CHC to Five Arrows, which as of March 31, 2006 had an outstanding principal balance of approximately $7.9 million (the “Five Arrows Note”), or (ii) if the closing date is after June 30, 2006, we will assume and repay a loan in the principal amount of $7.625 million, to be made by CREG or its affiliate to CHC, solely to enable CHC to pay the final principal installment under the Five Arrows Note due on June 30, 2006. Upon consummation of the Amended Merger, the surviving company, as the successor to CHC, will be a wholly-owned subsidiary of ours, and CHC’s officers and other employees will become our employees. If the Amended Merger is consummated, the Advisory Agreement between us and CHC will be terminated and we will become self-advised.

We and CHC, among others, have made representations, warranties and covenants in the Amended Merger Agreement. Consummation of the Amended Merger is subject to a number of closing conditions, including, among others, (i) approval of the Amended Merger by our stockholders, (ii) the approval by our stockholders, and the filing of certain amendments to our charter, (iii) receipt of certain consents and approvals, and (iv) receipt of certain legal opinions from counsel to us and  CHC. The Amended Merger Agreement may be terminated at any time prior to the effective time of the Amended Merger, including before or after approval of the Amended Merger and the Amended Merger Agreement by ours stockholders, by mutual consent us and CHC or by the Company or CHC, in certain circumstances. The Amended Merger Agreement also may be terminated after December 31, 2006 if the Amended Merger shall not have been consummated by such date.

Certain of our Officers and Directors and their respective affiliates collectively own, directly or indirectly, an aggregate of 90% of the outstanding capital stock of CHC and will receive, directly or indirectly, an aggregate of 3.24 million of our common shares in the Amended Merger. Mr. Seneff, Jr., jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, the owner of approximately 53.6% of the outstanding shares of common stock of CHC. Mr. Seneff also directly owns an additional approximately 7.5% of the outstanding shares of common stock of CHC. As a result of his direct and indirect holdings in CHC, Mr. Seneff will be entitled to receive approximately 2.2 million shares of our common stock in the Amended Merger. In addition, Mr. Bourne owns directly approximately 13.34% of the outstanding shares of common stock of CHC, which shares will entitle Mr. Bourne to receive approximately 480,240 shares of our common stock in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Verbaas, and Bloom, Officers of ours and of CHC, own an aggregate of approximately 15.6% of the outstanding shares of common stock of CHC, which, in connection with the Amended Merger, will entitle them to receive an aggregate of approximately 559,440 shares of our common stock. As part of the closing of the Amended Merger, we will enter into a registration rights agreement with the stockholders of CHC, which will require us to register, in certain instances, its common shares that CHC’s stockholders received in the Amended Merger.

On March 30, 2006, we and CHC entered into the 2006 Renewal with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006. For additional information see the section "Related Party Transactions."
Employment Agreements

On April 3, 2006, we entered into employment agreements with the following Officers of CHC: Messrs. Hutchison; Griswold; Strickland; and Bloom (the “Employment Agreements”). Previously, each individual was employed by CHC and no one other than Mr. Griswold had any written employment agreement with CHC. While the Employment Agreements provide for annual salaries substantially the same as such individuals are currently paid by the CHC, the Employment Agreements contain other benefits that may differ from existing employment arrangements. In particular, the Employment Agreements provide that each such individual will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Further, such Officers own an aggregate of approximately 15 percent of the outstanding shares of CHC Common Stock which, in connection with the Amended Merger, will entitle them to receive an aggregate of approximately 540,000 of our common shares. Each such executive will also receive certain shares in the form of stock units that will vest in four equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009 if he remains in service with us. In addition, each such executive will be granted certain additional shares in the form of stock units, which shall be subject to vesting based on the achievement of certain performance criteria. Each of such persons are currently Officers of ours and each has agreed to continue to serve as an officer of ours, effective as of the Effective Time (as defined in the Amended Merger Agreement) of the Amended Merger. These agreements will become effective only if the Amended Merger is consummated.

Each of the Employment Agreements includes covenants protecting our confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreement resulted from an arms-length negotiation between us and the officer.

For additional disclosure regarding the employment agreements reference is made to "Item 13. Certain Relationships and Related Transactions - Employment Agreements, " which was included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, and incorporated herein by reference.

Events Subsequent to March 31, 2006

On April 21, 2006, we amended Article VII, Section 7.1 of our Charter increasing the total number of shares of capital stock which we are authorized to issue to 3.675 billion (3,675,000,000) shares, consisting of 3 billion common shares, $0.01 par value per share (as described in Section 7.2(b) of the Charter), 75 million preferred shares, $0.01 par value per share (as described in Section 7.3 of the Charter) and, 600 million of excess shares, $0.01  par value per share (as described in Section 7.7 of the Charter) (the “Excess Shares”).  Of the 600 million Excess Shares, 585 million are issuable in exchange for common shares and 15 million are issuable in exchange for preferred shares.

On April 3, 2006, a consolidated partnership in which we own a 70 percent interest (the “Hilton 1 Partnership”) obtained a new $120 million loan (the “Hilton 1 Loan”) from The Prudential Insurance Company of America (“Prudential”).  The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR.

Approximately $96.5 million of the loan proceeds were used to refinance the existing debt of the Hilton 1 Partnership and to pay costs associated with the Hilton 1 Loan. The remaining proceeds were distributed to us as a return of capital.

The Hilton 1 Loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25-year amortization through maturity, with a balloon payment for the remaining balance due on April 1, 2011. The Hilton 1 Loan is collateralized by the four Properties and contains restrictive covenants, as defined in the Hilton 1 Loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Hilton 1 Loan also contains customary default provisions.

On April 3, 2006, we entered into separate Purchase and Sale Agreements (the “Purchase Agreements”) with each of Desert Ridge Resort, Ltd. (“DRR Ltd.”) and Marriott Hotel Services, Inc. (“MHS”) to purchase DRR Ltd.’s 45.84% membership interest (the “DRR Ltd. Purchase Agreement”) and MHS’ 10.16% membership interest (the “MHS Purchase Agreement”) (collectively, the “Transactions”) in Desert Ridge Resort Partners, LLC (“DRR LLC”), which owns the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). We currently own the remaining 44% membership interest in DRR LLC.

Under the Purchase Agreements, we have agreed to pay DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus closing price adjustments relating to working capital and cash flow of the DRR Resort before closing (the “Total Payment”). In the event we are unable to obtain certain required consents from, among others, certain lenders and, in the case of the DRR Ltd. Purchase Agreement, the manager of the DRR Resort, within fifteen days after the date of the Purchase Agreements, we have the option of terminating the Purchase Agreements (and MHS had the option of terminating the MHS Purchase Agreement), or proceeding with the Transactions by depositing an aggregate of $488,000 with an escrow agent (the “Deposits”). No party exercised its right to terminate the Purchase Agreements and we lodged the Deposits as required by the Purchase Agreements. If the closing of the Transactions occurs, the Deposits will be applied against the Total Payment. The Deposits were made on April 20, 2006.

The consummation of the Transactions is conditioned on the simultaneous closing of the Purchase Agreements and customary closing conditions. The closing of the DRR Ltd. Purchase Agreement also is conditioned upon the approval by the equity holders of DRR Ltd. and the receipt by DRR Ltd. of a fairness opinion, to the effect that the Closing Payment (as defined in the DRR Ltd. Purchase Agreement) is fair from a financial point of view to DRR Ltd., both of which had been received as of the date of this filing.  The closing of the MHS Purchase Agreement is also conditioned upon receipt from DRR LLC’s existing lenders of releases of MHS from liability under certain guaranties and indemnities (which condition may be waived by MHS, in which event Purchaser shall indemnify MHS against liability under such guaranties and indemnities). The Purchase Agreements contemplate the closing of the Transactions to occur within ninety days after the date of the Purchase Agreements, unless extended. There can be no assurance that the conditions to closing the Transactions will be met, or if met, that the closing of the Transactions will occur.

On April 3, 2006, we entered into the Amended Merger Agreement with CHC. For additional information see “Commitments and Contingencies. CNL Hospitality Corp. Merger and Other Matters.”

On April 28, 2006, we completed the sale of our two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in an estimated net gain of approximately $4 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group. We intend to use the proceeds from the sale primarily to consummate the Transactions related to the acquisition of the DRR Resort and for other general corporate purposes.

In April 2006, the Compensation Committee approved a modification of the stock compensation paid to the Independent Directors whereby 500 shares will be granted to each Independent Director per quarter.

Off-Balance Sheet Arrangements

At March 31, 2006, we had unconsolidated investments in two joint ventures that each owned one Property. The unconsolidated entities had $339.3 million of non-recourse mortgage debt relating to these Properties. We have also severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt is not reflected as a liability on our consolidated balance sheet.

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

We have recorded equity in earnings of unconsolidated entities of $1.2 million and equity in losses of unconsolidated entities of $0.5 million for the three months ended March 31, 2006 and 2005, respectively, and received distributions of $1.0 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. The principal source of revenue for these unconsolidated entities is revenues from hotel and resort operations, which are not included in our consolidated statements of operations. Revenues for these unconsolidated entities were $42.5 million and $60.5 million for the three months ended March 31, 2006 and 2005, respectively.

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

Contractual Cash Obligations

The following table represents our contractual cash obligations and future potential commitments, and the estimated related payment periods as of March 31, 2006 (in thousands):

Contractual Cash Obligations	Less than 1 Year		1-3 Years	3-5 Years*	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$126,921		$424,062	$1,029,133	$1,642,278	$3,222,394
Interest expense	9,227		28,378	72,123	99,295	209,023
Capital lease obligations	1,492		1,341	2	--	2,835
Payment Agreement	12,000		--	--	--	12,000
Litigation settlement	5,500	**	19,350	15,650	--	40,500
	$155,140		$473,131	$1,116,908	$1,741,573	$3,486,752

  * In January 2006, we refinanced approximately $1.5 billion of the scheduled maturities in mortgages and other notes payable pursuant to which the long-term borrowing will mature in 2011.

** Estimated timing of payment, although no assurance can be given that payment will occur during this period.

Capital expenditures remained generally unchanged at March 31, 2006 compared to December 31, 2005.

Additional Information

Related Party Transactions

Pursuant to our Advisory Agreement, CHC provides management services relating to our business, the Properties and, if applicable, any mortgage loans we may provide to other hotel and resort operators. Under the terms of the Advisory Agreement CHC is responsible for assisting us in: negotiating leases; permanent financing; mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provide; inspecting the Properties and the tenants' or managers’ books and records; and responding to tenants' or managers’ inquiries and notices. CHC also provides us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, CHC is entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee is calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in Properties, exclusive of Acquisition Fees (as described herein) paid to CHC and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we pay CHC for the PD&C Services reflect a negotiated percentage (typically four to five percent) of anticipated project costs and may include an incentive fee based on the amount a project is completed under the anticipated project costs. The fees we pay CHC for Administrative Services are predetermined based upon an hourly rate for the specific personnel of CHC or its affiliates performing such services for us.  For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, CHC receives an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of an Amended and Restated Renewal Agreement executed by us and CHC (as more fully described herein) in December 2005, the Acquisition Fee applicable under the Advisory Agreement for services rendered by CHC was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, CHC may receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee is only paid if our stockholders have received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to CHC were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement (as defined below) between us and CHC.

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

On March 30, 2006, we and CHC entered into a Renewal Agreement (the “2006 Renewal”), with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.

On December 30, 2005, we and CHC entered into the Payment Agreement which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to CHC in full satisfaction of Acquisition Fees claimed by CHC in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement.

The Payment Agreement provides for the payment to CHC of an aggregate of $37 million as follows: (i) $10 million in cash to CHC, which was paid on December 30, 2005, and (ii) a promissory note made by us to CHC in the original principal amount of $27 million which was issued and delivered (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6% per annum. Pursuant to the Payment Agreement, CHC agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by CHC on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, CHC acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to CHC under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by CHC shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement is inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement shall supersede Section 8.13 of the Original Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and $14 million has been treated as prepaid Asset Management Fees which will be recognized ratably over the first six months of 2006. In the three months ended March 31, 2006, we recognized approximately $6.5 million of the prepaid Asset Management Fees as Asset Management Fee expense.

On April 3, 2006, we entered into an amended and restated merger agreement and plan of merger with, among others, CHC. For information regarding this agreement and related matters, please see section “Commitments and Contingencies—CNL Hospitality Corp. Merger and Other Matters.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt:
Fixed rate	$16,634	$176,004	$213,058	$233,134	$233,300	$1,407,278	$2,279,408	$2,165,702
Average interest rate	7.07%	6.98%	6.39%	6.21%	6.74%	5.76%
Variable rate	$110,287	--	$35,000	$562,699	--	$235,000	$942,986	$942,986
Average interest rate	7.30%	n/a	7.08%	7.45%	n/a	7.76%
Total debt	$126,921	$176,004	$248,058	$795,833	$233,300	$1,642,278	$3,222,394

The weighted average effective interest rate on mortgages and other notes payable was approximately 6.30 percent and 7.30 percent as of March 31, 2006 and December 31, 2005, respectively. We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans including from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements. Substantially all of our variable rate debt is hedged with interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of March 31, 2006 and December 31, 2005 would have resulted in additional annualized interest costs of $1.9 million and $0, respectively, due to the impact of interest rate protection agreements.

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

The evaluation of our disclosure controls and procedures as of March 31, 2006, discussed above, considered our misapplication of a rule related to the required timing and content of pro forma financial information filed with the SEC following an asset disposition in 2006, which led to our amending such filing.

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings.

Information with respect to this Item 1 of Part II is incorporated by reference to Note 11 of the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan *
January 1, 2006 through January 31, 2006	—	—	—	7,644,200
February 1, 2006 through February 28, 2006	—	—	—	7,644,200
March 1, 2006 through March 31, 2006	499,409	$19.00	499,409	5,650,056
Total	499,409		499,409

________________________________________
*This number represents the maximum number of shares which can be redeemed under the Redemption Plan without exceeding the five percent limitation in a rolling 12-month period described below and does not take into account whether there are sufficient proceeds under the DRP (as defined below). Under the Redemption Plan, we also can, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. No such amounts are currently available.

Redemption of Shares. Per our amended and restated redemption plan, effective June 16, 2004 (the “Redemption Plan”), prior to such time, if any, as a listing of our shares on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for not less than one year (other than CHC) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the estimated offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available from Amended and Restated Distribution Reinvestment Plan (the “DRP”) proceeds. The DRP may be terminated by us at anytime. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the DRP (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use for redemptions up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock during such quarter. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the three months ended March 31, 2006, we were not able to redeem all of the shares for which redemption requests were submitted. As of  May 8, 2006, there was a total of 7.9 million shares, or approximately $149.6 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the first quarter of 2006 and are now being held for redemption in future quarters.

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

2.3

RFS Acquisition Agreement dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

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

10.34
Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation; dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.35
Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation; dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

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

10.64	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)
10.65	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)
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

10.89
$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP,
as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.90
$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.91
$115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.92
$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.93
$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.94
$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.95
$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.96
$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.97
$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.98
$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.99
Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.100
Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

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

10.104
$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.105
$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.106
$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.107
$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.108
$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.109
$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.110
$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.111
$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.112
$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.112 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.113
$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.114
Amended and Restated Agreement and Plan of Merger dated April 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.115	Form of Majority Vote Charter Amendment (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.116	Form of Charter Amendments (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.117	Form of Registration Rights Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.118	Form of Pledge and Security Agreement (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.121
$120,000,000 Promissory Note dated April 3, 2006 by and between AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.122	$120,000,000 Mortgage dated April 3, 2006 by and between AH Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).
10.123
$120,000,000 Multi-state Mortgage and Security Agreement dated April 3, 2006 by and between HMA Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.124
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated April 3, 2006 by and between CM Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.125
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated April 3, 2006 by and between PH Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.126	Renewal Agreement dated March 30, 2006 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Filed herewith.)
10.127	Memorandum of Understanding In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Filed herewith)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2006.

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

2.3

RFS Acquisition Agreement dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (Previously filed as Exhibit 2.1 to RFS Partnership, L.P.’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference).

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

10.34
Second Amendment to Lease Agreement between CNL LLB C-Hotel Management, LP (formerly LLB C-Hotel, L.L.C.) and LLB Tenant Corporation; dated December 15, 2000, relating to the Courtyard—Little Lake Bryan (amends Exhibits 10.49 and 10.51 above) (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

10.35
Second Amendment to Lease Agreement between CNL LLB F-Inn Management, LP (formerly LLB F-Inn L.L.C.) and LLB Tenant Corporation; dated December 15, 2000, relating to the Fairfield Inn—Little Lake Bryan (amends Exhibits 10.50 and 10.52 above) (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registrant’s Registration Statement on Form S-11 filed March 12, 2001 and incorporated herein by reference.)

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

10.64	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant's Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)
10.65	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)
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

10.89
$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP,
as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.90
$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.91
$115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.92
$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.93
$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.94
$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.95
$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.96
$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.97
$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.98
$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.99
Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.100
Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

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

10.104
$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.105
$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.106
$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.107
$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.108
$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.109
$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.110
$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.111
$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.112
$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.112 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.113
$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.114
Amended and Restated Agreement and Plan of Merger dated April 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.115	Form of Majority Vote Charter Amendment (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.116	Form of Charter Amendments (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.117	Form of Registration Rights Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.118	Form of Pledge and Security Agreement (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)
10.121
$120,000,000 Promissory Note dated April 3, 2006 by and between AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.122	$120,000,000 Mortgage dated April 3, 2006 by and between AH Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).
10.123
$120,000,000 Multi-state Mortgage and Security Agreement dated April 3, 2006 by and between HMA Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.124
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated April 3, 2006 by and between CM Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.125
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated April 3, 2006 by and between PH Hotel Partners, LP (as Borrower), and The Prudential Insurance Company of America (as Lender) (Filed herewith).

10.126	Renewal Agreement dated March 30, 2006 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Filed herewith.)
10.127	Memorandum of Understanding In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Filed herewith)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)
32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)