Form 10-Q
period 2006-06-30
CNL Hotels & Resorts, Inc.
filed 2006-08-14
CIK 1017022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

The number of shares of common stock outstanding as of August 1, 2006 was 156,475,404.

CNL HOTELS & RESORTS, INC.

Signatures	75
Exhibits	76

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30, 2006	December 31, 2005

ASSETS
Hotel and resort properties, net	$5,077,825	$3,960,611
Assets held for sale	—	463,844
Cash and cash equivalents	117,973	83,307
Restricted cash	91,804	113,981
Receivables, less allowance for doubtful accounts of $1,988 and $1,806, respectively	171,841	88,625
Goodwill	510,730	509,174
Intangibles, less accumulated amortization of $22,367 and $17,549, respectively	331,905	336,723
Prepaid expenses and other assets	70,099	103,127
Loan costs, less accumulated amortization of $28,206 and $38,960, respectively	22,552	29,390
	$6,394,729	$5,688,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,595,922	$2,599,454
Liabilities associated with assets held for sale	—	418,957
Accounts payable and accrued expenses	251,207	175,026
Accrued litigation settlement	35,413	34,151
Other liabilities	25,279	25,552
Distributions and losses in excess of investments in unconsolidated entities	408	2,600
Due to related parties	12,306	27,000
Membership deposits	238,282	229,809
Total liabilities	4,158,817	3,512,549
Commitments and contingencies
Minority interests	127,606	114,860
Stockholders’ equity:
Preferred stock, without par value Authorized and unissued 75,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 600,000 shares	—	—
Common stock, $.01 par value per share Authorized 3,000,000 shares; issued 163,004 and 158,417 shares, respectively; outstanding 156,475 and 152,882 shares, respectively	1,566	1,530
Capital in excess of par value	2,814,225	2,743,073
Accumulated distributions in excess of net income	(718,492)	(689,022
Accumulated other comprehensive income	11,007	5,792
Total stockholders’ equity	2,108,306	2,061,373
	$6,394,729	$5,688,782

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006		2005
Revenues:
Room	$242,028	$197,899	$476,196		$403,414
Food and beverage	126,511	89,871	235,015		186,004
Other hotel and resort operating departments	63,858	48,845	123,533		105,535
Rental income from operating leases	2,388	2,576	4,524		4,625
Other income	1,499	335	1,788		586
	436,284	339,526	841,056		700,164
Expenses:
Room	56,212	46,110	106,499		92,496
Food and beverage	79,479	59,068	148,583		121,048
Other hotel and resort operating departments	33,925	29,034	67,133		60,158
Property operations	72,249	58,110	139,573		115,734
Repairs and maintenance	17,692	13,862	32,790		27,062
Hotel and resort management fees	16,512	9,276	30,778		19,786
Sales and marketing	27,356	20,064	49,391		39,903
Credit enhancement funding	―	(731)	―		(731)
General operating and administrative	9,382	7,211	15,577		11,701
State and local taxes	1,961	1,924	4,045		3,951
Asset management fees to related party	7,212	7,352	13,728		14,718
Depreciation and amortization	53,338	44,162	103,519		88,631
	375,318	295,442	711,616		594,457

Operating profit	60,966	44,084	129,440		105,707

Interest income	812	767	2,534		1,283
Interest and loan cost amortization	(57,184)	(48,265)	(106,390)		(92,573)
Loss on termination of hedges	―	(1,344)	―		(1,344)
Advisor acquisition expense	(80,569)	―	(82,854)		―
Transaction costs	(94)	(960)	(190)		(960)
Loss on extinguishment of debt	(183)	―	(29,315)		―

(Loss) income before equity in earnings (losses) of unconsolidated entities, minority interests, and (expense) benefit from income taxes	(76,252)	(5,718)	(86,775)		12,113
Equity in earnings (losses) of unconsolidated entities	1,222	(8,729)	2,468		(9,221)
Minority interests	(2,275)	(2,370)	(5,007)		(4,793)
Loss from continuing operations before (expense) benefit from income taxes	(77,305)	(16,817)	(89,314)		(1,901)
(Expense) benefit from income taxes	(663)	3,256	(259)		2,046
(Loss) income from continuing operations	(77,968)	(13,561)	(89,573)		145
Discontinued operations, net of income taxes	5,198	46,435	136,567		41,694
Net (loss) income	$(72,770)	$32,874	$46,994		$41,839
(Loss) earnings per share of common stock
Basic:
Continuing operations	$(0.51)	$(0.08)	$(0.58)	$	―
Discontinued operations	0.04	0.30	0.89		0.27
	$(0.47)	$0.22	$0.31		$0.27
Diluted:
Continuing operations	$(0.51)	$(0.08)	$(0.58)	$	―
Discontinued operations	0.04	0.30	0.89		0.27
	$(0.47)	$0.22	$0.31		$0.27
Weighted average number of shares of common stock outstanding:
Basic	153,278	152,830	153,083		152,871
Diluted	153,278	152,830	153,084		152,871

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Six months ended June 30, 2006 and year ended December 31, 2005
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

CNL HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—CONTINUED

Six months ended June 30, 2006 and year ended December 31, 2005

(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373
Subscriptions received for common stock through distribution reinvestment plan	994	10	18,874	—	—	18,884
Issuance of common stock (to Board of Directors)	2	—	40	—		40
Retirement of common stock	(1,003)	(10)	(19,074)	—	—	(19,084)
Issuance of common stock (related to merger)	3,600	36	71,964	—	—	72,000
Deferred stock compensation expense	—	—	457	—	—	457
Stock issuance costs	—	—	(1,109)	—	—	(1,109)
Net income	—	—	—	46,994	—	46,994	$46,994
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	3,598	3,598	3,598
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(1)	(1)	(1)
Translation adjustment from foreign operations	—	—	—	—	1,618	1,618	1,618
Total comprehensive income							$52,209
Distributions declared and paid ($0.50 per share)	—	—	—	(76,464)	--	(76,464)
Balance at June 30, 2006	156,475	$1,566	$2,814,225	$(718,492)	$11,007	$2,108,306

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months Ended June 30,
	2006	2005
Net cash provided by operating activities	$143,141	$88,893

Cash flows from investing activities:
Additions to hotel and resort properties	(61,433)	(55,222)
Acquisition of Grande Lakes	(736,252)	―
Acquisition of joint venture interests	(78,293)	―
Sale of or interests in hotel and resort properties	210,591	473,300
Increase in restricted cash	35,415	(55,659)
Increase in other assets	―	(2,726)
Net cash (used in) provided by investing activities	(629,972)	359,693

Cash flows from financing activities:
Proceeds from mortgage loans	2,215,000	401,548
Proceeds from line of credit	36,000	―
Repayments of mortgage loans	(1,609,105)	(718,749)
Repayments of other notes payable	(14,474)	―
Payment of loan costs	(15,506)	(3,821)
Payment of prepayment penalties	―	(1,921)
Payment to acquire cash flow hedges	(3,495)	(3,870)
Proceeds from sale of cash flow hedges	4,500	850
Payments on capital lease obligations	(662)	(880)
Subscriptions received from stockholders	18,924	24,007
Distributions to stockholders	(76,464)	(91,714)
Distributions to minority interest net of contributions	(2,028)	(25,599)
Redemption or retirement of common stock	(19,084)	(24,008)
Payment of stock issuance costs	(1,111)	(18)
Payment of due to related parties	(10,998)	―
Net cash provided by (used in) financing activities	521,497	(444,175)

Net increase in cash and cash equivalents	34,666	4,411

Cash and cash equivalents at beginning of period	83,307	108,304

Cash and cash equivalents at end of period	$117,973	$112,715

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$3,835	$97

Supplemental schedule of non-cash financing activities:

Distributions declared but not paid to minority interest	$1,812	$3,922

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

As of June 30, 2006, the Company owned 73 hotel and resort properties (“Properties”) directly and 19 Properties through consolidated equity investments. The Company leases 88 of its Properties to wholly-owned taxable REIT subsidiary (“TRS”) entities, (the “TRS Lessees”), which contract with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining four Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from the operating leases for these Properties is included in consolidated results of operations.

On January 9, 2006, the Company, through certain of its affiliates, completed the sale of all of its interests in CNL KSL Partners, LP, a partnership which owned the Hotel del Coronado in San Diego, California (the “Hotel Del”), and in CNL KSL North Beach Development, LP, which was developing property adjacent to the hotel (collectively, the “Del Sale”). The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, the Company received net proceeds of approximately $167 million with a net gain of approximately $133.7 million. For additional information see “Note 6. Discontinued Operations.”

On February 24, 2006, the Company completed the purchase of the 500-acre Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “GL Resort”), pursuant to a Purchase and Sale Agreement entered into on December 28, 2005 (as amended on December 30, 2005, the “GL Purchase Agreement”) (the “GL Purchase”). For additional information see “Note 3. 2006 Acquisitions.”

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in an estimated net gain of approximately $5.2 million. For additional information see “Note 6. Discontinued Operations.”

On May 19, 2006, a subsidiary of the Company completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC (“DRR LLC”), which owns all of the equity of Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $7.4 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing and included approximately $300 million of debt for which the Company became solely liable. For additional information see “Note 3. 2006 Acquisitions” and “Note 5. Investments in Unconsolidated Entities.”

On June 16, 2006, the Company acquired the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the Courtyard San Francisco Downtown hotel, from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million and included approximately $54.5 million of debt for which the Company became solely liable. For additional information see “Note 3. 2006 Acquisitions” and “Note 5. Investments in Unconsolidated Entities.”

On June 21, 2006, the Company completed the merger of the Company and CNL Hospitality Corp., the Company’s external advisor prior to the merger (the “Former Advisor”), whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), all of the membership interests of which are owned by the Company (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Amended Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Amended Merger Agreement”), by and among the Company, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). For additional information see “Note 3. 2006 Acquisitions.” and “Note 12. CNL Hospitality Corp. Merger and Other Matters.”

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three and six months ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and each of its wholly-owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), is the primary beneficiary as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) or satisfies the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46, has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 or the limited partners have the ability to dissolve or liquidate the partnership or otherwise remove the general partner or have substantive participating rights under EITF 04-5. For additional information see “Recent Accounting Pronouncements” below.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has included the results of operations for the Properties sold during 2005 and 2006 in discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005. In addition, the December 31, 2005 condensed consolidated balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale. These reclassifications had no impact on net income (loss) or stockholders’ equity. Operating results for three of the Company’s properties are now being reported consistant with classifications utilized by the Hilton Hotels Corporation (“Hilton”)  as a result of the change in management . As result certain hotel revenues and expenses have been reclassified during 2006. These reclassifications are considered immaterial.

Change in Accounting Estimate— During the three months ended June 30, 2006, the Company recognized an additional $3.3 million in property tax expense related to a change in accounting estimate for real estate property taxes for taxable years 2005/2006 and 2006/2007 resulting from rulings by the taxing authorities in California during the second quarter of 2006 regarding the assessed value of one of the Company’s resorts acquired in April 2004.

Restricted Cash—Cash is restricted to fund (1) certain of the Company’s operating expenses, (2) renewal and replacement expenditures relating to furniture, fixtures and equipment and infrastructure refurbishment or replacement (in part pursuant to hotel and resort management agreements), (3) other capital expenditures directly associated with its Properties including projects to reposition, expand or upgrade Properties, and (4) reserves required pursuant to certain borrowings and has been included in the accompanying consolidated balance sheets as restricted cash. Certain of the restricted cash identified for renovations has been designated as such at the discretion of the Company and is not subject to specific contractual arrangements or obligations. Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Furniture, fixtures and equipment reserves	$61,435	$50,592
Renovations and repositioning	1,680	38,240
Taxes and insurance escrow	8,657	6,899
Deposits	16,049	12,104
Reserve funds required by lenders	3,635	5,899
Deferred compensation	348	247
	$91,804	$113,981

Stock-Based Compensation—The Company accounts for stock-based employee and non-employee director compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). For deferred share awards and stock grants, the Company measures compensation expense based on the fair value of its common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense is recognized using the straight-line method over the vesting period. For additional information, see “Note 13. Stock-Based Compensation.”

New Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS No. 123R were effective for the Company as of January 1, 2006. Since the Company’s only share-based payment transactions prior to January 1, 2006 were limited to stock grants to the Company’s Independent Directors, the adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations, financial position, or cash flows. For additional information see Note 13, “Stock-Based Compensation.”

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

3.	2006 Acquisitions:

Grande Lakes - On December 28, 2005, the Company entered into the GL Purchase Agreement to acquire the GL Resort. The GL Purchase Agreement was amended on December 30, 2005. The GL Purchase was completed on February 24, 2006, for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. In connection therewith, and as part of the GL Purchase, the seller’s interest in the existing management agreements for the two GL Resort properties and the golf operation was assigned to a newly formed TRS of the Company.

The Company financed this transaction by using approximately $198.5 million in cash, including closing costs and transaction fees of approximately $9.5 million, and by obtaining a $570 million loan (the “GL Loan”) with an annual interest rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 5.33 percent as of June 30, 2006) on the remaining $235 million. For additional information see “Note 9. Indebtedness.”

Estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the GL Resort are based on preliminary independent appraisals and valuation studies. Therefore, reported amounts may change based on finalization which is expected to occur during the third quarter of 2006. These changes may impact depreciable assets which therefore may impact depreciation expense, including a catch up of depreciation for the first and second quarter of 2006. The estimated values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotel and resort properties	$762,066
Cash and cash equivalents	6,657
Restricted cash	5,504
Prepaid expenses and other assets	2,974
Receivables	5,211
Total assets acquired	782,412

LIABILITIES
Accounts payable and accrued expenses	14,329
Total liabilities assumed	14,329
Net assets acquired	$768,083
Net of cash	$761,426

CNL Hospitality Corp. Merger - On June 21, 2006, the Company completed the Amended Merger of the Company and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, with Acquisition Sub being the surviving entity. The following summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

ASSETS
Property, plant and equipment	$4,866
Prepaid expenses and other assets	415
Total assets acquired	5,281

LIABILITIES
Accrued expenses	3,245
Other liabilities	37
Note payable	7,625
Total liabilities assumed	10,907
Net liabilities assumed	$5,626

The difference between the purchase price and the net assets acquired, of approximately $82.9 million has been treated as contract termination expense and is recorded as advisor acquisition expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2006.

Other acquisitions - On May 19, 2006, a subsidiary of the Company completed the DRR Purchase. The purchase price approximated fair value of the net assets acquired, which included $300.0 million of debt for which the Company became solely liable. The resulting purchase price adjustment (fair value adjustment) of approximately $102.7 million has been reflected as an increase to hotel and resort properties in the accompanying condensed consolidated balance sheet as of June 30, 2006.

On June 16, 2006, the Company completed the CY-SF Purchase. The purchase price approximated fair value of the net assets acquired and included $54.5 million in debt for which the Company became solely liable. The resulting purchase price adjustment (fair value adjustment) of approximately $0.2 million has been reflected as a decrease to hotel and resort properties in the accompanying condensed consolidated balance sheet as of June 30, 2006.

The consolidated financial statements include the operating results of the GL Resort, DRR LLC and CY-SF LP from their respective dates of acquisition; and include the operating results of the Company’s wholly-owned subsidiary after its merger with the Former Advisor from June 21, 2006, the completion date of the Amended Merger. The following presents the unaudited consolidated pro forma results of operations of the Company assuming the GL Resort, DRR LLC and CY-SF LP acquisitions and the Amended Merger had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue (1)	$464,567	$427,497	$942,418	$873,843
Net (loss) income	12,013	24,303	9,065	5,167
Net (loss) income per share:
Basic	$0.08	$0.16	$0.06	$0.03
Diluted	$0.08	$0.16	$0.06	$0.03
Weighted average shares:
Basic	156,474	156,420	156,473	156,461
Diluted	156,474	156,494	156,510	156,498
___________________

(1)	Revenue is generated solely from hotel operations.

4. Hotel and Resort Properties:

Properties, other than Properties reported as discontinued operations, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$1,081,965	$790,271
Building and improvements	3,944,002	3,158,609
Furniture, fixtures and equipment	488,408	385,193
	5,514,375	4,334,073
Less: accumulated depreciation	(509,542)	(415,925)
Construction in progress	72,992	42,463
	$5,077,825	$3,960,611

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

The Amended Management Agreements provide, among other things, for reimbursement by Hilton to the Company of certain owner-funded capital improvements at two of the Resorts, up to an aggregate of $20.0 million.

Hilton also entered into a separate guaranty agreement with affiliates of the Company providing, among other things, that Hilton guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, periodic payments to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified periodic operating performance threshold levels. As of June 30, 2006, no guarantee amounts had been funded under the guaranty agreement.

The term of each management agreement generally ranges between 10 and 20 years, with up to two, ten-year renewal options. Typically, under the management agreements, the third-party management company receives a base management fee expressed as a percentage of gross revenues of the subject Property for each fiscal year and an incentive management fee expressed as a percentage of operating profit above a specified level of the subject Property for each fiscal year. The Amended Management Agreements are generally consistant with the aforementioned terms and conditions.

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

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the Company’s 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in the fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of this devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, the Company believes it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. As of the date of this filing, the Company determined there is no impairment to the value of the underlying assets of the New Orleans JW Marriott. The Company has comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies, particularly the business interruption coverage, is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which the Company incurred the lost income from the New Orleans JW Marriott which would impact the comparability of the Company’s reported results for some period into the future.

5. Investments in Unconsolidated Entities:

On May 19, 2006 and June 16, 2006, the Company completed the DRR Purchase and the CY-SF Purchase, respectively. The DRR Purchase and the CY-SF Purchase have been accounted for under the purchase method of accounting and, accordingly, the operating results for DRR LLC and CY-SF LP have been included in the Company’s consolidated statement of earnings since their respective dates of acquisition. Prior to their respective acquisition dates, each of these equity method investments was unconsolidated.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

The following presents unaudited condensed balance sheets for the Company’s unconsolidated entities as of June 30, 2006 (dollars in thousands):

Other Joint Ventures (a)

Building and equipment	$45,190
Other assets	22,928
Mortgages and other notes payable	73,945
Other liabilities	1,368
Partners’ deficit	(7,195)
Carrying amount of investment	(408)
Company’s ownership interest at end of period	9.90%

The following presents unaudited condensed balance sheets for the Company’s unconsolidated entities as of December 31, 2005 (in thousands):

	Desert Ridge Resort Partners, LLC (b)	WB Resort Partners, LP (c)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total

Hotel and resort properties	$236,266	$—	$72,601	$16,391	$325,258
Other assets	28,654	1,750	3,910	69,820	104,134
Mortgages and other notes payable	300,000	—	54,853	74,794	429,647
Other liabilities	14,817	1,024	15,906	420	32,167
Partners’ (deficit) capital	(49,897)	726	5,752	10,997	(32,422)
Carrying amount of investment	(15,672)	605	4,545	7,922	(2,600)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% - 50.00%

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the three months ended June 30, 2006 for the other joint ventures, and from April 1, 2006 through the applicable acquisition date for DRR LLC and CY-SF LP (in thousands):

	Desert Ridge Resort Partners, LLC (b)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$22,098	$6,008	$2,824	$30,930
Cost of sales	(8,630)	(1,997)	(924)	(11,551)
Expenses	(11,276)	(4,427)	(637)	(16,240)
Net income (loss)	$2,192	$(416)	$1,263	$3,139
Income (loss) allocable to the Company	$1,300	$(213)	$135	$1,222
Other comprehensive income adjustment allocable to the Company	$248	$—	$—	$248

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED
The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the six months ended June 30, 2006 for the other joint ventures, and from January 1, 2006 through the applicable acquisition date for DRR LLC and CY-SF LP (in thousands):

	Desert Ridge Resort Partners, LLC (b)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$56,373	$11,367	$5,658	$73,398
Cost of sales	(20,625)	(3,930)	(1,843)	(26,398)
Expenses	(29,032)	(8,738)	(2,380)	(40,150)
Net income (loss)	$6,716	$(1,301)	$1,435	$6,850
Income (loss) allocable to the Company	$2,955	$(639)	$152	$2,468
Other comprehensive income adjustment allocable to the Company	$738	$—	$—	$738

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the three months ended June 30, 2005 (dollars in thousands):

	Desert Ridge Resort Partners, LLC (b)	WB Resort Partners, LP (c)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$29,283	$19,745	$5,186	$2,705	$56,919
Cost of sales	(12,332)	(7,048)	(1,662)	(854)	(21,896)
Expenses	(17,856)	(15,321)	(3,852)	(1,712)	(38,741)
Loss on extinguishment of debt	(15,684)	—	—	—	(15,684)
Net (loss)income	$(16,589)	$(2,624)	$(328)	$139	$(19,402)
(Loss) income allocable to the Company	$(7,299)	$(1,286)	$(158)	$14	$(8,729)
Other comprehensive loss adjustment allocable to the Company	$(179)	$—	$—	$—	$(179)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the six months ended June 30, 2005 (dollars in thousands):

	Desert Ridge Resort Partners, LLC (b)	WB Resort Partners, LP (c)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$62,906	$39,770	$9,443	$5,322	$117,441
Cost of sales	(24,615)	(14,127)	(3,257)	(1,671)	(43,670)
Expenses	(36,699)	(30,400)	(7,668)	(3,404)	(78,171)
Loss on extinguishment of debt	(15,684)	—	—	—	(15,684)
Net (loss) income	$(14,092)	$(4,757)	$(1,482)	$247	$(20,084)
(Loss) income allocable to the Company	$(6,200)	$(2,331)	$(714)	$24	$(9,221)
Other comprehensive income adjustment allocable to the Company	$536	$—	$—	$—	$536
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%
______________
(a) For the three and six months ended June 30, 2006 and 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. As of December 31, 2005, Other Joint Ventures also included the assets of CNL KSL North Beach Development, LP, whose partnership interest was sold as part of the Del Sale on January 9, 2006.

(b) DRR LLC, one of the Company’s unconsolidated entities as of December 31, 2005, through DR Subsidiary, owns the DRR Resort. One of the members of DRR LLC was DRR Ltd. DRR Ltd. was a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. Through May 19, 2006, the Company owned a 44 percent interest, DRR Ltd. owned a 45.84 percent interest and MHS owned the remaining interest in DRR LLC. On May 19, 2006, a subsidiary of the Company completed the acquisition of DRR Ltd.’s 45.84 percent membership interest and MHS’ 10.16 percent membership interest in DRR LLC. The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing and included approximately $300 million of debt for which the Company became solely liable. DRR Ltd. received cash distributions of $0 and $0.7 million during the three and six months ended June 30, 2006, which represents its pro-rata share of total cash distributions paid by DRR LLC.

(c) WB Resort Partners, LP, one of the Company’s unconsolidated entities as of December 31, 2005, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners was Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. was a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, was the general partner. Such corporation was also the holder of all of the limited partnership interests in WBR Ltd. The Company owned a 48.9 percent limited partnership interest and a general partnership interest in WB Resort Partners, LP, WBR Ltd. owned a 36 percent limited partnership interest in WB Resort Partners and Marriott Rewards, Inc. owned the remaining limited partnership interests. Upon its formation in 2001, one of the limited partners of WB Resort Partners, LP (which is an affiliate of the former parent company of the Company’s Former Advisor), received a loan (the “Limited Partner Loan”) from Marriott, another partner of WB Resort Partners, LP, to make its capital contribution to the partnership to fund the renovations of the WBR Property. On November 7, 2005, WB Resort Partners sold all of its interest in the WBR Property. As a result of the sale, WB Resort Partners distributed the net proceeds among the partners in accordance with its limited partnership agreement. As a result, the Company received approximately $50.1 million in distributions. In addition, WBR Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full. Dissolution of the partnership is expected to occur in the third quarter of 2006.

(d) On June 16, 2006, the Company completed the CY-SF Purchase and now owns all of the equity of CY-SF LP, the owner of the Courtyard San Francisco Downtown hotel. In connection with the acquisition, Marriott agreed to forgive a $7.0 million liquidity facility loan provided to the partnership, plus approximately $2.4 million of accrued interest related to the loan.

6. Discontinued Operations:

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in an estimated net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by the Company to an affiliate of The Blackstone Group.

On January 9, 2006, the Company, through certain of its affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and 2005. As a result of the Del Sale and related transactions, the Company received net proceeds of approximately $167 million with a net gain of approximately $133.7 million.

In addition, the results of operations for the 38 Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$384	$82,960	$4,065	$151,202
Expenses	(73)	(59,973)	(2,252)	(118,075)
Write-down of assets	--	(344)	--	(344)
Interest and loan cost amortization	--	(12,148)	(583)	(24,735)
Income from discontinued operations	311	10,495	1,230	8,048
Gain on sale of assets	4,887	49,391	138,606	49,861
Gain on hedge termination	--	--	946	--
Transaction costs	--	(300)	--	(300)
Loss on extinguishment of debt	--	(7,703)	(4,296)	(11,909)
Minority interest	--	(1,584)	1,015	(923)
Income tax expense	--	(3,864)	(934)	(3,083)
	$5,198	$46,435	$136,567	$41,694

7. Related Party Transactions:

Pursuant to the Company’s advisory agreement effective as of April 1, 2004 between the Company and the Former Advisor (the “Advisory Agreement”), the Former Advisor provided management services relating to the Company’s business, the Properties and, if applicable, any mortgage loans the Company may have provided to other hotel and resort operators. On March 31, 2005, the Company entered into an agreement with the Former Advisor (the “Renewal Agreement”), with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. On December 30, 2005, the Company and the Former Advisor also entered into an amended and restated renewal agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). On March 30, 2006, the Company and the Former Advisor entered into a renewal agreement with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.

Under the terms of the Amended Advisory Agreement, which terminated upon the closing of the Amended Merger, the Former Advisor was responsible for assisting the Company in: negotiating leases, permanent financing, mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing the Company provided; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants' or managers’ inquiries and notices. The Former Advisor also provided the Company with services pertaining to the expansion, renovation, refurbishment, development, and construction of the Company’s Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, the Former Advisor was entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee was calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of Acquisition Fees (as described below) paid to the Former Advisor and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by the Company as of the end of the preceding month. The fees the Company paid the Former Advisor for the PD&C Services reflected a negotiated percentage (typically four to five percent) of anticipated project costs and may have included an incentive fee based on the amount a project is completed under the anticipated project costs. The fees the Company paid the Former Advisor for Administrative Services were predetermined based upon an hourly rate for the specific personnel of the Former Advisor or its affiliates performing such services for the Company. For identifying Properties for the Company to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, the Former Advisor received an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from the Company’s equity offerings and/or loan proceeds from permanent financing that the Company used to acquire such Properties. Pursuant to the terms of the Amended and Restated Renewal Agreement, the Acquisition

 equity offerings and/or loan proceeds from permanent financing that the Company used to acquire such Properties. Pursuant to the terms of the Amended and Restated Renewal Agreement, the Acquisition Fee applicable under the Advisory Agreement for services rendered by the Former Advisor was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of the Company’s Properties, the Former Advisor may have received a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee would only have been paid if the Company’s stockholders had received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to the Former Advisor were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement (as defined in “Note 12. CNL Hospitality Corp. Merger and Other Matters.”) between the Company and the Former Advisor.

On December 30, 2005, the Company and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement. The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by the Company to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date (as defined below), the Former Advisor assigned the Promissory Note to CREG, one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by the Company to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by the Company and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. The Company has capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million has been treated as prepaid Asset Management Fees which have been recognized ratably over the first six months of 2006. During the three and six months ended June 30, 2006, the Company recognized approximately $7.2 million and $13.7 million, respectively, of the prepaid Asset Management Fees as Asset Management Fee expense.

On April 3, 2006, the Company entered into the Amended Merger Agreement with, among others, the Former Advisor. On June 21, 2006, the Company completed the Amended Merger. For information regarding this agreement and related matters, see “Note 12. CNL Hospitality Corp. Merger and Other Matters.”

In April and May 2006, respectively, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) and the Board of Directors (the “Board”) each approved a modification of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack F. Kemp, J. Douglas Holladay and Craig M. McAllaster (each an “Independent Director”), whereby 500 shares will be granted to each Independent Director per quarter, instead of $10,000 worth of shares to each Independent Director per quarter.

Effective as of June 22, 2006, the Company entered into indemnification agreements with all of the Company’s directors and certain of its officers, namely James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. The indemnification agreements require, among other things, that the Company indemnify these officers and directors, to the fullest extent permitted by applicable law, for their actions and decisions on behalf of the Company, the Company’s subsidiaries and affiliates, as the case may be, to the extent such decisions and actions are performed on the Company’s behalf. The indemnification agreements also require that the Company advance to these officers and directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted.

In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the six months ended June 30, 2006, the Company received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.

On May 19, 2006, a subsidiary of the Company completed its acquisition of the remaining interests in DRR LLC, which owns all of the equity of DR Subsidiary, the owner of the DRR Resort. One of the members of DRR LLC was DRR Ltd., a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. For additional information, please see “Note 1. Organization.” and “Note 5. Investments in Unconsolidated Entities.”

8. Income Taxes:

The income tax benefit (expense) consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current:
Federal	$(455)	$(436)	$(896)	$(1,300)
State	(144)	(172)	(228)	263
	(599)	(608)	(1,124)	(1,037)
Deferred:
Federal	(54)	--	(58)	--
State	(10)	--	(11)	--
	(64)	--	(69)	--
Total income tax benefit (expense)	$(663)	$(608)	$(1,193)	$(1,037)

The income tax (expense) benefit for each of the three and six months ended June 30 has been allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Continuing operations	$(663)	$3,256	$(259)	$2,046
Discontinued operations	--	(3,864)	(934)	(3,083)
Total income tax (expense) benefit	$(663)	$(608)	$(1,193)	$(1,037)

Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of the Company’s TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

9. Indebtedness:

Effective June 30, 2006, the Company, as parent and guarantor, and CNL Hospitality Partners, LP, a wholly-owned subsidiary of the Company, as Borrower, entered into an amendment (the “Revolver Amendment”) with Bank of America, N.A. and the other lenders party thereto, which modified various terms and conditions of the existing $200 million senior secured revolving credit facility, entered into on September 30, 2005 (the “Revolver”).

The Revolver Amendment provides for, among other things, (a) an increase in the advance rate on the secured borrowing base, (b) replacement of the existing tiered pricing structure to 30-day LIBOR plus 2.25 percent, (c) modification of the existing covenants to include revising the leverage covenants and lowering the minimum debt coverage ratios, and (d) provision of a negative pledge on the Company’s ability to fund under a one-time additional mezzanine advance permitted under its existing $1.525 billion CMBS loan (described herein) whereby proceeds, if any, under this mezzanine advance would be partially used to reduce the outstanding balance of the Revolver at the time of receiving such proceeds.  Pursuant to an existing provision in the Revolver, the Borrower exercised its right to increase the funding available under the Revolver from $200 million to $240 million. The sub-limit for letters of credit remains at $35 million.

In connection with the acquisition of all of the remaining partnership interests in DRR LLC on May 19, 2006, the Company became solely liable for a $300.0 million loan collateralized by the DRR Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

In connection with the CY-SF Purchase on June 16, 2006, the Company became solely liable for a $39.7 million mortgage loan collateralized by a first mortgage and lien on all the assets of CY-SF LP (the “San Francisco Loan”). The San Francisco Loan matures on July 1, 2007. The interest rate for the San Francisco Loan is equal to 325 basis points plus the greater of (a) one-month LIBOR or (b) 300 basis points. In addition, the Company also became solely liable for a $14.8 million loan (the “Mezzanine Loan”), which matures on July 1, 2007. The interest rate for the Mezzanine Loan is equal to 700 basis points plus a base rate (the “Base Rate”). The Base Rate is equal to the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. The San Francisco Loan contains restrictive covenants, as defined in the loan agreement, which require the Company to (i) incur debt only as permitted, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants.

On April 3, 2006, a consolidated partnership in which the Company owns a 70 percent interest (the “Hilton 1 Partnership”) obtained a $120 million loan (the “Hilton 1 Loan”) from The Prudential Insurance Company of America.  The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR.

Approximately $96.5 million of the loan proceeds were used to refinance the existing debt of the Hilton 1 Partnership and to pay costs associated with the Hilton 1 Loan. The Hilton 1 Partnership distributed the remaining proceeds to the partners and then to the Company as a return of capital.

The Hilton 1 Loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25-year amortization through maturity, with a balloon payment for the remaining balance due on April 1, 2011. The Hilton 1 Loan is collateralized by the Hilton 1 Partnership’s four Properties and contains restrictive covenants, as set forth in the Hilton 1 Loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Hilton 1 Loan also contains customary default provisions.

In conjunction with the GL Purchase completed on February 24, 2006 (as described herein), a wholly-owned subsidiary of the Company (the “GL Borrower”) obtained the GL Loan from Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the GL Resort. The GL Loan is collateralized by the GL Resort properties - the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 5.33 percent as of June 30, 2006) on the remaining $235 million.

The GL Loan agreement contains restrictive covenants similar to those in the New CMBS Loan agreements (as described therein), including ones which require the GL Borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Loan has customary default and acceleration provisions.

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

The New CMBS Loan is collateralized by the following Properties - Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New CMBS Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Prior CMBS Loan agreement, including ones which require the CMBS Borrowers to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions but also allows the Company an additional $100 million tranche of mezzanine debt under certain conditions.

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

Certain of the Company’s loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants in the loan agreements restrict the Company’s ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions.

The Company was in compliance with all debt covenants as of June 30, 2006.

Total indebtedness of the Company, excluding mortgages related to assets held for sale consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Mortgages payable	$3,549,404	$2,580,079
Revolving credit facility	36,000	--
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,593,187	2,587,862
Unsecured notes	2,735	11,592
	$3,595,922	$2,599,454

The following is a schedule of principal maturities for all long-term borrowings at June 30, 2006, assuming various extensions available at the Company’s option are utilized and other conditions precedent for such extensions are met (in thousands):

2006	$12,457
2007	248,522
2008	251,515
2009	274,597
2010	536,081
Thereafter	2,272,750
$3,595,922

10. Derivative Instruments:

As of June 30, 2006, derivatives with a fair value of $11.1 million were included in other assets in the accompanying unaudited condensed consolidated balance sheet. The change in net unrealized gains of $3.6 million for the six months ended June 30, 2006 for the aforementioned derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

11. Commitments and Contingencies:

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, the Company, the Former Advisor, certain affiliates of the Company and of the Former Advisor, and certain directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to “Note 19. Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 and to “Note 11. Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2006, for a description of and developments related to the Class Action Lawsuit, which are incorporated herein by reference. Since April 1, 2006, the following material developments have occurred with respect to the Class Action Lawsuit:

On April 3, 2006, after execution of the Amended Merger Agreement (as defined below), counsel for the Company, the Former Advisor, CNL Securities Corp., and certain of the Company’s current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), which set forth the terms of an agreement for the settlement of the Class Action Lawsuit. Subject to Court approval, the terms of the Stipulation provided for the certification of two settlement classes: (i) a class of all persons who purchased or otherwise acquired the Company’s securities issued or offered pursuant to or by means of the Company’s registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by the Company, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). The Company and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, the Company and the other defendants have agreed to settle the Class Action Lawsuit.

Under the terms of the Stipulation, in connection with the Purchaser Class claims, the Company will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel sought a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by the Company into the settlement fund account, totaling approximately $8.75 million, plus expenses (subsequently reduced by the Court to $7.0 million). The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, the Company and the other defendants who were its directors during the negotiation and execution of the Amended Merger Agreement, the Amended and Restated Renewal Agreement, and the Payment Agreement (collectively, the “New Agreements”) have acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, the Company also provided plaintiffs’ counsel with an opportunity to review, for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules and regulations, and comment on its proxy statement relating to a special meeting of the Company’s stockholders (the “Special Meeting”) and all related materials. In addition, as a part of the settlement of the Class Action Lawsuit, the Company agreed to adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by the Company to its stockholders to approve an amendment to the charter to extend the date specified in the charter by which the Company must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel sought, and was granted by the Court, a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which the Company has agreed to pay as part of the settlement.

The Special Litigation Committee of the Board has determined that (i) the settlement is advisable and in the Company’s best interest and approved the settlement and the implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors then in effect and under the Amended Advisory Agreement, the Defendant Directors and the Former Advisor would be entitled to indemnification in connection with the Class Action Lawsuit and that the Company should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.

Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel agreed to fully support stockholder approval of the Amended Merger and associated charter amendments as being fair and reasonable, and in the best interests of the Company and its stockholders.

By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit and scheduled a hearing on July 26, 2006 to determine whether the proposed settlement is fair, reasonable and adequate, and to consider the fee and expense application of the Plaintiffs’ attorneys.

At the hearing held on July 26, 2006, the Court determined the settlement to be fair, reasonable, and adequate, and declared that it will be approved. The Court took the request for attorney fees and expenses under advisement. On August 1, 2006, the Court entered the Order Granting Final Approval of the Settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the Proxy Class claims, reducing the fee award for the Purchaser Class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.

The Company accrued $34.2 million for the Settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in its statement of operations for the year ended December 31, 2005. During the three and six months ended June 30, 2006, the Company recognized approximately $0.8 million and $1.6 million, respectively, in interest expense pertaining to the accrued liability. During the three months ended June 30, 2006, the Company advanced $0.25 million, in accordance with the Stipulation, to cover certain costs and expenses related to the Settlement.

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

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against the Company.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in the Company’s favor and remanded the matter back to the trial court.  While the Company continues to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006, the Company reached an agreement with Carmel Valley to settle all of its claims against the Company for an immaterial amount.  In exchange for the Company’s payment, Carmel Valley will provide the Company with a full and complete release of all pending and possible claims related to this matter.

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

As of June 30, 2006, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, the Company expects to spend $50.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that the Company currently has set aside for such purposes, and $50.0 million for capital expenditures including projects to reposition, expand or upgrade Properties, which is expected to be funded from operations and/or borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of June 30, 2006, the Company was not able to redeem, pursuant to its Amended and Restated Redemption Plan (the “Redemption Plan”), all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of July 18, 2006, there was a total of approximately 8.3 million shares of common stock, or approximately $158.5 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the second quarter of 2006 and are now being held for redemption in future quarters. The Company redeems shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under its Amended and Restated Distribution Reinvestment Plan (the “DRP”). The DRP and Redemption Plan may be terminated or suspended at any time by the Company at its discretion or for any reason. In the quarterly period ended June 30, 2006, funds received from the DRP totaled $9.4 million, substantially all of which were utilized to honor redemption requests.

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the Company’s 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of this devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, the Company believes it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. As of the date of this filing, the Company determined there is no impairment to the value of the underlying assets of the New Orleans JW Marriott. The Company has comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies, particularly the business interruption coverage, is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which the Company incurred the lost income from the New Orleans JW Marriott which would impact the comparability of the Company’s reported results for some period into the future. Additionally, an uninsured loss or a loss in excess of insured limits could have a material adverse effect on the Company’s results of operations, financial condition and cash flows and thereby adversely impact the Company’s ability to service debt or make distributions to stockholders. Further, the Company’s inability to obtain or renew insurance coverage with sufficient insured limits may cause us to be in violation of certain of its debt agreements and its third-party management agreements which would require the Company to seek relief or waiver of such terms.

12. CNL Hospitality Corp. Merger and Other Matters:

Original Merger Agreement

In April 2004, the Company entered into a merger agreement with, among others, the Former Advisor, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of the Former Advisor into a wholly-owned subsidiary of the Company (the “Original Merger”) and was approved by the Company’s stockholders at its 2004 Annual Meeting of Stockholders. The Original Merger Agreement provided that during the period from its execution, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, the Former Advisor would earn and be paid the following fees: (a) monthly Asset Management Fees as described above and (b) development fees earned by the Former Advisor or its subsidiaries in the ordinary course of business. Additionally, the Former Advisor would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. During such period, under the Original Merger Agreement, the Former Advisor was not entitled to receive any other fees from the Company to which it otherwise would have been entitled under the Advisory Agreement.

Amended and Restated Merger Agreement

On April 3, 2006, the Company entered into the Amended Merger Agreement. The Company’s Board approved the Amended Merger Agreement upon the recommendation of a special committee comprised of three of its independent directors. The Amended Merger Agreement amended and restated the Original Merger Agreement. The closing (the “Closing”) of the Amended Merger occurred on June 21, 2006 (the “Merger Closing Date”). Pursuant to the Amended Merger Agreement, Acquisition Sub was the surviving entity and the separate corporate existence of the Former Advisor ceased to exist. Upon the Closing, all of the outstanding shares of capital stock of the Former Advisor (the “Former Advisor Shares”) were converted into 3.6 million of the Company’s shares of common stock, which total number of shares was calculated by dividing $72.0 million by the Per Share Price (as defined in the Amended Merger Agreement), and the Former Advisor Shares ceased to be outstanding and were canceled, retired and ceased to exist. Upon consummation of the Amended Merger, the Former Advisor’s officers and other employees became the Company’s employees. As a result of the consummation of the Amended Merger, the Amended Advisory Agreement between the Company and the Former Advisor was terminated and the Company became self-advised.

Prior to the consummation of the Amended Merger, certain of the Company’s officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Amended Merger, received, directly or indirectly, an aggregate of 3.24 million of the Company’s common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Amended Merger, and received 360,000 common shares of the Company in the Amended Merger. James M. Seneff, Jr., the Chairman of the Board and a director of the Company, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Amended Merger. Prior to the Amended Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of the Company’s common shares in the Amended Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of the Company, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of the Company’s common shares in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of the Company and former officers of the Former Advisor Shares, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Amended Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of the Company, respectively. Prior to the consummation of the Amended Merger, the Former Advisor owned 10,000 common shares of the Company, which were assumed by the Company and retired in connection with the Amended Merger, and a company owned and controlled by Messrs. Seneff and Bourne owned 12,500 common shares of the Company.

Transition Services Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG will provide the Company with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG will charge the Company for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by the Company to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement will terminate on March 31, 2007, unless otherwise extended. The Transition Services Agreement will be terminable without penalty by the Company upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At the Company’s sole option, the Company may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement will also be terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to the Company.

Brand License Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by the Company and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to the Company in the event:

o	Mr. Seneff is involuntarily removed as a member of the Board by the Company’s stockholders or the Board;

o
the Company terminates the Tower II Lease (as defined below), provided that, if the Company’s termination of the Tower II Lease is the result of a material breach by the other party, and CFG or its affiliates terminate the Brand License Agreement, CFG is obligated to pay the Company a $2 million termination fee;

o	the Company is involved in certain extraordinary corporate transactions, such as a merger, a dissolution, or sale of all or substantially all of its assets; or

o	a majority of the Board are persons other than persons for whose election proxies have been solicited by the Board.

Registration Rights Agreement; Lock-Up Letters

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a registration rights agreement with the Former Advisor’s stockholders (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company granted the former stockholders of the Former Advisor (the “Former Advisor Stockholders”) certain registration rights with respect to the common shares they received in the Amended Merger. These registration rights require the Company, on up to two occasions on demand of holders of shares with an aggregate offering price equal to at least $10 million, to use its commercially reasonable best efforts to prepare and file a registration statement within ninety (90) days of the demand that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration. In addition, the Registration Rights Agreement provides that the Company is required to give the holders of registration rights notice at least thirty (30) days prior to the proposed date of filing a registration statement for the offer and sale of common shares for the Company or for any other selling stockholder, and provide these holders with the opportunity to participate and have their common shares included in the registration statement, subject to customary underwriter cutback provisions. This participation right does not apply to registration statements related to an employee benefit plan, a dividend or distribution reinvestment plan or on Form S-4 or Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement provides that the Company will bear all expenses incident to its obligations under the Registration Rights Agreement, other than any underwriting fees, discounts or commissions, or any out-of-pocket expenses of the persons exercising the registration rights, or any transfer taxes relating to the resale of their shares. Notwithstanding the foregoing, the Company will have no obligation to fulfill any registration obligations with respect to the Registration Rights Agreement until one hundred and eighty (180) days after a Listing (as such term is defined in the Registration Rights Agreement).

In connection with their registration rights, on June 21, 2006 each of the Former Advisor Stockholders (other than Five Arrows) entered into the Lock-Up Letters (the “Lock-Up Letters”) in connection with the Amended Merger. The Lock-Up Letters prohibit the direct or indirect Transfer (as such term is defined in the Lock-Up Letters) or public announcement of an intention to Transfer any common shares or any securities convertible into or exercisable or exchangeable for the Company’s common shares or warrants, options or other rights to purchase or otherwise acquire the Company’s common shares the Former Advisor Stockholders may now or later own of record or beneficially (collectively, “Stockholder Shares”) during the first six (6) months after the Merger Closing Date. In addition, the Lock-Up Letters prohibit the direct or indirect Transfer or public announcement of an intention to Transfer of any Stockholder Shares in excess of one-half of the number of common shares received by these Former Advisor Stockholders in the Amended Merger during the period between the six (6) month anniversary and the one (1) year anniversary of the Merger Closing Date.

Pledge and Security Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a pledge and security agreement with the Former Advisor Stockholders (excluding Five Arrows) (the “Pledge and Security Agreement”), pursuant to which the Former Advisor Stockholders (other than Five Arrows) pledged on a pro-rata basis in favor of the Company and Acquisition Sub an aggregate of 750,000 of the Company’s common shares (the “Pledged Shares”) as security for their indemnification obligations under the Amended Merger Agreement. Under the terms of the Pledge and Security Agreement, the Company holds a first priority security interest in the Pledged Shares for a period ending on the later of (i) the fourth anniversary of the Merger Closing Date or (ii) the resolution of all indemnification claims asserted by the Company under the Amended Merger Agreement.

Tower II Lease

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of the Company), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, the Company (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease. The amount reimbursed by the Company was approximately $3.2 million.
Five Arrows Note

Pursuant to the terms of the Amended Merger, on the Merger Closing Date, the Company assumed a note issued by the Former Advisor to Five Arrows (the “Five Arrows Note”), which as of the Merger Closing Date had an outstanding principal balance of $7.625 million, plus accrued but unpaid interest. On June 22, 2006, the Company repaid the Five Arrows Note in full. The Former Advisor had been obligated to make all principal and interest payments under the Five Arrows Note through June 30, 2006.
CHP Note

On the Merger Closing Date and prior to the Amended Merger, the Former Advisor assigned the Promissory Note in the principal amount of $27 million (of which $12 million of principal remains unpaid), issued by the Company to the Former Advisor, to one of its former stockholders. For additional information regarding the Promissory Note, see “Note 7. Related Party Transactions.”

Charter Amendments

On June 20, 2006, at the Special Meeting, the Company’s stockholders approved certain amendments and restatements of the Company’s charter to modify certain provisions of the charter to, among other things, (i) conform more closely to the charters of real estate investment trusts whose securities are publicly traded and listed on the New York Stock Exchange and which are self-advised (“Listed REITs”) and (ii) reflect that the Company has become self-advised. The Special Meeting was adjourned with respect to Proposal III—the Two-Thirds Vote Charter Amendment (“Proposal III”) for the purpose of soliciting additional proxies for this proposal until July 31, 2006 and subsequently to August 3, 2006. The Company filed the corresponding Articles of Amendment and Restatement reflecting these modifications with the State Department of Assessments and Taxation of Maryland (the “SDAT”) on June 21, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the charter was previously disclosed in the Company’s Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

At the August 3, 2006 Special Meeting, Proposal III was approved by the Company’s stockholders, and the Company filed the Articles of Amendment and Restatement reflecting these modifications with the SDAT on August 7, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. For additional information, see “Note 14. Subsequent Events.”

Employment Agreements

The Company entered into employment agreements, which became effective on the effective date of the Amended Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Senior Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (the “Employment Agreements”). Previously, each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting the Company’s confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Company and the respective executive.

Each executive with an employment agreement also received certain additional time-based deferred shares that will vest in four equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009 if he remains in service with the Company on such dates. In addition, each such executive was granted certain additional deferred shares, which are subject to vesting based on the achievement of certain performance criteria. Each such executive is currently an officer of the Company and each has agreed to continue to serve as an officer of the Company.

Deferred Share Grants

Effective on the effective date of the Amended Merger, the Company’s executive officers, Messrs. Hutchison, Griswold, Strickland, Bloom, McMullen, Verbaas, and Patten, received deferred share award grants, pursuant to the terms of each executive’s employment agreement. In addition, on June 22, 2006, 345,600 deferred shares were granted to certain other employees. The amount of deferred shares subject to each deferred share award for the executives and the total for the other employees is set forth below:

Name	Amount of Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250
Marcel Verbaas	120,000
Mark E. Patten	100,000
Other Employees	345,600
Total	2,850,250

The deferred shares are subject to vesting acceleration upon certain terminations of an executive’s employment as provided in the executive’s employment agreement. To the extent a deferred share is not vested at the time of termination of an executive’s employment with the Company, the deferred shares are forfeited.

Bonus Payments

On June 20, 2006, in accordance with the Amended Merger Agreement, the Compensation Committee approved, contingent on the consummation of the Amended Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Amended Merger, became employees of the Company. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to the Company as part of the consummation of the Amended Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom, McMullen, Verbaas and Patten have received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50, $123,750, $121,500 and $52,875, respectively.

13. Stock-Based Compensation:

In 2004, the Company’s stockholders approved and the Company adopted a long-term incentive plan and reserved 5,000,000 shares (after giving effect to the August 2, 2004, reverse stock split) of its common stock for issuance as equity awards pursuant to the terms of its 2004 omnibus long-term incentive plan (the “Long-Term Incentive Plan”). The Long-Term Incentive Plan is administered by the Compensation Committee. The Company records compensation costs for equity awards based upon the fair value of the award on the date of grant as determined under Generally Accepted Accounting Principles generally and SFAS No. 123R specifically. There is currently no readily determinable fair market price since the Company’s common stock is not actively traded on an open market or stock exchange. As a result, the Company has established a deemed price of $20.00 per share.

On June 21, 2006, the Company granted 2,850,250 of deferred shares, comprising approximately 592,000 time-based deferred shares (“Time Based Shares”) and approximately 2,258,250 performance-based deferred shares (“Performance Based Shares”), all of which were outstanding at June 30, 2006.  Such issuances were granted to officers and employees under the Long-Term Incentive Plan. The grant-date fair value of all of the Time Based Shares and of the portion of the Performance Based Shares expected to vest in 2006 is $20.00. With respect to the Time Based Shares issued on June 21, 2006, each executive and other employee becomes vested in the 25 percent of such shares on each of December 31, 2006, 2007, 2008 and 2009.  With respect to the Performance Based Shares, each executive and other employee becomes vested in a maximum 1/7th of such shares on December 31, 2006, and a maximum 2/7th of such shares on each of December 31, 2007, 2008 and 2009, all contingent upon the achievement of performance objectives determined by the Compensation Committee.  The performance criteria for each year after 2006 are to be determined in the first quarter of each year; because of this, the grant-date fair value for the Performance Based Shares vesting on each of December 31, 2007, 2008 and 2009 cannot be currently estimated, and no compensation expense associated with those awards will be recognized in 2006. The grant-date fair value for the portion of the Performance Based Shares vesting in years subsequent to 2006 will be determined on the date that the Compensation Committee sets that particular year’s performance objectives and that the employer and employee have a mutual understanding of the key terms and conditions of the share-based compensation arrangement.

The Company will use a forfeiture rate of zero percent as of June 30, 2006, which reflects management’s determination on that date that substantially all of the shares granted are expected to vest.

The vesting of the deferred share awards may be accelerated in certain circumstances. Common shares of the Company will generally be delivered to the executives and other employees within two and one-half months of the vesting of an installment of the deferred shares, regardless of whether the deferred shares are Time Based Shares and Performance Based Shares.

Compensation expense for the Time Based Shares is measured at the fair value of the underlying stock at the date of grant and is recorded on a straight-line basis over the requisite service period, except for 2006, in which 25 percent of the cost will be amortized over 6.33 months since 25 percent of the stock will vest at December 31, 2006. Pursuant to SFAS No. 123R, the amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. The total amount of compensation cost for the Time Based Shares is expected to be $11.8 million; and will be amortized through December 31, 2009. Compensation expense associated with the Performance Based Shares is also recorded on a straight-line basis over the requisite service period, and is subject to adjustments for changes in estimate relating to the achievement of the established performance goals, which are evaluated at each reporting date. As of June 30, 2006, management has estimated that  approximately 90 percent of the total number of 2006 Performance Based Shares possible will vest based on achievement of objectives. The 2006 compensation costs related to these awards is expected to be $5.8 million for the year ended December 31, 2006, and will be amortized ratably through December 31, 2006.

Compensation expense, net of estimated forfeitures, was $0.4 million for the three and six months ended June 30, 2006, related to the award of both Time Based Shares and Performance Based Shares. There was no expense in the comparable prior year periods.

At June 30, 2006, there were approximately $11.7 million in unamortized deferred compensation costs related to Time Based Shares, with a weighted average remaining term of 3.5 years; and there were approximately $5.5 million in unamortized deferred compensation costs related to the 2006 Performance Based Shares with a weighted average remaining term of 6 months.

In April and May 2006, respectively, the Compensation Committee and the Board, respectively, approved a modification of the stock compensation to be paid to each Independent Director, whereby 500 shares will be granted to each Independent Director per quarter, rather than $10,000 worth of shares being granted to each Independent Director per quarter. During the three months ended June 30, 2006 and 2005, the Company recorded compensation expense of $50,000; during the six months ended June 30, 2006 and 2005, the Company recorded compensation expense of $0.1 million.

14. Subsequent Events:
On July 17, 2006, the Company entered into an agreement with Hersha Hospitality Trust to sell its 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York. The sale price is based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in an estimated net gain to the Company of approximately $17 million. The Company intends to use the net proceeds from the sale primarily to pay down existing debt. The transaction is expected to close in the third quarter of 2006, subject to closing conditions, although there can be no assurance that the sale will be completed.

On August 3, 2006, at the adjourned Special Meeting, the Company’s stockholders approved Proposal III, which provided for (i) the further amendment and restatement of the Company’s charter to modify other provisions of the Company’s charter to, among other things, conform the charter more closely to the charters of Listed REITs and to reflect that the Company has become self-advised, and (ii) certain amendments to the Company’s bylaws to reflect corresponding conforming changes to the bylaws. The Company filed the Articles of Amendment and Restatement reflecting these modifications with the SDAT on August 7, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the Charter was previously disclosed in the Company’s Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

CNL HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Comparability of these unaudited condensed consolidated financial statements is impacted by the disposition of hotel and resort properties during the first six months of fiscal 2005 and the acquisition or disposition of hotel and resort properties during the first six months of fiscal 2006.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the ability to sustain or pay distributions, the expected closing of certain transactions, including, but not limited to, expectations of short-term and long-term liquidity requirements and needs, future stock redemptions, stock issuances under the Amended and Restated Distribution Reinvestment Plan (“DRP”), future possible listing of the Company’s securities on a national securities exchange, future possible public offering of the Company’s securities, the distribution of loan proceeds, application of deposits, the future impact of Hurricane Katrina and other statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” “could,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and/or assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from the Company's expectations, or those described in the forward-looking statements, include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks and the occurrence or perceived likelihood of the occurrence of certain contagious diseases or the pace of recovery of areas affected by hurricanes or other natural disasters or pandemics such as “SARS” or “Bird Flu”, that could affect occupancy rates at our hotel and resort properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements; failure of closing conditions to be satisfied and/or secure certain third-party consents in connection with certain transactions; a change in our planned use of proceeds; changes in the post-closing closing adjustments, pro-rations and costs in connection with our recently completed dispositions and acquisitions; changes in the structure of pending transactions; the outcome of certain litigation; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to continue to negotiate third-party management agreements; changes in interest rates and financial and capital markets; changes in insurance costs, premiums, available insured limits and amount of related deductibles; legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; changes in our business or strategic objectives; stockholders electing to participate in the DRP; requirements relating to the offering of equity securities and such other risk factors as may be discussed in our latest Annual Report on Form 10-K and other reports on file or subsequently filed with the Securities and Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Overview

We are a leading owner of distinctive luxury and upper upscale hotels and resorts. We are focused on owning premier properties managed by the foremost hotel brands in the United States. We also own limited service and extended stay hotels. We are fully-integrated, self-administered and self-advised, and are qualified as a REIT for income tax purposes.

As of June 30, 2006, our portfolio included ownership interests in 92 hotels and resorts (“Properties”) in 29 states, the District of Columbia and Canada, representing a total of over 25,000 rooms, and is diversified by geography and brand affiliation. As of June 30, 2006, we owned 19 of our Properties through interests in seven joint ventures with various third parties which are consolidated subsidiaries. We currently lease 88 Properties to our taxable REIT subsidiary (“TRS”) entities (including TRS entities owned through partnerships), with management performed by third-party management companies, and we lease four Properties to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 21 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands. We own interests in some of the country’s most distinctive luxury resorts, including the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, the Arizona Biltmore Resort & Spa, the Ritz-Carlton at Grande Lakes Resort and the Claremont Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as JW Marriott hotels in Phoenix and Orlando, Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle and Baltimore, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Strategy

Our strategy is to own and develop primarily luxury and upper upscale hotels and resorts. We intend to continue to selectively acquire luxury and upper upscale assets which we believe offer high value potential and in doing so we may recycle our invested capital through opportunistic property sales. We focus on the luxury and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We also believe these types of hotels and resorts currently offer better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management-intensive nature of luxury and upper upscale hotels and resorts provides our experienced asset management team with the opportunity to enhance value and maximize operating results by monitoring performance and suggesting to our third-party management companies practical and creative strategies for creating greater revenue and controlling expenses.

On June 21, 2006, we completed the merger between us and CNL Hospitality Corp., our external advisor prior to the Amended Merger (the “Former Advisor”), whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), a wholly-owned subsidiary of ours (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Amended Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Amended Merger Agreement”), by and among us, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). (For additional information on the Amended Merger see the section under “CNL Hospitality Corp. Merger and Other Matters.”). We believe the merger with our Former Advisor which enabled us to become an integrated self-administered REIT will better position us for future growth. We believe that the internalization of the Former Advisor and continued stabilization of our portfolio will enhance our ability to successfully complete a listing of our shares on a national securities exchange or over-the-counter market (a “Listing”). Since the determination as to the appropriate time to proceed with a Listing is primarily driven by market demand and conditions, it is our intent to position ourselves to respond to market conditions. We may undertake an underwritten offering and/or a Listing at any time now that we have consummated the Amended Merger. It is our present intention to complete a Listing prior to December 31, 2007.

Results of Operations

Factors Affecting Comparability

There are certain factors, primarily due to the following events, that affect the comparability of our results of operations for the three and six months ended June 30, 2006, as applicable, to the three and six months ended June 30, 2005, and to future quarters and of our financial position as of June 30, 2006 relative to our financial position as of December 31, 2005.

On June 17, 2005, we completed the sale of 30 non-strategic Properties to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million.

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to our 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of this devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, we believe it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. As of the date of this filing, we determined that there is no impairment to the value of the underlying assets of the New Orleans JW Marriott. We have comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies, particularly the business interruption coverage, is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which we incurred the lost income from the New Orleans JW Marriott which would impact the comparability of our reported results for some period into the future.

On September 1, 2005, we completed the sale of the five non-strategic Properties to Pyramid Hotel Opportunity Venture LLC (the “Pyramid Sale”), for total gross proceeds of $109 million, resulting in a net gain of approximately $3.0 million, net of a loss on extinguishment of debt of $2.3 million and closing and related transaction expenses.

On November 7, 2005, WB Resort Partners, LP, a partnership in which we held a 49 percent interest, completed the sale of the Waikiki Beach Marriott Resort to an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005, which is an affiliate of Goldman Sachs (the “WBR Sale”), for a purchase price of $279 million, subject to closing proration adjustments as provided in the sale agreement, resulting in a net gain of approximately $46.4 million.

On January 9, 2006, we, through certain of our affiliates, completed the sale of all of our interests in CNL KSL Partners, LP, a partnership which owned the Hotel del Coronado in San Diego, California (the “Hotel Del”) and in CNL KSL North Beach Development, LP, which was developing property adjacent to the hotel (collectively, the “Del Sale”). The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC (collectively, the “Purchaser”), affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with a net gain of approximately $133.7 million. The Del Sale was completed pursuant to the terms of the Purchase and Sale Agreement, dated October 31, 2005, between certain of our affiliates and the Purchaser.

On January 9, 2006, wholly-owned subsidiaries of ours (the “CMBS Borrowers”) obtained a new $1.525 billion loan (the “New CMBS Loan”) from an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off our prior $1.5 billion CMBS loan (the “Prior CMBS Loan”) which had an initial maturity of September 1, 2007. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing costs of the New CMBS Loan. In addition, in connection with paying off the Prior CMBS Loan we wrote off $20.9 million of unamortized loan costs.

On February 24, 2006, we completed the acquisition of the 500-acre Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively, the “GL Resort”) (the “GL Purchase”). The GL Resort was acquired from THI III GL Investments L.L.C. for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. The GL Purchase was completed pursuant to the terms of the Purchase and Sale Agreement, dated December 28, 2005 (as amended on December 30, 2005).

On May 19, 2006, a subsidiary of ours completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC, (“DRR LLC”), one of our unconsolidated entities, which owns Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). We paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $7.4 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing and included approximately $300 million of debt for which we became solely liable.

On April 28, 2006, we completed the sale of our two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million (the “Wyndham Sale”), resulting in an estimated net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group.

On June 16, 2006, we completed the acquisition of the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the 405-room Courtyard San Francisco Downtown hotel. The interest was acquired from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million and included approximately $54.5 million of debt for which we became solely liable.

On June 21, 2006, we completed the Amended Merger between us and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, pursuant to the Amended Merger Agreement. For additional information on the Amended Merger see “CNL Hospitality Corp. Merger and Other Matters.”

In addition to the transactions referenced above, the comparability of our results is impacted generally by seasonality for reasons which include, but are not limited to, the dates upon which certain holidays occur, the seasonal weather, for example in desert locations, or the impact of the occurrence of weather related events.

Comparison of results of operations for continuing operations for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005 are as follows:

	Three Months Ended June 30,
	2006	2005	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$242,028	$197,899	$44,129	22.3%
Food and beverage	126,511	89,871	36,640	40.8
Other hotel and resort operating departments	63,858	48,845	15,013	30.7
Hotel and resort revenues	$432,397	$336,615	$95,782	28.5%
Hotel and resort expenses	303,425	235,524	67,901	28.8
Gross margin	$128,972	$101,091	$27,881	27.6%
Gross margin percentage	29.8%	30.0%	(0.2) ppt	(0.7)%

Other revenues
Rental income from operating leases	$2,388	$2,576	$(188)	(7.3)%
Other income	1,499	335	1,164	347.5
Other income (expenses)
Interest income	$812	$767	$45	5.9%
Interest and loan cost amortization	(57,184)	(48,265)	8,919	18.5
Loss on termination of hedge	--	(1,344)	(1,344)	(100.0)
Transaction costs	(94)	(960)	(866)	(90.2)
Advisor acquisition expense	(80,569)	--	80,569	100.0
Loss on extinguishment of debt	(183)	--	183	100.0
General and administrative	(9,382)	(7,211)	2,171	30.1
State and local taxes	(1,961)	(1,924)	37	1.9
Asset mgmt. fees to related party	(7,212)	(7,352)	(140)	(1.9)
Depreciation and amortization	(53,338)	(44,162)	9,176	20.8

	Six Months Ended June 30,
	2006	2005	Change	% Change
	(amounts in thousands)
Hotel and resort revenues
Room	$476,196	$403,414	$72,782	18.0%
Food and beverage	235,015	186,004	49,011	26.3
Other hotel and resort operating departments	123,533	105,535	17,998	17.1
Hotel and resort revenues	$834,744	$694,953	$139,791	20.1%
Hotel and resort expenses	574,747	476,187	98,560	20.7
Gross margin	$259,997	$218,766	$41,231	18.8%
Gross margin percentage	31.1%	31.5%	(0.4) ppt	(1.3)%

Other revenues
Rental income from operating leases	$4,524	$4,625	$(101)	(2.2)%
Other income	1,788	586	1,202	205.1
Other income (expenses)
Interest income	$2,534	$1,283	$1,251	97.5%
Interest and loan cost amortization	(106,390)	(92,573)	13,817	14.9
Loss on termination of hedge	--	(1,344)	(1,344)	(100.0)
Transaction costs	(190)	(960)	(770)	(80.2)
Advisor acquisition expense	(82,854)	--	82,854	100.0
Loss on extinguishment of debt	(29,315)	--	29,315	100.0
General and administrative	(15,577)	(11,701)	3,876	33.1
State and local taxes	(4,045)	(3,951)	94	2.4
Asset mgmt. fees to related party	(13,728)	(14,718)	(990)	(6.7)
Depreciation and amortization	(103,519)	(88,631)	14,888	16.8

Hotel and Resort Revenues

As of June 30, 2006 and 2005, we owned interests in 88 and 84 consolidated operating Properties leased to our TRS entities, respectively, excluding 38 Properties sold during 2005 and three Properties sold during 2006. Hotel and resort revenues, including room, food and beverage and other operating departments for the three months ended June 30, 2006, were $432.4 million, as compared to $336.6 million for the same period in 2005, an increase of $95.8 million or 28.5 percent. A significant component of the increase, $58.2 million, or 60.7 percent, was due to the addition of the GL Resort, which was acquired in February 2006 and the acquisition of the remaining interests in the DRR Resort in May 2006, and revenue growth of approximately $37.6 million, or 39.3 percent, from the remainder of our portfolio which we also owned in the same period in 2005 driven by increases in our average room rates and hotel occupancy levels as well as food and beverage revenues.

Hotel and resort revenues, including room, food and beverage and other operating departments for the six months ended June 30, 2006, were $834.7 million, as compared to $695.0 million for the same period in 2005, an increase of $139.8 million or 20.1 percent. The increase resulted from a combination of the same factors as discussed in the immediately preceding paragraph with $79.9 million or 57.2 percent of the increase due to the GL Resort and DRR Resort acquisition and $59.9 million or 42.8 percent of the increase due to year-over-year improvements at our existing Properties, net of Properties sold, driven by increases in room rates and hotel occupancy levels as well as food and beverage revenues.

Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the three months ended June 30, 2006, was 29.8 percent compared to 30.0 percent for the comparable prior year period. Our gross margin percentage for all Properties for the six months ended June 30, 2006, as compared to the same period in 2005, decreased slightly to 31.1 percent from 31.5 percent. Our gross margin as a percentage of total hotel and resort revenues remained relatively flat during the three and six month periods ended June 30, 2006 despite significant growth in total revenues and each of the underlying revenue generating operating elements.  Our gross margins in 2006 were impacted by increases in expenses related to property operations, including utilities and property insurance costs, as well as, management fees, and real estate property taxes. In addition, our gross margins in 2006 reflected an increased level of food and beverage revenues, which generally  have a lower gross margin than rooms revenue, and the impact of acquiring the GL Resort and DRR Resort which have lower profit margins reflecting their continued stabilization.

Other Revenues

For the three months ended June 30, 2006 and 2005, revenues generated from rental income from operating leases remained comparable at $2.4 million and $2.6 million, respectively. For the six months ended June 30, 2006 and 2005, revenues generated from rental income from operating leases remained comparable at $4.5 million and $4.6 million, respectively. On April 28, 2006, we completed the sale of our two Wyndham hotels which had been leased to unaffiliated third-party operators on a triple-net basis. Revenue generated from rental income of these Properties has been reclassified to discontinued operations.

During the three months ended June 30, 2006 and 2005, other income was $1.5 million and $0.3 million, respectively. During the six months ended June 30, 2006 and 2005, other income was $1.8 million and $0.6 million, respectively. The increase, almost all of which occurred in the three months ended June 30, 2006 was due primarily to (i) $0.7 million in refunds related to transfer taxes and closing costs and (ii) a $0.7 million reimbursement from Hilton Hotels Corporation (“Hilton”) for capital improvements made pursuant to an amended and restated management agreement we entered into with Hilton in January 2006 (see “Note 4. Hotel and Resort Properties” for more information); partially offset by a $0.4 million write off of a note receivable.

Hotel and Resort Expenses

	Three Months Ended June 30,
	2006	2006 % of Hotel and Resort Revenue	2005	2005 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$56,212	13.0%	$46,110	13.7%
Food and beverage	79,479	18.4	59,068	17.5
Other hotel and resort operating departments	33,925	7.9	29,034	8.6
Property operations	72,249	16.7	58,110	17.3
Repairs and maintenance	17,692	4.1	13,862	4.1
Hotel and resort management fees	16,512	3.8	9,276	2.8
Sales and marketing	27,356	6.3	20,064	6.0
Total hotel and resort expenses	$303,425	70.2%	$235,524	70.0%

	Six Months Ended June 30,
	2006	2006 % of Hotel and Resort Revenue	2005	2005 % of Hotel and Resort Revenue
	(amounts in thousands)
Hotel and Resort Expenses:
Room	$106,499	12.8%	$92,496	13.3%
Food and beverage	148,583	17.8	121,048	17.4
Other hotel and resort operating departments	67,133	8.0	60,158	8.7
Property operations	139,573	16.7	115,734	16.7
Repairs and maintenance	32,790	4.0	27,062	3.9
Hotel and resort management fees	30,778	3.7	19,786	2.8
Sales and marketing	49,391	5.9	39,903	5.7
Total hotel and resort expenses	$574,747	68.9%	$476,187	68.5%

During the three months ended June 30, 2006, hotel and resort expenses increased by $67.9 million or 28.8 percent to $303.4 million, as compared to hotel and resort expenses of $235.5 million for the three months ended June 30, 2005. A significant component of the increase, $66.9 million, or 98.5 percent, was due to the addition of the GL Resort, which was acquired in February 2006 and the acquisition of the remaining interests in the DRR Resort in May 2006, and with the balance of the increase coming from the remainder of our portfolio which we also owned in the same period in 2005. During the six months ended June 30, 2006, hotel and resort expenses increased by $98.6 million or 20.7 percent to $574.7 million, as compared to hotel and resort expenses of $476.2 million for the three months ended June 30, 2005. The increase resulted from a combination of the same factors as discussed in the immediately preceding paragraph with $86.3 million or 87.6 percent of the increase due to the GL Resort and DRR Resort acquisition and $12.2 million or 12.4 percent of the increase due to our existing Properties, net of Properties sold. As a percentage of hotel and resort revenues, total hotel and resort expenses for the three and six-month periods ended June 30, 2006 increased slightly to 70.2 percent and 68.9 percent, respectively, from 70.0 percent and 68.5 percent, respectively. This increase was due primarily to an increase of approximately $3.3 million in our estimate for real estate property taxes for taxable years 2005/2006 and 2006/2007 reflecting rulings by the taxing authorities in California during the second quarter of 2006 regarding the assessed value of one of our resorts acquired in April 2004. In addition, our hotel and resort expenses contain increased property insurance costs, which reflect the unfavorable impact of recent natural disasters.

Other Income and Expenses

Interest income remianed comparable at $0.8 million for the three months ended June 30, 2006 and 2005.  Interest income increased 97.5 percent to $2.5 million for the six months ended June 30, 2006 from $1.3 million for the same prior year period. The increase was primarily due to an increase in the average cash invested during the current year period as compared to the prior year period.

Interest expense and loan cost amortization increased to $57.2 million for the three months ended June 30, 2006 from $48.3 million for the same prior year period. The increase was primarily due to increased borrowings related to the GL Purchase and approximately $0.5 million of interest expense recorded in connection with the liability relating to the Class Action Lawsuit (as defined below). Interest expense and loan cost amortization increased to $106.4 million for the six months ended June 30, 2006 from $92.6 million for the same prior year period. The increase was primarily due to increased borrowings related to the GL Purchase and approximately $1.3 million of interest expense recorded in connection with the contingent liability relating to the Class Action Lawsuit. For additional information regarding the Class Action Lawsuit, see the section under “Commitments and Contingencies.”

For the three and six months ended June 30, 2006, depreciation and amortization expense increased $9.2 million and $14.9 million, respectively, as compared to the same prior year period due to the increase in depreciable assets in connection with the GL Purchase and the DRR Purchase, offset by the assets sold in the Del Sale and the Wyndham Sale.

Asset management fees, reflecting the component of the Payment Agreement (as defined below) attributed to Asset Management Fees (as defined below) and treated as a prepaid asset as of December 31, 2005, decreased $0.1 million and $1.0 million, respectively, during the three and six months ended June 30, 2006, as compared to the same prior year period. As a result of the Amended Merger, we will not incur this expense in future periods.

State and local taxes were $2.0 million and $4.0 million, respectively, for the three and six months ended June 30, 2006, essentially the same as in the prior year periods.

During the three and six months ended June 30, 2005, we recorded expense reductions of $0.7 million related to credit enhancement funding as compared to $0 for the three and six months ended June 30, 2006. The overall decrease in credit enhancement funding during the three and six months ended June 30, 2006, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our applicable Properties. During the three months ended June 30, 2006 and 2005, we recorded base management fee waivers of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2006 and 2005, we recorded base management fee waivers of $0.3 million. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of June 30, 2006, but for the Hilton credit enhancement obtained in 2006, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of June 30, 2006, we had a total of $81.7 million available for funding under our remaining credit enhancements. There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.

During the three months ended June 30, 2006, general and administrative expenses increased to $9.4 million, as compared to $7.2 million for the same period in 2005, an increase of $2.2 million or 30.1 percent. During the six months ended June 30, 2006, general and administrative expenses increased to $15.6 million, as compared to $11.7 million for the same period in 2005, an increase of $3.9 million or 33.1 percent. The increases were primarily due to increased legal costs including costs incurred in connection  with the lawsuit against our current D&O insurance providers. As a percentage of total revenues, general and administrative expense was 2.2 percent and 2.1 percent for the three months ended June 30, 2006 and 2005, respectively. As a percentage of total revenues, general and administrative expense was 1.9 percent and 1.7 percent for the six months ended June 30, 2006 and 2005, respectively.

Advisor acquisition expense was $80.6 million and $82.9 million for the three and six months ended June 30, 2006, respectively which represents the consideration paid to acquire the Former Advisor.

During the three months ended June 30, 2006, we recorded a $0.2 million loss on extinguishment of debt as a result of debt refinancing which occurred in April 2006 related to the Hilton 1 Loan, as defined in the section entitled “Sources of Liquidity and Capital Resources-Common Stock Offerings and Debt Financing.”

During the six months ended June 30, 2006, we recorded a $29.3 million loss on extinguishment of debt as a result of the write off of $20.9 million in unamortized loan costs, $8.2 million of prepayment penalties incurred in connection with the refinancing of our Prior CMBS Loan, and the factors discussed in the preceding paragraph.

Equity in Earnings (Losses) of Unconsolidated Entities

Equity in earnings of unconsolidated entities for the three months ended June 30, 2006 was $1.2 million, compared to equity in  losses of unconsolidated entities for the three months ended June 30, 2005 of $8.7 million. Equity in earnings of unconsolidated entities for the six months ended June 30, 2006 was $2.5 million, compared to equity in the losses of unconsolidated entities for the six months ended June 30, 2005 of $9.2 million. The increase in equity in earnings for both periods is primarily the result of a $15.7 million loss on extinguishment of debt recorded by one of our unconsolidated entities during the first three months of 2005 that did not occur in 2006. Additionally, the results for the three and six months ended June 30, 2006 do not include WB Resort Partners, LP because the entity sold all of its interest in the Waikiki Beach Marriott Resort in November 2005. On May 19, 2006, we completed the purchase of all of the partnership interests in DRR LLC. On June 16, 2006, we completed the CY-SF Purchase.

The following presents our earnings (losses) of unconsolidated entities for the three months ended June 30, 2006 and 2005, and the change during these two periods (in thousands):

Entity	2006	2005	Increase (decrease) in earnings
WB Resort Partners, LP	$—	$(1,286)	$1,286
Desert Ridge Resort Partners, LLC	1,300	(7,299)	8,599
CY-SF Hotel Parent, LP	(213)	(158)	(55)
Other Joint Ventures	135	14	121
Total	$1,222	$(8,729)	$9,951

The following presents our earnings (losses) of unconsolidated entities for the six months ended June 30, 2006 and 2005, and the change during these two periods (in thousands):

Entity	2006	2005	Increase (decrease) in earnings
WB Resort Partners, LP	$—	$(2,331)	$2,331
Desert Ridge Resort Partners, LLC	2,955	(6,200)	9,155
CY-SF Hotel Parent, LP	(639)	(714)	75
Other Joint Ventures	152	24	128
Total	$2,468	$(9,221)	$11,689

Minority Interests

Minority interests in income of consolidated partnerships for the three and six months ended June 30, 2006 were $2.3 million and $5.0 million, respectively, as compared to $2.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2005. The changes are primarily due to fluctuations in the net income of certain consolidated partnerships.

Income Taxes

We recorded income tax expense from continuing operations of $0.7 million and $0.3 million for the three and six months ended June 30, 2006, respectively, and income tax benefit from continuing operations of $3.3 million and $2.0 million for the three and six months ended June 30, 2005, respectively. We recorded income tax of $0 and $3.9 million from discontinued operations during the three months ended June 30, 2006 and 2005. We recorded income tax expense of $0.9 million and of $3.1 million from discontinued operations during the six months ended June 30, 2006 and 2005, respectively. Tax expense was incurred and tax benefits were received as a result of the TRS operations of certain of our Properties. The expense recorded in continuing and discontinued operations for the six months ended June 30, 2006, was due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Discontinued Operations

On April 28, 2006, we completed the sale of our two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in an estimated net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group.

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and 2005. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with a net gain of approximately $133.7 million.

In addition, the results of operations for the 38 Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$384	$82,960	$4,065	$151,202
Expenses	(73)	(59,973)	(2,252)	(118,075)
Write-down of assets	—	(344)	—	(344)
Interest and loan cost amortization	—	(12,148)	(583)	(24,735)
Income from discontinued operations	311	10,495	1,230	8,048
Gain on sale of assets	4,887	49,391	138,606	49,861
Gain on hedge termination	—	—	946	—
Transaction costs	—	(300)	—	(300)
Loss on extinguishment of debt	—	(7,703)	(4,296)	(11,909)
Minority interest	—	(1,584)	1,015	(923)
Income tax (expense) benefit	—	(3,864)	(934)	(3,083)
	$5,198	$46,435	$136,567	$41,694

Earnings Per Share

Earnings per share for the six months ended June 30, 2006, on a basic and fully diluted basis, increased $0.04 from earnings per share of $0.27 for the six months ended June 30, 2005 to earnings per share of $0.31. The increase was primarily due to a gain of approximately $133.7 million from the Del Sale, which increased earnings per share by $0.87; partially offset by the Advisor acquisition expense which represents the consideration paid to acquire our Former Advisor, which reduced earnings per share by $0.54 per share, and a loss on extinguishment of debt of $29.1 million, incurred in connection with the refinancing of our Prior CMBS loan, which further reduced earnings per share by $0.19 per share.

Funds from Operations

We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, except for the add back of the advisor acquisition expense, which represents the consideration paid to acquire the Former Advisor, of $80.6 million and $82.9 million for the three and six months ended June 30, 2006, respectively, which defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures.

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

The following is a reconciliation of net (loss) income to FFO and FFO per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net (loss) income	$(72,770)	$32,874	$46,994	$41,839
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	1,292	3,456	3,430	7,004
Effect of depreciation of real estate assets of minority interests	(2,557)	(3,417)	(5,113)	(6,570)
Depreciation and amortization of real estate assets	51,236	47,454	99,380	98,099
Gain on sale of real estate assets	(4,887)	(49,391)	(138,606)	(49,861)
Advisor acquisition expense	80,569	−	82,854	−
Funds from operations	$52,883	$30,976	$88,939	$90,511
Weighted average shares:
Basic	153,278	152,830	153,083	152,871
Diluted	153,279	152,830	153,084	152,871
FFO per share:
Basic	$0.35	$0.20	$0.58	$0.59
Diluted	$0.35	$0.20	$0.58	$0.59

_______________________
(1)
Funds from operations for the three and six months ended June 30, 2006 do not include $3.9 million and $7.4 million, respectively, in net membership cash flows and include $0.2 million and $29.3 million, respectively, of loss on extinguishment of debt, and approximately $94,000 and $0.2 million, respectively, of transaction costs.

(2)
Funds from operations for the three and six months ended June 30, 2005 do not include $3.0 million and $6.9 million, respectively, in net membership cash flows and include $1.0 million of transaction costs.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization, (“EBITDA”), is defined as income (losses) from continuing operations excluding: (i) interest expense and related loan cost amortization, (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial performance of our portfolio. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties nor does it reflect trends in interest costs due to interest rate changes or increased borrowings. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.

The following is a reconciliation of (loss) income from continuing operations to EBITDA, as defined above, for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
(Loss) income from continuing operations	$(77,968)	$(13,561)	$(89,573)	$145
Adjustments:
Interest and loan cost amortization	57,184	48,265	106,390	92,573
Income tax expense (benefit)	663	(3,256)	259	(2,046)
Depreciation and amortization	53,338	44,162	103,519	88,631
EBITDA	$33,217	$75,610	$120,595	$179,303

_______________________
(1)
Results of operations for the three and six months ended June 30, 2006 do not include $3.9 million and $7.4 million, respectively, in net membership cash flows and include $0.2 million and $29.3 million, respectively, of loss on extinguishment of debt, approximately $94,000 and $0.2 million, respectively, of transaction costs, and $80.6 million and $82.9 million, respectively, of advisor acquisition expense, which represents the consideration paid to acquire the Former Advisor. For additional information regarding advisor acquisition expense see “Results of Operations - Other Income and Expenses.”

(2)
Results of operations for the three and six months ended June 30, 2005 do not include $3.0 million and $6.9 million, respectively, in net membership cash flows and include $1.0 million of transaction costs.

Hotel and Resort Operating Data

The following table presents, by industry classification, our portfolio of 92 Properties and associated inventory of rooms as of June 30, 2006:

Industry Classification	Properties	Rooms
Luxury and Upper Upscale	35	15,590
Upscale	31	5,899
Midscale	26	3,845
Total	92	25,334

During the six months ended June 30, 2006, a significant portion of our hotel and resort revenues were earned from Properties managed by two third-party managers: Marriott International, Inc. and subsidiaries, and Hilton Hotels Corporation and subsidiaries. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of either of these management companies could significantly impact our results of operations.

Our results of operations are highly dependent upon the operations of our Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as revenue per available room (“RevPAR”), average daily room rate (“ADR”) and occupancy. These operating statistics are compared with our historical and budgeted statistics as well as those for our industry and peer groups. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the Property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for many hotels and resorts. We closely monitor what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

The following tables present information related to our Properties by chain scale classification for the three and six months ended June 30, 2006.

Unaudited Property Operating Data—All Properties
For the Three Months Ended June 30, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated TRS(1)
Luxury and Upper Upscale	35	75.9%	$185.32	$140.60
Upscale	28	79.4	114.34	90.78
Midscale	25	74.5	91.10	67.91
Total Consolidated TRS	88	76.4%	$156.20	$119.32
Triple Net Lease(2)	4	78.8	131.11	103.37
Total	92	76.5%	$155.39	$118.82

______________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties
For the Six Months Ended June 30, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated TRS(1)
Luxury and Upper Upscale	35	74.5%	$193.44	$144.09
Upscale	28	77.4	116.02	89.83
Midscale	25	73.2	90.11	65.95
Total Consolidated TRS	88	74.9%	$161.00	$120.58
Triple Net Lease(2)	4	75.9	131.96	100.13
Total	92	74.9%	$160.06	$119.93

_________________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

The following tables present information related to our Comparable Properties, excluding the Hyatt Regency Montreal and JW Marriott New Orleans for the three months ended June 30, 2006, and the Hyatt Regency Montreal for the six months ended June 30, 2006. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 88 Properties comparable for the three and six months ended June 30, 2006.

Unaudited Property Operating Data—Comparable Properties
For the Three Months Ended June 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	31	76.8%	1.5	$181.60	9.1%	$139.39	11.3%
Upscale	28	79.4	--	114.34	10.7	90.78	10.7
Midscale	25	74.5	0.8	91.10	10.1	67.91	11.3
Total Consolidated TRS	84	77.0%	1.0	$150.82	9.7%	$116.09	11.2%
Triple Net Lease(2)	4	78.8	(4.3)	131.11	6.9	103.37	1.4
Total	88	77.0%	0.9	$150.11	9.6%	$115.65	10.9%

_______________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the three months ended June 30, 2006, RevPAR for our 84 Comparable Properties which were leased to TRSs was $116.09, representing an increase of 11.2 percent, as compared to the same period in 2005. This was a result of a 9.7 percent increase in ADR to $150.82 and a 1.0 percentage point increase in occupancy to 77.0 percent.

Total comparable luxury and upper upscale Properties reported a RevPAR increase of 11.3 percent resulting from a 1.5 percentage point increase in occupancy to 76.8 percent and a 9.1 percent increase in ADR to $181.60. A total of 28 of the 31 luxury and upper upscale Properties reported year over year RevPAR increases, including 18 of which had increases of greater than ten percent while three of these Properties reported decreases in RevPAR of 8.0 percent, 10.3 percent and 12.9 percent.

Total comparable upscale Properties reported a RevPAR increase of 10.7 percent resulting from a 10.7 percent increase in ADR to $114.34. A total of 25 of the 28 upscale Properties reported year over year RevPAR increases, including 17 of which had increases of greater than ten percent, while three of these Properties reported decreases in RevPAR of 0.7 percent, 0.8 percent and 26.6 percent.

Total comparable midscale Properties reported a RevPAR increase of 11.3 percent resulting from a 0.8 percentage point increase in occupancy to 74.5 percent and a 10.1 percent increase in ADR to $91.10. A total of 21 of the 25 midscale Properties reported year over year RevPAR increases, including 14 of which had increases of greater than ten percent while four of these Properties reported decreases in RevPAR of 1.7 percent, 2.2 percent, 9.0 percent and 15.5 percent.

Unaudited Property Operating Data—Comparable Properties
For the Six Months Ended June 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	31	75.7%	1.1	$192.33	8.5%	$145.65	10.1%
Upscale	28	77.4	0.7	116.02	11.0	89.83	12.0
Midscale	25	73.2	1.9	90.11	9.0	65.95	11.9
Total Consolidated TRS	84	75.7%	1.1	$157.63	8.9%	$119.29	10.6%
Triple Net Lease(2)	4	75.9	(4.2)	131.96	8.2	100.13	2.5
Total	88	75.7%	1.0	$156.73	9.0%	$118.62	10.3%

_____________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

For the six months ended June 30, 2006, RevPAR for our 84 Comparable Properties which were leased to TRSs was $119.29, representing an increase of 10.6 percent, as compared to the same period in 2005. This was a result of an 8.9 percent increase in ADR to $157.63 and a 1.1 percentage point increase in occupancy to 75.7 percent.

Total comparable luxury and upper upscale Properties reported a RevPAR increase of 10.1 percent resulting from a 1.1 percentage point increase in occupancy to 75.7 percent and an 8.5 percent increase in ADR to $192.33. A total of 29 of the 31 luxury and upper upscale Properties reported year over year RevPAR increases, including 18 of which had increases of greater than ten percent while two of these Properties reported decreases in RevPAR of 11.4 percent and 16.1 percent.

Total comparable upscale Properties reported a RevPAR increase of 12.0 percent resulting from a 0.7 percentage point increase in occupancy to 77.4 percent and an 11.0 percent increase in ADR to $116.02. A total of 26 of the 28 upscale Properties reported year over year RevPAR increases, including 18 of which had increases of greater than ten percent, while two of these Properties reported decreases in RevPAR of 7.4 percent and 9.5 percent.

Total comparable midscale Properties reported a RevPAR increase of 11.9 percent resulting from a 1.9 percentage point increase in occupancy to 73.2 percent and a 9.0 percent increase in ADR to $90.11. A total of 24 of the 25 midscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than ten percent while one of these Properties reported a decrease in RevPAR of 2.3 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of June 30, 2006. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting periods and excludes the Hyatt Regency Montreal and JW Marriott New Orleans; Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For the three and six months ended June 30, 2006, we consider 90 Properties to be Adjusted Comparable Properties.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Three Months Ended June 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	33	76.8%	1.7	$186.78	8.3%	$143.53	10.7%
Upscale	28	79.4	--	114.34	10.7	90.78	10.7
Midscale	25	74.5	0.8	91.10	10.1	67.91	11.3
Total Consolidated TRS	86	77.0%	1.2	$156.03	9.1%	$120.17	10.8%
Triple Net Lease(2)	4	78.8	(4.3)	131.11	6.9	103.37	1.4
Total	90	77.1%	1.0	$155.19	9.1%	$119.62	10.5%

________________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Six Months Ended June 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	33	75.2%	0.4	$198.31	7.7%	$149.16	8.3%
Upscale	28	77.4	0.7	116.02	11.0	89.83	12.0
Midscale	25	73.2	1.9	90.11	9.0	65.95	11.9
Total Consolidated TRS	86	75.4%	0.7	$163.45	8.1%	$123.18	9.2%
Triple Net Lease(2)	4	75.9	(4.2)	131.96	8.2	100.13	2.5
Total	90	75.4%	0.6	$162.41	8.1%	$122.42	9.0%

_______________________________
(1)
The operating results of JW Marriott Desert Ridge Resort and Courtyard San Francisco are reflected in Consolidated TRS as if they were both consolidated for the entirety of the periods presented. In addition, the operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to the Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2006, our principal sources of liquidity were cash flows from operating activities, net proceeds from the disposition of Properties, short-term and long-term borrowings, funding under credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status. Our sources of cash have also included proceeds from the sale of common stock under the terms of our DRP. However, such proceeds during 2006 have been fully utilized to fulfill redemption requests made by our stockholders pursuant to our Amended and Restated Redemption Plan (the “Redemption Plan”). Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our stockholders, is dependent on the proceeds we receive from the DRP. In the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the level of redemption requests currently outstanding, we do not anticipate that proceeds from the DRP will provide an incremental source of cash for the year ended December 31, 2006 or for the foreseeable future thereafter. In addition, we may terminate or suspend the DRP and Redemption Plan at any time at our discretion or for any reason.

Sources of Liquidity and Capital Resources

Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flow from operations, borrowings, cash provided by our credit enhancement arrangements and net cash received from membership deposits. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those which are unencumbered), access to secured or unsecured debt or lines of credit, borrowing restrictions imposed by our existing lenders, as applicable, and the availability of debt from capital markets. All but one of our Properties are currently the collateral under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis.

Common Stock Offerings and Debt Financing

On April 21, 2006, we amended Article VII, Section 7.1 of our charter increasing the total number of shares of capital stock which we are authorized to issue to 3.675 billion (3,675,000,000) shares, consisting of 3 billion common shares, $0.01 par value per share (as described in Section 7.2(b) of the charter), 75 million preferred shares, $0.01 par value per share (as described in Section 7.3 of the charter) and 600 million of excess shares, $0.01  par value per share (as described in Section 7.7 of the charter) (the “Excess Shares”).  Of the 600 million Excess Shares, 585 million are issuable in exchange for common shares and 15 million are issuable in exchange for preferred shares.

During the six months ended June 30, 2006, we raised $18.9 million in proceeds from the sale of common stock under the terms of our DRP. Substantially all of the proceeds from the sale of these shares were used to redeem shares under our Redemption Plan.

In conjunction with our strategy to effectively manage our corporate capital structure as outlined below, we have favorably-refinanced existing indebtedness, as well as obtained new financing to enhance liquidity and/or provide us with liquidity for acquisitions or other strategic activities.

Effective June 30, 2006, we, as parent and guarantor, and CNL Hospitality Partners, LP, a wholly-owned subsidiary of ours, as Borrower, entered into an amendment (the “Revolver Amendment”) with Bank of America, N.A. and the other lenders party thereto, which modified various terms and conditions of the existing $200 million senior secured revolving credit facility, entered into on September 30, 2005 (the “Revolver”).  The syndicate of participating financial institutions also includes Barclay’s Capital, Calyon New York Branch, Citibank North America Inc., Deutsche Bank Trust Company Americas and Wachovia Bank, N.A.

The Revolver Amendment provides for, among other things, (a) an increase in the advance rate on the secured borrowing base, (b) replacement of the existing tiered pricing structure to 30-day LIBOR plus 2.25 percent, (c) modification of the existing covenants to include revising the leverage covenants and lowering the minimum debt coverage ratios, and (d) provision of a negative pledge on our ability to fund under a one-time additional mezzanine advance permitted under our existing New CMBS Loan (described herein) whereby proceeds, if any, under this mezzanine advance would be partially used to reduce the outstanding balance of the Revolver at the time of receiving such proceeds.  Pursuant to an existing provision in the Revolver, the Borrower exercised its right to increase the funding available under the Revolver from $200 million to $240 million. The sub-limit for letters of credit remains at $35 million.

On June 16, 2006, in connection with the CY-SF Purchase, we became solely liable for a $39.7 million mortgage loan collateralized by a first mortgage and lien on all the assets of CY-SF LP (the “San Francisco Loan”). The San Francisco Loan matures on July 1, 2007. The interest rate for the San Francisco Loan is equal to 325 basis points plus the greater of (a) one-month LIBOR or (b) 300 basis points. In addition, we also became solely liable for a $14.8 million loan (the “Mezzanine Loan”), which matures on July 1, 2007. The interest rate for the Mezzanine Loan is equal to 700 basis points plus a base rate (the “Base Rate”). The Base Rate is equal to the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. The San Francisco Loan contains restrictive covenants, as defined in the loan agreement, which require us to (i) incur debt only as permitted, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants.

On May 19, 2006, in connection with the acquisition of all of the remaining partnership interests in DRR LLC, we became solely liable for a $300.0 million loan collateralized by the DRR Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

On April 3, 2006, a consolidated partnership in which we own a 70 percent interest (the “Hilton 1 Partnership”) obtained a new $120 million loan (the “Hilton 1 Loan”) from The Prudential Insurance Company of America.  The Hilton 1 Partnership owns four hotels located in Miami, FL, Costa Mesa, CA, Auburn Hills, MI and Portland, OR.

Approximately $96.5 million of the loan proceeds were used to refinance the existing debt of the Hilton 1 Partnership and to pay costs associated with the Hilton 1 Loan. The remaining proceeds were distributed to the partnership and then to us as a return of capital.

The Hilton 1 Loan bears interest at a fixed rate of 5.47 percent per annum and requires monthly payments of principal and interest based upon a 25-year amortization through maturity, with a balloon payment for the remaining balance due on April 1, 2011. The Hilton 1 Loan is collateralized by the Hilton 1 Partnership’s four Properties and contains restrictive covenants, as defined in the Hilton 1 Loan agreement, which require the Hilton 1 Partnership to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The Hilton 1 Loan also contains customary default provisions.

In conjunction with the GL Purchase completed on February 24, 2006, (as described herein), a wholly-owned subsidiary of ours (the “GL Borrower”) obtained a new $570 million loan (the “GL Loan”) from an affiliate of Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the GL Resort. The GL Loan is collateralized by the two GL Resort properties - the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.

The GL Loan agreement contains restrictive covenants similar to those in our New CMBS Loan agreements, including ones which require the GL Borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The GL Loan has customary default and acceleration provisions.

Pursuant to the GL Loan agreement, the GL Borrower entered into a two-year interest rate protection agreement, for a cash payment of $1.2 million, which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Loan.

On January 9, 2006, the CMBS Borrowers obtained the New CMBS Loan from German American Capital Corporation (“GACC”), an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off the Prior CMBS Loan which had an initial maturity of September 1, 2007, and had also been originated by GACC. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing of the New CMBS Loan. In connection with paying off the Prior CMBS Loan the CMBS Borrowers wrote off $20.9 million of unamortized loan costs.

The New CMBS Loan is collateralized by the following Properties - Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New CMBS Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points (one-month LIBOR was equal to 5.33 percent as of June 30, 2006) on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Prior CMBS Loan agreement, including ones which requires the CMBS Borrower(s) to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions, but also allows an additional $100 million tranche of mezzanine debt under certain conditions.

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

Certain of our loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants in these loan agreements restrict our ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. We were in compliance with all debt covenants as of June 30, 2006.

Membership Deposits

During the six months ended June 30, 2006, our cash flows and financial condition include the receipt of $7.4 million in deposits, including $3.9 million during the second quarter of 2006, representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our Properties. Membership deposits are recognized as a liability. Under our primary membership program, deposits generally become refundable upon:

•	Demand by the member after 30 years in the program;
•	The sale of the member’s home in the resort community when the home buyer purchases a new membership;
•	The member’s withdrawal from the program and a request for a refund under the “Four-for-One” program; or
•	In case of a member’s death, a request for refund by the surviving spouse.

Under the “Four-for-One” program, a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit. However, our obligation to repurchase a membership and refund the deposit occurs only after we have sold four new memberships for each member who has requested a refund under this program. In 2005, certain of our Properties implemented a “One-for-One” program applicable in limited circumstances whereby a member can, upon notification to us, cause us to repurchase his or her membership and refund the related deposit which we would be obligated to repurchase after we have sold one new membership.

Sale of Properties

On April 28, 2006, we completed the Wyndham Sale for $42.5 million, resulting in an estimated net gain of approximately $5.2 million. The two properties were previously leased by us to an affiliate of The Blackstone Group. A portion of the net proceeds from the sale of these two hotels were used in connection with the acquisition of the DRR Resort on May 19, 2006.

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with net gain of approximately $133.7 million. A portion of the net proceeds from the Del Sale were used in connection with the acquisition of the 500-acre Grande Lakes Orlando resort on February 24, 2006.

Uses of Liquidity and Capital Resources

Our short-term and long-term liquidity requirements consist primarily of funding our operating expenses, other expenditures directly associated with our Properties, our corporate operations or paying distributions (including maintaining our status as a REIT), including, not necessarily listed in order of significance:

•	Interest expense and scheduled principal payments on our indebtedness;
•	Capital expenditures to improve or expand our Properties;
•	Existing development and/or renovation activities;
•	Recurring repairs and maintenance expenditures required to maintain our Properties;
•	Refunding membership deposits;
•
Payment of legal fees, settlement payments under the Stipulation (as defined and described in the section, “Commitments and Contingencies”) and other costs in connection with the Class Action Lawsuit and D&O insurance carriers litigation (see “Commitments and Contingencies”) and other proceedings, whether incurred in the ordinary course of business or otherwise;

•	Acquisitions of Properties;
•	Payments on the Promissory Note (see “Additional Information - Related Party Transactions”); and
•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status.

We expect to meet our short-term liquidity needs through a combination of the following, not necessarily listed in order of significance:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment; and
•	Proceeds from the sale of Properties.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action, natural disasters or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our Revolver limit the amount of our distributions to stockholders or repurchase of stock based on cash available for distribution as defined in the Revolver loan agreement. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to June 30, 2006. Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of June 30, 2006. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those that may be unencumbered), access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable (for additional information on debt covenant requirements, see “Common Stock Offerings and Debt Financing”).

Our property level insurance programs are generally subject to renewal during the fourth quarter of 2006. Based upon our initial evaluations, the cost of insurance coverage and related deductible levels appear to be adversely impacted by recent events in certain coastal markets, specifically natural disasters which occurred in the second half of 2005, and the related available insurance coverages appear to be significantly reduced whereby maintenance of our existing policy limits may be commercially unavailable or the cost of maintaining the existing policy limits may be commercially unreasonable. Our short-term and potentially long-term liquidity requirements pertaining to our operating expenses will likely be impacted by these developments whereby our insurance costs will increase significantly, and our deductible levels will increase. This will expose us to additional costs should an event occur requiring coverage as policy limits will be reduced, resulting in exposure to us of an increased potential for uninsured losses.

During the remainder of 2006, we expect to spend $50.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $50.0 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from the sources listed above. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix. If our sources of short-term liquidity are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

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

As of June 30, 2006, approximately $12.5 million and $248.5 million in outstanding debt are due to mature in 2006 and 2007, respectively. We expect to repay this debt from the sources listed above and in some instances we may refinance the debt, although there can be no assurance we will be able to do so.

Distributions

During the six months ended June 30, 2006 and 2005, we declared and paid distributions to our stockholders of $76.5 million and $91.7 million, respectively. As we began reporting in the third quarter of 2004, we anticipated that the distribution rate might be reduced to support our long-term financial goals. On June 16, 2005, our Board of Directors (the “Board”) decided to lower the distribution rate based on its second quarter analysis of our distribution policy.

During the six months ended June 30, 2006, $0.8 million in cash flows from operating activities was generated by credit enhancement funding. Distributions during this period were paid from available cash, including, but not limited to, cash generated from operations and proceeds from asset dispositions.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the next fiscal year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and the avoidance of volatility of distributions. To maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, we are required to make annual distributions to our stockholders of at least 90 percent of our taxable income on a tax basis excluding net capital gains.

Cash Flows

During the six months ended June 30, 2006 and 2005, we generated cash from operations of $143.1 million and $88.9 million, respectively. The increase in cash flows from operations is primarily due to increased property operating performance and to positive changes in net operating assets as compared to the prior year quarter. Included in cash flows from operations is funding from credit enhancements totaling $0.8 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

Cash flows used in investing activities for the six months ended June 30, 2006, was $630.0 million as compared to cash flows provided by investing activities of $359.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, use of cash was primarily driven by the GL Purchase,  DRR Purchase and CY-SF Purchase, offset by the sale of properties, primarily the Del Sale.

Cash flows provided by financing activities during the six months ended June 30, 2006 was $521.5 million, as compared to cash used in financing activities of $444.2 million for the six months ended June 30, 2005. The increase was due primarily to $591.6 million in net proceeds from the GL Loan.

Commitments and Contingencies

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, us, the Former Advisor, certain affiliates of ours and of the Former Advisor, and certain directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to Note 19. “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2006 and to “Note 11. Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2006, for a description of and developments related to the Class Action Lawsuit, which are incorporated herein by reference. Since April 1, 2006, the following material developments have occurred with respect to the Class Action Lawsuit.

On April 3, 2006, after execution of the Amended Merger Agreement (as defined below), counsel for us, the Former Advisor, CNL Securities Corp., and certain of our current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), which set forth the terms of an agreement for the settlement of the Class Action Lawsuit. Subject to Court approval, the terms of the Stipulation provided for the certification of two settlement classes: (i) a class of all persons who purchased or otherwise acquired our securities issued or offered pursuant to or by means of our registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, we and the other defendants have agreed to settle the Class Action Lawsuit.

Under the terms of the Stipulation, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007, $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel sought a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by us into the settlement fund account, totaling approximately $8.75 million, plus expenses (subsequently reduced by the Court to $7.0 million). The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, we and the other defendants who were our directors during the negotiation and execution of the Amended Merger Agreement, the Amended and Restated Renewal Agreement (as defined below), and the Payment Agreement (as defined below) (the “New Agreements”) have acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, we also provided plaintiffs’ counsel with an opportunity to review, for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules and regulations, and comment on our proxy statement relating to a special meeting of our stockholders (the “Special Meeting”) and all related materials. In addition, as a part of the settlement of the Class Action Lawsuit, we agreed to adopt or maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by us to our stockholders to approve an amendment to the charter to extend the date specified in the charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel sought, and was granted by the Court, a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we have agreed to pay as part of the settlement.

The Special Litigation Committee of the Board has determined that (i) the settlement is advisable and in our best interest and approved the settlement and implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors then in effect and under the Amended Advisory Agreement (as defined below), the Defendant Directors and the Former Advisor would be entitled to indemnification in connection with the Class Action Lawsuit and that we should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.

Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel agreed to fully support stockholder approval of the Amended Merger and associated charter amendments as being fair and reasonable, and in the best interests of us and our stockholders.

By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit and scheduled a hearing on July 26, 2006 to determine whether the proposed settlement is fair, reasonable and adequate, and to consider the fee and expense application of the Plaintiffs’ attorneys.

At the hearing held on July 26, 2006, the Court determined the settlement to be fair, reasonable, and adequate, and declared that it will be approved. The Court took the request for attorney fees and expenses under advisement. On August 1, 2006, the Court entered the Order Granting Final Approval of the Settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the Proxy Class claims, reducing the fee award for the Purchaser Class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.

   We accrued $34.2 million for the Settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005. During the three and six months ended June 30, 2006, we recognized approximately $0.5 million and $1.3 million, respectively, in interest expense pertaining to the accrued liability. During the three months ended June 30, 2006, we advanced $0.25 million, in accordance with the Stipulation, to cover certain costs and expenses related to the Settlement.

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

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of our subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against us.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in our favor and remanded the matter back to the trial court.  While we continue to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006 we reached an agreement with Carmel Valley to settle all of its claims against us for an immaterial amount.  In exchange for our payment, Carmel Valley will provide the Company with a full and complete release of all pending and possible claims related to this matter.

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

As of June 30, 2006, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, we expect to spend $50.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $50.0 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from operations and/or long-term borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of June 30, 2006, we were not able to redeem, pursuant to its Redemption Plan, all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of July 18, 2006, there was a total of approximately 8.3 million shares of common stock, or approximately $158.5 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the second quarter of 2006 and are now being held for redemption in future quarters. We redeem shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under our Amended and Restated Distribution Reinvestment Plan (“DRP”). In the quarterly period ended June 30, 2006, funds received from the DRP totaled $9.4 million, substantially all of which were utilized to honor redemption requests. The DRP and Redemption Plan may be terminated or suspended at any time by us at our discretion or for any reason.

As discussed above in “Results of Operations - Factors Affecting Comparability,” in August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the New Orleans JW Marriott. We have comprehensive insurance coverage for property damage and business interruption through Marriott, the third-party operator of the property. The process for making claims under these policies, particularly the business interruption coverage, is currently underway as of June 30, 2006. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders. Further, our inability to obtain or renew insurance coverage with sufficient insured limits may cause us to be in violation of certain of our debt agreements and our third-party management agreements which would require us Company to seek relief or waiver of such terms.

CNL Hospitality Corp. Merger and Other Matters

Original Merger Agreement

In April 2004, we entered into a merger agreement with, among others, the Former Advisor, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of the Former Advisor into a wholly-owned subsidiary of ours (the “Original Merger”) and was approved by our stockholders at the 2004 Annual Meeting of Stockholders. The Original Merger Agreement provided that during the period from its execution, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, the Former Advisor would earn and be paid the following fees: (a) monthly Asset Management Fees as described below and (b) development fees earned by the Former Advisor or its subsidiaries in the ordinary course of business. Additionally, the Former Advisor would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. During such period, under the Original Merger Agreement, the Former Advisor was not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement.

Amended and Restated Merger Agreement

On April 3, 2006, we entered into the Amended Merger Agreement. Our Board approved the Amended Merger Agreement upon the recommendation of a special committee comprised of three of our independent directors. The Amended Merger Agreement amended and restated the Original Merger Agreement. The closing (the “Closing”) of the Amended Merger occurred on June 21, 2006 (the “Merger Closing Date”). Pursuant to the Amended Merger Agreement, Acquisition Sub was the surviving entity, and the separate corporate existence of the Former Advisor ceased to exist. Upon the Closing, all of the outstanding shares of capital stock of the Former Advisor (the “Former Advisor Shares”) were converted into 3.6 million of our common shares, which total number of shares was calculated by dividing $72 million by the Per Share Price (as defined in the Amended Merger Agreement), and the Former Advisor Shares ceased to be outstanding and were canceled, retired and ceased to exist. Upon consummation of the Amended Merger, the Former Advisor’s officers and other employees became our employees. As a result of the consummation of the Amended Merger, the Amended Advisory Agreement (as defined below) between us and the Former Advisor was terminated and we became self-advised.

Prior to the consummation of the Amended Merger, certain of our officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Amended Merger, received, directly or indirectly, an aggregate of 3.24 million of our common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Amended Merger, and received 360,000 common shares of ours in the Amended Merger. James M. Seneff, Jr., the Chairman of the Board and a director of ours, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Amended Merger. Prior to the Amended Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of our common shares in the Amended Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of ours, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of our common shares in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of ours and former officers of the Former Advisor, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Amended Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of ours, respectively. Prior to the consummation of the Amended Merger, the Former Advisor owned 10,000 common shares of ours, which were assumed by us and retired in connection with the Amended Merger, and a company owned and controlled by Messrs. Seneff and Bourne owned 12,500 common shares of ours.

Transition Services Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG will provide us with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG will charge us for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by us to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement will terminate on March 31, 2007, unless otherwise extended. The Transition Services Agreement will be terminable without penalty by us upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At our sole option, we may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement will also be terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to us.

Brand License Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by us and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to us in the event:

o	Mr. Seneff is involuntarily removed as a member of our Board by our stockholders or the Board;

o
we terminate the Tower II Lease (as defined below), provided that, if our termination of the Tower II Lease is the result of a material breach by the other party, and CFG or its affiliates terminate the Brand License Agreement, CFG is obligated to pay us a $2 million termination fee;

o	we are involved in certain extraordinary corporate transactions, such as a merger, a dissolution, or sale of all or substantially all of our assets; or

o	a majority of the Board are persons other than persons for whose election proxies have been solicited by the Board.

Registration Rights Agreement; Lock-Up Letters

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a registration rights agreement with the Former Advisor’s stockholders (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we granted the former stockholders of the Former Advisor (the “Former Advisor Stockholders”) certain registration rights with respect to the common shares they received in the Amended Merger. These registration rights require us, on up to two occasions on demand of holders of shares with an aggregate offering price equal to at least $10 million, to use our commercially reasonable best efforts to prepare and file a registration statement within ninety (90) days of the demand that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration. In addition, the Registration Rights Agreement provides that we are required to give the holders of registration rights notice at least thirty (30) days prior to the proposed date of filing a registration statement for the offer and sale of common shares for us or for any other selling stockholder, and provide these holders with the opportunity to participate and have their common shares included in the registration statement, subject to customary underwriter cutback provisions. This participation right does not apply to registration statements related to an employee benefit plan, a dividend or distribution reinvestment plan or on Form S-4 or Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement provides we will bear all expenses incident to our obligations under the Registration Rights Agreement, other than any underwriting fees, discounts or commissions, or any out-of-pocket expenses of the persons exercising the registration rights, or any transfer taxes relating to the resale of their shares. Notwithstanding the foregoing, we will have no obligation to fulfill any registration obligations with respect to the Registration Rights Agreement until one hundred and eighty (180) days after a Listing (as such term is defined in the Registration Rights Agreement).

In connection with their registration rights, on June 21, 2006 each of the Former Advisor Stockholders (other than Five Arrows) entered into the Lock-Up Letters (the “Lock-Up Letters”) in connection with the Amended Merger. The Lock-Up Letters prohibit the direct or indirect Transfer (as such term is defined in the Lock-Up Letters) or public announcement of an intention to Transfer any common shares or any securities convertible into or exercisable or exchangeable for our common shares or warrants, options or other rights to purchase or otherwise acquire our common shares the Former Advisor Stockholders may now or later own of record or beneficially (collectively, “Stockholder Shares”) during the first six (6) months after the Merger Closing Date. In addition, the Lock-Up Letters prohibit the direct or indirect Transfer or public announcement of an intention to Transfer of any Stockholder Shares in excess of one-half of the number of common shares received by these Former Advisor Stockholders in the Amended Merger during the period between the six (6) month anniversary and the one (1) year anniversary of the Merger Closing Date.

Pledge and Security Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a pledge and security agreement with the Former Advisor Stockholders (excluding Five Arrows) (the “Pledge and Security Agreement”), pursuant to which the Former Advisor Stockholders (other than Five Arrows) pledged on a pro-rata basis in favor of us and Acquisition Sub an aggregate of 750,000 of our common shares (the “Pledged Shares”) as security for their indemnification obligations under the Amended Merger Agreement. Under the terms of the Pledge and Security Agreement, we hold a first priority security interest in the Pledged Shares for a period ending on the later of (i) the fourth anniversary of the Merger Closing Date or (ii) the resolution of all indemnification claims asserted by us under the Amended Merger Agreement.

Employment Agreements

We entered into employment agreements, which became effective on the effective date of the Amended Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Senior Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (the “Employment Agreements”). Previously, each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting our confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between us and the respective executive.

Each executive with an employment agreement also received certain additional time-based deferred shares that will vest in four equal installments on December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009 if he remains in service with us on such dates. In addition, each such executive was granted certain additional deferred shares, which are subject to vesting based on the achievement of certain performance criteria. Each such executive is currently an officer of ours and each has agreed to continue to serve as an officer of ours.

Tower II Lease

On June 21, 2006, in connection with the consummation of the Amended Merger, we assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of ours), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, we (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease. The amount reimbursed by us was approximately $3.2 million.

Five Arrows Note

Pursuant to the terms of the Amended Merger, on the Merger Closing Date, we assumed a note issued by the Former Advisor to Five Arrows (the “Five Arrows Note”), which as of the Merger Closing Date had an outstanding principal balance of $7.625 million, plus accrued but unpaid interest. On June 22, 2006, we repaid the Five Arrows Note in full. The Former Advisor had been obligated to make all principal and interest payments under the Five Arrows Note through June 30, 2006.

CHP Note

On the Merger Closing Date and prior to the Amended Merger, the Former Advisor assigned the Promissory Note (as defined below) in the principal amount of $27 million (of which $12 million of principal remains unpaid), issued by us to the Former Advisor, to CREG, one of its former stockholders. For additional information regarding the Promissory Note, see “Additional Information - Related Party Transactions” below.

Charter Amendments

On June 20, 2006, at the Special Meeting, our stockholders approved certain amendments and restatements of our charter to modify certain provisions of the charter to, among other things, (i) conform more closely to the charters of real estate investment trusts whose securities are publicly traded and listed on the New York Stock Exchange and which are self-advised (“Listed REITs”) and (ii) reflect that we have become self-advised. The Special Meeting was adjourned with respect to Proposal III—the Two-Thirds Vote Charter Amendment (“Proposal III”) for the purpose of soliciting additional proxies for this proposal until July 31, 2006 and subsequently to August 3, 2006. We filed the corresponding Articles of Amendment and Restatement reflecting these modifications with the State Department of Assessments and Taxation of Maryland (the “SDAT”) on June 21, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the charter was previously disclosed in our Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

At the August 3, 2006 Special Meeting, Proposal III was approved by our stockholders. For additional information, see “Events Subsequent to June 30, 2006” below.

Deferred Share Grants

Effective on the effective date of the Amended Merger, our executive officers, Messrs. Hutchison, Griswold, Strickland, Bloom, McMullen, Verbaas, and Patten, received deferred share award grants, pursuant to the terms of each executive’s employment agreement. In addition, on June 22, 2006, 345,600 deferred shares were granted to certain other employees. The amount of deferred shares subject to each deferred share award for the executive officers and the total for the other employees is set forth below:

Name	Amount of Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250
Marcel Verbaas	120,000
Mark E. Patten	100,000
Other Employees	345,600
Total	2,850,250

The deferred shares are subject to vesting acceleration upon certain terminations of an executive’s employment as provided in the executive’s employment agreement. To the extent a deferred share is not vested at the time of termination of an executive’s employment with the Company, the deferred shares are forfeited.

Bonus Payments

On June 20, 2006, in accordance with the Amended Merger Agreement, the Compensation Committee approved, contingent on the consummation of the Amended Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Amended Merger, became employees of ours. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to us as part of the consummation of the Amended Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom, McMullen, Verbaas and Patten received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50, $123,750, $121,500 and $52,875, respectively.

Events Subsequent to June 30, 2006

On July 17, 2006, we entered into an agreement with Hersha Hospitality Trust to sell our 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York. The sale price is based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in an estimated net gain to us of approximately $17 million. We intend to use the net proceeds from the sale primarily to retire existing debt. The transaction is expected to close in the third quarter of 2006, subject to closing conditions, although there can be no assurance that the sale will be completed.

On August 3, 2006, at the adjourned Special Meeting, our stockholders approved Proposal III, which provided for (i) the further amendment and restatement of our charter to modify other provisions of our charter to, among other things, conform our charter more closely to the charters of Listed REITs and to reflect that we have become self-advised, and (ii) certain amendments to our bylaws to reflect corresponding conforming changes to the bylaws. We filed the Articles of Amendment and Restatement reflecting these modifications with the SDAT on August 7, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications of the Charter was previously disclosed in our Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

Off-Balance Sheet Arrangements

At June 30, 2006, we have severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt is not reflected as a liability on our consolidated balance sheet.

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

Contractual Cash Obligations

The following table represents our contractual cash obligations and future potential commitments, and the estimated related payment periods as of June 30, 2006 (in thousands):

Contractual Cash Obligations	Less than 1 Year		1-3 Years	3-5 Years*	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)	$17,365		$930,036	$2,600,653	$47,868	$3,595,922
Interest expense	131,460		506,368	394,755	146,622	1,179,205
Capital lease obligations	1,103		2,227	39	--	3,369
Litigation settlement	8,950	**	31,300	--	--	40,250
	$158,878		$1,469,931	$2,995,447	$194,490	$4,818,746

  * In January 2006, we refinanced approximately $1.5 billion of the scheduled maturities in mortgages and other notes payable pursuant to which the long-term borrowing will mature in 2011.

** Estimated timing of payment, although no assurance can be given that payment will occur during this period.

Capital expenditures remained generally unchanged at June 30, 2006 compared to December 31, 2005.

Additional Information
Related Party Transactions

Pursuant to our Advisory Agreement, effective as of April 1, 2004 between us and the Former Advisor (the “Advisory Agreement”), the Former Advisor provided management services relating to our business, the Properties and, if applicable, any mortgage loans we may have provided to other hotel and resort operators. On March 31, 2005, we entered into an agreement with the Former Advisor (the “Renewal Agreement”), with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. On December 30, 2005, we and the Former Advisor also entered into an Amended and Restated Renewal Agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). On March 30, 2006, we and the Former Advisor entered into a renewal agreement with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.

Under the terms of the Amended Advisory Agreement, which terminated upon the closing of the Amended Merger, the Former Advisor was responsible for assisting us in: negotiating leases; permanent financing; mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provided; inspecting the Properties and the tenants' or managers’ books and records; and responding to tenants' or managers’ inquiries and notices. The Former Advisor also provided us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, the Former Advisor was entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee was calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in Properties, exclusive of Acquisition Fees (as described herein) paid to the Former Advisor and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we paid the Former Advisor for the PD&C Services reflected a negotiated percentage (typically four to five percent) of anticipated project costs and may have included an incentive fee based on the amount a project was completed under the anticipated project costs. The fees we paid the Former Advisor for Administrative Services were predetermined based upon an hourly rate for the specific personnel of the Former Advisor or its affiliates performing such services for us. For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, the Former Advisor received an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of the Amended and Restated Renewal Agreement, the Acquisition Fee applicable under the Advisory Agreement for services rendered by the Former Advisor was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, the Former Advisor may have received a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee would only have been paid if our stockholders had received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to the Former Advisor were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement between us and the Former Advisor.

On December 30, 2005, we and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement. The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by us to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date, the Former Advisor assigned the Promissory Note to one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. We have capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million has been treated as prepaid Asset Management Fees which have been recognized ratably over the first six months of 2006. In the three and six months ended June 30, 2006, we recognized approximately $7.2 million and $13.7 million, respectively, of the prepaid Asset Management Fees as Asset Management Fee expense.

On April 3, 2006, we entered into the Amended Merger Agreement. On June 21, 2006, we completed the Amended Merger. For information regarding this agreement and related matters, please see section “Commitments and Contingencies—CNL Hospitality Corp. Merger and Other Matters.”

In April and May 2006, respectively, the Compensation Committee and the Board each approved a modification of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack F. Kemp, J. Douglas Holladay and Craig M. McAllaster (each an “Independent Director”), whereby 500 shares will be granted to each Independent Director per quarter, instead of $10,000 worth of shares to each Independent Director per quarter.

As of June 22, 2006, we entered into indemnification agreements with all of our directors and certain of our officers, namely James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. The indemnification agreements require, among other things, that we indemnify these officers and directors, to the fullest extent permitted by applicable law, for their actions and decisions on behalf of us, our subsidiaries and affiliates, as the case may be, to the extent such decisions and actions are performed on our behalf. The indemnification agreements also require that we advance to these officers and directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted.

In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to our charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the six months ended June 30, 2006, we received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.

On May 19, 2006, a subsidiary of ours completed its acquisition of the remaining interests in DRR LLC, which owns all of the equity of DR Subsidiary, the owner of the DRR Resort. One of the members of DRR LLC was DRR Ltd., a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. For additional information, please see “Note 1. Organization.” and “Note 5. Investments in Unconsolidated Entities.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt:
Fixed rate	$11,307	$176,004	$212,984	$232,629	$233,259	$1,404,697	$2,270,880	$2,157,786
Average interest rate	7.11%	6.98%	6.39%	6.21%	6.74%	5.76%
Variable rate	$1,150	$72,518	$38,531	$41,968	$302,822	$868,053	$1,325,042	$1,325,042
Average interest rate	7.63%	9.50%	9.35%	6.55%	7.58%	7.57%
Total debt	$12,457	$248,522	$251,515	$274,597	$536,081	$2,272,750	$3,595,922

The weighted average effective interest rate on mortgages and other notes payable was approximately 6.52 percent and 7.30 percent as of June 30, 2006 and December 31, 2005, respectively. We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans including from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements. Substantially all of our variable rate debt is hedged with interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of June 30, 2006 and December 31, 2005 would have resulted in additional annualized interest costs of $2.3 million and $0, respectively, due to the impact of interest rate protection agreements.

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

(b) Changes in Internal Controls Over Financial Reporting

During the second quarter of 2006, in connection with the completion of the Amended Merger, which resulted in us having our own employees, we commenced the implementation of processes and controls associated with the payment of salaries, wages and benefits, including, but not limited to, deferred compensation, health benefits, insurance programs and a 401K plan. Also during the quarter ended June 30, 2006, as part of the integration of Hilton as third-party manager of the Resorts, as defined and discussed in “Note 4. Hotel and Resort Properties,” Hilton implemented certain of its financial and operating systems applicable to the operation of the Resorts, and the related processes and controls.  We expect certain other activities related to the integration of the Former Advisor to continue in the third quarter of 2006.

The above activities, but for the implementation of processes and controls pertaining to having our own employees, did not modify or change our internal controls over financial reporting for the three months ended June 30, 2006, and otherwise there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings.

Information with respect to this Item 1 of Part II is incorporated by reference to Note 11 of the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the factors set forth below, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors are the only material changes to the risk factors described in the Form 10-K referenced above.

We may acquire properties from or may compete with affiliates of our Former Advisor for properties.

Although we are now self-advised as a result of the Amended Merger, we are still subject to certain conflicts of interest. Certain entities that were affiliated with the Former Advisor could seek to acquire properties that satisfy our acquisition criteria. As a result, we may decide not to pursue the acquisitions of properties we would otherwise seek to acquire in order to avoid bidding against such an entity. While certain of these entities have agreed not to engage in activities within the U.S., Canada or Europe relating to the ownership, acquisition, development or management of luxury and upper upscale hotels and resorts until June 21, 2013, such agreements are subject to certain exceptions. In particular, CNL Income Properties (“CIP”) is likely to seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, such a leisure property could contain a hotel or resort that satisfies our acquisition criteria. CIP is permitted to make investments in such leisure properties where 50 percent or more of revenues from the property in question will be generated by luxury and upper upscale hotels provided that CIP offers us a right of first refusal to participate in such offer. We may acquire properties from entities that were affiliated with the Former Advisor, including through joint ventures, which may give rise to a conflict between us and such an entity whereby the interests of the other entity regarding their financial position may differ from ours. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.

Our Chairman and Vice-Chairman of the Board Will Have Competing Demands on Their Time and Attention.

Mr. Seneff, Chairman of the Board, and Mr. Bourne, Vice Chairman of the Board, are also officers and directors of CFG, its subsidiaries and other CNL-affiliated REITs. They will not devote all of their attention to us and could take actions that are more favorable to these other entities than to us. They also separately own minority interests in two hotels and resorts that we do not own. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —CNL Hospitality Corp. Merger and Other Matters”; and “— Additional Information — Related Party Transactions.”

Our Earnings Per Share Will Decrease as a Result of the Amended Merger.

Our earnings in the near term will decrease as a result of (i) the Amended Merger consummated on June 21, 2006, because of with the non-cash charge to earnings we incurred for the portion of the Amended Merger consideration allocated, for accounting purposes, as the cost for terminating the Amended Advisory Agreement, and (ii) the charge pertaining to stock compensation costs associated with deferred shares issued in connection with the Employment Agreements. While we no longer incur certain fees and expenses previously paid to the Former Advisor as a result of becoming self-advised, our expenses include the compensation and benefits of our officers and the other employees previously paid by the Former Advisor. Further, our earnings per share will decrease in the near term due to the additional expenses recognized. In addition, upon consummation of the Amended Merger on June 21, 2006, we issued (i) 3.6 million of our common shares representing approximately 2 percent of our outstanding common shares as of the date of the consummation of the Amended Merger, and (ii) long-term incentive stock awards in the form of deferred shares under the terms of the Employment Agreements, which will have a dilutive effect on our current stockholders. If the expenses we assume as a result of the Amended Merger are higher than we anticipate, our net income per share may be lower as a result of the Amended Merger than it otherwise would have been.

We May Be Exposed to Risks to Which We Have Not Historically Been Exposed.

The consummation of the Amended Merger exposes us to risks to which we have not historically been exposed. Our general and administrative costs will increase as a result of becoming self-advised. If we fail to raise and/or invest additional capital, or if performance of our properties declines, we may not be able to cover this new overhead. Under the Amended Advisory Agreement, the responsibility for such overhead was borne by the Former Advisor.

           As a result of the consummation of the Amended Merger, we now directly employ persons who were employees of the Former Advisor and have established a new defined contribution retirement plan. As of June 30, 2006, we had approximately 115 employees. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances and we bear the costs of the establishment and maintenance of such plans.

In addition, we may be exposed to risks associated with the business of CNL Hotel Development Company. Previously, all risks associated with development services were borne either by CNL Hotel Development Company or the Former Advisor.

Costs Associated with the Advisor’s Personnel After Internalization May Exceed the Fees Previously Paid by Us to the Advisor for Such Services.

Prior to the consummation of the Amended Merger, we incurred fees under the Amended Advisory Agreement for, among other things, management, advisory, acquisition and development services provided by the Former Advisor. As a result of the consummation of the Amended Merger, we no longer pay these fees. We instead directly incur the operating and related costs incurred previously by the Former Advisor. No assurance can be given that the cost to us of internalizing the Former Advisor’s personnel will not exceed the fees that would have been payable to the Former Advisor under the Amended Advisory Agreement in effect prior to consummation of the Amended Merger.

Our Acquisition of “C” Corporations Might Cause Us to Fail to Qualify as a REIT.

In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have, at the end of any taxable year, current or accumulated earnings and profits carried over from any “C” corporation. Prior to the Amended Merger, the Former Advisor distributed all of its estimated current and accumulated earnings and profits to its stockholders. Additionally, the Former Advisor has represented, and we have received written confirmation from our independent accountants, that the Former Advisor should not have had any current or accumulated earnings and profits as of June 21, 2006, the Effective Time of the Amended Merger. Nevertheless, if the Internal Revenue Service (“IRS”) were to successfully assert that we did acquire current or accumulated earnings and profits from the Former Advisor, or any other “C” corporation, and failed to distribute all of such earnings and profits during our taxable year in which the Amended Merger or other transaction in which it was asserted such earnings and profits were acquired occurred, we would fail to qualify as a REIT for the taxable year in which such earnings and profits were acquired, for any subsequent taxable years during which we held such acquired earnings and profits, and the four taxable years following any such year, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to have been acquired from the Former Advisor or other “C” corporation, plus any required interest charge. In order to make such an additional distribution, we could be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, our net assets, our earnings, and our distributions to our stockholders would be substantially reduced because of our increased tax liability.

The Amended Merger Might Limit Future Acquisitions or Dispositions of Certain Types of Assets.

Assets of the Former Advisor acquired in the Amended Merger consist primarily, if not entirely, of assets that do not qualify as real estate assets for purposes of the REIT asset tests, and completion of the Amended Merger decreased the percentage of qualified REIT assets owned by us. The decrease in the percentage of qualified REIT assets we now own may limit our ability to acquire additional properties where a significant amount of the value of such property is attributable to nonqualified real estate assets or to dispose of a significant number of properties with values consisting primarily of qualified real estate

We Are Dependent on Key Personnel Whose Continued Service is Not Guaranteed.

We rely on a small number of persons who comprise our existing senior management, particularly Messrs. Hutchison and Griswold, to implement our business and investment strategies. While we have entered into the Employment Agreements with seven members of our senior management, including Messrs. Hutchison and Griswold, which became effective upon consummation of the Amended Merger, they may nevertheless cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

Natural disasters; Uninsured and underinsured losses, the costs of insurance or our ability to renew existing coverage could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.

We, the third-party tenants or the third-party management companies maintain insurance on each of our Properties, including coverage for general liability, umbrella liability, workers’ compensation and Property damage (including earthquake, flood, business income and ordinance coverage) under policies we believe are commercially available and customarily obtained by Property owners. Some of our Properties are located in areas of the country where they may experience hurricane or high-wind activity, are subject to earthquake activity or subject to the risk of other natural disasters. Of the Properties located in areas of high seismic or high-wind risk, some were constructed under building codes that were less stringent with regard to earthquake or high-wind related requirements than current building codes. An earthquake or hurricane could cause significant uninsured damage to these Properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake or high-wind insurance are insured subject to policy limits and deductibles that we believe are customarily obtained by Property owners.

However, insurance for certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, may be or become either unavailable or unavailable at our current insured levels, too difficult to obtain or not commercially reasonable. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders. Further, our inability to obtain or renew insurance coverage with sufficient insured limits may cause us to be in violation of certain of our debt agreements and our third-party management agreements which would require us to seek relief or waiver of such terms. Also, we may not be able to obtain financing if a lender were to require that we purchase this type of insurance coverage as a condition to a financing and we were unable to obtain such coverage.

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

There can be no assurances that an insurance company will agree that a loss is covered or pay us promptly or at all for a loss. We may incur significant costs in attempting to cause insurance companies to pay for losses. If any of these events occur or other circumstances occur with respect to other types of insurance policies, the costs of insurance may increase significantly, we may incur costs to obtain relief under our contractual agreements with lenders or we may be exposed to greater levels of uninsured losses each of which could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan *
April 1, 2006 through April 30, 2006	—	—	—	7,643,801
May 1, 2006 through May 31, 2006	—	—	—	7,643,801
June 1, 2006 through June 30, 2006	494,501	$19.00	494,501	5,654,565
Total	494,501		494,501
__________________________________
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

Redemption of Shares. Per our amended and restated redemption plan, effective June 16, 2004 (the “Redemption Plan”), prior to such time, if any, as a listing of our shares on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for not less than one year (other than the Former Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the estimated offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available from Amended and Restated Distribution Reinvestment Plan (the “DRP”) proceeds. The DRP may be terminated by us at anytime. If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the DRP (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use for redemptions up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock during such quarter. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the six months ended June 30, 2006, we were not able to redeem all of the shares for which redemption requests were submitted. As of July 18, 2006, there was a total of 8.3 million shares, or approximately $158.5 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the second quarter of 2006 and are now being held for redemption in future quarters.

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

Item 3. Defaults upon Senior Securities.
Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of our stockholders was held in Orlando, Florida on June 20, 2006 (“June 20 Meeting”).

Three proposals were submitted to a vote of stockholders. Proposals I and II were approved by our stockholders of record at the June 20 Meeting. The number of votes cast for and against, as well as the number of abstentions as to each of Proposals I and II at the June 20 Meeting is set forth below:

Proposal I - The Amended Merger Proposal: A proposal to approve the amended merger between us and the Former Advisor, whereby the Former Advisor will be merged with and into CNL Hotels & Resorts, LLC (“Acquisition Sub”) pursuant to an amended and restated agreement and plan of merger, entered into as of April 3, 2006, by and among us, Acquisition Sub, the Former Advisor, the stockholders of the Former Advisor identified therein, CNL Financial Group, Inc. and CNL Hospitality Properties Acquisition Corp.;

For	Against	Abstentions
86,407,421	2,517,891	4,698,541

Proposal II - The Majority Vote Charter Amendment Proposal: A proposal to approve certain amendments and restatements of our charter that require the affirmative vote of the holders of a majority of our outstanding common shares to modify certain provisions to conform more closely to the charters of REITs whose securities are publicly traded and listed on the New York Stock Exchange, Inc., and which are self-advised (“Listed REITs”), and, if the Amended Merger Proposal is approved and the amended merger is consummated, to reflect that we have become self-advised;

For	Against	Abstentions
85,626,439	2,777,498	5,219,915

Proposal III - The Two-Thirds Vote Charter Amendment Proposal: A proposal to approve (i) other amendments and restatements of our charter, which require the affirmative vote of the holders of at least two-thirds of our outstanding common shares, to modify certain other provisions to conform more closely to the charters of Listed REITs, and, if the Amended Merger Proposal is approved and the amended merger is consummated, to reflect that we have become self-advised, and (ii) certain amendments to our bylaws to reflect corresponding conforming changes to our bylaws, some of which require the affirmative vote of the holders of a majority of our outstanding common shares.

At the June 20 Meeting, Proposal III did not receive a sufficient vote for approval. At the June 20 Meeting, our stockholders approved the adjournment of the Special Meeting to July 31, 2006 for the purpose of soliciting additional proxies with respect to Proposal III (“July 31 Meeting”).

At the July 31 Meeting, we announced that Proposal III did not receive a sufficient vote for approval and the stockholders approved the further adjournment of the Special Meeting until August 3, 2006 (“August 3 Meeting”). At the August 3 Meeting, Proposal III was approved by our stockholders of record. The number of votes for and against, as well as the number of abstentions to Proposal III is set forth below:

For	Against	Abstentions
102,993,438	3,633,928	5,694,997

Item 5. Other Information.
Inapplicable.

Item 6. Exhibits.
The following documents are filed as part of this report.

(a)	Exhibits

2.1
Amended and Restated Agreement and Plan of Merger dated as of April 3, 2006 by and among CNL Hotels & Resorts, Inc., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, CNL Financial Group, Inc., CNL Hotels & Resorts Acquisition, LLC, and CNL Hospitality Properties Acquisition Corp. and exhibits thereto (Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed May 12, 2006 and incorporated herein by reference.)

3.1
Articles of Amendment and Restatement of CNL Hotels & Resorts, Inc. dated August 7, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2006 and incorporated herein by reference.)

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

3.6
Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant's Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

4.1
Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed with the SEC on June 8, 2006 and incorporated herein by reference.)

4.2
Registration Rights Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas and CNL Hotels & Resorts, Inc. (Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

4.3
Pledge and Security Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas, CNL Hotels & Resorts, Inc., CNL Hotels & Resorts Acquisition, LLC (Previously filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.1
$120,000,000 Promissory Note dated as of April 3, 2006 by AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers) issued to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.121 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.2
$120,000,000 Mortgage dated as of April 3, 2006 by AH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.122 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.3
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.123 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.4
$120,000,000 Multi-state Mortgage and Security Agreement dated as of April 3, 2006 by HMA Hotel Partners, LP, PH Hotel Partners, LP, AH Hotel Partners, LP and CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.124 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.5
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by PH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.6
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.128 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.7
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and John A. Griswold, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.129 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.8
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.130 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.9
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Barry A. N. Bloom, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.131 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.10
Purchase and Sale Agreement between Marriott Hotel Services, Inc. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.132 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.11
Purchase and Sale Agreement between Desert Ridge Resort, Ltd. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.133 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.12
Stipulation of Settlement In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.134 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.13
Employment Letter between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated May 19, 2006 (Previously filed as Exhibit 10.135 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.14
Employment Agreement between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated as of June 1, 2006 (Previously filed as Exhibit 10.136 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.15	Employment Agreement between CNL Hotels & Resorts, Inc. and Mark E. Patten, dated as of June 15, 2006 (Filed herewith.)
10.16	Employment Agreement between CNL Hotels & Resorts, Inc. and Marcel Verbaas, dated as of June 15, 2006 (Filed herewith.)
10.17
Transition Services Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Financial Group, Inc. (Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.18
Brand License Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Intellectual Properties, Inc. (Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.19
Third Amendment to $200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Filed herewith.)

10.20
Form of Indemnification Agreement between CNL Hotels & Resorts, Inc. and its directors and officers effective June 22, 2006. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. (Filed herewith.)

10.21
CNL Center Tower II Office Lease Agreement, dated as of November 23, 2005, by and between CNL Plaza II, Ltd. and CNL Hospitality Corp., assumed by the Registrant on June 21, 2006 in connection with the merger of CNL Hospitality Corp. with and into a wholly-owned subsidiary of the Registrant (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2006.

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
MARK E. PATTEN
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
2.1
Amended and Restated Agreement and Plan of Merger dated as of April 3, 2006 by and among CNL Hotels & Resorts, Inc., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, CNL Financial Group, Inc., CNL Hotels & Resorts Acquisition, LLC, and CNL Hospitality Properties Acquisition Corp. and exhibits thereto (Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed May 12, 2006 and incorporated herein by reference.)

3.1
Articles of Amendment and Restatement of CNL Hotels & Resorts, Inc. dated August 7, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2006 and incorporated herein by reference.)

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

3.6
Amendment No. 4 to the Bylaws of CNL Hotels & Resorts, Inc. dated May 13, 2005 (Previously filed as Exhibit 3.9 to the Registrant's Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference).

4.1
Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed with the SEC on June 8, 2006 and incorporated herein by reference.)

4.2
Registration Rights Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas and CNL Hotels & Resorts, Inc. (Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

4.3
Pledge and Security Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas, CNL Hotels & Resorts, Inc., CNL Hotels & Resorts Acquisition, LLC (Previously filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.1
$120,000,000 Promissory Note dated as of April 3, 2006 by AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers) issued to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.121 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.2
$120,000,000 Mortgage dated as of April 3, 2006 by AH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.122 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.3
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.123 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.4
$120,000,000 Multi-state Mortgage and Security Agreement dated as of April 3, 2006 by HMA Hotel Partners, LP, PH Hotel Partners, LP, AH Hotel Partners, LP and CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.124 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.5
$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by PH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.6
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.128 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.7
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and John A. Griswold, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.129 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.8
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.130 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.9
Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Barry A. N. Bloom, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.131 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.10
Purchase and Sale Agreement between Marriott Hotel Services, Inc. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.132 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.11
Purchase and Sale Agreement between Desert Ridge Resort, Ltd. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.133 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.12
Stipulation of Settlement In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.134 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.13
Employment Letter between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated May 19, 2006 (Previously filed as Exhibit 10.135 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.14
Employment Agreement between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated as of June 1, 2006 (Previously filed as Exhibit 10.136 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.15	Employment Agreement between CNL Hotels & Resorts, Inc. and Mark E. Patten, dated as of June 15, 2006 (Filed herewith.)
10.16	Employment Agreement between CNL Hotels & Resorts, Inc. and Marcel Verbaas, dated as of June 15, 2006 (Filed herewith.)
10.17
Transition Services Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Financial Group, Inc. (Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.18
Brand License Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Intellectual Properties, Inc. (Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.19
Third Amendment dated as of June 30, 2006 to $200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels and Resorts, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Filed herewith.)

10.20
Form of Indemnification Agreement between CNL Hotels & Resorts, Inc. and its directors and officers effective June 22, 2006. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. (Filed herewith.)

10.21
CNL Center Tower II Office Lease Agreement, dated as of November 23, 2005, by and between CNL Plaza II, Ltd. and CNL Hospitality Corp., assumed by the Registrant on June 21, 2006 in connection with the merger of CNL Hospitality Corp. with and into a wholly-owned subsidiary of the Registrant (Filed herewith.)

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