Form 10-Q
period 2006-11-13
CNL Hotels & Resorts, Inc.
filed 2006-11-14
CIK 1017022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

The number of shares of common stock outstanding as of November 1, 2006 was 156,476,232.

CNL HOTELS & RESORTS, INC.

Signatures	76
Exhibits	77

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	September 30, 2006	December 31, 2005

ASSETS
Hotel and resort properties, net	$5,037,766	$3,934,408
Assets held for sale	—	492,538
Cash and cash equivalents	114,094	81,656
Restricted cash	104,546	113,923
Receivables, less allowance for doubtful accounts of $1,919 and $1,806, respectively	142,438	88,334
Goodwill	511,004	509,174
Intangibles, less accumulated amortization of $24,776 and $17,549, respectively	329,496	336,723
Prepaid expenses and other assets	66,708	102,774
Loan costs, less accumulated amortization of $30,271 and $38,951, respectively	21,122	29,252
	$6,327,174	$5,688,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,608,114	$2,583,734
Liabilities associated with assets held for sale	—	436,557
Accounts payable and accrued expenses	261,058	174,529
Accrued litigation settlement	30,564	34,151
Other liabilities	25,648	24,169
Distributions and losses in excess of investments in unconsolidated entities	445	2,600
Due to related parties	12,491	27,000
Membership deposits	241,410	229,809
Total liabilities	4,179,730	3,512,549
Commitments and contingencies
Minority interests	122,401	114,860
Stockholders’ equity:
Preferred stock, without par value Authorized and unissued 75,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 600,000 shares	—	—
Common stock, $.01 par value per share Authorized 3,000,000 shares; issued 163,497 and 158,417 shares, respectively; outstanding 156,476 and 152,882 shares, respectively	1,566	1,530
Capital in excess of par value	2,818,023	2,743,073
Accumulated distributions in excess of net income	(800,828)	(689,022)
Accumulated other comprehensive income	6,282	5,792
Total stockholders’ equity	2,025,043	2,061,373
	$6,327,174	$5,688,782

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Room	$216,786	$184,787	$688,912	$584,398
Food and beverage	90,968	66,678	325,983	252,682
Other hotel and resort operating departments	50,345	37,932	173,855	143,450
Rental income from operating leases	3,164	3,879	7,688	8,504
Other income	―	855	1,787	1,441
	361,263	294,131	1,198,225	990,475
Expenses:
Room	54,431	45,270	160,083	136,922
Food and beverage	68,960	50,505	217,543	171,555
Other hotel and resort operating departments	32,187	26,216	99,298	86,357
Property operations	76,132	62,316	214,697	177,118
Repairs and maintenance	17,923	13,755	50,601	40,724
Hotel and resort management fees	12,155	8,443	42,814	28,132
Sales and marketing	24,625	19,238	73,932	59,097
Credit enhancement funding	(1,375)	(985)	(1,375)	(1,716)
General operating and administrative	13,563	7,936	29,139	19,587
State and local taxes	1,877	1,200	5,923	4,996
Asset management fees to related party	―	6,646	13,728	21,364
Depreciation and amortization	57,367	45,047	160,372	133,166
	357,845	285,587	1,066,755	877,302

Operating profit	3,418	8,544	131,470	113,173

Interest income	889	1,201	3,422	2,484
Interest and loan cost amortization	(62,391)	(49,289)	(168,110)	(141,283)
Gain (loss) on termination of hedges	―	202	―	(1,142)
Advisor acquisition expense	(614)	―	(83,468)	―
Transaction costs	(229)	(2,865)	(419)	(3,825)
Loss on extinguishment of debt	(16)	(2,153)	(29,331)	(2,153)

Loss before equity in earnings (losses) of unconsolidated entities, minority interests, and (expense) benefit from income taxes	(58,943)	(44,360)	(146,436)	(32,746)
Equity in earnings (losses) of unconsolidated entities	11	(3,990)	2,479	(13,210)
Minority interests	(222)	228	(4,990)	(4,435)
Loss from continuing operations before (expense) benefit from income taxes	(59,154)	(48,122)	(148,947)	(50,391)
(Expense) benefit from income taxes	(317)	323	(575)	2,369
Loss from continuing operations	(59,471)	(47,799)	(149,522)	(48,022)
Discontinued operations, net of income taxes	16,257	29,185	153,302	71,214
Net (loss) income	$(43,214)	$(18,614)	$3,780	$23,192
(Loss) earnings per share of common stock
Basic:
Continuing operations	$(0.38)	$(0.31)	$(0.97)	$(0.31)
Discontinued operations	0.10	0.19	0.99	0.46
	$(0.28)	$(0.12)	$0.02	$0.15
Diluted:
Continuing operations	$(0.38)	$(0.31)	$(0.97)	$(0.31)
Discontinued operations	0.10	0.19	0.99	0.46
	$(0.28)	$(0.12)	$0.02	$0.15
Weighted average number of shares of common stock outstanding:
Basic	156,476	152,876	154,226	152,873
Diluted	156,476	152,876	154,226	152,873

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2006 and year ended December 31, 2005
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

CNL HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—CONTINUED

Nine months ended September 30, 2006 and year ended December 31, 2005

(UNAUDITED) (in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions in	Accumulated other
	Number of shares	Par value	excess of par value	excess of net income (loss)	comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373
Subscriptions received for common stock through distribution reinvestment plan	1,487	15	28,231	—	—	28,246
Issuance of common stock (to Board of Directors)	3	—	60	—		60
Retirement of common stock	(1,496)	(15)	(28,428)	—	—	(28,443)
Issuance of common stock (related to merger)	3,600	36	71,964	—	—	72,000
Stock compensation expense	—	—	4,308	—	—	4,308
Stock issuance costs	—	—	(1,185)	—	—	(1,185)
Net income	—	—	—	3,780	—	3,780	$3,780
Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(1,326)	(1,326)	(1,326)
Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(1)	(1)	(1)
Translation adjustment from foreign operations	—	—	—	—	1,817	1,817	1,817
Total comprehensive income							$4,270
Distributions declared and paid ($0.75 per share)	—	—	—	(115,586)	--	(115,586)
Balance at September 30, 2006	156,476	$1,566	$2,818,023	$(800,828)	$6,282	$2,025,043

See accompanying notes to condensed consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine months Ended September 30,
		2006	2005
Net cash provided by operating activities		$175,752	$146,439

Cash flows from investing activities:
Additions to hotel and resort properties		(106,890)	(80,845)
Acquisition of Grande Lakes		(735,613)	―
Acquisition of joint venture interests		(72,580)	―
Sale of or interests in hotel and resort properties		229,193	599,014
Increase in restricted cash		22,710	(44,370)
Payment of acquisition-related costs		―	(1,719)
Net cash (used in) provided by investing activities		(663,180)	472,080

Cash flows from financing activities:
Proceeds from mortgage loans		2,215,000	401,548
Proceeds from line of credit		68,000	73,000
Repayments of mortgage loans		(1,611,270)	(897,419)
Repayments of other notes payable		(14,874)	―
Payment of loan costs		(15,507)	(7,682)
Payment of prepayment penalties		―	(6,092)
Payment to acquire cash flow hedges		(3,495)	(3,870)
Proceeds from sale of cash flow hedges		4,500	850
Payments on capital lease obligations		(805)	(667)
Subscriptions received from stockholders		28,306	33,684
Distributions to stockholders		(115,586)	(129,910)
Distributions to minority interest net of contributions		(1,135)	(28,486)
Redemption or retirement of common stock		(28,443)	(33,685)
Payment of stock issuance costs		(1,185)	(35)
Payment of due to related parties		(10,998)	―
Net cash provided by (used in) financing activities		512,508	(598,764)

Net increase in cash and cash equivalents		25,080	19,755

Cash and cash equivalents at beginning of period		81,656	107,067

Net decrease in cash and cash equivalents of assets held for sale		7,358	―

Cash and cash equivalents at end of period		$114,094	$126,822

Supplemental schedule of non-cash investing activities:

Amounts incurred but not paid for construction in progress	$	―	$1,507

Supplemental schedule of non-cash financing activities:

Distributions declared but not paid to minority interest		$2,237	$5,831

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

As of September 30, 2006, the Company owned 73 hotel and resort properties directly and 18 Properties through consolidated equity investments (“Properties”). The Company leases 87 of its Properties to wholly-owned taxable REIT subsidiary (“TRS”) entities (the “TRS Lessees”), which contract with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining four Properties are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from the operating leases for these Properties is included in consolidated results of operations.

On January 9, 2006, the Company, through certain of its affiliates, completed the sale of all of its interests in CNL KSL Partners, LP, a partnership which owned the Hotel del Coronado in San Diego, California (the “Hotel Del”), and in CNL KSL North Beach Development, LP, which was developing property adjacent to the hotel (collectively, the “Del Sale”). The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, the Company received net proceeds of approximately $167 million with a net gain of approximately $132.4 million and one of its consolidated subsidiaries was relieved of $400.0 million of debt.

On February 24, 2006, the Company completed the purchase of the 500-acre Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively the “GL Resort”) for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. For additional information see “Note 3. 2006 Acquisitions.”

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in a net gain of approximately $5.2 million. For additional information see “Note 6. Discontinued Operations.”

On May 19, 2006, a subsidiary of the Company completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC (“DRR LLC”), which owns all of the equity of Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing. Upon closing, a subsidiary of the Company became liable for approximately $300 million of debt. For additional information see “Note 3. 2006 Acquisitions” and “Note 5. Investments in Unconsolidated Entities.”

On June 16, 2006, the Company acquired the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the Courtyard San Francisco Downtown hotel, from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million. Upon closing, a subsidiary of the Company became liable for approximately $54.5 million of debt. For additional information see “Note 3. 2006 Acquisitions” and “Note 5. Investments in Unconsolidated Entities.”

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

On September 29, 2006, the Company completed the sale of its 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York to Hersha Hospitality Trust. The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and a net gain to the Company of approximately $17 million. In addition, one of the Company’s consolidated subsidiaries was relieved of approximately $15.7 million of debt.

2. Summary of Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three and nine months ended September 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and each of its wholly-owned subsidiaries and entities in which the Company has (a) a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), (b) is the primary beneficiary as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) or (c) satisfies the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46, has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 or the limited partners have the ability to dissolve or liquidate the partnership or otherwise remove the general partner or have substantive participating rights under EITF 04-5.

Reclassification—Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has included the results of operations for the Properties sold during 2005 and 2006 in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005. In addition, the December 31, 2005 condensed consolidated balance sheet has been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale. These reclassifications had no impact on net income (loss) or stockholders’ equity. In addition, operating results for three of the Company’s properties are now being reported consistent with classifications utilized by the Hilton Hotels Corporation (“Hilton”) due to the change in management for these Properties. As a result, certain hotel revenues and expenses have been reclassified during 2006. These reclassifications are considered immaterial.

Change in Accounting Estimate— During the nine months ended September 30, 2006, the Company recognized an additional $3.3 million in property tax expense related to a change in accounting estimate for real estate property taxes for taxable years 2005/2006 and 2006/2007 resulting from rulings by the taxing authorities in California during the second quarter of 2006 regarding the assessed value of one of the Company’s resorts acquired in April 2004.

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

	September 30,	December 31,
	2006	2005
Furniture, fixtures and equipment reserves	$65,354	$50,592
Renovations and repositioning	4,145	38,240
Taxes and insurance escrow	9,865	6,841
Deposits	17,990	12,104
Reserve funds required by lenders	6,768	5,899
Deferred compensation	424	247
	$104,546	$113,923

Earnings Per Share—Basic and diluted net (loss) income per share is calculated based on the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Numerator:
Loss from continuing operations	$(59,471)	$(47,799)	$(149,522)	$(48,022)
Discontinued operations, net of income taxes	16,257	29,185	153,302	71,214
Net (loss) income available to common shareholders	(43,214)	(18,614)	3,780	23,192

Denominator:
Basic and diluted weighted average number of common shares (1)(2)	156,476	152,876	154,226	152,873

(Loss) income per share data:

Basic and diluted loss from continuing operations	$(0.38)	$(0.31)	$(0.97)	$(0.31)
Basic and diluted income from discontinued operations	$0.10	$0.19	$0.99	$0.46
Basic and diluted net (loss) income	$(0.28)	$(0.12)	$0.02	$0.15

(1)
For the three and nine months ended September 30, 2006, the potential dilution from the Company’s outstanding common stock equivalents was anti-dilutive to the loss from continuing operations per share calculation, and consequently the Company excluded 0.6 million deferred shares from the computation of diluted earnings per share.

(2)	For the three and nine months ended September 30, 2005, the Company did not have any Common Stock Equivalents.

Stock-Based Compensation—The Company accounts for stock-based employee and non-employee director compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). For deferred share awards and stock grants, the Company measures compensation expense based on its estimated fair value of its common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense is recognized using the straight-line method over the vesting period. For additional information, see “Note 13. Stock-Based Compensation.”

New Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS No. 123R were effective for the Company as of January 1, 2006. Since the Company’s only share-based payment transactions prior to January 1, 2006 were limited to stock grants to the Company’s Independent Directors, the adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations, financial position, or cash flows. For additional information see “Note 13. Stock-Based Compensation.”

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The cumulative effect, if any, of applying the provisions of SFAS 157 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2008. The Company is currently assessing the impact of the adoption of this statement.

Also in September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

3.	2006 Acquisitions:

Grande Lakes - The Company completed the acquisition of the GL Resort on February 24, 2006, for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. In connection therewith, and as part of the acquisition, the seller’s interest in the existing management agreements for the two GL Resort properties and the golf operation was assigned to a newly formed TRS of the Company.

The Company financed this transaction, including closing costs and transaction fees of approximately $9.5 million, by using approximately $198.5 million in cash and by obtaining a $570 million loan (the “GL Loan”) with an annual interest rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 5.32 percent as of September 30, 2006) on the remaining $235 million. For additional information see “Note 9. Indebtedness.”

Fair values of assets acquired and liabilities assumed at the date of acquisition of the GL Resort were based on appraisals and valuation studies from independent third-party consultants, the latter of which was finalized during the third quarter of 2006. The values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotel and resort properties	$762,154
Cash and cash equivalents	6,657
Restricted cash	5,504
Prepaid expenses and other assets	2,974
Receivables	5,211
Total assets acquired	782,500

LIABILITIES
Accounts payable and accrued expenses	14,329
Total liabilities assumed	14,329
Net assets acquired	$768,171
Net of cash	$761,514

CNL Hospitality Corp. Merger - On June 21, 2006, the Company completed the Amended Merger of the Company and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, with Acquisition Sub being the surviving entity. The following summarizes the fair values of the assets acquired and liabilities assumed which have been allocated based on the historical financial statements of the Former Advisor and the initial estimates of fair value which have been determined by the Company (in thousands):

ASSETS
Property, plant and equipment	$4,866
Prepaid expenses and other assets	415
Total assets acquired	5,281
LIABILITIES
Accrued expenses	3,245
Other liabilities	37
Note payable	7,625
Total liabilities assumed	10,907
Net liabilities assumed	$5,626

The difference between the purchase price and the net assets acquired, of approximately $83.5 million has been treated as the cost to terminate a contract and is recorded as advisor acquisition expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006. The Company has not completed its determination of whether any of the purchase price should be allocated to identifiable intangible assets. The Company has engaged a consultant to conduct a valuation study of such intangible assets to determine fair values, if any, attributable to these items. Consequently, this allocation is preliminary and may not be indicative of the final allocation by the Company. A change in the final allocation from what is presented here may result in a decrease in contract termination expense and additional amortization expense related to identified intangible assets in future periods.

Other acquisitions - On May 19, 2006, a subsidiary of the Company completed the DRR Purchase. The purchase price approximated fair value of the net assets acquired. Upon closing, this subsidiary of the Company became liable for approximately $300.0 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $102.7 million has been reflected as an increase to hotel and resort properties in the accompanying condensed consolidated balance sheet as of September 30, 2006.

On June 16, 2006, the Company completed the CY-SF Purchase. The purchase price approximated fair value of the net assets acquired. Upon closing, a subsidiary of the Company became liable for approximately $54.5 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $0.2 million has been reflected as a decrease to hotel and resort properties in the accompanying condensed consolidated balance sheet as of September 30, 2006.

The consolidated financial statements include the operating results of the GL Resort, DRR LLC and CY-SF LP from their respective dates of acquisition; and include the operating results (after elimination of the Former Advisor’s revenues and the costs incurred by the Company to the Former Advisor) of the Company’s wholly-owned subsidiary after its merger with the Former Advisor from June 21, 2006, the completion date of the Amended Merger. The following presents the unaudited consolidated pro forma results of operations of the Company assuming the GL Resort, DRR LLC and CY-SF LP acquisitions and the Amended Merger had occurred on January 1, 2005 (in thousands, except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues (1)	$361,263	$348,178	$1,303,681	$1,218,202
Net (loss) income	(43,214)	(32,410)	(34,149)	10,849
Net (loss) income per share:
Basic	$(0.28)	$(0.21)	$(0.22)	$0.07
Diluted	$(0.28)	$(0.21)	$(0.22)	$0.07
Weighted average shares:
Basic	156,476	156,466	156,474	156,463
Diluted	156,476	156,466	156,474	156,463
___________________

(1)	Revenues are generated solely from hotel operations.

4. Hotel and Resort Properties:

Properties, other than Properties reported as discontinued operations, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$1,078,730	$787,271
Building and improvements	3,936,744	3,136,317
Furniture, fixtures and equipment	500,368	381,901
	5,515,842	4,305,489
Less: accumulated depreciation	(561,647)	(413,544)
Construction in progress	83,571	42,463
	$5,037,766	$3,934,408

On January 31, 2006, the Company, through various affiliates, entered into amended and restated management agreements for three of its Properties: Grand Wailea Resort Hotel & Spa; Arizona Biltmore Resort & Spa; and La Quinta Resort & Club (collectively, the “Resorts”) with an affiliate of Hilton (the “Amended Management Agreements”). The Amended Management Agreements became effective as of February 1, 2006.

The Amended Management Agreements provide, among other things, for reimbursement by Hilton to the Company of certain owner-funded capital improvements at two of the Resorts, up to an aggregate of $20.0 million. As of September 30, 2006, the Company had recorded approximately $1.0 million of reimbursements as deferred income, which will be recognized ratably over the life of the Amended Management Agreements.

Hilton also entered into a separate guaranty agreement with affiliates of the Company providing, among other things, that Hilton guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, periodic payments to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the periodic operating performance threshold levels specified in the guaranty. As of September 30, 2006, approximately $1.4 million had been funded under the guaranty agreement and recognized as credit enhancement funding in the Statement of Operations.

The term of each management agreement generally ranges between 10 and 20 years, with up to two, ten-year renewal options. Typically, under the management agreements, the third-party management company receives a base management fee expressed as a percentage of gross revenues of the subject Property for each fiscal year and an incentive management fee expressed as a percentage of operating profit above a specified level of the subject Property for each fiscal year. The Amended Management Agreements are generally consistent with the aforementioned terms and conditions.

 In addition, pursuant to the arrangements with Hilton, the Resorts have been designated with a new brand introduced by Hilton, “The Waldorf=Astoria Collection”, and participate in certain Hilton programs, including technology programs, the Hilton HHonors® guest reward program, the Hilton Reservations Worldwide system, eBusiness programs, world-wide sales and marketing programs, and certain other operations support.

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the Company’s 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in the fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of the devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, the Company believes it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. The Company, in conjunction with certain provisions of its management agreements with Marriott, has comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which the Company has incurred the lost income from the New Orleans JW Marriott which would impact the comparability of the Company’s reported results for some period into the future.

5. Investments in Unconsolidated Entities:

On October 31, 2006, the Company completed the sale of its partnership interests in CNL Plaza, Ltd. and in CNL Plaza Venture, Ltd., two affiliated entities that own an office building in which the Company was formerly a tenant. Prior to the sale, CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. were unconsolidated entities of the Company. For additional information, see “Note 7. Related Party Transactions.”

On May 19, 2006 and June 16, 2006, the Company completed the DRR Purchase and the CY-SF Purchase, respectively, and accordingly, the operating results for DRR LLC and CY-SF LP have been included in the Company’s consolidated statement of earnings since their respective dates of acquisition. Prior to their respective acquisition dates, each of these equity method investments was unconsolidated.

The following presents a summarized unaudited condensed balance sheet for the Company’s remaining unconsolidated entities as of September 30, 2006 (dollars in thousands):

Other Joint Ventures (a)

Building and equipment	$44,715
Other assets	22,801
Mortgages and other notes payable	73,515
Other liabilities	1,526
Partners’ deficit	(7,525)
Carrying amount of investment	(445)
Company’s ownership interest at end of period	9.90%

The following presents unaudited condensed balance sheets for the Company’s unconsolidated entities as of December 31, 2005 (dollars in thousands):

	Desert Ridge Resort Partners, LLC (b)	WB Resort Partners, LP (c)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total

Hotel and resort properties	$236,266	$—	$72,601	$16,391	$325,258
Other assets	28,654	1,750	3,910	69,820	104,134
Mortgages and other notes payable	300,000	—	54,853	74,794	429,647
Other liabilities	14,817	1,024	15,906	420	32,167
Partners’ (deficit) capital	(49,897)	726	5,752	10,997	(32,422)
Carrying amount of investment	(15,672)	605	4,545	7,922	(2,600)
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% - 50.00%

The following presents a summarized unaudited condensed statement of operations for the Company’s remaining unconsolidated entities for the three months ended September 30, 2006 (dollars in thousands):

Other Joint Ventures (a)
Revenues	$ 2,574
Cost of sales	(782)
Expenses	(1,715)
Net income	$ 77
Income allocable to the Company	$ 11

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities including Other Joint Ventures for the nine months ended September 30, 2006 and for each of DRR LLC and CY-SF Hotel Parent, LP from January 1, 2006 through the applicable acquisition dates (dollars in thousands):

	Desert Ridge Resort Partners, LLC (b)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$56,373	$11,367	$8,232	$75,972
Cost of sales	(20,625)	(3,930)	(2,625)	(27,180)
Expenses	(29,032)	(8,738)	(4,095)	(41,865)
Net income (loss)	$6,716	$(1,301)	$1,512	$6,927
Income (loss) allocable to the Company	$2,955	$(639)	$163	$2,479
Other comprehensive income adjustment allocable to the Company	$738	$—	$—	$738

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the three months ended September 30, 2005 (dollars in thousands):

	Desert Ridge Resort Partners, LLC (b)	WB Resort Partners, LP (c)	CY-SF Hotel Parent, LP (d)	Other Joint Ventures (a)	Total
Revenues	$17,529	$24,317	$5,126	$2,719	$49,691
Cost of sales	(9,975)	(7,890)	(1,848)	(897)	(20,610)
Expenses	(15,882)	(16,361)	(4,049)	(1,692)	(37,984)
Net (loss) income	$(8,328)	$66	$(771)	$130	$(8,903)
(Loss) income allocable to the Company	$(3,664)	$32	$(371)	$13	$(3,990)
Other comprehensive income adjustment allocable to the Company	$470	$—	$—	$—	$470
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%

The following presents unaudited condensed statements of operations for the Company’s unconsolidated entities for the nine months ended September 30, 2005 (dollars in thousands):

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
______________
(a) For the three and nine months ended September 30, 2006 and 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. As of December 31, 2005, Other Joint Ventures also included the assets of CNL KSL North Beach Development, LP, whose partnership interest was sold as part of the Del Sale on January 9, 2006.

(b) DRR LLC, one of the Company’s unconsolidated entities as of December 31, 2005, through DR Subsidiary, owns the DRR Resort. One of the members of DRR LLC was DRR Ltd. DRR Ltd. was a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board of Directors (the “Board”) and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. Through May 19, 2006, the Company owned a 44 percent membership interest, DRR Ltd. owned a 45.84 percent membership interest and MHS owned the remaining interest in DRR LLC. On May 19, 2006, a subsidiary of the Company completed the acquisition of DRR Ltd.’s 45.84 percent membership interest and MHS’ 10.16 percent membership interest in DRR LLC. The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing. Upon closing, a subsidiary of the Company became liable for approximately $300 million of debt. DRR Ltd. received cash distributions of $0 and $0.7 million during the three and nine months ended September 30, 2006, which represents its pro-rata share of total cash distributions paid by DRR LLC.

(c) WB Resort Partners, LP, one of the Company’s unconsolidated entities as of December 31, 2005, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners, LP was Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. was a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, was the general partner. Such corporation was also the holder of all of the limited partnership interests in WBR Ltd. The Company owned a 48.9 percent limited partnership interest and a general partnership interest in WB Resort Partners, LP, WBR Ltd. owned a 36 percent limited partnership interest in WB Resort Partners, LP and Marriott Rewards, Inc. owned the remaining limited partnership interests. Upon its formation in 2001, WBR Ltd. (which is an affiliate of the former parent company of the Company’s Former Advisor), received a loan (the “Limited Partner Loan”) from Marriott, another partner of WB Resort Partners, LP, to make its capital contribution to the partnership to fund the renovations of the WBR Property. On November 7, 2005, WB Resort Partners, LP sold all of its interest in the WBR Property. As a result of the sale, WB Resort Partners, LP distributed the net proceeds among the partners in accordance with its limited partnership agreement. As a result, the Company received approximately $50.1 million in distributions. In addition, WBR Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full.

(d) On June 16, 2006, the Company completed the CY-SF Purchase and now owns all of the equity of CY-SF LP, the owner of the Courtyard San Francisco Downtown hotel. In connection with the CY-SF Purchase, Marriott agreed to forgive a $7.0 million liquidity facility loan provided to the partnership, plus approximately $2.4 million of accrued interest related to the loan.

6. Discontinued Operations:

On September 29, 2006, the Company completed the sale of its 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York. The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and a net gain to the Company of approximately $17 million.

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in a net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by the Company to an affiliate of The Blackstone Group.

On January 9, 2006, the Company, through certain of its affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005. As a result of the Del Sale and related transactions, the Company received net proceeds of approximately $167 million with a net gain of approximately $132.4 million.

In addition, the results of operations for the 38 Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$2,345	$55,007	$10,504	$210,029
Expenses	(1,344)	(32,242)	(6,304)	(153,091)
Write-down of assets	--	--	--	(345)
Interest and loan cost amortization	(354)	(7,090)	(1,606)	(32,405)
Income from discontinued operations	647	15,675	2,594	24,188
Gain on sale of assets	15,871	17,437	154,477	67,298
Gain on hedge termination	--	--	946	--
Transaction costs	(105)	--	(105)	(300)
Loss on extinguishment of debt	--	(1,569)	(4,296)	(13,478)
Minority interest	(156)	(2,296)	620	(3,349)
Income tax expense	--	(62)	(934)	(3,145)
	$16,257	$29,185	$153,302	$71,214

7. Related Party Transactions:

Pursuant to the Company’s advisory agreement effective as of April 1, 2004, between the Company and the Former Advisor (the “Advisory Agreement”), the Former Advisor provided management services relating to the Company’s business, the Properties and, if applicable, any mortgage loans the Company may have provided to other hotel and resort operators. On March 31, 2005, the Company entered into an agreement with the Former Advisor (the “Renewal Agreement”), with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. On December 30, 2005, the Company and the Former Advisor also entered into an amended and restated renewal agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). On March 30, 2006, the Company and the Former Advisor entered into a renewal agreement with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.

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

On December 30, 2005, the Company and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by the Company to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement, as defined in “Note 12. CNL Hospitality Corp. Merger and Other Matters.” The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by the Company to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date (as defined below in Note 12), the Former Advisor assigned the Promissory Note to CREG, one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by the Company to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by the Company and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. The Company has capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million has been treated as prepaid Asset Management Fees which were recognized ratably over the first six months of 2006. The Company did not recognize any Asset Management Fees during the three months ended September 30, 2006, as the Company no longer incurred such fees after the Amended Merger. The Company recognized approximately $13.7 million of the prepaid Asset Management Fees as Asset Management Fee expense in the six months ended June 30, 2006. The remaining $0.3 million in prepaid Asset Management Fees has been reclassified to goodwill in connection with the related acquisitions.

On April 3, 2006, the Company entered into the Amended Merger Agreement with, among others, the Former Advisor. On June 21, 2006, the Company completed the Amended Merger. For information regarding this agreement and related matters, see “Note 12. CNL Hospitality Corp. Merger and Other Matters.”

In April and May 2006, respectively, the Company’s Compensation Committee of the Board (the “Compensation Committee”) and the Board each approved a modification of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack F. Kemp, J. Douglas Holladay and Craig M. McAllaster (each an “Independent Director”), whereby 500 shares will be granted to each Independent Director per quarter, instead of $10,000 worth of shares to each Independent Director per quarter.

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

In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the nine months ended September 30, 2006, the Company received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.

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

As of September 30, 2006, the Company owned a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which certain affiliates of CFG lease office space. CFG is indirectly wholly-owned by Mr. Seneff, the Company’s Chairman of the Board and director, and his wife. Robert A. Bourne, the Company’s Vice-Chairman of the Board and director, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., a Florida limited partnership, which had a 1 percent interest as general partner of the Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which had a 49.495 percent interest, as a limited partner, in the Owner; CNL Retirement Properties, Inc., or its successor, which had a 9.901 percent interest, as a limited partner, in the Owner; National Retail Properties, Inc., which had a 24.7525 percent interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which had a 4.9505 percent interest, as a limited partner, in the Owner. The Company also owned a 9.9 percent interest in CNL Plaza Venture, Ltd. The remaining interests in CNL Plaza Venture, Ltd. were held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and CNL Plaza Venture, Ltd. are reported in “Note 5. Investments in Unconsolidated Entities.” On October 3, 2006, the Company entered into agreements with CNL Corporate Investors, Ltd. to sell its 9.901 percent limited partner partnership interest in the Owner and its 9.9 percent limited partner partnership interest in CNL Plaza Venture, Ltd. In connection with the agreements between CNL Corporate Investors, Ltd. and the Company, the disinterested members of the Board received an opinion from a financial institution that the aggregate purchase price to be received by the Company in connection with the sale of its limited partnership interests in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. pursuant to the agreements was fair from a financial point of view to the Company. The sale was completed on October 31, 2006, resulting in proceeds of $4.1 million and an estimated net gain of approximately $4.5 million.

8. Income Taxes:

Income tax (expense) benefit consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current:
Federal	$(139)	$118	$(1,034)	$(1,182)
State	(166)	(409)	(394)	(146)
	(305)	(291)	(1,428)	(1,328)
Deferred:
Federal	(10)	464	(68)	464
State	(2)	88	(13)	88
	(12)	552	(81)	552
Total income tax (expense) benefit	$(317)	$261	$(1,509)	$(776)

Income tax (expense) benefit for each of the three and nine months ended September 30 has been allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Continuing operations	$(317)	$323	$(575)	$2,369
Discontinued operations	−	(62)	(934)	(3,145)
Total income tax (expense) benefit	$(317)	$261	$(1,509)	$(776)

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

In conjunction with the acquisition of the GL Resort completed on February 24, 2006 (see “Note 3. 2006 Acquisitions”), a wholly-owned subsidiary of the Company (the “GL Borrower”) obtained the GL Loan from Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the GL Resort. The GL Loan is collateralized by the GL Resort properties - the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 5.32 percent as of September 30, 2006) on the remaining $235 million.

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

Pursuant to the GL Loan agreement, the GL Borrower entered into a two-year interest rate protection agreement for a cash payment of $1.2 million, which caps one-month LIBOR at 5.00 percent on the $235 million floating rate portion of the GL Loan.

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

In connection with the acquisition of all of the remaining partnership interests in DRR LLC on May 19, 2006, a subsidiary of the Company became liable for a $300.0 million loan collateralized by the DRR Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

In connection with the CY-SF Purchase on June 16, 2006, a subsidiary of the Company became liable for a $39.7 million mortgage loan collateralized by a first mortgage and lien on all of the assets of CY-SF LP (the “San Francisco Loan”). The San Francisco Loan matures on July 1, 2007. The interest rate for the San Francisco Loan is equal to 325 basis points plus the greater of (a) one-month LIBOR or (b) 300 basis points. In addition, the Company also became solely liable for a $14.8 million loan (the “Mezzanine Loan”), which matures on July 1, 2007. The interest rate for the Mezzanine Loan is equal to 700 basis points plus a base rate (the “Base Rate”). The Base Rate is equal to the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. The San Francisco Loan contains restrictive covenants, as defined in the loan agreement, which require the Company to (i) incur debt only as permitted, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants.

Effective June 30, 2006, the Company, as parent and guarantor, and CNL Hospitality Partners, LP, a wholly-owned subsidiary of the Company, as borrower, entered into an amendment (the “Revolver Amendment”) with Bank of America, N.A. as Sole Lead Arranger, Sole Book Manager, Administrative Agent and L/C Issuer, and the other lenders party thereto, which modified various terms and conditions of the existing $200 million senior secured revolving credit facility, entered into on September 30, 2005 (the “Revolver”).

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

Certain of the Company’s loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants in the loan agreements require certain levels of property insurance and/or restrict the Company’s ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions.

The Company was in compliance with all debt covenants as of September 30, 2006.

Total indebtedness of the Company, excluding mortgages related to assets held for sale consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Mortgages payable	$3,530,005	$2,564,359
Revolving credit facility	68,000	--
Tax incremental financing note	7,783	7,783
Indebtedness collateralized by Properties	3,605,788	2,572,142
Unsecured notes	2,326	11,592
	$3,608,114	$2,583,734

The following is a schedule of principal maturities for all long-term borrowings at September 30, 2006, assuming various extensions available at the Company’s option are utilized and other conditions precedent for such extensions are met (in thousands):

2006	$5,130
2007	232,717
2008	283,414
2009	275,308
2010	536,061
Thereafter	2,275,484
$3,608,114

10. Derivative Instruments:

As of September 30, 2006, derivatives with a fair value of $5.6 million were included in other assets in the accompanying unaudited condensed consolidated balance sheet. The change in net unrealized losses of $1.3 million for the nine months ended September 30, 2006 for the aforementioned derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income (loss). Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

11. Commitments and Contingencies:

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, the Company, the Former Advisor, certain affiliates of the Company and of the Former Advisor, and certain directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to “Note 19. Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2006 and to “Note 11. Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 15, 2006 and August 14, 2006, for a description of and developments related to the Class Action Lawsuit. Since July 1, 2006, the following material developments have occurred with respect to the Class Action Lawsuit:

At the hearing held on July 26, 2006, the Court determined the settlement of the Class Action Lawsuit to be fair, reasonable, and adequate, and declared that it will be approved. The Court took the request for attorney fees and expenses under advisement. On August 1, 2006, the Court entered the Order Granting Final Approval of the settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the proxy class claims, reducing the fee award for the purchaser class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.

The Company accrued $34.2 million for the settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in its statement of operations for the year ended December 31, 2005. During the three and nine months ended September 30, 2006, the Company recognized approximately $1.0 million and $2.2 million, respectively, in interest expense pertaining to the accrued liability. During the nine months ended September 30, 2006, the Company paid $5.5 million of the settlement, in accordance with the stipulation, to cover certain costs and expenses related to the settlement and to pay the stipulated attorneys fees in connection with the proxy class.

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

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30 th Judicial District against the Company, RFS Partnership, LP (“RFS”) and RFS's directors. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders was significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) the Company aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement was false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining the Company and RFS from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003, the Company filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30 th Judicial District. On September 13, 2006, the Court dismissed all remaining claims against all defendants. On September 29, 2006, plaintiff filed a notice of appeal. The Company believes the allegations contained in the amended complaint are without merit and intends to vigorously defend any appeal filed in the action, and therefore, no contingent liability has been accrued.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of the Company’s subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against the Company.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in the Company’s favor and remanded the matter back to the trial court.  While the Company continues to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006, the Company reached an agreement with Carmel Valley to settle all of its claims against the Company for $25,000.  In exchange for the Company’s payment, Carmel Valley provided the Company with a full and complete release of all pending and possible claims related to this matter and the matter was dismissed by the Court on August 11, 2006.

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

As of September 30, 2006, the Company had commitments to fund renewal and replacement expenditures and capital improvements of its Properties. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, the Company expects to spend $26.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that the Company currently has set aside for such purposes, and $26.6 million for capital expenditures including projects to reposition, expand or upgrade Properties, which is expected to be funded from operations and/or borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at the Arizona Biltmore in Phoenix, a new signature pool at the La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, the Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of September 30, 2006, the Company was not able to redeem, pursuant to its Amended and Restated Redemption Plan (the “Redemption Plan”), all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of October 20, 2006, there was a total of approximately 8.3 million shares of common stock, or approximately $158.4 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the third quarter of 2006 and are now being held for redemption in future quarters. The Company redeems shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under its Amended and Restated Distribution Reinvestment Plan (the “DRP”). The DRP and the Redemption Plan may be terminated or suspended at any time by the Company at its discretion or for any reason. In the quarterly period ended September 30, 2006, funds received from the DRP totaled $9.3 million, substantially all of which were utilized to honor redemption requests.

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the Company’s New Orleans JW Marriott. Although the New Orleans JW Marriott re-opened in the fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of the devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, the Company believes it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. The Company, in conjunction with certain provisions of its management agreements with Marriott, has comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which the Company has incurred the lost income from the New Orleans JW Marriott which would impact the comparability of the Company’s reported results for some period into the future. Additionally, an uninsured loss or a loss in excess of insured limits could have a material adverse effect on the Company’s results of operations, financial condition and cash flows and thereby adversely impact the Company’s ability to service debt or make distributions to stockholders.

The Company’s inability to obtain or renew property insurance with sufficient coverage may cause the Company to be in violation of certain of its debt agreements and/or its third-party management agreements, which would require the Company to seek relief or waiver of such terms or potentially would require the Company to cure such violation, potentially by, among other things, acquiring additional coverage, if available, which could be on financial terms that the Company does not consider commercially reasonable. Under the terms of the third-party management agreements, the operator must notify the Company of any such non-compliance, and upon notice to the Company, the operator could seek out the additional coverage that would satisfy the terms of such agreements. While the Company does not expect to incur such cost, the cost of this additional coverage could have a material adverse effect on the Company's results of operations and cash flows and thereby adversely impact the Company's ability to make distributions to its stockholders.

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

Prior to the consummation of the Amended Merger, certain of the Company’s officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Amended Merger, received, directly or indirectly, an aggregate of 3.24 million of the Company’s common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Amended Merger, and received 360,000 common shares of the Company in the Amended Merger. James M. Seneff, Jr., the Chairman of the Board and a director of the Company, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Amended Merger. Prior to the Amended Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of the Company’s common shares in the Amended Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of the Company, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of the Company’s common shares in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of the Company and former officers of the Former Advisor Shares, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Amended Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of the Company, respectively. Prior to the consummation of the Amended Merger, the Former Advisor owned 10,000 common shares of the Company, which were assumed by the Company and retired in connection with the Amended Merger. Further, a company owned and controlled by Messrs. Seneff and Bourne owns 12,500 common shares of the Company.

Transition Services Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG will provide the Company with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG will charge the Company for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by the Company to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement will terminate on March 31, 2007, unless otherwise extended. The Transition Services Agreement will be terminable without penalty by the Company upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At the Company’s sole option, the Company may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement will also be terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to the Company. Pursuant to this agreement, the Company recorded an expense of $0.1 million for the period June 21, 2006 through September 30, 2006. Pursuant to the terms of the Transition Services Agreement, on October 24, 2006, the Company gave 90 days’ written notice to CFG of its intent to terminate the legal billing services portion of the agreement.

Brand License Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by the Company and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to the Company in the event:

•	Mr. Seneff is involuntarily removed as a member of the Board by the Company’s stockholders or the Board;

•
the Company terminates the Tower II Lease (as defined below), provided that, if the Company’s termination of the Tower II Lease is the result of a material breach by the other party, and CFG or its affiliates terminate the Brand License Agreement, CFG is obligated to pay the Company a $2 million termination fee;

•	the Company is involved in certain extraordinary corporate transactions, such as a merger, a dissolution, or sale of all or substantially all of its assets; or

•	a majority of the Board are persons other than persons for whose election proxies have been solicited by the Board.

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

Tower II Lease

On June 21, 2006, in connection with the consummation of the Amended Merger, the Company assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of the Company), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, the Company (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease. The amount reimbursed by the Company was approximately $3.2 million. In connection with the Tower II Lease, the Company makes monthly rental payments of approximately $98,000 and has recognized approximately $0.4 million of rental expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2006.

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

Charter and Bylaw Amendments

On June 20, 2006, at the Special Meeting, the Company’s stockholders approved certain amendments and restatements (the “Charter Amendments”) of the Company’s Articles of Amendment and Restatement (the “Charter”) to modify certain provisions of the Charter to, among other things, (i) conform more closely to the charters of real estate investment trusts whose securities are publicly traded and listed on the New York Stock Exchange and which are self-advised (“Listed REITs”) and (ii) reflect that the Company has become self-advised. The Special Meeting was adjourned with respect to Proposal III—the Two-Thirds Vote Charter Amendment (“Proposal III”) for the purpose of soliciting additional proxies for this proposal until July 31, 2006 and subsequently to August 3, 2006. The Company filed the corresponding Articles of Amendment and Restatement reflecting these modifications with the State Department of Assessments and Taxation of Maryland (the “SDAT”) on June 21, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the Charter was previously disclosed in the Company’s Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

On August 3, 2006, at the adjourned Special Meeting, the Company’s stockholders approved Proposal III, which provided for (i) the further amendment and restatement of the Company’s Charter to modify other provisions of the Company’s Charter to, among other things, conform the Charter more closely to the charters of Listed REITs and to reflect that the Company has become self-advised, and (ii) certain amendments to the Company’s bylaws (the “Bylaws”) to reflect corresponding conforming changes to the Bylaws. The Company filed the Articles of Amendment and Restatement reflecting these modifications with the SDAT on August 7, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the Charter was previously disclosed in the Company’s Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

On August 30, 2006, the Board adopted the Company’s Amended and Restated Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws reflect corresponding conforming changes to the Bylaws as a result of the approval of the Charter Amendments (and the filing and the acceptance for record of the Articles of Amendment and Restatement with the SDAT on August 7, 2006), including the changes set forth below:

•	an amendment to the Bylaws to provide that the annual meeting of shareholders shall be held during the month of August in each year, on a date and at the time during such month set by the Board;
•
an amendment to the Bylaws to increase the threshold necessary for holders of common shares to call a special meeting from 10 percent of the shares then outstanding and entitled to vote to a majority of the shares then outstanding and entitled to a vote;

•	an amendment to the Bylaws to provide that a plurality, rather than a majority, of the votes cast at a meeting of shareholders shall be sufficient to elect a Director;
•
an amendment to the Bylaws to provide that the Maryland Control Share Acquisition Statute, found in Title 3, Subtitle 7 of the Maryland General Corporation Law, shall not apply to any acquisition of securities of the Company by any person (such provision having previously been contained in the Charter);

•
an amendment to the Bylaws to provide that certain vacancies on the Board shall be filled at any meeting of the Board, by a majority of the remaining Directors, rather than by a majority vote at a meeting of shareholders;

•	an amendment to the Bylaws to remove the requirement to provide certain financial statements to holders of common shares; and
•	an amendment to the Bylaws to eliminate the ability of holders of common shares to prevent amendments to the Bylaws by the Board that would adversely affect the rights of holders of common shares.

Employment Agreements

The Company entered into employment agreements, which became effective on the effective date of the Amended Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Executive Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (collectively, the “Employment Agreements”). Each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting the Company’s confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Compensation Committee of the Board of the Company, and the respective executive.

Deferred Share Grants

Each executive with an Employment Agreement and certain other employees also received certain time-based deferred shares, which vest over a period of time, and certain additional deferred shares, which are subject to vesting based on the achievement of certain performance criteria. (For additional information, see “Note 13. Stock-Based Compensation.”)

Bonus Payments

On June 20, 2006, the Compensation Committee approved, contingent on the consummation of the Amended Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Amended Merger, became employees of the Company. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to the Company as part of the consummation of the Amended Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen have received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50 and $123,750, respectively.

13. Stock-Based Compensation:

In 2004, the Company’s stockholders approved and the Company adopted a long-term incentive plan and reserved 5,000,000 shares (after giving effect to the August 2, 2004, reverse stock split) of its common stock for issuance as equity awards pursuant to the terms of the Company’s Long-Term Incentive Plan. The Long-Term Incentive Plan is administered by the Compensation Committee made up of three independent Directors of the Company’s Board. The Company records compensation costs for equity awards based upon the fair value of the award on the date of grant as determined under Generally Accepted Accounting Principles generally and SFAS No. 123R specifically.

Executive Officer Deferred Share Grants

Effective as of June 21, 2006, the effective date of the Amended Merger, the Company granted to each of Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen (collectively, the “Executive Officers”) 2,284,650 deferred shares, comprising 411,237 time-based deferred shares, which vest over a period of time so long as the recipient continues to perform services for the Company as described below (“Time Based Shares”) and 1,873,413 performance-based deferred shares, which are subject to vesting based on the achievement of certain performance criteria as described below (“Performance Based Shares”) (together, the “Executive Officer Deferred Shares”), all of which were outstanding at September 30, 2006.

The amount of deferred shares granted to each Executive Officer effective as of June 21, 2006 is indicated below:

Name	Number of Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250

In addition, on September 6, 2006, in connection with the promotion of Mr. McMullen from Senior Vice President to Executive Vice President, effective August 31, 2006, Mr. McMullen was awarded an additional deferred share award grant of 24,000 shares, which will vest generally in the same manner as Mr. McMullen’s original deferred share award.

Such issuances were granted to the Executive Officers pursuant to the terms of each of their employment agreements with the Company and the applicable terms of the Company’s 2004 Omnibus Long-Term Incentive Plan. Pursuant to the deferred share award agreements and notices, with respect to the Time Based Shares, each Executive Officer becomes vested in the deferred shares as to 25 percent of such deferred shares on December 31st of 2006, 2007, 2008 and 2009, subject to the Executive Officer’s continued service with the Company. With respect to the Performance Based Shares, each Executive Officer vests in up to 1/7th of such deferred shares on December 31, 2006 and in up to 2/7th of such deferred shares for each of the years ending on December 31st of 2007, 2008 and 2009, with the amount of shares vesting being based on the achievement of the performance goals for the respective performance period. In addition, for the Executive Officers and Messrs. Verbaas and Patten, any deferred shares which do not vest during their original performance period may vest based on cumulative performance goals for the aggregate performance period beginning at the start of the 2006 performance period and ending December 31, 2009.

For 2006, the performance goals are based on earnings before interest, taxes, depreciation and amortization, adjusted for certain additional items as determined by the Compensation Committee, (“adjusted EBITDA”) and funds from operations, adjusted for certain additional items as determined by the Compensation Committee, (“adjusted FFO”), with seventy percent of the vesting based on adjusted EBITDA and thirty percent of the vesting based on adjusted FFO. For 2006, the performance-based vesting deferred shares vest as to: (i) approximately fifteen percent of the deferred shares upon achievement of the threshold level, (ii) approximately thirty percent of the deferred shares upon achievement of the target level and (iii) 100% of the deferred shares upon achievement of the superior level. The Compensation Committee will pro-rate the shares that vest for performance results that are between the performance levels.

The vesting of the Executive Officer Deferred Share Awards may be accelerated in certain circumstances. The Employment Agreements for the Executive Officers and Messrs. Verbaas and Patten contain provisions allowing for the acceleration of shares eligible to vest in the current year (treating the performance criteria for the applicable year(s) as fully satisfied for the Performance Based Shares) for all terminations which render the executive officer eligible to receive his severance package prior to a change in control. In the event of a change in control of the Company (as such terms are defined in the respective employment agreements), the deferred share awards for the Executive Officers and Messrs. Verbaas and Patten may vest in full (as generally described in the Company's definitive proxy statement filed with the SEC on May 12, 2006). In addition, upon a change in control, as described in the 2004 Long-Term Omnibus Incentive Plan (which was filed with Company's definitive proxy statement filed with the SEC on June 21, 2004), if the deferred share awards for the Executive Officers or Messrs. Verbaas and Patten are not assumed, as provided in the 2004 Long-Term Omnibus Incentive Plan, the awards will vest in full as provided in the 2004 Long-Term Omnibus Incentive Plan.

Other Deferred Share Grants

Effective as of June 21, 2006, the effective date of the Amended Merger, certain other employees, including Messrs. Verbaas and Patten, were granted 565,600 deferred shares, comprising 180,400 Time Based Shares and 385,200 Performance Based Shares (“Other Deferred Share Grants”), substantially all of which were outstanding at September 30, 2006. The Time Based Shares will vest in the same manner as described above under Executive Officer Deferred Share Grants. The Performance Based Shares will vest in the same amounts as described above under Executive Officer Deferred Share Grants, and will also be based on adjusted EBITDA and adjusted FFO for 2006. For the two executives and certain other employees, for the portion of the 2006 installment subject to each performance objective, vesting will occur for (i) half of the deferred shares upon achievement of the threshold amount, (ii) 75% of the deferred shares upon achievement of the target amount and (iii) 100% of the deferred shares upon achievement of the superior amount. In the event of a change in control of the Company, as defined in the respective deferred share award agreements for such employees, all of the Time Based Shares for the non-executive employees will be immediately vested.

Terms Applicable to All Deferred Share Grants

For both the Performance Based Shares of the Executive Officer Deferred Share Grants and the Other Deferred Share Grants, the performance criteria for each year after 2006 are to be determined in the first quarter of each year; because of this, the grant-date fair value for the Performance Based Shares scheduled to vest on each of December 31, 2007, 2008 and 2009 cannot be currently estimated, and no compensation expense associated with those awards will be recognized in 2006. The grant-date fair value for the portion of the Performance Based Shares vesting in years subsequent to 2006 will be determined on the date that the Compensation Committee sets that particular year’s performance objectives and that the employer and employee have a mutual understanding of the key terms and conditions of the share-based compensation arrangement.

In addition, for all those executives with employment agreements, with respect to deferred shares that did not vest based on prior performance goals for any of the years 2006, 2007, 2008 or 2009, such deferred shares may vest on December 31, 2009 upon achievement of cumulative performance goals for the performance period beginning with the start of the 2006 performance period and ending December 31, 2009. At the time the cumulative performance goals for the period June 21, 2006 through December 31, 2009 are determined by the Compensation Committee, a fair value will be determined and assigned to any 2006 Performance Based Shares which do not vest at December 31, 2006. That additional compensation cost will be recognized, net of forfeitures, for the period from the determination of the performance goals through December 31, 2009. A similar process will be performed for any Performance Based Shares that do not vest for the performance periods ending on December 31, 2007, 2008 and 2009.

Under the terms of the deferred share award grant notices and the award agreements, each executive and other employee forfeits the unvested portion, if any, of his deferred shares if such executive’s or employee’s service to the Company is terminated, except, for executives, as otherwise provided for in the executive’s employment agreement, or as may otherwise be determined by the Compensation Committee pursuant to the terms of the Company’s 2004 Omnibus Long-Term Incentive Plan. Common shares of the Company will generally be delivered to the employees with deferred share awards within two and one-half months of the vesting of an installment of the deferred shares, regardless of whether the deferred shares are Time Based Shares or Performance Based Shares.

There is currently no readily determinable fair market price for the Company’s common stock since the Company’s common stock is not actively traded on an open market or stock exchange. The grant-date fair value of all of the Time Based Shares and of the portion of the Performance Based Shares expected to vest in 2006 was estimated as $20.00.

The Company has used a forfeiture rate of zero percent as of September 30, 2006, which reflects management’s determination on that date that substantially all of the shares granted are expected to vest, and which has remained unchanged since June 30, 2006.

Compensation expense for the Time Based Shares is measured at the fair value of the underlying stock at the date of grant and is recorded on a straight-line basis over the requisite service period, except for 2006, in which 25 percent of the cost will be amortized over 6.33 months since 25 percent of the stock will vest at December 31, 2006. Pursuant to SFAS No. 123R, the amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. The total amount of compensation cost for the Time Based Shares is expected to be $11.6 million; and will be amortized through December 31, 2009. Compensation expense associated with the Performance Based Shares is also recorded on a straight-line basis over the requisite service period, and is subject to adjustments for changes in estimates relating to the achievement of the established performance goals, which are evaluated at each reporting date. The 2006 compensation costs related to these awards is expected to be $5.2 million for the year ended December 31, 2006, and will be amortized ratably through December 31, 2006.

Compensation expense, net of estimated forfeitures, was $3.9 million and $4.3 million for the three and nine months ended September 30, 2006, respectively, related to the award of both Time Based Shares and Performance Based Shares. There was no expense in the comparable prior year periods.

As of September 30, 2006, there were approximately $10.3 million in unamortized deferred compensation costs related to Time Based Shares, with a weighted average remaining term of 3.25 years; and there were approximately $2.5 million in unamortized deferred compensation costs related to the 2006 Performance Based Shares with a weighted average remaining term of three months.

In April and May 2006, respectively, the Compensation Committee and the Board, respectively, approved a modification of the stock compensation to be paid to each Independent Director, whereby 500 shares will be granted to each Independent Director per quarter, rather than $10,000 worth of shares being granted to each Independent Director per quarter. During the three months ended September 30, 2006 and 2005, the Company recorded compensation expense of $50,000 relating to the Independent Director stock grants; during the nine months ended September 30, 2006 and 2005, the Company recorded compensation expense of $150,000 relating to the Independent Director stock grants.

14. Subsequent Events:
On October 31, 2006, the Company completed the sale of its 9.901 percent limited partner partnership interest in CNL Plaza, Ltd. and its 9.9 percent limited partner partnership interest in CNL Plaza Venture, Ltd. to CNL Investors, Ltd., resulting in proceeds of $4.1 million and an estimated net gain of approximately $4.5 million. For additional information, see “Note 7. Related Party Transactions.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. Amounts as of December 31, 2005, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Comparability of these unaudited condensed consolidated financial statements is impacted by the disposition of hotel and resort properties during fiscal 2005 and the acquisition or disposition of hotel and resort properties during the first nine months of fiscal 2006.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the ability to sustain or pay distributions, the expected closing of certain transactions, including, but not limited to, expectations of short-term and long-term liquidity requirements and needs, future possible refinancings, ability to secure additional property insurance, future stock redemptions, stock issuances under the Amended and Restated Distribution Reinvestment Plan (“DRP”), future possible listing of the Company’s securities on a national securities exchange, future possible public offering of the Company’s securities, the distribution of loan proceeds, compliance with certain debt and/or management agreements, extending the terms of our existing indebtedness, application of deposits, the future impact of Hurricane Katrina and other statements that are not historical facts, and/or statements containing words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “will,” “believe(s),” “may,” “would,” “could,” “seek(s),” “estimate(s)” and similar expressions. These statements are based on management's current expectations, beliefs and/or assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations, or those described in the forward-looking statements, include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks and the occurrence or perceived likelihood of the occurrence of certain contagious diseases or the pace of recovery of areas affected by hurricanes or other natural disasters or pandemics such as “SARS” or “Bird Flu”, that could affect occupancy rates at our hotel and resort properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to refinance our existing indebtedness; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements; our ability to cure any defaults under certain management agreements; failure of closing conditions to be satisfied and/or secure certain third-party consents in connection with certain transactions; a change in our planned use of proceeds; changes in the post-closing closing adjustments, pro-rations and costs in connection with our recently completed dispositions and acquisitions; actions taken in connection with the requirement under our charter that we list or commence an orderly liquidation by December 31, 2007; the outcome of certain litigation; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to recover certain amounts from insurance carriers; our ability to continue to negotiate third-party management agreements; changes in interest rates and financial and capital markets; changes in insurance costs, premiums, available insured limits and amount of related deductibles (including our ability to secure additional property insurance); legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; changes in our business or strategic objectives; stockholders electing to participate in the DRP; requirements relating to the offering of equity securities and such other risk factors as may be discussed in our latest Annual Report on Form 10-K and other reports on file or subsequently filed with the Securities and Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

As of September 30, 2006, our portfolio included ownership interests in 91 hotels and resorts (“Properties”) in 29 states, the District of Columbia and Canada, representing a total of over 25,000 rooms, and is diversified by geography and brand affiliation. As of September 30, 2006, we owned 18 of our Properties through interests in six joint ventures with various third parties which are consolidated subsidiaries. We currently lease 87 Properties to our taxable REIT subsidiary (“TRS”) entities (including TRS entities owned through partnerships), with management performed by third-party management companies, and we lease four Properties to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 21 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands. We own interests in some of the country’s most distinctive luxury resorts, including the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, the Arizona Biltmore Resort & Spa, the Ritz-Carlton at Grande Lakes Resort and the Claremont Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as JW Marriott hotels in Phoenix and Orlando, Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle and Baltimore, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.

Strategy

Our strategy is to own and develop primarily luxury and upper upscale hotels and resorts. We may continue to selectively acquire primarily luxury and upper upscale assets which we believe offer high value potential and in doing so we may recycle our invested capital through opportunistic property sales. We focus on the luxury and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We also believe these types of hotels and resorts currently offer better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management-intensive nature of luxury and upper upscale hotels and resorts provides our experienced asset management team with the opportunity to enhance value and maximize operating results by monitoring performance and suggesting to our third-party management companies practical and creative strategies for creating greater revenues and controlling expenses.

On June 21, 2006, we completed the merger between us and CNL Hospitality Corp., our external advisor prior to the merger (the “Former Advisor”), whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), a wholly-owned subsidiary of ours (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Amended Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Amended Merger Agreement”), by and among us, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). (For additional information on the Amended Merger see the section under “CNL Hospitality Corp. Merger and Other Matters.”). The merger with our Former Advisor resulted in us becoming an integrated self-administered REIT.

Results of Operations

Factors Affecting Comparability

There are certain factors, primarily due to the following events, that affect the comparability of our results of operations for the three and nine months ended September 30, 2006, as applicable, to the three and nine months ended September 30, 2005, and to future quarters and our financial position as of September 30, 2006, relative to our financial position as of December 31, 2005.

On June 17, 2005, we completed the sale of 30 non-strategic Properties to Ashford Hospitality Limited Partnership, an affiliate of Ashford Hospitality Trust, Inc. (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million.

In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to our 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of the devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, we believe it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. We, in conjunction with certain provisions or our management agreements with Marriott, have comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which we have incurred the lost income from the New Orleans JW Marriott which would impact the comparability of our reported results for some period into the future.

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

On January 9, 2006, we, through certain of our affiliates, completed the sale of all of our interests in CNL KSL Partners, LP, a partnership which owned the Hotel del Coronado in San Diego, California (the “Hotel Del”) and in CNL KSL North Beach Development, LP, which was developing property adjacent to the hotel (collectively, the “Del Sale”). The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with a net gain of approximately $132.4 million and one of our consolidated subsidiaries was relieved of $400.0 million of debt. The Del Sale was completed pursuant to the terms of the Purchase and Sale Agreement, dated October 31, 2005, between certain of our affiliates, KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC.

On January 9, 2006, wholly-owned subsidiaries of ours (the “CMBS Borrowers”) obtained a new $1.525 billion loan (the “New CMBS Loan”) from an affiliate of Deutsche Bank Securities Inc., with a maturity date of February 1, 2011. Approximately $1.5 billion of the proceeds from the New CMBS Loan were used to pay off our prior $1.5 billion CMBS loan (the “Prior CMBS Loan”), which had an initial maturity of September 1, 2007. The remaining proceeds were used to pay expenses related to the early extinguishment of the Prior CMBS Loan, including $8.2 million of prepayment penalties, and the closing costs of the New CMBS Loan. In addition, in connection with paying off the Prior CMBS Loan, we wrote off $20.9 million of unamortized loan costs.

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

On April 28, 2006, we completed the sale of our two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million (the “Wyndham Sale”), resulting in a net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group.

On May 19, 2006, a subsidiary of ours completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC, (“DRR LLC”), which owns Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “DRR Resort”). We paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the DRR Resort before closing. Upon closing, a subsidiary of ours became liable for approximately $300 million of debt.

On June 16, 2006, we completed the acquisition of the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the 405-room Courtyard San Francisco Downtown hotel. The interest was acquired from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million. Upon closing, a subsidiary of ours became liable for approximately $54.5 million of debt.

On June 21, 2006, we completed the Amended Merger between us and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, pursuant to the Amended Merger Agreement. For additional information on the Amended Merger see “CNL Hospitality Corp. Merger and Other Matters.”

On September 29, 2006, we completed the sale of our 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York to Hersha Hospitality Trust (the “Chelsea Sale”). The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and a net gain of approximately $17 million. In addition, one of our consolidated subsidiaries was relieved of approximately $15.7 million of debt.

In addition to the transactions referenced above, the comparability of our results is impacted generally by seasonality for reasons which include, but are not limited to, the dates upon which certain holidays occur, the seasonal weather, for example in desert locations, or the impact of the occurrence of weather related events.

Comparison of results of operations for continuing operations for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005 are as follows:

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(dollars in thousands)
Hotel and resort revenues
Room	$216,786	$184,787	$31,999	17.3%
Food and beverage	90,968	66,678	24,290	36.4
Other hotel and resort operating departments	50,345	37,932	12,413	32.7
Hotel and resort revenues	$358,099	$289,397	$68,702	23.7%
Hotel and resort expenses	(286,413)	(225,743)	(60,670)	26.9
Gross margin	$71,686	$63,654	$8,032	12.6%
Gross margin percentage	20.0%	22.0%	(2.0) ppt	(9.1)%
Other revenues
Rental income from operating leases	$3,164	$3,879	$(715)	(18.4)%
Other income	--	855	(855)	(100.0)
Other income (expenses)
Interest income	$889	$1,201	$(312)	(26.0)%
Interest and loan cost amortization	(62,391)	(49,289)	13,102	26.6
Gain on termination of hedges	--	202	(202)	(100.0)
Advisor acquisition expense	(614)	--	614	n/a
Transaction costs	(229)	(2,865)	(2,636)	(92.0)
Loss on extinguishment of debt	(16)	(2,153)	(2,137)	(99.3)
Credit enhancement funding	1,375	985	390	39.6
General and administrative	(13,563)	(7,936)	5,627	70.9
State and local taxes	(1,877)	(1,200)	677	56.4
Asset mgmt. fees to related party	--	(6,646)	(6,646)	(100.0)
Depreciation and amortization	(57,367)	(45,047)	12,320	27.3

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(dollars in thousands)
Hotel and resort revenues
Room	$688,912	$584,398	$104,514	17.9%
Food and beverage	325,983	252,682	73,301	29.0
Other hotel and resort operating departments	173,855	143,450	30,405	21.2
Hotel and resort revenues	$1,188,750	$980,530	$208,220	21.2%
Hotel and resort expenses	(858,968)	(699,905)	(159,063)	22.7
Gross margin	$329,782	$280,625	$49,157	17.5%
Gross margin percentage	27.7%	28.6%	(0.9) ppt	(3.1)%
Other revenues
Rental income from operating leases	$7,688	$8,504	$(816)	(9.6)%
Other income	1,787	1,441	346	24.0
Other income (expenses)
Interest income	$3,422	$2,484	$938	37.8%
Interest and loan cost amortization	(168,110)	(141,283)	26,827	19.0
Loss on termination of hedges	--	(1,142)	(1,142)	(100.0)
Advisor acquisition expense	(83,468)	--	83,468	n/a
Transaction costs	(419)	(3,825)	(3,406)	(89.0)
Loss on extinguishment of debt	(29,331)	(2,153)	27,178	1,262.3
Credit enhancement funding	1,375	1,716	(341)	(19.9)
General and administrative	(29,139)	(19,587)	9,552	48.8
State and local taxes	(5,923)	(4,996)	927	18.6
Asset mgmt. fees to related party	(13,728)	(21,364)	(7,636)	(35.7)
Depreciation and amortization	(160,372)	(133,166)	27,206	20.4

Hotel and Resort Revenues

As of September 30, 2006 and 2005, we owned interests in 87 and 83 consolidated operating Properties leased to our TRS entities, respectively, excluding 38 Properties sold during 2005 and four Properties sold during 2006. Hotel and resort revenues, including room, food and beverage and other operating departments for the three months ended September 30, 2006, were $358.1 million, as compared to $289.4 million for the same period in 2005, an increase of $68.7 million or 23.7 percent. A significant component of the increase, $59.2 million, or 86.2 percent, was due to the addition of the GL Resort, which was acquired in February 2006, the acquisition of the remaining interests in the DRR Resort in May 2006 and CY-SF Ltd. in June 2006. We also experienced revenue growth of approximately $9.5 million, or 13.8 percent, from the remainder of our portfolio which we also owned in the same period in 2005, driven primarily by increases in our average room rates and hotel occupancy levels as well as food and beverage revenues.

Hotel and resort revenues, including room, food and beverage and other operating departments for the nine months ended September 30, 2006, were $1,188.8 million, as compared to $980.5 million for the same period in 2005, an increase of $208.2 million or 21.2 percent. The increase included approximately $137.1 million or 65.9 percent of revenue contribution from the GL Purchase, DRR Purchase and CY-SF Purchase and $71.1 million or 34.1 percent of revenue contribution from year-over-year improvements at our existing Properties, net of Properties sold, driven by increases in room rates and hotel occupancy levels as well as food and beverage revenues.

Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the three months ended September 30, 2006, was 20.0 percent compared to 22.0 percent for the comparable prior year period. Our gross margin percentage for all Properties for the nine months ended September 30, 2006, as compared to the same period in 2005, also decreased slightly to 27.7 percent from 28.6 percent. The decrease in our gross margins reflects the impact of a number of factors pertaining to the seasonality of our business and the composition of our portfolio and the stage of stabilization of some of our Properties due to repositioning activities and/or the period of time a Property has been operating. As previously noted, our portfolio is subject to seasonality, particularly as it pertains to our Properties located in the desert regions of the U.S., and the third quarter is traditionally the weakest quarter thereby subjecting us to particular sensitivity in that period to changes in business and leisure travel levels. Further, in the quarter and, as applicable the nine months of 2006, our margins were impacted by the Properties acquired in the GL Purchase, the DRR Purchase and the CY-SF Purchase, assets constructed within the last three years and currently, which have lower profit margins reflecting their continued stabilization, and in the case of the GL Properties, the additional impact of recent natural disasters which have adversely affected group bookings. In addition, our repositioning of Properties now designated as a part of The Waldorf=Astoria Collection has impacted our near-term margins through increased management fees and related reimbursements. In addition, our margins were impacted by our revenue mix particularly from an increased level of food and beverage revenues (which generally have a lower gross margin than room revenues). Our margins have also been impacted in 2006 by the incurrence of additional operating costs including incentive management fees which are reflective of the improving performance levels at certain of our Properties, and increased property operations costs (primarily property insurance, property taxes and, utility costs).

Other Revenues

For the three months ended September 30, 2006 and 2005, revenues generated from rental income from operating leases were $3.2 million compared to $3.9 million for the comparable prior year period, a decrease of $0.7 million, or 18.4 percent. For the nine months ended September 30, 2006 revenues generated from rental income from operating leases were $7.7 million, $0.8 million or 9.6 percent less than revenues of $8.5 million for the comparable prior year period. The decrease for both the three and nine month periods ended September 30, 2006 is primarily due to a reduction in rental income resulting from the conversion in 2005 of certain properties in which leases with third-party tenants were assumed by us, and a decline in performance from certain of our remaining triple-net lease Properties.

During the three months ended September 30, 2006, other income was $0 compared to $0.9 million for the three months ended September 30, 2005. During the nine months ended September 30, 2006 and 2005, other income was $1.8 million and $1.4 million, respectively. The increase of $0.4 million was primarily due to $0.9 million from transfer tax refunds, partially offset by a $0.4 million write-off of a note receivable.

Hotel and Resort Expenses

	Three Months Ended September 30,
	2006	2006 % of Hotel and Resort Revenues	2005	2005 % of Hotel and Resort Revenues
	(dollars in thousands)
Hotel and Resort Expenses:
Room	$54,431	15.2%	$45,270	15.6%
Food and beverage	68,960	19.3	50,505	17.5
Other hotel and resort operating departments	32,187	9.0	26,216	9.1
Property operations	76,132	21.2	62,316	21.5
Repairs and maintenance	17,923	5.0	13,755	4.8
Hotel and resort management fees	12,155	3.4	8,443	2.9
Sales and marketing	24,625	6.9	19,238	6.6
Total hotel and resort expenses	$286,413	80.0%	$225,743	78.0%

	Nine Months Ended September 30,
	2006	2006 % of Hotel and Resort Revenues	2005	2005 % of Hotel and Resort Revenues
	(dollars in thousands)
Hotel and Resort Expenses:
Room	$160,083	13.5%	$136,922	14.0%
Food and beverage	217,543	18.3	171,555	17.5
Other hotel and resort operating departments	99,298	8.4	86,357	8.8
Property operations	214,697	18.0	177,118	18.1
Repairs and maintenance	50,601	4.3	40,724	4.2
Hotel and resort management fees	42,814	3.6	28,132	2.8
Sales and marketing	73,932	6.2	59,097	6.0
Total hotel and resort expenses	$858,968	72.3%	$699,905	71.4%

During the three months ended September 30, 2006, hotel and resort expenses increased by $60.7 million or 26.9 percent to $286.4 million, as compared to hotel and resort expenses of $225.7 million for the comparable prior year period. The majority of the increase, $52.4 million, or 86.3 percent, resulted from the addition of the GL Resort, which was acquired in February 2006, and the acquisition of the remaining interests in the DRR Resort in May 2006 and CY-SF Ltd. in June 2006, while approximately $8.3 million, or 13.7 percent of the increase was attributable to the portion of our portfolio which we also owned in the same period in 2005 in connection with the increase in revenues for those properties.

During the nine months ended September 30, 2006, hotel and resort expenses increased by $159.1 million or 22.7 percent to $859.0 million, as compared to hotel and resort expenses of $699.9 million for the nine months ended September 30, 2005. The increase resulted from our growth through acquisitions coupled with growth from our existing portfolio, with $105.8 million or 66.5 percent of the increase due to the GL Purchase, the DRR Purchase and the CY-SF Purchase, and $53.3 million or 33.5 percent of the increase due to our existing Properties. As a percentage of hotel and resort revenues, total hotel and resort expenses for the three and nine-month periods ended September 30, 2006 increased to 80.0 percent and 72.3 percent, respectively, from 78.0 percent and 71.4 percent, respectively. This increase was due to the impact of the GL Purchase, the DRR Purchase and the CY-SF Purchase, which as a result of their continued stabilization, have a higher level of expense relative to revenues. Further, our costs as a percentage of revenue were impacted by our revenue mix particularly from an increased level of food and beverage revenues, which generally have a lower gross margin than room revenue. We have also incurred increased management fees and related reimbursements related to our repositioning of the Properties now designated as a part of The Waldorf=Astoria Collection. In addition, this increase in costs reflects the incurrence of additional operating costs including incentive fees, which have increased with improving performance levels at certain of our Properties, and increased property operations costs consisting primarily of property insurance, property taxes and utility costs.

Other Income and Expenses

Interest income was $0.9 million for the three months ended September 30, 2006 compared to $1.2 million for the comparable prior year period, a decrease of 26.0 percent. This decrease was primarily due to a decrease in the average cash invested during the current quarterly period compared to the comparable prior year period. Interest income increased 37.8 percent to $3.4 million for the nine months ended September 30, 2006 from $2.5 million for the comparable prior year period. The increase was primarily due to an increase in the average cash invested during the current year period as compared to the comparable prior year period.

Interest expense and loan cost amortization increased to $62.4 million for the three months ended September 30, 2006 from $49.3 million for the comparable prior year period. The increase was primarily due to $9.5 million of interest expense recorded in connection with increased borrowings related to the GL Purchase and approximately $1.0 million of interest expense recorded in connection with the liability relating to the Class Action Lawsuit (as defined below). Interest expense and loan cost amortization increased to $168.1 million for the nine months ended September 30, 2006 from $141.3 million for the comparable prior year period. The increase was primarily due to $22.6 million of interest expense recorded in connection with increased borrowings related to the GL Purchase and approximately $2.2 million of interest expense recorded in connection with the contingent liability relating to the Class Action Lawsuit. For additional information regarding the Class Action Lawsuit, see the section under “Commitments and Contingencies.”

For the three and nine months ended September 30, 2006, depreciation and amortization expense increased $12.3 million and $27.2 million, respectively, as compared to the comparable prior year periods primarily due to the increase in depreciable assets in connection with the GL Purchase, the DRR Purchase and the CY-SF Purchase.

Prior to June 21, 2006, the effective date of the Amended Merger, we recorded asset management fees, reflecting the component of the Payment Agreement (as defined below) attributed to Asset Management Fees (as defined below). As a result of the Amended Merger, we did not incur any asset management fee expense in the third quarter of 2006 and we will not incur this expense in future periods. For the nine months ended September 30, 2006 and 2005, asset management fees were $13.7 million and $21.4 million, respectively. For the three months ended September 30, 2005, asset management fees were $6.6 million.

During the three and nine months ended September 30, 2006, we wrote off previously capitalized transaction costs of $0.2 million and $0.4 million, respectively, primarily related to a transaction that we no longer intend to pursue. During the three and nine months ended September 30, 2005, we recognized approximately $2.9 million and $3.8 million in transaction costs, approximately $1.9 million of which was associated with financial and legal advisors advising the Special Committee in its negotiations related to the potential amended merger agreement with our Former Advisor.

State and local taxes were $1.9 million and $5.9 million, respectively, for the three and nine months ended September 30, 2006, compared to $1.2 million and $5.0 million, respectively, for the comparable prior year periods. The increase of $0.7 million and $0.9 million, respectively, is primarily attributable to the GL Purchase, the DRR Purchase and the CY-SF Purchase.

During the three months ended September 30, 2006, we recorded expense reductions of $1.4 million related to credit enhancement funding as compared to $1.0 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. The increase in credit enhancement funding for the three months ended September 30, 2006 was attributable to a new credit enhancement obtained for three of our Properties of which the results of one Property triggered the funding recognized. The decrease in credit enhancement funding for the nine months ended September 30, 2006, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results of our applicable Properties. During the three months ended September 30, 2006 and 2005, we recorded base management fee waivers of $0.3 million and $0.2 million, respectively. During the nine months ended September 30, 2006 and 2005, we recorded base management fee waivers of $0.6 million and $0.5 million, respectively. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of September 30, 2006, other than the Hilton credit enhancement obtained in 2006, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of September 30, 2006, we had a total of $79.4 million available for funding under our remaining credit enhancements. There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will continue to receive funding under the credit enhancements currently available.

As a percentage of total revenues, general and administrative expense was 3.8 percent and 2.7 percent for the three months ended September 30, 2006 and 2005, respectively. As a percentage of total revenues, general and administrative expense was 2.4 percent and 2.0 percent for the nine months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, general and administrative expenses increased to $13.6 million, as compared to $7.9 million for the comparable prior year period, an increase of $5.6 million or 70.9 percent. During the nine months ended September 30, 2006, general and administrative expenses increased to $29.1 million, as compared to $19.6 million for the same period in 2005, an increase of $9.6 million or 48.8 percent. The increases during the three and nine month periods were primarily due to the recognition of stock compensation expense incurred in connection with the deferred shares granted in the second quarter of 2006 and an increase in personnel related expenses as a result of the Amended Merger.

Advisor acquisition expense was $0.6 million and $83.5 million for the three and nine months ended September 30, 2006, respectively, which represents the consideration paid to acquire the Former Advisor.

During the nine months ended September 30, 2006, we recorded a $29.3 million loss on extinguishment of debt as a result of the (i) write-off of $20.9 million in unamortized loan costs, (ii) $8.2 million of prepayment penalties incurred in connection with the refinancing of our Prior CMBS Loan, and (iii) $0.2 million loss on extinguishment of debt as a result of debt refinancing which occurred in April 2006 related to the Hilton 1 Loan, as defined in the section entitled “Sources of Liquidity and Capital Resources-Common Stock Offerings and Debt Financing.”

Equity in Earnings (Losses) of Unconsolidated Entities

The increase in equity in earnings (losses) of unconsolidated entities of $4.0 million and $15.7 million, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods in 2005, is primarily due to a $15.7 million loss on extinguishment of debt recorded by one of our unconsolidated entities during the first three months of 2005 that did not occur in 2006. Equity in earnings (losses) of unconsolidated entities for the three and nine months ended September 30, 2006 does not include WB Resort Partners, LP because the partnership sold all of its interest in the Waikiki Beach Marriott Resort in November 2005. Additionally, equity in earnings (losses) of unconsolidated entities for the three months ended September 30, 2006 does not include DRR LLC and CY-SF LP because of the completion of the DRR Purchase and the CY-SF Purchase on May 19, 2006 and June 16, 2006, respectively. The operating results for DRR LLC and CY-SF LP have been included in our consolidated statement of earnings since their respective dates of acquisition.

The following presents our equity in earnings (losses) of unconsolidated entities for the three months ended September 30, 2006 and 2005, and the change during these two periods (in thousands):

Entity	2006	2005	Increase (decrease) in earnings
WB Resort Partners, LP	$--	$32	$(32)
Desert Ridge Resort Partners, LLC	--	(3,664)	3,664
CY-SF Hotel Parent, LP	--	(371)	371
Other Joint Ventures	11	13	(2)
Total	$11	$(3,990)	$4,001

The following presents our equity in earnings (losses) of unconsolidated entities for the nine months ended September 30, 2006 and 2005, and the change during these two periods (in thousands):

Entity	2006	2005	Increase (decrease) in earnings
WB Resort Partners, LP	$--	$(2,298)	$2,298
Desert Ridge Resort Partners, LLC	2,955	(9,864)	12,819
CY-SF Hotel Parent, LP	(639)	(1,085)	446
Other Joint Ventures	163	37	126
Total	$2,479	$(13,210)	$15,689

Minority Interests

Minority interests in income of consolidated partnerships for the three and nine months ended September 30, 2006 were $0.2 million and $5.0 million, respectively, compared to minority interests in loss of consolidated partnerships of $0.2 million, and minority interests in income of consolidated partnerships of $4.4 million, respectively, for the three and nine months ended September 30, 2005. The changes are primarily due to fluctuations in the net income of certain consolidated partnerships.

Income Taxes

We recorded income tax expense from continuing operations of $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively, and income tax benefit from continuing operations of $0.3 million and $2.4 million for the three and nine months ended September 30, 2005, respectively. We recorded income tax of $0 and $0.1 million from discontinued operations during the three months ended September 30, 2006 and 2005, respectively. We recorded income tax expense of $0.9 million and of $3.1 million from discontinued operations during the nine months ended September 30, 2006 and 2005, respectively. Tax expense was incurred and tax benefits were received as a result of the TRS operations of certain of our Properties. The expense recorded in continuing and discontinued operations for the nine months ended September 30, 2006, was due to taxable income being realized at certain TRS subsidiaries. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS entities because these TRS entities do not have sufficient historical earnings on which to base an estimate of potential future benefit.

Discontinued Operations

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with a net gain of approximately $132.4 million.

On April 28, 2006, we completed the Wyndham Sale to an affiliate of The Blackstone Group for $42.5 million, resulting in a net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group.

On September 29, 2006, we completed the Chelsea Sale. The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and an estimated net gain of approximately $17 million.

In addition, the results of operations for the 38 Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$2,345	$55,007	$10,504	$210,029
Expenses	(1,344)	(32,242)	(6,304)	(153,091)
Write-down of assets	--	--	--	(345)
Interest and loan cost amortization	(354)	(7,090)	(1,606)	(32,405)
Income from discontinued operations	647	15,675	2,594	24,188
Gain on sale of assets	15,871	17,437	154,477	67,298
Gain on hedge termination	--	--	946	--
Transaction costs	(105)	--	(105)	(300)
Loss on extinguishment of debt	--	(1,569)	(4,296)	(13,478)
Minority interest	(156)	(2,296)	620	(3,349)
Income tax expense	--	(62)	(934)	(3,145)
	$16,257	$29,185	$153,302	$71,214

Earnings Per Share

Earnings per share for the nine months ended September 30, 2006, on a basic and fully diluted basis, decreased $0.13 from earnings per share of $0.15 for the nine months ended September 30, 2005 to earnings per share of $0.02. The decrease was primarily due to the following: Advisor acquisition expense which represents the consideration paid to acquire our Former Advisor reduced earnings per share by $0.54 per share; a loss on extinguishment of debt of $29.1 million, incurred in connection with the refinancing of our Prior CMBS loan, reduced earnings per share by $0.19 per share; and increased interest expense relating to the debt associated with the GL Purchase and the acquisition of the DRR Resort and CY-SF Ltd. further reduced earnings per share by $0.20. These reductions were partially offset by net gains on sales of Properties, which increased earnings per share by $0.56; an increase in our equity of the earnings of unconsolidated subsidiaries, which increased earnings per share by $0.11; with the remaining offset resulting from the increase in operating profit of our comparable properties.

Funds from Operations

We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, except for the add back of the advisor acquisition expense, which represents the consideration paid to acquire the Former Advisor, of $0.6 million and $83.5 million for the three and nine months ended September 30, 2006, respectively, which defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures.

In calculating FFO, net income or loss is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This is a GAAP convention requiring real estate companies to report rental revenues based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income or loss), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income or loss determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income or loss as reported in the accompanying unaudited condensed consolidated financial statements and notes thereto.

The following is a reconciliation of net (loss) income to FFO and FFO per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net (loss) income	$(43,214)	$(18,614)	$3,780	$23,192
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	63	3,554	3,493	10,558
Effect of depreciation of real estate assets of minority interests	(2,657)	(2,963)	(7,770)	(9,533)
Depreciation and amortization of real estate assets	55,224	45,088	154,604	143,187
Gain on sale of real estate assets	(15,871)	(17,437)	(154,477)	(67,298)
Advisor acquisition expense	614	--	83,468	--
Funds from operations	$(5,841)	$9,628	$83,098	$100,106
Weighted average shares:
Basic	156,476	152,876	154,226	152,873
Diluted	156,476	152,876	154,226	152,873
FFO per share:
Basic	$(0.04)	$0.06	$0.54	$0.65
Diluted	$(0.04)	$0.06	$0.54	$0.65

_______________________
(1)
Funds from operations for the three and nine months ended September 30, 2006 do not include $3.1 million and $10.5 million, respectively, in net membership cash flows and include approximately $0.016 million and $33.6 million, respectively, of loss on extinguishment of debt, and $0.3 million and $0.5 million, respectively, of transaction costs.

(2)
Funds from operations for the three and nine months ended September 30, 2005 do not include $4.1 million and $12.7 million, respectively, in net membership cash flows; and include $3.7 million and $15.6 million, respectively, of loss on extinguishment of debt, and $2.9 million and $4.1 million, respectively, of transaction costs.

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

The following is a reconciliation of loss from continuing operations to EBITDA, as defined above, for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Loss from continuing operations	$(59,471)	$(47,799)	$(149,522)	$(48,022)
Adjustments:
Interest and loan cost amortization	62,391	49,289	168,110	141,283
Income tax expense (benefit)	317	(323)	575	(2,369)
Depreciation and amortization	57,367	45,047	160,372	133,166
EBITDA	$60,604	$46,214	$179,535	$224,058

_______________________
(1)
Results of operations for the three and nine months ended September 30, 2006 do not include $3.1 million and $10.5 million, respectively, in net membership cash flows and include approximately $0.016 million and $29.3 million, respectively, of loss on extinguishment of debt, approximately $0.2 million and $0.4 million, respectively, of transaction costs, and $0.6 million and $83.5 million, respectively, of advisor acquisition expense, which represents the consideration paid to acquire the Former Advisor. For additional information regarding advisor acquisition expense see “Results of Operations - Other Income and Expenses.”

(2)
Results of operations for the three and nine months ended September 30, 2005 do not include $4.1 million and $12.7 million, respectively, in net membership cash flows; and include $2.2 million of loss on extinguishment of debt and $2.9 million and $3.8 million of transaction costs, respectively.

Hotel and Resort Operating Data

The following table presents, by industry classification, our portfolio of 91 Properties and associated inventory of rooms as of September 30, 2006:

Industry Classification	Properties	Rooms
Luxury and Upper Upscale	35	15,590
Upscale	31	5,899
Midscale	25	3,701
Total	91	25,190

During the nine months ended September 30, 2006, a significant portion of our hotel and resort revenues were earned from Properties managed by two third-party managers: Marriott International, Inc. and subsidiaries, and Hilton Hotels Corporation and subsidiaries. While we carefully screen our managers and tenants and we have Properties managed by other third parties, failure of either of these management companies could significantly impact our results of operations.

Our results of operations are highly dependent upon the operations of our Properties. To evaluate the financial condition and operating performance of our Properties, management regularly reviews operating statistics such as revenue per available room (“RevPAR”), average daily room rate (“ADR”) and occupancy. These operating statistics are compared with our historical and budgeted statistics as well as those for our industry and peer groups. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenues by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenues from food and beverage, telephone services or other guest services generated by the Property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for many hotels and resorts. We closely monitor what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

The following tables present information related to our Properties by chain scale classification for the three and nine months ended September 30, 2006.

Unaudited Property Operating Data—All Properties
For the Three Months Ended September 30, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated TRS(1)
Luxury and Upper Upscale	35	70.0%	$162.63	$113.78
Upscale	28	77.0	110.78	85.25
Midscale	24	71.7	85.40	61.27
Total Consolidated TRS	87	71.7%	$139.78	$100.16
Triple Net Lease(2)	4	77.0	123.68	95.22
Total	91	71.8%	$139.24	$100.01

_________________________
(1)
The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—All Properties
For the Nine Months Ended September 30, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated TRS(1)
Luxury and Upper Upscale	35	72.9%	$183.31	$133.70
Upscale	28	77.3	114.28	88.30
Midscale	24	72.4	85.58	61.94
Total Consolidated TRS	87	73.8%	$153.89	$113.49
Triple Net Lease(2)	4	76.3	129.17	98.49
Total	91	73.8%	$153.07	$113.01

_________________________
(1)
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

The following tables present information related to our Comparable Properties, excluding the Hyatt Regency Montreal and JW Marriott New Orleans for the three and nine months ended September 30, 2006. We define Comparable Properties as Properties that we owned at the beginning of and during the entirety of both periods being compared. We consider 87 Properties comparable for the three and nine months ended September 30, 2006.

Unaudited Property Operating Data—Comparable Properties
For the Three Months Ended September 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	31	70.3%	(1.9)	$163.61	7.5%	$115.04	4.7%
Upscale	28	77.0	(1.9)	110.78	11.2	85.25	8.5
Midscale	24	71.7	(4.4)	85.40	9.8	61.27	3.5
Total Consolidated TRS	83	72.1%	(2.3)	$137.83	8.7%	$99.32	5.3%
Triple Net Lease(2)	4	77.0	2.2	123.68	3.1	95.22	6.2
Total	87	72.2%	(2.2)	$137.30	8.5%	$99.18	5.3%

___________________________
(1)
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

For the three months ended September 30, 2006, RevPAR for our 83 Comparable Properties which were leased to TRSs was $99.32, representing an increase of 5.3 percent, as compared to the same period in 2005. This was a result of an 8.7 percent increase in ADR to $137.83 offset by a 2.3 percentage point decrease in occupancy to 72.1 percent.

Total comparable luxury and upper upscale Properties reported a RevPAR increase of 4.7 percent resulting from a 7.5 percent increase in ADR to $163.61 offset by a 1.9 percentage point decrease in occupancy to 70.3%. A total of 23 of the 31 luxury and upper upscale Properties reported year over year RevPAR increases, including 6 of which had increases of greater than ten percent while 8 of these Properties reported decreases in RevPAR ranging from less than one percent to 11.1 percent.

Total comparable upscale Properties reported a RevPAR increase of 8.5 percent resulting from an 11.2 percent increase in ADR to $110.78 offset by a 1.9 percentage point decrease in occupancy to 77.0 percent. A total of 25 of the 28 upscale Properties reported year over year RevPAR increases, including eight of which had increases of greater than ten percent, while three of these Properties reported decreases in RevPAR of 1.9 percent, 9.1 percent and 12.9 percent, respectively.

Total comparable midscale Properties reported a RevPAR increase of 3.5 percent resulting from a 9.8 percent increase in ADR to $85.40 offset by a 4.4 percentage point decrease in occupancy to 71.7 percent. A total of 16 of the 24 midscale Properties reported year over year RevPAR increases, including 13 of which had increases of greater than ten percent while eight of these Properties reported decreases in RevPAR ranging from 1.6 percent to 49.4 percent.

Unaudited Property Operating Data—Comparable Properties
For the Nine Months Ended September 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	31	73.9%	0.1	$183.15	8.4%	$135.36	8.5%
Upscale	28	77.3	(0.2)	114.28	11.1	88.30	10.8
Midscale	24	72.4	(0.0)	85.58	9.3	61.94	9.3
Total Consolidated TRS	83	74.4%	0.0	$151.06	9.0%	$112.42	9.0%
Triple Net Lease(2)	4	76.3	(2.0)	129.17	6.4	98.49	3.7
Total	87	74.5%	(0.1)	$150.28	8.9%	$111.94	8.8%

___________________________
(1)
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

For the nine months ended September 30, 2006, RevPAR for our 83 Comparable Properties which were leased to TRSs was $112.42, representing an increase of 9.0 percent, as compared to the same period in 2005. This was a result of a 9.0 percent increase in ADR to $151.06.

Total comparable luxury and upper upscale Properties reported a RevPAR increase of 8.5 percent resulting from an 8.4 percent increase in ADR to $183.15 as well as a 0.1 percentage point increase in occupancy to 73.9 percent. A total of 29 of the 31 luxury and upper upscale Properties reported year over year RevPAR increases, including 13 of which had increases of greater than ten percent while two of these Properties reported decreases in RevPAR of 10.4 percent and 11.7 percent, respectively.

Total comparable upscale Properties reported a RevPAR increase of 10.8 percent resulting from an 11.1 percent increase in ADR to $114.28 offset by a 0.2 percentage point decrease in occupancy to 77.3 percent. A total of 26 of the 28 upscale Properties reported year over year RevPAR increases, including 15 of which had increases of greater than ten percent while two of these Properties reported a decrease in RevPAR of 5.4 percent and 10.7 percent, respectively.

Total comparable midscale Properties reported a RevPAR increase of 9.3 percent resulting from a 9.3 percent increase in ADR to $85.58. A total of 20 of the 24 midscale Properties reported year over year RevPAR increases, including 11 of which had increases of greater than ten percent while four of these Properties reported a decrease in RevPAR ranging from 1.9 percent to 18.1 percent.

The following table presents comparative information for our Adjusted Comparable Properties owned as of September 30, 2006. We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting periods and excludes the Hyatt Regency Montreal and JW Marriott New Orleans, Properties that were opened during the reporting periods being compared, changed reporting periods during the periods being compared, or are located outside of the United States. For the three and nine months ended September 30, 2006, we consider 89 Properties to be Adjusted Comparable Properties.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Three Months Ended September 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	33	70.2%	(1.0)	$164.62	6.8%	$115.48	5.3%
Upscale	28	77.0	(1.9)	110.78	11.2	85.25	8.5
Midscale	24	71.7	(4.4)	85.40	9.8	61.27	3.5
Total Consolidated TRS	85	71.9%	(1.7)	$140.01	8.2%	$100.60	5.7%
Triple Net Lease(2)	4	77.0	2.2	123.68	3.1	95.22	6.2
Total	89	72.0%	(1.6)	$139.44	8.1%	$100.42	5.7%

__________________________
(1)
The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues and expenses.

Unaudited Property Operating Data—Adjusted Comparable Properties
For the Nine Months Ended September 30, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	to 2005	ADR	to 2005	RevPAR	to 2005
Consolidated TRS(1)
Luxury and Upper Upscale	33	73.5%	(0.1)	$187.52	7.5%	$137.85	7.4%
Upscale	28	77.3	(0.2)	114.28	11.1	88.30	10.8
Midscale	24	72.4	(0.0)	85.58	9.3	61.94	9.3
Total Consolidated TRS	85	74.1%	(0.1)	$155.73	8.2%	$115.46	8.1%
Triple Net Lease(2)	4	76.3	(2.0)	129.17	6.4	98.49	3.7
Total	89	74.2%	(0.1)	$154.83	8.2%	$114.91	8.0%

_________________________
(1)
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

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our principal sources of liquidity were cash flows from operating activities, net proceeds from the disposition of Properties, short-term and long-term borrowings, funding under credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status. Our sources of cash have also included proceeds from the sale of common stock under the terms of our DRP. However, such proceeds during 2006 have been fully utilized to fulfill redemption requests made by our stockholders pursuant to our Amended and Restated Redemption Plan (the “Redemption Plan”). Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our stockholders, is dependent on the proceeds we receive from the DRP. In the quarters ended June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the level of redemption requests currently outstanding, we do not anticipate that proceeds from the DRP will provide an incremental source of cash for the year ended December 31, 2006 or for the foreseeable future thereafter. In addition, we may terminate the DRP and suspend the Redemption Plan at any time at our discretion or for any reason.

Sources of Liquidity and Capital Resources

Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flow from operations, borrowings, cash provided by our credit enhancement arrangements and net cash received from membership deposits. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those which are unencumbered), access to secured or unsecured debt or lines of credit, borrowing restrictions imposed by our existing lenders, as applicable, and the availability of debt from capital markets. All but one of our Properties are currently the collateral under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis. Our liquidity may also benefit from tax refunds and/or payments by our insurance providers.

Common Stock Offerings and Debt Financing

On April 21, 2006, we amended Article VII, Section 7.1 of our charter by increasing the total number of shares of capital stock which we are authorized to issue to 3.675 billion (3,675,000,000) shares, consisting of 3 billion common shares, $0.01 par value per share (as described in Section 7.2(b) of the charter), 75 million preferred shares, $0.01 par value per share (as described in Section 7.3 of the charter) and 600 million of excess shares, $0.01  par value per share (as described in Section 7.7 of the charter) (the “Excess Shares”).  Of the 600 million Excess Shares, 585 million are issuable in exchange for common shares and 15 million are issuable in exchange for preferred shares.

During the nine months ended September 30, 2006, we raised $28.2 million in proceeds from the sale of common stock under the terms of our DRP. Substantially all of the proceeds from the sale of these shares were used to redeem shares under our Redemption Plan.

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

On June 16, 2006, in connection with the CY-SF Purchase, a subsidiary of ours became liable for a $39.7 million mortgage loan collateralized by a first mortgage and lien on all the assets of CY-SF LP (the “San Francisco Loan”). The San Francisco Loan matures on July 1, 2007. The interest rate for the San Francisco Loan is equal to 325 basis points plus the greater of (a) one-month LIBOR or (b) 300 basis points. In addition, we also assumed a $14.8 million loan (the “Mezzanine Loan”), which matures on July 1, 2007. The interest rate for the Mezzanine Loan is equal to 700 basis points plus a base rate (the “Base Rate”). The Base Rate is equal to the greater of (a) the lesser of (i) one-month LIBOR or (ii) 9 percent, or (b) 3 percent. The San Francisco Loan contains restrictive covenants, as defined in the loan agreement, which require us to (i) incur debt only as permitted, (ii) maintain reserve accounts, and (iii) comply with other customary affirmative and negative covenants.

On May 19, 2006, in connection with the acquisition of all of the remaining partnership interests in DRR LLC, a subsidiary of ours became liable for a $300.0 million loan collateralized by the DRR Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.

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

The New CMBS Loan is collateralized by the following Properties - Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa, La Quinta Resort & Spa, Claremont Resort & Spa and Doral Golf Resort & Spa, a Marriott Resort. The New CMBS Loan bears monthly interest at (a) 5.57 percent on $1 billion, and (b) one-month LIBOR plus 272.5 basis points (one-month LIBOR was equal to 5.32 percent as of September 30, 2006) on the remaining $525 million. The New CMBS Loan agreement contains restrictive debt covenants similar to those in the Prior CMBS Loan agreement, including ones which requires the CMBS Borrower(s) to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants. The New CMBS Loan has customary default and acceleration provisions, but also allows an additional $100 million tranche of mezzanine debt under certain conditions.

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

Certain of our loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants in these loan agreements restrict our ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. We were in compliance with all debt covenants as of September 30, 2006.

Approximately $393.8 million of our indebtedness is scheduled to mature by September 30, 2007. Of this total, two loans totaling $339.5 million provide for two to three 1-year extensions of the maturity date without the imposition of significant financial or other commitments or expenditures. We intend to utilize the extension provisions for those loans. For the remaining $54.3 million of indebtedness maturing by September 30, 2007, we are actively engaged in efforts to refinance the applicable loans prior to their expected maturity.

Membership Deposits

During the nine months ended September 30, 2006, our cash flows and financial condition include the receipt of $10.5 million in deposits, including $3.1 million during the third quarter of 2006, representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our Properties. Membership deposits are recognized as a liability. Under our primary membership program, deposits generally become refundable upon:

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

Sale of Properties

On September 29, 2006, we completed the Chelsea Sale. The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and an estimated net gain to us of approximately $17 million.

On April 28, 2006, we completed the Wyndham Sale for $42.5 million, resulting in a net gain of approximately $5.2 million. The two properties were previously leased by us to an affiliate of The Blackstone Group. A portion of the net proceeds from the sale of these two hotels was used in connection with the acquisition of the DRR Resort on May 19, 2006.

On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with net gain of approximately $132.4 million. A portion of the net proceeds from the Del Sale were used in connection with the acquisition of the 500-acre Grande Lakes Orlando resort on February 24, 2006.

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

•	Acquisitions of Properties;
•	Other Property related costs, including property insurance and taxes;
•	Payments on the Promissory Note (see “Additional Information - Related Party Transactions”); and
•	Distributions paid to our stockholders pursuant to our distribution policy and to maintain our REIT status.

We expect to meet our short-term liquidity needs through a combination of the following, not necessarily listed in order of significance:

•	Cash on hand;
•	Cash provided by operations;
•	Credit enhancement funding;
•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;
•	Deposits from our membership programs;
•	Reserves established for the replacement of furniture, fixtures and equipment;
•	Proceeds from the sale of Properties;
•	Proceeds from insurance providers; and
•	Tax refunds.

We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action, natural disasters or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our Revolver limit the amount of our distributions to stockholders or repurchase of stock based on cash available for distribution as defined in the Revolver loan agreement. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. If we were to sustain our distribution rate per share at the current level, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to September 30, 2006. Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of September 30, 2006. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.

Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those that may be unencumbered from time to time), access to unsecured debt offerings or lines of credit and borrowing restrictions imposed by our existing lenders, as applicable (for additional information on debt covenant requirements, see “Common Stock Offerings and Debt Financing”).

Our property insurance programs were renewed in November 2006. Consistent with our initial evaluations, the cost of insurance coverage and related deductible levels have been adversely impacted by recent events in certain coastal markets, specifically natural disasters which occurred in the second half of 2005, and the related available insurance coverages have been significantly reduced whereby maintenance of policy limits prior to renewal were unavailable at commercially reasonable rates. Our short-term and potentially long-term liquidity requirements pertaining to our operating expenses will likely be impacted by these developments due to our insurance costs increasing significantly, and our deductible levels increasing, while our coverage limits have decreased. This will expose us to additional costs for our programs and may result in increased exposure to us of an increased potential for uninsured losses. We do not expect the increased cost of our property insurance coverage to be materially adverse to our liquidity. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to our stockholders.

During the remainder of 2006, we expect to spend $26.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $26.6 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from the sources listed above. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix. If our sources of short-term liquidity are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.

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

As of September 30, 2006, approximately $5.1 million and $232.7 million in outstanding debt payments (excluding loans maturing in 2007 for which we intend to utilize the extension options), are due in 2006 and 2007, respectively, comprised of debt scheduled to mature and principal repayments. We expect to pay this debt from the sources listed above, and in some instances we may refinance the debt, although there can be no assurance that we will be able to do so.

Distributions

During the nine months ended September 30, 2006 and 2005, we declared and paid distributions to our stockholders of $115.6 million and $129.9 million, respectively. During the nine months ended September 30, 2006, $2.0 million in cash flows from operating activities was generated by credit enhancement funding. Distributions during this period were paid from available cash, including, but not limited to, cash generated from operations and proceeds from asset dispositions.

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

Cash Flows

During the nine months ended September 30, 2006 and 2005, we generated cash from operations of $175.8 million and $146.4 million, respectively. The increase in cash flows from operations is primarily due to increased property operating performance and to positive changes in net operating assets as compared to the prior year quarter. Included in cash flows from operations is funding from credit enhancements totaling $1.4 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash flows used in investing activities for the nine months ended September 30, 2006, was $663.2 million as compared to cash flows provided by investing activities of $472.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, use of cash was primarily driven by the GL Purchase, DRR Purchase and CY-SF Purchase, offset by the sale of properties, primarily the Del Sale.

Cash flows provided by financing activities during the nine months ended September 30, 2006 was $512.5 million, as compared to cash used in financing activities of $598.8 million for the nine months ended September 30, 2005. The increase was due to $591.6 million in net proceeds primarily resulting from the GL Loan.

Commitments and Contingencies

On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida (the “Class Action Lawsuit”) against, among others, us, the Former Advisor, certain affiliates of ours and of the Former Advisor, and certain directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). Reference is made to Note 19. “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2006 and to “Note 11. Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, filed with the SEC on May 15, 2006 and August 14, 2006, for a description of and developments related to the Class Action Lawsuit, which are incorporated herein by reference. Since July 1, 2006, the following material developments have occurred with respect to the Class Action Lawsuit.

At the hearing held on July 26, 2006, the Court determined the settlement of the Class Action Lawsuit to be fair, reasonable, and adequate, and declared that it will be approved. The Court took the request for attorney fees and expenses under advisement. On August 1, 2006, the Court entered the Order Granting Final Approval of the settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the proxy class claims, reducing the fee award for the purchaser class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.

  We accrued $34.2 million for the settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005. During the three and nine months ended September 30, 2006, we recognized approximately $1.0 million and $2.2 million, respectively, in interest expense pertaining to the accrued liability. During the nine months ended September 30, 2006, we advanced $5.5 million of the settlement, in accordance with the stipulation, to cover certain costs and expenses related to the settlement, and to pay the stipulated attorneys fees in connection with the proxy class.

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

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30 th Judicial District against RFS, RFS's directors and us. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS's shareholders was significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) we aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement was false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney's fees, and rescissory damages. On July 1, 2003, we filed an answer to the amended complaint setting forth an affirmative defense and our general denials of the allegations set forth therein. The plaintiff's motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30 th Judicial District. On September 13, 2006, the Court dismissed all remaining claims against all defendants. On September 29, 2006, plaintiff filed a notice of appeal. We believe the allegations contained in the amended complaint are without merit and intend to vigorously defend any appeal filed in the action, and therefore, no contingent liability has been accrued.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against one of our subsidiaries, RFS Partnership, LP and certain of its subsidiaries, in the Superior Court of the State of California, for the County of San Diego. In April 2004, the Court granted our motion for summary judgment and dismissed all claims against us.  Carmel Valley appealed and in January 2006 the appellate court reversed the summary judgment ruling in our favor and remanded the matter back to the trial court.  While we continue to dispute that Carmel Valley suffered any damages in this case, to avoid further litigation expenses and to finally resolve the matter, in May 2006 we reached an agreement with Carmel Valley to settle all of its claims against us for $25,000.  In exchange for our payment, Carmel Valley provided the Company with a full and complete release of all pending and possible claims related to this matter and the matter was dismissed by the Court on August 11, 2006.

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

As of September 30, 2006, we had commitments to fund furniture, fixture and equipment replacements and capital improvements of our Properties. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our consolidated and unconsolidated entities, if shortfalls arise.

During the remainder of 2006, we expect to spend $26.4 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $26.6 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from operations and/or long-term borrowings. Significant capital expenditure projects that are planned or currently in-progress for 2006 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix.

As of September 30, 2006, we were not able to redeem, pursuant to our Redemption Plan, all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of October 20, 2006, there was a total of approximately 8.3 million shares of common stock, or approximately $158.4 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the third quarter of 2006 and are now being held for redemption in future quarters. We redeem shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under our Amended and Restated Distribution Reinvestment Plan (“DRP”). In the quarterly period ended September 30, 2006, funds received from the DRP totaled $9.3 million, substantially all of which were utilized to honor redemption requests. The DRP and the Redemption Plan may be terminated or suspended at any time by us at our discretion or for any reason.

As discussed above in “Results of Operations - Factors Affecting Comparability,” in August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the New Orleans JW Marriott. We, in conjunction with certain provisions of our management agreements with Marriott, have comprehensive insurance coverage for property damage and business interruption through Marriott, the third-party operator of the property. The process for making claims under these policies is currently underway as of September 30, 2006. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders.

Our inability to obtain or renew property insurance with sufficient coverage may cause us to be in violation of certain of our debt agreements and/or our third-party management agreements, which would require us to seek relief or waiver of such terms or potentially would require us to cure such violation, potentially by, among other things, acquiring additional coverage, if available, which could be on financial terms that we do not consider commercially reasonable. Under the terms of the third-party management agreements, the operator must notify us of any such non-compliance, and upon notice to us, the operator could seek out the additional coverage that would satisfy the terms of such agreements. While we do not expect to incur such cost, the cost of this additional coverage could have a material adverse effect on our results of operations and cash flows and thereby adversely impact our ability to make distributions to our stockholders.

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

Prior to the consummation of the Amended Merger, certain of our officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Amended Merger, received, directly or indirectly, an aggregate of 3.24 million of our common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Amended Merger, and received 360,000 common shares of ours in the Amended Merger. James M. Seneff, Jr., the Chairman of the Board and a director of ours, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Amended Merger. Prior to the Amended Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of our common shares in the Amended Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of ours, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of our common shares in the Amended Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of ours and former officers of the Former Advisor, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Amended Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of ours, respectively. Prior to the consummation of the Amended Merger, the Former Advisor owned 10,000 common shares of ours, which were assumed by us and retired in connection with the Amended Merger. Further, a company owned and controlled by Messrs. Seneff and Bourne owns 12,500 common shares of ours.

Transition Services Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG will provide us with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG will charge us for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by us to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement will terminate on March 31, 2007, unless otherwise extended. The Transition Services Agreement will be terminable without penalty by us upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At our sole option, we may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement will also be terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to us. Pursuant to this agreement, we recorded an expense of $0.1 million for the period June 21, 2006 through September 30, 2006. Pursuant to the terms of the Transition Services Agreement, on October 24, 2006, we gave 90 days’ written notice to CFG of our intent to terminate the legal billing services portion of the agreement.

Brand License Agreement

On June 21, 2006, in connection with the consummation of the Amended Merger, we entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by us and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to us in the event:

•	Mr. Seneff is involuntarily removed as a member of our Board by our stockholders or the Board;

•
we terminate the Tower II Lease (as defined below), provided that, if our termination of the Tower II Lease is the result of a material breach by the other party, and CFG or its affiliates terminate the Brand License Agreement, CFG is obligated to pay us a $2 million termination fee;

•	we are involved in certain extraordinary corporate transactions, such as a merger, a dissolution, or sale of all or substantially all of our assets; or

•	a majority of the Board are persons other than persons for whose election proxies have been solicited by the Board.

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

Tower II Lease

On June 21, 2006, in connection with the consummation of the Amended Merger, we assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of ours), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, we (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease. The amount reimbursed by us was approximately $3.2 million. In connection with the Tower II Lease, we make monthly rental payments of approximately $98,000 and have recognized approximately $0.4 million of rental expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2006.

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

Charter and Bylaw Amendments

On June 20, 2006, at the Special Meeting, our stockholders approved certain amendments and restatements (the “Charter Amendments”) of our Articles of Amendment and Restatement (the “Charter”) to modify certain provisions of the Charter to, among other things, (i) conform more closely to the charters of real estate investment trusts whose securities are publicly traded and listed on the New York Stock Exchange and which are self-advised (“Listed REITs”) and (ii) reflect that we have become self-advised. The Special Meeting was adjourned with respect to Proposal III—the Two-Thirds Vote Charter Amendment (“Proposal III”) for the purpose of soliciting additional proxies for this proposal until July 31, 2006 and subsequently to August 3, 2006. We filed the corresponding Articles of Amendment and Restatement reflecting these modifications with the State Department of Assessments and Taxation of Maryland (the “SDAT”) on June 21, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications to the Charter was previously disclosed in our Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

On August 3, 2006, at the adjourned Special Meeting, our stockholders approved Proposal III, which provided for (i) the further amendment and restatement of our Charter to modify other provisions of our Charter to, among other things, conform our Charter more closely to the charters of Listed REITs and to reflect that we have become self-advised, and (ii) certain amendments to our bylaws (the “Bylaws”) to reflect corresponding conforming changes to the Bylaws. We filed the Articles of Amendment and Restatement reflecting these modifications with the SDAT on August 7, 2006 and the Articles of Amendment and Restatement were accepted for record by the SDAT on such date. Information relating to the modifications of the Charter was previously disclosed in our Definitive Proxy Statement dated May 10, 2006 and filed with the SEC on May 12, 2006.

On August 30, 2006, the Board adopted our Amended and Restated Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws reflect corresponding conforming changes to the Bylaws as a result of the approval of the Charter Amendments (and the filing and the acceptance for record of the Articles of Amendment and Restatement with the SDAT on August 7, 2006), including the changes set forth below:

•	an amendment to the Bylaws to provide that the annual meeting of shareholders shall be held during the month of August in each year, on a date and at the time during such month set by the Board;
•
an amendment to the Bylaws to increase the threshold necessary for holders of common shares to call a special meeting from 10 percent of the shares then outstanding and entitled to vote to a majority of the shares then outstanding and entitled to a vote;

•	an amendment to the Bylaws to provide that a plurality, rather than a majority, of the votes cast at a meeting of shareholders shall be sufficient to elect a Director;
•
an amendment to the Bylaws to provide that the Maryland Control Share Acquisition Statute, found in Title 3, Subtitle 7 of the Maryland General Corporation Law, shall not apply to any acquisition of our securities by any person (such provision having previously been contained in the Charter);

•
an amendment to the Bylaws to provide that certain vacancies on the Board shall be filled at any meeting of the Board, by a majority of the remaining Directors, rather than by a majority vote at a meeting of shareholders;

•	an amendment to the Bylaws to remove the requirement to provide certain financial statements to holders of common shares; and
•	an amendment to the Bylaws to eliminate the ability of holders of common shares to prevent amendments to the Bylaws by the Board that would adversely affect the rights of holders of common shares.

Employment Agreements

We entered into employment agreements, which became effective on the effective date of the Amended Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Executive Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (collectively, the “Employment Agreements”). Each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting our confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Compensation Committee of our Board of Directors and the respective executive.

Deferred Share Grants

Effective as of June 21, 2006, the effective date of the Amended Merger, the Company granted to Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen (collectively, the “Executive Officers”) 2,284,650 deferred shares, comprising 411,237 time-based deferred shares, which vest over a period of time so long as the recipient continues to perform services for the Company, and 1,873,413 performance-based deferred shares, which are subject to vesting based on the achievement of certain performance criteria. The amount of deferred shares granted to each Executive Officer effective as of June 21, 2006 is indicated below:

Name	Number of Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250

In addition, on June 22, 2006, 565,600 deferred shares were granted to certain other executives and employees. (For additional information, see “Note 13. Stock-Based Compensation.”)

Bonus Payments

On June 20, 2006, the Compensation Committee approved, contingent on the consummation of the Amended Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Amended Merger, became employees of ours. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to us as part of the consummation of the Amended Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen have received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50 and $123,750, respectively.

Events Subsequent to September 30, 2006

On October 3, 2006, we entered into an agreement with CNL Corporate Investors, Ltd. to sell our 9.901 percent limited partnership interest in CNL Plaza, Ltd. and our 9.9 percent limited partnership interest in CNL Plaza Venture, Ltd. The sale was subsequently completed on October 31, 2006, for resulting in proceeds of $4.1 million and an estimated net gain of approximately $4.5 million. For additional information, see “Additional Information--Related Party Transactions.”

Off-Balance Sheet Arrangements

As of September 30, 2006, we have severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt is not reflected as a liability on our consolidated balance sheet. On October 31, 2006, we completed the sale of our interest in this partnership and, upon closing of the sale, were released from our obligations under this guaranty.

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

Contractual Cash Obligations

The following table represents our contractual cash obligations and future potential commitments, and the estimated related payment periods as of September 30, 2006 (in thousands):

Contractual Cash Obligations	Less than 1 Year	1-3 Years	3-5 Years*	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)*	$71,366	$723,424	$2,770,282	$43,042	$3,608,114
Interest expense	235,687	423,778	261,467	654	921,586
Capital lease obligations	1,264	1,575	56	--	2,895
Litigation settlement	3,700	31,300	--	--	35,000
	$312,017	$1,180,077	$3,031,805	$43,696	$4,567,595

  * In January 2006, we refinanced approximately $1.5 billion of the scheduled maturities in mortgages and other notes payable pursuant to which the long-term borrowing will mature in 2011.

Capital expenditures remained generally unchanged at September 30, 2006 compared to December 31, 2005.

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

On December 30, 2005, we and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement. The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by us to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007. Interest accrues under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date, the Former Advisor assigned the Promissory Note to one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. We had previously capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million was treated as prepaid Asset Management Fees which amount was subsequently recognized ratably over the first six months of 2006. We did not recognize any Asset Management Fees during the three months ended September 30, 2006, as we no longer incurred such fees after the Amended Merger. We recognized approximately $13.7 million of the prepaid Asset Management Fees as Asset Management Fee expense in the six months ended June 30, 2006. The remaining $0.3 million in prepaid Asset Management Fees has been reclassified to goodwill in connection with the related acquisitions.

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

In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to our charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the nine months ended September 30, 2006, we received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.

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

As of September 30, 2006, we owned a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which certain affiliates of CFG lease office space. CFG is indirectly wholly-owned by Mr. Seneff, Chairman of the Board and director, and his wife. Robert A. Bourne, Vice-Chairman of the Board and director, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., a Florida limited partnership, which had a 1 percent interest as general partner of the Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which had a 49.495 percent interest, as a limited partner, in the Owner; CNL Retirement Properties, Inc., or its successor, which had a 9.901 percent interest, as a limited partner, in the Owner; National Retail Properties, Inc., which had a 24.7525 percent interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which had a 4.9505 percent interest, as a limited partner, in the Owner. We also owned a 9.9 percent interest in CNL Plaza Venture, Ltd. The remaining interests in CNL Plaza Venture, Ltd. were held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and CNL Plaza Venture, Ltd. are reported in “Note 5. Investments in Unconsolidated Entities.” On October 3, 2006, we entered into agreements with CNL Corporate Investors, Ltd. to sell our 9.901 percent limited partner partnership interest in the Owner and our 9.9 percent limited partner partnership interest in CNL Plaza Venture, Ltd. In connection with the agreements between CNL Investors, Ltd. and us, the disinterested members of the Board received an opinion from a financial institution that the aggregate purchase price to be received by us in connection with the sale of our limited partnership interests in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. pursuant to the agreements was fair from a financial point of view. The sale was completed on October 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (dollars in thousands):

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt:
Fixed rate	$4,551	$175,983	$212,884	$233,129	$233,238	$1,407,431	$2,267,216	$2,163,525
Average interest rate	7.09%	6.98%	6.39%	6.22%	6.74%	5.76%
Variable rate	$579	$56,734	$70,530	$42,179	$302,823	$868,053	$1,340,898	$1,340,898
Average interest rate	7.62%	9.49%	7.57%	7.04%	6.76%	7.57%
Total debt	$5,130	$232,717	$283,414	$275,308	$536,061	$2,275,484	$3,608,114

The weighted average effective interest rate on mortgages and other notes payable was approximately 6.52 percent and 7.30 percent as of September 30, 2006 and December 31, 2005, respectively. We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans including from offering proceeds, refinancing with fixed rate permanent debt or obtaining varying forms of interest rate protection agreements. Substantially all of our variable rate debt is hedged with interest rate protection agreements.

Management estimates that a one-percentage point increase in interest rates for variable rate debt outstanding as of September 30, 2006 would have resulted in additional annualized interest costs of approximately $24,000 due to the impact of interest rate protection agreements.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective, at a reasonable assurance level, as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

    During the quarter ended September 30, 2006, as part of the integration of Hilton as third-party manager of the Resorts, as defined and discussed in "Note 4. Hotel and Resort Properties," Hilton implemented certain of its financial and operating systems applicable to the operation of the Resorts, and the related processes and controls.

    The above activities did not modify or change materially our internal controls over financial reporting for the three months ended September 30, 2006, and otherwise there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are now self-advised as a result of the Amended Merger, we are still subject to certain conflicts of interest. Certain entities that were affiliated with the Former Advisor could seek to acquire properties that satisfy our acquisition criteria. As a result, we may decide not to pursue the acquisitions of properties we would otherwise seek to acquire in order to avoid bidding against such an entity. While certain of these entities have agreed not to engage in activities within the U.S., Canada or Europe relating to the ownership, acquisition, development or management of luxury and upper upscale hotels and resorts until June 21, 2013, such agreements are subject to certain exceptions. In particular, CNL Income Properties (“CIP”) is likely to seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, such a leisure property could contain a hotel or resort that satisfies our acquisition criteria. CIP is permitted to make investments in such leisure properties where 50 percent or more of revenues from the property in question will be generated by luxury and upper upscale hotels provided that CIP offers us a right of first refusal to participate in such investment. We may acquire properties from entities that were affiliated with the Former Advisor, including through joint ventures, which may give rise to a conflict between us and such an entity whereby the interests of the other entity regarding their financial position may differ from ours. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.

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

           As a result of the consummation of the Amended Merger, we now directly employ persons who were employees of the Former Advisor and have established a new defined contribution retirement plan. As of September 30, 2006, we had approximately 109 employees. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances and we bear the costs of the establishment and maintenance of such plans.

In addition, we may be exposed to risks associated with the business of CNL Hotel Development Company. Previously, all risks associated with development services were borne either by CNL Hotel Development Company or the Former Advisor.

Costs Associated with the Former Advisor’s Personnel After Internalization May Exceed the Fees Previously Paid by Us to the Former Advisor for Such Services.

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

The Amended Merger Might Limit Future Acquisitions or Dispositions of Certain Types of Assets.

Assets of the Former Advisor acquired in the Amended Merger consist primarily, if not entirely, of assets that do not qualify as real estate assets for purposes of the REIT asset tests, and completion of the Amended Merger decreased the percentage of qualified REIT assets owned by us. The decrease in the percentage of qualified REIT assets we now own may limit our ability to acquire additional properties where a significant amount of the value of such property is attributable to nonqualified real estate assets or to dispose of a significant number of properties with values consisting primarily of qualified real estate.

We Are Dependent on Key Personnel Whose Continued Service is Not Guaranteed.

We rely on a small number of persons who comprise our existing senior management, particularly Messrs. Hutchison and Griswold, to implement our business and investment strategies. While we have entered into Employment Agreements with seven members of our senior management, including Messrs. Hutchison and Griswold, which became effective upon consummation of the Amended Merger, they may nevertheless cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

Natural disasters; Uninsured and underinsured losses, the costs of insurance or our ability to renew existing coverage could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.

We, the third-party tenants or the third-party management companies maintain insurance on each of our Properties, including coverage for general liability, umbrella liability, workers’ compensation and Property damage (including earthquake, flood, wind, business income and ordinance coverage) under policies we believe are generally commercially available and customarily obtained by Property owners. Some of our Properties are located in areas of the country where the area may experience hurricane or high-wind activity, are subject to earthquake activity or subject to the risk of other natural disasters. Of the Properties located in areas of high seismic or high-wind risk, some were constructed under building codes that were less stringent with regard to earthquake or high-wind related requirements than current building codes. An earthquake or hurricane could cause significant uninsured damage to these Properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake or high-wind insurance are insured subject to policy limits and deductibles that we believe are currently commercially available to Property owners.

However, insurance for certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, may be or have become either unavailable or unavailable at our current insured levels, too difficult to obtain or not commercially reasonable. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders. Further, our inability to obtain or renew insurance coverage with sufficient insured limits may cause us to be in violation of certain of our debt agreements and/or our third-party management agreements which would require us to seek relief or waiver of such terms or potentially would require us to cure such violation, potentially by, among other things, acquiring additional coverage, if available, which could be on financial terms that we do not consider commercially reasonable. Also, we may not be able to obtain financing if a lender were to require that we purchase this type of insurance coverage as a condition to a financing and we were unable to obtain such coverage.

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

There can be no assurances that an insurance company will agree that a loss is covered or pay us promptly or at all for a loss. We may incur significant costs in attempting to cause insurance companies to pay for losses. If any of these events occur or other circumstances occur with respect to other types of insurance policies, the costs of insurance may increase significantly, we may incur costs to obtain relief under or to cure our contractual agreements with lenders or third-party management companies or we may be exposed to greater levels of uninsured losses, each of which could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan *
July 1, 2006 through July 31, 2006	—	—	—	7,643,803
August 1, 2006 through August 31, 2006	—	—	—	7,643,803
September 1, 2006 through September 30, 2006	492,704	$19.00	492,704	5,639,330
Total	492,704		492,704

____________________________
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

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the nine months ended September 30, 2006, we were not able to redeem all of the shares for which redemption requests were submitted. As of October 20, 2006, there was a total of 8.3 million shares, or approximately $158.4 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the third quarter of 2006 and are now being held for redemption in future quarters.

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

Item 3. Defaults upon Senior Securities.
Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of our stockholders was held in Orlando, Florida on June 20, 2006 (the “June 20 Meeting”).

Three proposals described in our definitive Proxy Statement filed with the Securities and Exchange Commission on May 12, 2006 were submitted to a vote of stockholders. Proposals I and II were approved by our stockholders of record at the June 20 Meeting. At the June 20 Meeting, Proposal III (the “Two-Thirds Vote Charter Amendment Proposal”, which relates to amendments to the charter requiring the affirmative vote of the holders of at least two-thirds of our outstanding common shares and certain amendments to our bylaws to reflect corresponding conforming changes) to the bylaws did not receive a sufficient vote for approval. At the June 20 Meeting, our stockholders approved the adjournment of the Special Meeting to July 31, 2006 for the purpose of soliciting additional proxies with respect to Proposal III (the “July 31 Meeting”).

At the July 31 Meeting, we announced that Proposal III did not receive a sufficient vote for approval and the stockholders approved the further adjournment of the Special Meeting until August 3, 2006 (the “August 3 Meeting”) for the purpose of soliciting additional proxies with respect to Proposal III. At the August 3 Meeting, Proposal III was approved by our stockholders of record. The number of votes for and against, as well as the number of abstentions to Proposal III is set forth below:

For	Against	Abstentions
102,993,438	3,633,928	5,694,997

The Annual Meeting of Stockholders was held in Orlando, Florida on September 22, 2006 (the “Annual Meeting”).

One proposal was submitted to a vote of stockholders, which was the election of each of the nominees to our board to hold office until the 2007 Annual Meeting of Stockholders or until their respective successors are duly elected and qualify. The stockholders' vote count as of September 22, 2006, and the number of common shares which voted for and withheld the proposal is set forth below.

	For	Withheld
James M. Seneff, Jr.	91,102,130	1,994,036
Robert A. Bourne	90,813,635	2,281,281
Thomas J. Hutchison III	91,093,741	2,001,175
John A. Griswold	91,144,172	1,950,744
J. Douglas Holladay	91,247,254	1,847,662
Jack F. Kemp	90,990,845	2,104,070
Craig M. McAllaster	90,955,241	2,139,675
Dianna F. Morgan	91,184,143	1,910,773
Robert E. Parsons, Jr.	90,829,512	2,265,404

The following persons are directors who currently serve on the Company's board and whose term of office as a director continued after the Annual Meeting:

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

3.2
Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated August 30, 2006 (Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference.)

10.1	Form of Executive Deferred Share Grant Notice (Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)
10.2	Form of Executive Deferred Share Award Agreement (Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)
10.3	CNL Plaza Venture, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Filed herewith.)
10.4	CNL Plaza, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Filed herewith.)
14.1
CNL Hotels & Resorts, Inc. Code of Business Conduct and Ethics (adopted July 28, 2006) (Previously filed as Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed August 4, 2006 and incorporated herein by reference.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2006.

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

3.2
Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated August 30, 2006 (Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference.)

10.1	Form of Executive Deferred Share Grant Notice (Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)
10.2	Form of Executive Deferred Share Award Agreement (Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)
10.3	CNL Plaza Venture, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Filed herewith.)
10.4	CNL Plaza, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Filed herewith.)
14.1
CNL Hotels & Resorts, Inc. Code of Business Conduct and Ethics (adopted July 28, 2006) (Previously filed as Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed August 4, 2006 and incorporated herein by reference.)

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