Form 10-K
period 2006-12-31
CNL Hotels & Resorts, Inc.
filed 2007-04-02
CIK 1017022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 1-32254
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
Common Stock, $0.01 par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchanged Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     Aggregate market value of the voting common stock held by non-affiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $20 share price from our most recent best-efforts common stock offering, $3,129,501,220 of our common stock was held by non-affiliates as of June 30, 2006.
     The number of Shares of common stock outstanding as of March 20, 2007, was 157,116,327.
DOCUMENTS INCORPORATED BY REFERENCE
     Registrant incorporates by reference portions of the CNL Hotels & Resorts, Inc. Definitive Proxy statement for the 2007 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than May 1, 2007.

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
We have been engaged primarily in the ownership of interests in hotel and resort properties, including full service hotels and resorts, limited service hotels and extended stay hotels, which we refer to collectively as “Properties.” In recent years, we have focused on luxury and upper upscale hotels and resorts. From our inception through June 21, 2006, pursuant to an advisory agreement which had been renewed annually, we retained CNL Hospitality Corp. (the “Former Advisor”) as our external advisor, whereby the Former Advisor provided us with management, acquisition, development, advisory and certain administrative services. In exchange for these management services, the Former Advisor was entitled to receive asset management fees and acquisition fees. On June 21, 2006, we completed the merger between us and the Former Advisor, whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), a wholly-owned subsidiary of ours (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Advisor Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Amended Advisor Merger Agreement”), by and among us, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). (For additional information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
As of December 31, 2006, we owned interests in 59 Properties (excluding 32 Properties held for sale, 30 of which were subsequently sold in the first quarter of 2007) located across the United States, and one Property located in Montreal, Canada. As of December 31, 2006, we leased 58 of our Properties (excluding 30 of the 32 aforementioned Properties held for sale as of year end) to our wholly-owned taxable REIT subsidiary (“TRS) entities (“TRS Lessees”) which contract with third-party managers to operate the Properties under affiliations with national hotel and resort brands or as independent hotels and resorts. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. The remaining Property (excluding three of the 32 aforementioned Properties held for sale as of year end) are leased on a triple-net basis to unrelated third-party tenants who operate the Properties or contract with hotel and resort managers to run their hotel operations. We include rental income from these four operating leases in our consolidated results of operations.
On February 8, 2007, we, through certain of our affiliates, completed the sale of 30 non-strategic hotels (the “Century Sale”) to W2005 New Century Hotel Portfolio, L.P., an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005 (the “Purchaser”) for a sales price of approximately $369 million. The Century Sale was completed pursuant to the terms of an Agreement of Purchase and Sale, dated as of December 12, 2006, as amended, between certain of our affiliates and the Purchaser (the “Purchase Agreement”). Pursuant to an amendment to the Purchase Agreement, the sale of two additional hotels (the “Deferred Hotels”) was deferred and those properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
On January 18, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among MS Resort Holdings LLC, a Delaware limited liability company (“Parent”), MS Resort Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), MS Resort Purchaser LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“MS Purchaser Sub”), and Ashford Sapphire Acquisition LLC, a Delaware limited liability company (“Sapphire” and, together with Parent, Merger Sub and MS Purchaser Sub, the “Buyer Parties”) pursuant to which each of our issued and outstanding common shares (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50. Parent, Merger Sub and MS Purchaser Sub are affiliates of Morgan Stanley Real Estate Fund

V, U.S., L.P. (“MSREF”), and Sapphire is a wholly-owned subsidiary of Ashford Hospitality Trust, Inc. (“Ashford”).
Pursuant to the Merger Agreement and related agreements entered into in connection therewith, following satisfaction of the conditions set forth in the Merger Agreement, the Company will sell certain hotel assets directly to MS Purchaser Sub and Sapphire (the “Asset Sales”) and, on the day immediately following consummation of the Asset Sales, Merger Sub will merge with and into us (the “Merger”), with our company continuing as the surviving entity.
The Asset Sales and the Merger (hereinafter collectively referred to as the “CHR Sale Transaction”) are subject to customary closing conditions including, among other things, the approval of the Merger by the affirmative vote of holders of a majority of our outstanding common shares. The closings of the transactions contemplated by the Merger Agreement are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.
On February 21, 2007, we entered into Amendment No. 1 to the Merger Agreement with the Buyer Parties (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, we and the Buyer Parties agreed to implement an enhanced severance and retention bonus program for our non-executive employees. We and the Buyer Parties also agreed to certain administrative matters related to exchange procedures under the Merger Agreement and notifications under the Worker Adjustment and Retraining Notification Act.
In connection with the Merger Agreement Amendment, we and each of Thomas J. Hutchison, III, our Chief Executive Officer, John A. Griswold, our President and Chief Operating Officer, and C. Brian Strickland, our Executive Vice President and Chief Financial Officer (collectively, the “Executives”) agreed to amend each of the Executives’ employment agreements and deferred share award grant notices (collectively, the “Executive Agreement Amendments”) to cancel approximately 116,120, 48,780 and 48,780 common shares subject to deferred share awards held by the Executives, respectively, in order to allow us to implement the enhanced severance and retention bonus program described above pursuant to the Merger Agreement Amendment, in the aggregate amount of approximately $4.4 million. The Buyer Parties consented to the Executive Agreement Amendments pursuant to the Merger Agreement Amendment and we updated our representation in the Merger Agreement as to certain employment matters to reflect the Merger Agreement Amendment and Executive Agreement Amendments. Pursuant to the Merger Agreement, we are generally not permitted to declare or pay quarterly distributions to our stockholders so long as the Merger Agreement remains in effect.
Pursuant to our Articles of Amendment and Restatement, as amended (our “Charter”), we may also provide mortgage loans to operators of national and regional hotel and resort brands, however, we have not done so as of December 31, 2006. In addition, we may invest up to a maximum of 5 percent of our total assets in equity interests in businesses that provide services to or are otherwise ancillary to the lodging industry. As of December 31, 2006, investments in these ancillary businesses represented less than one percent of our total assets and revenues.
Since our inception, our primary investment objectives have been to preserve, protect, and enhance our assets while (i) making quarterly distributions; (ii) increasing our income; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment, including, either in whole or in part, through (a) the listing of our shares on a national securities exchange or (b) the commencement of the liquidation and orderly sales of our assets (outside the ordinary course of business and consistent with our objectives of qualifying as a REIT) and distribution of the proceeds thereof.
The remainder of this Part I provides disclosures of our business as an ongoing operation with the impact of the CHR Sale Transaction not considered unless otherwise noted. However, unless otherwise noted, in view of the pendency of the CHR Sale Transaction, such disclosures do not contemplate the possibility of our commencing an orderly liquidation on or before December 31, 2007, pursuant to our Charter.
Hotel Management Agreements
Of our total Properties, as of December 31, 2006, 57 (excluding 30 held for sale as of year end) are managed and operated by third-party management companies pursuant to management agreements entered into by our TRS Lessees and the third-party management companies. The remaining two Properties are leased to third-party tenants. As of and during the year ended December 31, 2006, we engaged the following third-party management companies (excluding KSL II Management Operations LLC (“KMO”) which was only engaged during January 2006):

•	Marriott International, Inc., including certain of its affiliates (“Marriott”);

•	Hilton Hotels Corporation, including certain of its affiliates (“Hilton”);

•	Interstate Hotels & Resorts, Inc., including certain of its affiliates (“Interstate”);

•	Hyatt Corporation, including certain of its affiliates (“Hyatt”); and

•	Hersha Hospitality Management L.P.
Each third-party management company has been approved by our Board of Directors (the “Board”) and, pursuant to the terms of each management agreement, has exclusive responsibilities for the operation of specific Properties. The respective third-party management companies are obligated to fulfill their obligations to us in accordance with the terms of their respective management agreements with us and the specific policies of the respective hotel and resort chain.
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
Each third-party management company is responsible for payment, on our behalf, of real estate and property taxes, repairs and maintenance, utilities and insurance. Each third-party management company is obligated to maintain the Property in good repair and condition and to make or cause to be made routine maintenance, repairs and minor alterations as it determines to be necessary or as required pursuant to the terms of the management agreement. Each third-party management company is also responsible for payment on our behalf of routine renovations permitted under the management agreement. We are required to establish reserves to fund such renovations and for the replenishment of furniture, fixtures and equipment. Each third-party management company may, with our prior written approval, make more extensive improvements to the Property. The management agreements generally require the third-party management company to furnish chain services that are generally made available to other hotels and resorts managed by the third-party management company, including installment and operation of computer systems and reservation services, management and administrative services, marketing and sales services, human resources training services, and such additional services as may from time to time be more efficiently performed on a national, regional or group level. During the term of the management agreements, the service marks, symbols and logos currently used by the third-party management company may be used in the operation of the Property.
Some of the management agreements provide that our TRS Lessee has the right to terminate the management agreement if specified financial and other objectives relating to the Property are not obtained. In addition, most of the management agreements generally limit our ability to sell, lease or otherwise transfer the Properties unless the transferee is not a competitor of the third-party management company and unless the transferee assumes the related management agreement and meets specified other conditions.
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
Competition
The hotel and resort industry is generally characterized as being intensely competitive. Our Properties compete with other existing and new hotels and resorts in their geographic markets, including independently-owned hotels and resorts, hotels and resorts which are part of local or regional chains, and hotels and resorts in other well-known national chains, including those offering different types of accommodations. Our competition includes hotels and resorts owned and operated by the third party management companies we use to manage our Properties. The principal competitive factors affecting our Properties include, but are not limited to, brand recognition, location, range of services and guest amenities offered, the quality and price of the hotel and resort rooms and services provided. We may also compete with other persons and entities, including those that may be considered related parties, to locate suitable Properties to acquire interests in and to locate purchasers for our Properties.
Concentration of Risk
During the year ended December 31, 2006, a significant portion of our hotel and resort revenues (excluding those relating to the 32 properties held for sale as of year end) was earned from 33 Properties operating as various Marriott brands (including Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard by Marriott, Residence Inn by Marriott, Fairfield Inn by Marriott, TownePlace Suites by Marriott, Spring Hill Suites by Marriott and The Ritz-Carlton Hotel Company, L.L.C.), and from 17 Properties operating as various Hilton brands (including the Waldorf=Astoria collection, Hilton Hotels, Doubletree, Embassy Suites Hotels, Homewood Suites by Hilton and Hampton Inn). As disclosed herein, in January 2006, Hilton acquired three of the management agreements previously held by KMO, thereby increasing significantly our concentration of operations risk with Hilton. We sold our interest in the fourth Property managed and operated by KMO, the Hotel del Coronado, in January 2006. Failure of any of these brands or operators would significantly impact our results of operations, including our ability to generate hotel and resort revenues, related earnings and cash flows which, in turn, would significantly impact our ability to service our debt and make distributions to our stockholders. In 2006, one of our Properties, the Grand Wailea Resort and Spa, generated more than 10 percent of our total hotel and resort revenues. Although our Properties are located in 19 states, the District of Columbia and Canada, there is a significant concentration of operating revenues from our 34 Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or the specific Properties, such as a localized economic recession or an increase in state or local tax rates, or adverse weather related events or natural disasters could have a disproportionately adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
Available Information
     We make available free of charge on or through our Internet website (http://www.cnlhotels.com) our Annual Report on Form 10-K (for the most recently filed fiscal year), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and our Proxy Statements including the Proxy Statement, dated February 22, 2007, in connection with our Special Meeting of Stockholders to consider the approval of the CHR Sale Transaction as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Employees
          Prior to the Advisor Merger, we had no employees except for our Executive Vice President and Chief General Counsel, who was employed by us beginning in May 2006. Our other officers were employees of and compensated by the Former Advisor. As a result of the consummation of the Advisor Merger, we directly employed as of December 31, 2006 approximately 108 persons. The employees at our Properties are the employees of the third-party managers of our Properties and include both union and non-union employees. As a result of our management agreements with those third-party managers, we are indirectly subject to the certain risks of managing those employees, including those risks associated with a unionized labor.
Seasonality
          Demand in the lodging industry is affected by recurring seasonal patterns and some Properties in certain locations are affected more than others such as our larger resorts in the desert southwest region of the United States. Seasonal variations in revenues at our Properties can be expected to cause quarterly fluctuations in revenues and earnings. As a portfolio, our Properties generally perform better during the first and second quarters and experience their seasonal slowdown during the third and fourth quarters of each year. As a result, we have in the past and may in the future, in the event that the CHR Sale Transaction is not consummated, use borrowings in some periods in order to offset these fluctuations in revenues and to make distributions to stockholders. If we are unable to obtain additional proceeds from borrowings or are restricted by debt covenants as a result of the impact of seasonal earnings, we may be required to defer owner funded capital expenditures or reduce distributions to stockholders.
Item 1A. Risk Factors
Risks Related to the Proposed CHR Sale Transaction
          On January 18, 2007, we, entered into the Merger Agreement relating to the CHR Sale Transaction as described under the heading “Business” in Item 1 above. In connection with the CHR Sale Transaction, we have filed a definitive proxy statement with the SEC. The proxy statement contains important information about us, the CHR Sale Transaction and other related matters. We urge all of our stockholders to read the proxy statement in its entirety. In relation to the CHR Sale Transaction, we are subject to certain risks including, but not limited to, those set forth below.
The CHR Sale Transaction is subject to a number of conditions which if not satisfied or waived would adversely impact our ability to complete the CHR Sale Transaction.
           Completion of the CHR Sale Transaction is subject to the satisfaction or waiver of various conditions, including the receipt of approval from our stockholders and the absence of the occurrence of any effect, event, development or change that could give rise to the termination of the Merger Agreement or the failure of the CHR Sale Transaction, or any of its components, to close for any other reason. There can be no assurance that all of the various conditions will be satisfied or waived, if permitted or the occurrence of any effect, event, development or change will not transpire. Therefore there can be no assurance the CHR Sale Transaction will be completed.
Failure to complete the CHR Sale Transaction could negatively impact our operations and business and financial results.
          If the CHR Sale Transaction is not completed, our businesses and operations may be harmed to the extent that our third-party management companies, third-party tenants, vendors and others believe that we will commence a liquidation by December 31, 2007 or that if we list our common shares, we will not effectively operate in the marketplace on a stand-alone basis, or there is uncertainty surrounding the future direction of the strategy of our company on a stand-alone basis.
          If the CHR Sale Transaction is not completed for any reason, we will be subject to several risks, including but not limited to the following:
•	the requirement that, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $145.0 million to the Buyer Parties;

•	the requirement that, under certain circumstances, including if we breach the Merger Agreement, to reimburse the Buyer Parties for up to $15.0 million of its costs and expenses in connection with the CHR Sale Transaction;

•	the incurrence of certain costs relating to the CHR Sale Transaction that are payable whether or not the CHR Sale Transaction is completed, including legal, accounting, financial advisor and printing fees;

•	activities relating to the Merger and related uncertainties may lead to a loss of revenue that we may not be able to regain if the Merger does not occur;

•	the focus of management directed toward the CHR Sale Transaction and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

•	the loss of executive personnel and other employees integral to the continued operations of our company whereby our continued management operations may be adversely impacted. (to date voluntary resignations have been greater than our historical experience).
          Further, if the CHR Sale Transaction were to not close due to an event of default by the Buyer Parties, the $300 million guaranty may not be collectible or otherwise adequate to cover our damages or the guarantors may default on their obligations under the guaranty. If the CHR Sale Transaction is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business, our financial condition, our operating results, and our cash flows, including our ability to service debt and to make distributions to our stockholders.
          In addition, if the CHR Sale Transaction were to not close, our Charter requires that we list our common shares on a national exchange or commence an orderly liquidation by December 31, 2007. Subsequent to a termination of the CHR Sale Transaction, the completion of a listing of our common shares may be difficult and/or may result in an adverse valuation of our company which may adversely affect the value of our common shares for our stockholders. Alternatively, subsequent to the termination of the CHR Sale Transaction, the completion of an orderly liquidation of our Properties may be difficult and/or may result in our not being able to obtain full value for our assets and the assumption of our liabilities and commitments which would adversely impact the value of our common shares.
     Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our business and operations if the Merger Agreement is terminated in certain circumstances.
          Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the CHR Sale Transaction. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay a termination fee of up to $145.0 million to the Buyer Parties. In addition, under certain circumstances, we may be required to pay the Buyer Parties an expense fee of up to $15.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the CHR Sale Transaction.
     Uncertainty regarding the CHR Sale Transaction may cause third-party management companies, third-party tenants, vendors and others to delay or defer decisions concerning their business with our company, which may harm our results of operations in the future if the CHR Sale Transaction is not completed.
          Because the CHR Sale Transaction is subject to several closing conditions, including the approval of the CHR Sale Transaction by our stockholders, uncertainty exists regarding the completion of the CHR Sale Transaction. This uncertainty may cause third-party management companies, third-party tenants, vendors and others to delay or defer decisions concerning their business with us, which could negatively affect our business and results of operations.
          The following risks apply to our business and operations independent of whether the CHR Sale Transaction is consummated, unless otherwise indicated.
Risks Related to Our Business and Operations
A small number of our Properties represent a significant percentage of our revenues and significant adverse changes at any one of these Properties may adversely affect our results of operations, financial position, and cash flows, including our ability to service debt and our ability to make distributions to stockholders.

          As of December 31, 2006, ten of our 59 Properties (excluding 32 held for sale as of year end) represent more than 50 percent of our revenues and related cash flows. In 2006, one of our Properties, the Grand Wailea Resort and Spa, generated more than 10 percent of our total hotel and resort revenues. Significant adverse changes in the operations of any one of these Properties could adversely affect our results of operations, financial position and cash flows, including our ability to service debt, and make distributions to our stockholders.
Thirty-four of our Properties (excluding 13 held for sale as of year end) which generate a significant percentage of our revenues are located in California, Florida, Texas, Hawaii and Arizona, which increases our exposure to the risks of adverse local economic conditions.
          Although our Properties are located in 19 states, the District of Columbia and Canada, there is a concentration of operating revenues from our Properties located in California, Florida, Texas, Hawaii and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or at specific Properties, such as adverse weather conditions or natural disasters, localized economic recessions or increases in state or local tax rates, could have a disproportionately adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
As of December 31, 2006, approximately 85 percent of our Properties (excluding 32 held for sale) are operated through a limited number of third-party management companies and could be adversely affected if those third-party management companies, or their brands, experience negative publicity or other adverse developments.
          As of December 31, 2006, our Properties managed by Marriott and Hilton generated a significant percentage of our revenues. Because of this concentration, negative publicity or other adverse developments that affect those operators and/or their brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders.
Decreased funding from credit enhancements may adversely affect our distributions to stockholders.
          In the past, we have secured from certain third-party managers and triple-net lease tenants performance guarantees or other credit enhancements in order to assure us minimum levels of operating profits and cash flows at certain of our Properties. In January 2006, we obtained a $50 million credit enhancement from Hilton in connection with its acquisition of the management agreements of three of our largest Properties. Due to industry and economic conditions in recent years, the performance of some of our Properties required the managers and tenants to fund a significant amount of the credit enhancements we have obtained and, as a result, we have utilized a substantial portion of the funds received from such credit enhancements to fund a portion of our distributions. During 2006, we recognized approximately $4.2 million in operating expense reductions, primarily from the Hilton credit enhancements, and $0.4 million in hotel and resort management fee reductions from certain other credit enhancements. In addition, during 2006, we recognized $0.4 million in rental revenues from a limited rent guarantee. As of December 31, 2006, other than the Hilton credit enhancement, many of our credit enhancements were fully utilized or had expired. To the extent that the remaining credit enhancements are fully utilized or expire, we are not able to obtain additional credit enhancements and the markets of certain of our hotels and resorts do not improve or continue to improve (or decrease), our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected.
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

          We also rely on third-party hotel management companies to establish and maintain adequate internal controls over financial reporting at our Properties. In doing this, Property managers should have policies and procedures in place which allow them to effectively monitor and report to us the operating results of our Properties which ultimately become the basis of our consolidated financial statements. Because the operations of our Properties ultimately become the basis of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at our Properties in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. However, we do not control the design or implementation of, or changes to, internal controls at our Properties. Thus, even if we believe that our Properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal controls. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management companies have implemented at our Properties. While we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our Properties.
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
If the CHR Sale Transaction is not consummated and we do not list our common shares on a national securities exchange before December 31, 2007, our Charter provides that we will be required to undertake an orderly liquidation of our assets.
          Under Section 9.1 of our Charter, we are required to list our common shares on a national securities exchange prior to December 31, 2007, or else commence an orderly liquidation of our assets. If the CHR Sale Transaction is not consummated, no assurance can be given that we will list our common shares or enter into a strategic transaction prior to December 31, 2007. Additionally, the listing of our shares presents uncertainty as to the trading price of our shares, especially due to large number of unredeemed shares under our Redemption Plan. Alternatively, we could request a vote of our stockholders to approve an amendment to our Charter to extend or eliminate the December 31, 2007 date.
          If the CHR Sale Transaction is not consummated and, prior to December 31, 2007, we do not list our common shares, extend or eliminate the December 31, 2007 date, or enter into a strategic transaction, we will be required to commence an orderly liquidation. In such an event, market conditions may not be advantageous for maximizing the proceeds from the sales of our Properties. Further, purchasers of our Properties could take advantage of the requirement that we liquidate to negotiate better terms for themselves. If we find it difficult to sell certain Properties, we may need to accept substantially reduced prices in lieu of continuing to bear the significant costs of remaining a public company while we continue to liquidate. In addition, the requirement to liquidate could preclude us from realizing the possible upside on our portfolio from, among other things, recently renovated or expanded facilities at some of our Properties. The terms of our outstanding debt would require in certain circumstances significant penalty and other payments in order to sell our Properties, which would further reduce the proceeds from the sales of our Properties. The possible liquidation of our portfolio may make it more difficult to refinance the approximately $0.6 billion of debt which will mature in 2007 and 2008. If we cannot refinance the debt, we would need to attempt to sell our Properties in an expedited manner at prices which may be less than their market value or else risk foreclosure.
In the event that the CHR Sale Transaction is not consummated, the proceeds received by us from the sale of our Properties may not equal or exceed the prices paid by us for such Properties. Further, stockholders may not receive a full return of their investment after the liquidation is completed. In addition, if we commence a liquidation, we may encounter significant difficulties in retaining our key management personnel, which could negatively impact our ability to operate our business and thereby obtain the full value of our assets.

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
          During the year ended December 31, 2006, we, the Former Advisor and certain of our officers and Directors were defendants in a class action lawsuit. For additional information see Item 7. “MD&A — Commitments and Contingencies.” In addition, we are and/or are likely to continue to be subject to litigation, including claims relating to our operations, offerings, unrecognized preacquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows thereby impacting our ability to service debt, and make distributions to our stockholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.
We are generally subject to risks associated with the employment of hotel or resort personnel, particularly with Properties that employ unionized labor.
          Approximately 97% of our Properties (excluding 32 held for sale) are leased to TRS Lessees and are subject to management agreements with third-party managers to operate the Properties. Hotel and resort operating revenues and expenses for these Properties are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our Properties, we are subject to many of the costs and risks generally associated with the hotel or resort labor force, particularly those Properties with unionized labor. Our third-party managers are responsible for hiring and maintaining the labor force at each of our Properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our hotels and resorts may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Certain of our Properties, including those which provide a majority of our revenues, earnings and cash flows, and certain of our third-party managers are more susceptible to and potentially more impacted by labor force activities than others. One or more of our third-party managers operating some of our most significant Properties may be targeted by union actions or adversely impacted by disruptions caused by union organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may not be able to identify or complete suitable acquisitions that meet our investment criteria, which may impede our ability to grow externally.
          While we expect to continue to consider selectively acquiring Properties in the future, if the CHR Sale Transaction is not consummated, our ability to expand through acquisitions requires us to identify suitable acquisition targets or investment opportunities that meet our investment criteria and are compatible with our long-term strategy. If we seek to acquire Properties, we may not be successful in identifying or consummating acquisitions or investments on satisfactory terms or at all, which would slow our ability to achieve external growth and, in turn, could adversely affect our enterprise value.
          Our ability to acquire Properties on favorable terms may be subject to the following significant risks:
–	we may be unable to acquire a targeted Property because of competition from other real estate investors with significant capital, including other affiliated and non-affiliated REITs, institutional pension funds, private equity investors and owner-operators of hotels and resorts including some of our third party management companies;

–	even if we are able to acquire a targeted Property, competition from other potential acquirers may significantly increase the purchase price;

–	we may be unable to finance an acquisition on favorable terms or at all;

–	we may spend more time and funds than the time and amounts budgeted to make necessary improvements or renovations to acquired Properties; and

–	we may acquire Properties subject to liabilities and without any recourse, or with only limited recourse, with respect to known or unknown liabilities such as liabilities for clean-up of environmental contamination, claims by persons against former owners of the Properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the Properties.

If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may be unable to integrate acquired Properties into our operations or the third-party management company we engage may not effectively manage those Properties, which may adversely affect our operating results.
          Since January 2003, we have acquired 83 Properties and we may selectively acquire additional hotels and resorts in the future if the CHR Sale Transaction is not consummated. In the event that we acquire additional Properties, we may be unable to adapt our management, administrative functions, accounting and operational systems, or to hire and retain sufficient personnel, to integrate these investments into our portfolio and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Further, the third-party management companies we engage to operate the Properties may not be able to successfully integrate the acquired Properties, including with respect to management, marketing, accounting, information systems and human resources. Acquisitions of Properties may generate additional operating expenses at the Property level that we are required to pay during the initial period of our ownership. In the event that we acquire additional Properties, we will be subject to the operational risks associated with owning new Properties. Our failure to integrate into our portfolio acquired Properties or the failure of our third party management companies to integrate the operation of the Properties successfully could have a material adverse effect on our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders.
If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may acquire Properties with limited operating histories that may not achieve desired results.
          If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, some of our acquisitions may be newly-developed and/or newly-renovated Properties. Newly-developed or newly-renovated Properties may not have sufficient operating histories to allow us to use valuation methods utilizing historical performance in order to make our acquisition decisions. In addition, the purchase prices of these Properties are typically based upon our expectations of their anticipated operating results, in part, because historical results are not available or applicable, thereby subjecting us to risks that such Properties may not achieve anticipated operating results within anticipated time frames or may never achieve these results at all. Consequently, we may not be able to generate expected revenues, or cash flow from these Properties sufficient to make related debt payments, pay operating expenses or achieve our anticipated return on investment. Our failure to achieve desired results could have a material adverse effect on our results of operations, financial condition and our ability to generate cash flows and therefore our ability to service debt and to make distributions to our stockholders.
Operating costs and capital expenditures for Property development activities including expansion or renovations may be greater than anticipated and we may be unable to complete and operate developed, renovated or expanded Properties successfully.
          Our Properties, particularly older Properties, have an ongoing need for renovations and other capital improvements, including periodic replacements. In addition, if the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may acquire hotels and resorts in the future that require significant renovation. Some of these capital improvements may be mandated by our management agreements, health, safety or other regulations. In addition to our ongoing renovations and other capital improvements in the ordinary course of our business, we are presently expanding and/or developing amenities at certain of our Properties which generate a significant portion of our revenues funded by capital not included in our furniture, fixture and equipment reserves, and we may continue such activities in the future.
          If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may also choose to develop new Properties in the future. Our current and future expansion, renovation or development activities involve the following significant risks:
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

delayed or take longer then anticipated;

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
Changing brand affiliation, changing third-party management companies and/or expanding or renovating our Properties may not improve their financial performance or may subject us to additional costs and therefore our results of operations, financial condition and cash flows would be adversely affected.
          Since January 2001, we have renovated, changed the brand affiliation and/or changed the third-party management company for a significant percent of our Properties, based on number of rooms. We undertake these actions to improve results of operations at these Properties. Typically, when we change managers, Property performance declines for a period of time. If these renovations, changes of brand affiliation and/or changes of third-party management companies at our Properties do not improve their financial performance, our results of operations, financial condition, and cash flows and therefore our ability to service debt and to make distributions to our stockholders may be adversely affected. If we expand any of our Properties, the expansion may not improve the financial performance of the Property or may subject us to additional costs and therefore our results of operations, financial condition and cash flows would be adversely affected.
We are dependent on key personnel whose continued service is not guaranteed.
          We rely on a small number of persons who comprise our existing senior management, particularly Messrs. Hutchison and Griswold, to implement our business and investment strategies. While we have entered into employment agreements with seven members of our senior management, including Messrs. Hutchison and Griswold, which became effective upon consummation of the Advisor Merger, they may nevertheless cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. To the extent we expand, we will continue to need to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
          We currently have interests in six joint ventures that own a total of 18 Properties. If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may continue to co-invest with third parties through partnerships, joint ventures or other entities, selling or acquiring non-controlling interests in or sharing responsibility for managing the affairs of a Property, partnership, joint venture or entity. In these situations, we are not in a position to exercise sole decision-making authority regarding the Property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or Directors from focusing their time and effort on our business. There are additional risks associated with Properties that are owned by a partnership or joint venture, such as actions by or disputes with partners or co-venturers. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may invest in Properties outside of the United States, which will subject us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a source of our cash flows.
          We currently own a hotel in Montreal, Canada and may in the future selectively invest in other Properties located outside the U.S. We have limited experience owning Properties outside the U.S. International investments and operations generally are subject to various economic, regulatory, political and other risks that are different from, and in addition to those applicable to U.S. investments and operations, including:
–	enactment of laws prohibiting or restricting the foreign ownership of Property;

–	laws restricting us from repatriating profits earned from activities within the foreign country, including the payment of distributions;

–	exchange rate fluctuations;

–	change in the availability, cost and terms of mortgage funds resulting from varying national economic policies or changes in interest rates; and

–	epidemics, terrorism, war or civil unrest.
          Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations if we invest in additional Properties outside the U.S.
The sale of shares by our stockholders could be difficult.
Currently, there is no public market for our shares, so stockholders may not be able to sell their shares promptly or at a desired price. If the CHR Sale Transaction is not consummated, and we continue our operations and we apply for the listing of our shares on a national securities exchange, we do not know whether such application would be accepted. If our shares are listed on a national securities exchange, we cannot assure our stockholders that a public trading market will develop or that the price they would receive in a sale on any such market would be representative of the value of the assets we own or that it would equal or exceed the amount our stockholders paid for the shares. In addition, although we have adopted a redemption plan, we have discretion to not redeem our stockholders’ shares, to suspend the plan, and to cease redemptions. We suspended the Redemption Plan effective March 31, 2007, as required by the terms of the Merger Agreement. Further, the Redemption Plan, if reinstated, has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. In particular, one of those limitations is that no more than 5% of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12-month period. For the year ended December 31, 2006, we were not able to redeem, pursuant to our amended and restated redemption plan, all of the shares for which redemption requests were submitted during such year.
Risks Related to the Advisor Merger with the Former Advisor
If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may acquire properties from or may compete with affiliates of our Former Advisor for properties.
          Although we are now self-advised as a result of the Advisor Merger, we are still subject to certain conflicts of interest. Certain entities that were affiliated with the Former Advisor could seek to acquire properties that satisfy our acquisition criteria. As a result, we may decide not to pursue the acquisitions of properties we would otherwise seek to acquire in order to avoid bidding against such an entity. While certain of these entities have agreed not to engage in activities within the U.S., Canada or Europe relating to the ownership, acquisition, development or management of luxury and upper upscale hotels and resorts until June 21, 2013, such agreements are subject to certain exceptions and may be modified. In particular, CNL Income Properties, Inc. (“CIP”) is likely to seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, such a leisure property could contain a hotel or resort that satisfies our acquisition criteria. CIP is permitted to make investments in such leisure properties where 50 percent or more of revenues from the property in question will be generated by luxury and upper upscale hotels provided that CIP offers us a right of first refusal to participate in such investment. We may acquire properties from entities that were affiliated with the Former Advisor, including through joint ventures, which may give rise to a conflict between us and such an entity whereby the interests of the other entity regarding their financial position may differ from ours. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.
Our Earnings Per Share decreased as a result of the Advisor Merger.
     Our earnings in the near term decreased as a result of (i) the Advisor Merger consummated on June 21, 2006, because of the non-cash charge to earnings we incurred for the portion of the Advisor Merger consideration allocated, for accounting purposes, as the cost for terminating the Amended Advisory Agreement, and (ii) the charge pertaining to stock compensation costs associated with deferred shares issued in connection with the Employment Agreements. While we no longer incur certain fees and expenses previously paid to the Former Advisor as a result of becoming self-advised, our expenses include the compensation and benefits of our officers and the other employees previously paid by the Former Advisor. Further, our earnings per share will decrease in the near term due to the additional expenses recognized as noted above. In addition, upon consummation of the Advisor Merger on June 21, 2006, we issued (i) 3.6 million of our common shares representing approximately 2 percent of our outstanding common shares as of the date of the consummation of the Advisor Merger, and (ii) long-term incentive stock awards in the form of deferred shares under the terms of the Employment Agreements, which based upon vesting have had and will have a dilutive effect on our current stockholders. If the expenses we have incurred and will continue to incur as a result of the Advisor Merger are higher than we anticipate, our net income per share may be lower as a result of the Advisor Merger than it otherwise would have been.
We may be exposed to risks to which we have not historically been exposed.
     As a result of the consummation of the Advisor Merger, we now directly employ persons who were employees of the Former Advisor and have established a new defined contribution retirement plan. As of December 31, 2006, we had approximately 108 employees. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances and we bear the costs of the establishment and maintenance of various plans.
     In addition, we may be exposed to risks associated with the business of CNL Hotel Development Company. Previously, all risks associated with development services were borne either by CNL Hotel Development Company or the Former Advisor.
Costs associated with the Former Advisor’s personnel after internalization may exceed the fees previously paid by us to the Former Advisor for such services.
     Prior to the consummation of the Advisor Merger, we incurred fees under the Amended Advisory Agreement for, among other things, management, advisory, acquisition and development services provided by the Former Advisor. As a result of the consummation of the Advisor Merger, we no longer pay these fees. We instead directly incur the operating and related costs incurred previously by the Former Advisor. No assurance can be given that the cost to us of internalizing the Former Advisor’s personnel will not exceed the fees that would have been payable to the Former Advisor under the Amended Advisory Agreement in effect prior to consummation of the Advisor Merger.
The Advisor Merger might limit future acquisitions or dispositions of certain types of assets.
     Assets of the Former Advisor acquired in the Advisor Merger consist primarily, if not entirely, of assets that do not qualify as real estate assets for purposes of the REIT asset tests, and completion of the Advisor Merger decreased the percentage of qualified REIT assets owned by us. The decrease in the percentage of qualified REIT assets we now own may limit our ability to acquire additional properties where a significant amount of the value of such property is attributable to nonqualified real estate assets or to dispose of a significant number of properties with values consisting primarily of qualified real estate.

Risks Related to the Lodging Industry
The economic slowdown in 2001 and thereafter, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy have adversely affected the travel and lodging industries, including our Properties, in the past, and these adverse effects may continue or occur in the future.
     As a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, in 2001 and thereafter, the lodging industry experienced a significant decline in both business and leisure travel. Consistent with the rest of the lodging industry, during this period, our Properties experienced declines in occupancy, average daily rates and other related operating statistics.
     We cannot presently determine the impact that future events such as military, police or terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and Properties may continue to be affected by such events, including our hotel and resort occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.
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
     Our Properties are subject to varying degrees of risk generally common to the ownership of hotels and resorts, many of which are beyond our control, including the following:
-	increased competition from other hotel and resorts in our markets;

-	new hotels or resorts in our markets, which may adversely affect occupancy levels and average daily rates at our hotels and resorts;

-	dependence on business and leisure travelers and tourism;

-	dependence on group and meeting/conference business;

-	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

-	increases in insurance costs due to, among other things, the occurrence of natural disasters;

-	increases in operating costs, including labor costs, due to inflation and other factors that may not be offset by increased room rates;

-	changes in interest rates and in the availability, cost and terms of debt financing;

-	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

-	adverse effects of international, national, regional and local economic and market conditions; and

-	risks generally associated with the ownership of hotel and resorts and real estate, as we discuss in more detail below.

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
Risks Related to Conflicts of Interest
If the CHR Sale Transaction is not consummated and we continue our operations and seek to acquire Properties, we may acquire properties from or may compete with former affiliates of our Former Advisor for properties.
     Although we are now self-advised as a result of the Advisor Merger, we are still subject to certain conflicts of interest. Certain entities that were affiliated with the Former Advisor could seek to acquire properties that satisfy our acquisition criteria. As a result, we may decide not to pursue the acquisitions of properties we would otherwise seek to acquire in order to avoid bidding against such an entity. While certain of these entities have agreed not to engage in activities within the U.S., Canada or Europe relating to the ownership, acquisition, development or management of luxury and upper upscale hotels and resorts until June 21, 2013, such agreements are subject to certain exceptions or may be modified. In particular, CIP is likely to seek to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not in the industry segment we intend to pursue, such a leisure property could contain a hotel or resort that satisfies our acquisition criteria. CIP is permitted to make investments in such leisure properties where 50 percent or more of revenues from the property in question will be generated by luxury and upper upscale hotels provided that CIP offers us a right of first refusal to participate in such investment. We may acquire properties from entities that were affiliated with the Former Advisor, including through joint ventures, which may give rise to a conflict between us and such an entity whereby the interests of the other entity regarding their financial position may differ from ours. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.
Our Chairman and Vice-Chairman of the Board have competing demands on their time and attention.
     Mr. Seneff, Chairman of the Board, and Mr. Bourne, Vice Chairman of the Board, are also officers and directors of CFG, its subsidiaries and other affiliates of CFG. They do not devote all of their attention to us and could take actions that are more favorable to these other entities than to us. They also separately own minority interests in two hotels and resorts that we do not own. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —CNL Hospitality Corp. Merger and Other Matters”; and “— Additional Information — Related Party Transactions.”
     In addition, we may be subject to conflicts of interest arising out of our relationships with the Former Advisor, and with our other former affiliates, including the conflicts discussed below. The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.
-	We may acquire Properties from our former affiliates, including through joint ventures, which may give rise to a conflict between us and the affiliate whereby the interests of the affiliate regarding their financial position may differ from ours.

-	A conflict could arise in connection with the determination of whether or not to list our common shares on a national securities exchange including because the Former Advisor and other former affiliates may benefit if our shares are listed and such liquidity could be received earlier if the listing of our shares occurs. Our Board must approve the listing of our shares on a national securities exchange.

-	We have in the past and may in the future invest in joint ventures or with other programs sponsored by the Former Advisor or its former affiliates. Potential situations may arise in which the interests of the co-venturer or co-venturers may conflict with our interests.
Risks Related to Borrowing
Inability to obtain funds through borrowings may adversely impact our ability to make distributions.
     We have and, if the CHR Sale Transaction is not consummated and we continue our operations, we may in the future borrow money as necessary, available or advisable to make distributions to our stockholders, including, but not limited to, distributions for the purpose of maintaining our qualification as a REIT for federal income tax purposes. In the past, we used borrowings on our revolving line of credit and proceeds from other long-term borrowings to fund distributions. If we are unable to or choose not to borrow for this purpose in the future, distributions could be adversely affected.
Our current debt level and our obligations to service such debt reduce funds available to distribute to our stockholders and may expose us to risk of default under our debt obligations.
     As of December 31, 2006, all but one of our Properties were pledged as collateral under our borrowing arrangements. As of December 31, 2006, permanent financing, including permanent financing associated with assets held for sale, was 58 percent of our total assets. We may not borrow more than 300 percent of our net assets, without obtaining approval from our Independent Directors for a level of borrowing in excess of this amount. We expect to use cash from operations and as applicable some of the proceeds from the sale of Properties to pay down certain portions of our long-term and revolving debt.
     Payments of principal and interest on borrowed funds may leave us with insufficient cash resources to invest in our Properties or to pay regular distributions or distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
-	our cash flow may be insufficient to meet our required principal and interest payments;

-	we may be unable to borrow additional funds as needed or on favorable terms;

-	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
-	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

-	we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms;

-	we may default on our obligations and the lenders or mortgagees may foreclose on our Properties that secure their loans and receive an assignment of rents and leases;

-	our debt level could place us at a competitive disadvantage compared to our competitors with less debt or inhibit a listing or public offering of our securities;

-	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

-	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

-	our default under any one of our loans with cross default or cross collateralization provisions could result in a default under our other loans.

-	one or more of our debt agreements may prohibit us or limit us from disposing of assets we would otherwise sell or impose a payment penalty or a release price upon sale that would adversely impact the net cash proceeds from the sale.

-	we may be unable to obtain property insurance at sufficient limits thereby causing a default under our debt obligations.
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

If the CHR Sale Transaction is not consummated and we continue our operations, increases in interest rates and/or the failure of our interest rate protection arrangements to reduce our interest rate volatility including failure of the counter parties to honor their obligations under such arrangements could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.
     After giving effect to our interest rate protection agreements, as of December 31, 2006, approximately $2.4 billion, or 65.6 percent of our total consolidated indebtedness, excluding indebtedness associated with assets held for sale, bears interest at a fixed rate and approximately $1.3 billion, or 34.4 percent, is variable rate indebtedness. Of the total amount of variable rate debt, 87.1 percent is capped by various interest rate protection agreements resulting in a total weighted-average capped interest rate of 7.45 percent on this portion of our debt. However, these interest rate protection arrangements are subject to risk, such as the risk that the counterparties will fail to honor their obligations under these arrangements. An increase in interest rates and/or the failure of our interest rate protection arrangements to effectively reduce our exposure to interest rate volatility would increase our interest expense and adversely affect our results of operations and cash flow including, our ability to service our indebtedness and our ability to make distributions to our stockholders.
General Risks Related to the Real Estate Industry
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the lodging industry or specifically the performance of our Properties and harm our financial condition.
     If the CHR Sale Transaction is not consummated and we continue our operations, because real estate investments are relatively illiquid, our ability to promptly sell one or more Properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.
     If the CHR Sale Transaction is not consummated and we continue our operations, we may continue to selectively sell some of our Properties in the future, but we may be unable to sell them on favorable terms. It may take an unexpectedly long time to find a willing purchaser and to close the sale of a Property. The sale of some Properties, including any Properties recently acquired, might subject us to significant adverse tax consequences, including a 100 percent tax on the gain from a sale that was deemed a prohibited transaction for tax purposes or the loss of our REIT status, and may require us to prepay certain long-term revolving debt and/or certain liquidity facility loans. We may also incur prepayment fees in connection with the payoff of some long-term or revolving debt. Therefore, we may refrain from liquidating those Properties, even if it would otherwise be advisable to do so.
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

- Lender restrictions;

- Environmental issues; and/or

- Property condition.

Natural disasters; Uninsured and underinsured losses, the costs of insurance or our ability to renew existing coverages could adversely affect our operating results, our cash flows and our ability to make distributions to our stockholders.
     We, the third-party tenants or the third-party management companies maintain insurance on each of our Properties, including coverage for general liability, umbrella liability, workers’ compensation and Property damage (including earthquake, flood, wind, business income and ordinance coverage) under policies we believe are generally commercially available and customarily obtained by Property owners. Some of our Properties are located in areas of the country that may experience hurricane or high-wind activity, are subject to earthquake activity or subject to the risk of other natural disasters. Of the Properties located in areas of high seismic or high-wind risk, some were constructed under building codes that were less stringent with regard to earthquake or high-wind related requirements than current building codes. An earthquake or hurricane could cause significant uninsured damage to these Properties. Properties for which we, the third-party tenants or the third-party management companies maintain earthquake or high-wind insurance are insured subject to policy limits and deductibles that we believe are currently commercially available to Property owners.
     However, insurance for certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, may be or have become either unavailable or unavailable at our current insured levels, too difficult to obtain or not available at commercially reasonable rates. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders. Further, our inability to obtain or renew insurance coverage with sufficient insured limits may cause us to be in violation of certain of our debt agreements and/or our third-party management agreements which would require us to seek relief or waiver of such terms or potentially would require us to cure such violation, potentially by, among other things, acquiring additional coverage, if available, which could be on financial terms that we do not consider commercially reasonable. Also, we may not be able to obtain financing if a lender were to require that we purchase this type of insurance coverage as a condition to a financing and we were unable to obtain such coverage.
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
Environmental matters could adversely affect our results of operations, financial position, and cash flows, including our ability to service debt and make distributions to our stockholders.
     The costs of complying with existing environmental laws, ordinances and regulations, and future legislation may significantly increase our operating expenses. Under various federal and state environmental laws and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, mold, asbestos-containing materials, or petroleum product releases at our Properties, whether or not they occurred during our ownership of the Property. We may also be held liable to a governmental entity or to third parties for tenant Property damage and for the costs of investigation, removal or remediation of hazardous or toxic substances on, under or in such Property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially decrease funds available to distribute to stockholders. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination at any of our Properties may adversely affect the occupancy rates at our Properties, our ability to sell or lease the Properties or to borrow using the Properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our Properties or subject us to litigation arising from the contamination.
     We obtain Phase I environmental studies for each Property before we acquire it. Nevertheless, it is possible that these reports, when obtained, do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. In certain situations, we may determine to acquire a Property in which an environmental assessment indicates that a problem exists and has not been resolved at the time the Property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other satisfactory arrangements, such as a reduction in the purchase price. We cannot be sure, however, that any seller will pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, tenant, management company or occupant has created an environmental condition not known to us. Future laws, ordinances or regulations may impose additional material environmental liability. The current environmental condition of our Properties may be affected by the tenants, third-party management companies and occupants of the Properties, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations and cash flows including our ability to service debt and make distributions to our stockholders.
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
We may incur significant costs complying with regulations.
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
     The TRS Lessees are subject to federal and state income tax on their taxable income, which will consist of the revenues from the Properties leased by the TRS lessees, net of the operating expenses of these hotels and resorts and rent payments to us. Accordingly, although our ownership of the TRS Lessees will allow us to participate in the operating income from our Properties, that operating income will be fully subject to income tax. The after-tax net income of the TRS Lessees is available for distribution to us. We may convert some or all of the remaining triple net leases to the structure.
     We are subject to a 100 percent excise tax on transactions with our TRS Lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS Lessees to us exceeds an arm’s-length rental amount, such amount potentially will be subject to the excise tax.
Our acquisition of “C” corporations might cause us to fail to qualify as a REIT.
     In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have, at the end of any taxable year, current or accumulated earnings and profits carried over from any “C” corporation. Prior to the Advisor Merger, the Former Advisor distributed all of its estimated current and accumulated earnings and profits to its stockholders. Additionally, the Former Advisor has represented, and we have received written confirmation from our independent accountants, that the Former Advisor should not have had any current or accumulated earnings and profits as of June 21, 2006, the Effective Time of the Advisor Merger. Nevertheless, if the Internal Revenue Service (“IRS”) were to successfully assert that we did acquire current or accumulated earnings and profits from the Former Advisor, or any other “C” corporation, and failed to distribute all of such earnings and profits during our taxable year in which the Advisor Merger or other transaction in which it was asserted such earnings and profits were acquired occurred, we would fail to qualify as a REIT for the taxable year in which such earnings and profits were acquired, for any subsequent taxable years during which we held such acquired earnings and profits, and the four taxable years following any such year, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to have been acquired from the Former Advisor or other “C” corporation, plus any required interest charge. In order to make such an additional distribution, we could be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, our net assets, our earnings, and our distributions to our stockholders would be substantially reduced because of our increased tax liability.
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

Recent changes in taxation of corporate dividends may adversely affect the value of our common shares.
     The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15 percent the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation. This reduced tax rate, however, will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular “C” corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common shares in particular, either in terms of price or relative to other investments.
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
     The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of Property held as inventory or other Property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100 percent penalty tax. Under current law, unless a sale of real Property qualifies for a safe harbor, the question of whether the sale of a hotel, resort or other Property constitutes the sale of Property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We and our subsidiaries have held our interests in our portfolio of hotels and resorts for investment with a view toward long-term appreciation, and have engaged in the business of acquiring and owning hotels and resorts, making occasional sales that have been consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

Adverse tax consequences may deter us from selling certain Properties even if we would otherwise choose to do so.
     The fair market value of certain Properties we have acquired from “C” corporations in tax-free transactions significantly exceeded the adjusted basis of the Properties at the time we acquired them, which is considered a “built-in gain” for tax purposes. If the CHR Sale Transaction did not close and we were to sell any of these Properties within ten years of their acquisition and recognize a gain on the sale, the “built-in gain” for the Property will be subject to tax at the highest corporate rate applicable, to the extent of such recognized gain. Because of these adverse tax consequences, we may refrain from selling these Properties within the ten-year period, even if we would otherwise consider it advisable to do so. Additionally, we may refrain from selling Properties under certain circumstances due to a risk that such a sale may result in a “prohibited transactions” tax.
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
Item 2. Properties
     As of December 31, 2006, we owned interests in 59 Properties (excluding 32 held for sale as of year end), directly or indirectly through our partnership interests, located in 19 states, the District of Columbia and one property located in Montreal, Canada, generally consisting of land, buildings and related improvements and equipment, including 18 Properties through interests in six partnerships with various third parties. As of December 31, 2006, we leased 58 of the 59 Properties to our TRS Lessees, with management performed by third-party operators, and we lease the remaining property (excluding three held for sale as of year end) as of year end to third-party operators on a triple-net basis.
     On February 8, 2007, we, through certain of our affiliates, completed the Century Sale with the Purchaser for a sales price of approximately $369 million. The Century Sale was completed pursuant to the terms of the Purchase Agreement. Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser's obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
     Generally, Properties acquired consist of land, buildings and related improvements and equipment and in certain instances intangible assets. In some cases, we may acquire the land underlying the building with the building owned by the tenant or a third party, or may acquire the building only with the land owned by a third party. Our management agreements generally require us to set aside an amount equal to 3 percent to 5 percent of hotel and resort revenues in restricted cash accounts to be used for the replacement of furniture, fixtures and equipment in the ordinary course of business. We are committed to fund improvements at our Properties in order to, in part, maintain their competitiveness. Major renovations and other capital improvements are typically funded with proceeds from our cash reserves, stock offerings, permanent financings, or other borrowings.

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
     As of December 31, 2006, all but one of the Properties we directly owned were pledged as collateral under our financing arrangements. For more detailed information relating to these arrangements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The following table lists the number of Properties (excluding 32 held for sale as of year end) we own directly or indirectly through partnerships and/or joint ventures, as of December 31, 2006, by state or country.

State/Country	Number of Properties
Alabama	1
Arizona	5
California	12
Canada	1
Connecticut	2
District of Columbia	1
Florida	10
Georgia	2
Hawaii	1
Louisiana	1
Maryland	1
Michigan	2
Missouri	1
Nevada	1
New Jersey	3
New York	1
Oregon	1
Pennsylvania	2
Texas	6
Virginia	3
Washington	2

Total	59

Item 3. Legal Proceedings
     On March 13, 2006, we filed a lawsuit in Federal Court in the Middle District of Florida against Twin City Fire Insurance Company (“Twin City”), Houston Casualty Company and Landmark American Insurance Company for declaratory judgment, breach of contract, attorneys’ fees and other relief (the “D&O Action”) under three Directors, Officers and Company liability insurance policies issued to us (collectively, the “Insurance Policies”) with stated aggregate limits of $30 million. Our D&O Action seeks, among other things, reimbursement of our costs incurred in connection with the Class Action Lawsuit (as defined in Item 7. MD&A – Commitments and Contingencies), including defense costs and payments contemplated by the Stipulation (as defined), to the fullest extent of the Insurance Policies and as otherwise permitted by law.
     On January 15, 2007 we entered into a Settlement Agreement and Policy Release (the “Twin City Settlement”) whereby Twin City irrevocably acknowledged its coverage obligations under the Twin City Policy and agreed to pay us $7.9 million under our Twin City Policy which with the prior payments to us under such Twin City Policy, in the aggregate amount of $1.6 million including $1.0 million paid in 2005. The amounts reimbursed in the respective years were recognized in our statement of operations for the years ended December 31, 2006 and 2005 as reductions of the legal costs incurred and the litigation settlement expense in amounts allocated pursuant to the amounts stipulated in the Twin City Settlement as being reimbursed. In March 2007, the Court issued rulings with respect to certain summary judgment motions that were adverse to the Company. The Company intends to appeal these rulings at the appropriate time. There can be no assurance that we will prevail in the remaining claims of the D&O Action.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     As of March 20, 2007, there were approximately 101,860 stockholders of record of our common stock. There is no established public trading market for our shares.
     The terms of the of Merger Agreement provide that we shall promptly suspend or terminate, in accordance with our respective terms, and shall not reinstate our Amended and Restated Reinvestment Plan (the “DRP”) and our Amended and Restated Redemption Plan (the “Redemption Plan”). Accordingly, on February 16, 2007, our Board approved (i) the suspension of the Redemption Plan effective as of March 31, 2007, and (ii) the termination of the Reinvestment Plan effective as of March 31, 2007. As a result, as of the respective effective dates, no common shares will be redeemed by us pursuant to the Redemption Plan, and any distributions to our stockholders will not be reinvested in our common shares pursuant to the Reinvestment Plan for the first quarter of 2007 or in any quarter thereafter while the Merger Agreement is in effect.
     Prior to entering into the Merger Agreement and pursuant to our Redemption Plan, we were permitted, at our sole option, to redeem shares presented for redemption for cash, at a redemption price equal to the then current offering price under our DRP. The redemption price, $19.00 per share as of December 31, 2006, was determined by our Board based on a variety of factors. Prior to termination of the DRP, proceeds from the sale of shares under our DRP provided the source of cash for the redemption of shares under the Redemption Plan. As of the quarter ended June 30, 2005, and for each subsequent quarter up to and including the quarter ended December 31, 2006, there were insufficient funds under our DRP to honor all redemption requests received from our stockholders. For the years ended December 31, 2006 and 2005, approximately 1,659,895 and 2,280,816 shares, respectively, were redeemed at an average price of $19.00 per share and retired from shares outstanding of common stock. In February 2007 participants in the Redemption Plan scheduled to have some of their shares redeemed for the fourth quarter of 2006 at the redemption price of $19.00 per share, pursuant to the Redemption Plan, were provided an opportunity to opt-out of their redemption request for the fourth quarter 2006 redemption. As a result, approximately 322,000 shares were removed from the fourth quarter 2006 redemption and $6.2 million of funds applicable to the fourth quarter 2006 DRP were kept by us. The price to be paid for any share transferred other than pursuant to the Redemption Plan is subject to negotiation between the purchaser and the selling stockholder.
     For the years ended December 31, 2006 and 2005, we are aware of transfers of 573,033 and 148,960 shares between owners, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between owners during 2006 and 2005 of which we are aware, net of commissions:

	2006
	High	Low	Average
First Quarter	$20.00	$14.00	$16.20
Second Quarter	20.00	13.33	15.77
Third Quarter	17.57	11.81	13.61
Fourth Quarter	20.00	12.50	14.50

	2005
	High	Low	Average
First Quarter	$19.99	$15.69	$18.72
Second Quarter	20.00	17.51	19.13
Third Quarter	20.00	14.67	18.24
Fourth Quarter	20.00	13.66	17.31
     As of December 31, 2006, we deemed the price per share of our common stock to be $20.00, as determined by us, in our sole discretion, based upon the price investors have paid for the shares in the past and on certain other considerations we considered relevant. There are no assurances and we do not represent that such determination and such price represents fair market value. We did not take into account the value of the underlying assets in determining the price per share. Our shares are not publicly traded and there is no established public trading market for the shares on which to base market value; however our stockholders will receive $20.50 in cash per common share in connection with the CHR Sale Transaction. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the deemed value per share may not be realized when an investor seeks to liquidate his or her common stock or if we were to liquidate our assets.
     Pursuant to the terms of the Merger Agreement we are generally not permitted to declare or pay distributions to our stockholders other than to maintain REIT status and in connection with the CHR Sale Transaction. For the years ended December 31, 2006 and 2005, we declared and paid cash distributions of approximately $154.7 million and $168.1 million, respectively, to stockholders. For the years ended December 31, 2006 and 2005, approximately 0 percent and 31 percent, respectively, of the distributions paid to stockholders were considered ordinary income, approximately 100 percent and 34 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and approximately 0 percent and 35 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes.
     The following table presents total distributions and distributions per share (in thousands, except per share data):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Year
Total distributions declared	$38,221	$38,243	$39,122	$39,118	$154,704
Distributions per share	0.250	0.250	0.250	0.250	1.000

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Year
Total distributions declared	$53,510	$38,204	$38,196	$38,222	$168,132
Distributions per share	0.350	0.250	0.250	0.250	1.100
     Prior to our entry into the Merger Agreement, distributions were made at the discretion of the Board, based upon our distribution policy which has been based on a balanced analysis of value creation reflective of, among other things, both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the future, economic conditions, other operating trends, our financial condition, loan restrictions contained in our loan agreements, capital requirements and the avoidance of volatility of distributions.
     We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. The terms of our senior secured revolving credit facility (the “Revolver”) limit the amount of distributions that we can pay to our stockholders based on cash available for distribution as defined in the Revolver loan agreement. If our quarterly distributions were reinstituted and we were to sustain our distribution rate per share at the previous level paid during 2006, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to December 31, 2006. If we were to reach the limit imposed by the Revolver or violate the covenants in the Revolver, we would be required or likely to suspend the distributions to our stockholders. See “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to our sources of cash for distributions.

     The following shares have been authorized for issuance under our long-term incentive plan as of December 31, 2006. Certain of the independent members of our Board have elected to defer receipt of common shares, and in some cases cash, which they are entitled to receive as compensation for service as independent Directors.

Number of
	securities			Number of
	authorized to be		Weighted	securities
	issued upon		average exercise	available for
	exercise of		price of	future issuance
	outstanding		outstanding	under equity
	options, warrants	Number of	options, warrants	compensation
	and rights	securities issued	and rights	plans
Long-term incentive plan approved by stockholders	5,000,000	2,894,243	n/a	2,105,757
Our long-term incentive plan provides for the grant of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units to our, and our subsidiaries’, executive officers, employees, directors and consultants. A total of 5,000,000 shares were initially reserved for issuance under the plan. No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. In addition, the maximum number of performance units, which are bookkeeping entries recording a unit equal to $1.00 awarded under the plan, that may be granted to a participant in any one calendar year is 20.0 million for each full or fractional year included in the performance period for the award granted during the calendar year. If an option or stock award issued under the plan is terminated, expires or becomes unexercisable, in whole or in part, for any reason, the unissued or unpurchased shares of common stock (or shares subject to an unexercised stock appreciation right) which were subject to such option or award will become available for future grant under the plan. In addition, shares that are issued under any type of award under the plan and that are repurchased or reacquired by us at the original purchase price for such shares are also available for future grant under the plan. The plan is administered by the Compensation Committee of our Board (the “Compensation Committee”). For the year ended December 31, 2006, we granted 10,000 shares of common stock to the independent members of our Board, pursuant to the approval of our Compensation Committee and the compensation program adopted for our Directors. Of the 10,000 shares granted, 6,000 were deferred by certain of our independent Directors pursuant to our deferred fee plan for the independent Directors and therefore were not issued. In addition, 1,000 shares of the 2,500 shares granted for the fourth quarter of 2006 were issued in January 2007 and the remaining 1,500 were included in the total shares deferred, disclosed in the preceding sentence. In April and May 2006, respectively, the Compensation Committee and the Board each approved a modification of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack F. Kemp, J. Douglas Holladay and Craig M. McAllaster (each an “Independent Director”), whereby 500 shares will be granted to each Independent Director per quarter, for a total of 2,500 common shares on a quarterly basis, based on the present number of independent Directors, instead of $10,000 worth of shares to each Independent Director per quarter. As of December 31, 2006, 2,894,243 deferred shares have been issued to our directors, executive officers and certain employees. For the year ended December 31, 2006, 472,953 of the deferred shares vested based on the time based criteria and the determination of our Compensation Committee with regard to the performance based vesting resulting in the issuance of approximately 316,863 shares of our common stock (after netting of shares to pay applicable withholding taxes). Pursuant to the Executive Agreement Amendments Thomas J. Hutchison III, John A, Griswold, and C. Brian Strickland agreed to cancel approximately 116,120, 48,780 and 48,780 of the aforementioned deferred shares, respectively.
     Redemption of Shares. Prior to the suspension of our Redemption Plan, our Redemption Plan permitted, prior to such time, if any, as a listing of our shares on a national securities exchange, any stockholder who has held shares for not less than one year (other than the Former Advisor) may present all or any portion equal to at least 25 percent of such shares to us for redemption at any time, in accordance with the procedures outlined in our Redemption Plan. If the stockholder retains any shares, he or she must retain at least $2,500 worth of shares based on the current offering price ($1,000 worth of shares based on the current offering price for an IRA, Keogh Plan or pension plan). At such time, we may, at our sole option, redeem such shares presented for redemption for cash to the extent we have sufficient funds available. If we elect to redeem shares, the full amount of the proceeds from the sale of shares under the DRP attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of DRP proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us exceed 5 percent of the number of shares of our outstanding common stock at the beginning of such 12-month period.

     Issuer Purchases of Equity Securities (after giving effect to the reverse stock split)

				Maximum
			Total Number	Number of
			of Shares	shares that May
			Purchased as	Yet Be
			Part of	Purchased
	Total Number		Publicly-	Under the
	of Shares	Average Price	Announced	Redemption
	Purchased	Paid Per Share	Plan	Plan *
October 1, 2006 through October 31, 2006	—	$—	—	7,644,153
November 1, 2006 through November 30, 2006	—	—	—	7,644,153
December 1, 2006 through December 31, 2006	167,618	19.00	167,618	5,894,258

Total	167,618		167,618

*	This number represents the maximum number of shares which can be redeemed under the Redemption Plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account whether there are sufficient proceeds under the DRP. Under the Redemption Plan, we also can, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. No such amounts are currently available.
     Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted in a quarter, and we determine to redeem the shares, we will redeem the shares on a pro rata basis at the end of such quarter. A stockholder, whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored in subsequent periods at such time, if any, as there are sufficient funds available for redemption. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem the shares) before any subsequently received redemption requests are honored. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request either telephonically or in writing. Stockholders will not relinquish their shares to us until such time as we commit to redeem such shares. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw his or her redemption request. For the year ended December 31, 2006, we were not able to redeem all of the shares for which redemption requests were submitted. Upon the suspension of the Redemption Plan, there was a total of approximately 6.0 million shares, or approximately $113.3 million using the share price of $19.00 (applicable for such redemption), which had been submitted by stockholders for redemption through the fourth quarter of 2006.
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
     Suspension of Plan. We suspended our Redemption Plan effective as of March 31, 2007. If the CHR Sale Transaction is not consummated and the Redemption Plan was reinstated, the Redemption Plan would terminate upon a listing of our shares on a national securities exchange. Our Board, in its sole discretion, may amend or suspend the Redemption Plan at any time it determines that such amendment or suspension is in our best interest.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (in thousands, except per share data). Data for fiscal year 2002 has been restated to reflect the adoption of FIN 46R, “Consideration of Variable Interest Entities” (“FIN 46R”). In addition, each period presented reflects the reclassification of results of operations for the 35 and 39 Properties sold, or identified as held for sale during 2006 and 2005, respectively, from continuing operations to discontinued operations. Share and per share amounts have been adjusted to give effect to the reverse stock split that occurred on August 2, 2004.

	2006	2005	2004	2003	2002
Number of hotels and resorts:
Consolidated-TRS lessees	87	85	123	108	40
Consolidated-triple-net leases	4	6	6	19	12
Unconsolidated	—	2	3	3	3

Total	91	93	132	130	55

Year Ended December 31:
(in thousands expect for per share data)
Revenues	$1,540,528	$1,216,789	$943,945	$396,452	$171,041
(Loss) income from continuing operations	(167,838)	(69,110)	(121,412)	(23,578)	42
Income from discontinued operations	164,503	76,010	34,299	29,571	15,768
Net (loss) income	(3,335)	6,900	(87,113)	5,993	15,810
Cash flows provided by operating activities	213,578	169,813	213,741	112,887	76,660
Cash flows (used in) provided by (used in) investing activities	(708,729)	525,207	(1,577,042)	(1,894,612)	(551,987)
Cash flows provided by (used in) financing activities	528,600	(714,684)	1,324,285	1,876,478	479,269
Cash distributions declared (1)	154,704	168,132	218,343	129,961	74,217
(Loss) income from continuing operations per share (2):
Basic	(1.08)	(0.45)	(0.82)	(0.33)	0.00
Diluted	(1.08)	(0.45)	(0.82)	(0.33)	0.00
Income from discontinued operations per share (2):
Basic	1.06	0.50	0.23	0.40	0.32
Diluted	1.06	0.50	0.23	0.40	0.32
(Loss) earnings per share (2):
Basic	(0.02)	0.05	(0.59)	0.07	0.32
Diluted (3)	(0.02)	0.05	(0.59)	0.07	0.32

Cash distributions declared per share (2)	1.00	1.10	1.49	1.55	1.55
Weighted average number of shares outstanding (2):
Basic	154,806	152,874	148,059	86,225	48,937
Diluted (3)	154,806	152,874	148,059	86,225	48,937
At December 31:
Total assets	$6,321,748	$5,688,782	$6,317,045	$3,876,978	$1,565,432
Mortgages payable	3,661,766	2,583,734	2,862,683	1,255,650	434,302
Total stockholders’ equity	1,987,711	2,061,373	2,209,955	1,940,741	1,014,323

Other data:
Funds from operations (4)	132,188	90,462	88,416	90,594	59,475
EBITDA (5)	258,057	271,206	173,582	84,535	47,527

(1)	Cash distributions, which are included as a component of cash flows from financing activities, are declared by our Board and are paid quarterly. They are generally based on various factors, including cash flow from operations.

(2)	Historical share and per share amounts have been adjusted to give effect to the reverse stock split, which was approved by our stockholders and effected on August 2, 2004.

(3)	For the year ended December 31, 2006, the potential dilution from the Company’s outstanding common stock equivalents was anti-dilutive to the loss from continuing operations per share calculation, and consequently the Company excluded 0.4 million deferred shares from the computation of diluted earnings per share.

(4)	Funds From Operations

We consider funds from operations, or FFO (and FFO per diluted share), to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income or loss. We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, except for the add back of the advisor acquisition expense, which represents the consideration paid to acquire the Former Advisor, of $84.8 million for the year ended December 31, 2006, which defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding gains or losses from sales of property plus depreciation and amortization (excluding amortization of deferred financing costs) of real estate assets, and after adjustments for the portion of these items related to our unconsolidated partnerships and joint ventures.

In calculating FFO, net income or loss is determined in accordance with GAAP and includes the noncash effect of scheduled rent increases throughout the lease terms. This effect is a GAAP convention requiring real estate companies to report rental revenues based on the average rent per year over the life of the leases. We believe that by excluding the effect of depreciation, amortization, and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. We also believe FFO captures trends in occupancy rates, rental rates and operating costs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP, which assumes that the value of real estate diminishes predictably and/or ratably over time. In addition, we believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly those competing in the lodging industry. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income or loss), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income or loss determined in accordance with GAAP as an indication of our operating performance. FFO, as presented, may not be comparable to similarly-titled measures reported by other equity REITs. Accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO should be considered only as supplemental information and only in conjunction with our net income or loss as reported in the accompanying consolidated financial statements and notes thereto.

     The following is a reconciliation of net income or loss to FFO and FFO per share for the year ended December 31 (in thousands, except per share data):

	Years Ended December 31,
	2006 (a)(c)	2005 (a) (b) (c)	2004 (a) (d)	2003	2002
Net (loss) income	$(3,335)	$6,900	$(87,113)	$5,993	$15,810
Adjustments:
Effect of depreciation of real estate assets of unconsolidated entities	3,514	12,682	14,223	14,117	6,496
Effect of depreciation of real estate assets of minority interests	(10,496)	(12,408)	(12,263)	(6,230)	(2,624)
Depreciation and amortization of real estate assets	211,254	197,043	174,214	76,714	36,217
Gain on sale of real estate assets	(153,523)	(113,755)	(645)	—	—
Advisor acquisition expense	84,774	—	—	—	—

Effect of assumption of liabilities	—	—	—	—	3,576

FFO	$132,188	$90,462	$88,416	$90,594	$59,475

Weighted average shares (e):
Basic (e)	154,806	152,874	148,059	86,225	48,937

Diluted (e)	154,806	152,874	148,059	86,225	48,937

FFO per share (e):
Basic (e)	$0.85	$0.59	$0.60	$1.05	$1.22

Diluted (e)	$0.85	$0.59	$0.60	$1.05	$1.22

(a)	Results of operations and therefore FFO for the years ended December 31, 2006, 2005 and 2004, do not include $17.8 million, $15.6 million and $16.6 million, respectively, in net membership cash flows and include approximately $33.6 million, $15.7 million and $17.9 million of loss on extinguishment of debt, and $0.5 million, $1.4 million and $11.5 million of transaction costs, respectively.

(b)	FFO for the year ended December 31, 2005 does not exclude the following revenues and expenses:
(i)	Litigation settlement of $34.2 million;

(ii)	Loss of $23.6 million from the extinguishment of debt, including our share of loss from the extinguishment of debt related to unconsolidated entities of $7.9 million;

(iii)	Transaction costs of $5.4 million related primarily to the expensing of costs related to the activities in connection with our pursuit of a merger with the Former Advisor; and

(iv)	Loss of $1.1 million on the termination of hedges.
(c)	Gain on sale of real estate assets includes a $132.4 million gain in 2006 in connection with the sale of our interest in the Hotel Del Coronado and a $46.4 million gain in 2005 recognized in connection with the sale of the Waikiki Beach Marriott Resort (the “WBR Property”).

(d)	FFO for the year ended December 31, 2004 does not exclude the following revenues and expenses:
(i)	Gain of $9.3 million from the sale of common stock;

(ii)	Loss of $17.9 million from the extinguishment of debt;

(iii)	Transaction costs of $11.5 million related to the write-off of capitalized costs related to the postponed underwritten offering of additional shares of common stock and acquisitions that we are no longer pursuing; and

(iv)	Gain of $3.5 million on the termination of hedges.
(e)	All share and per share amounts reflect the effect of the reverse stock split that occurred on August 2, 2004.

(5)	EBITDA

Earnings from continuing operations before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as income (losses) from continuing operations excluding: (i) interest expense; (ii) income tax benefit or expense; and (iii) depreciation and amortization. We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance. By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and our capital structure. By excluding depreciation and amortization expense, which can vary by property based on factors unrelated to hotel and resort performance, we and our investors can more accurately assess the financial operating performance of our hotels and resorts. Our management also uses EBITDA as one measure in determining the value of property acquisitions and dispositions. In addition, we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of equity REITs, particularly in the lodging industry. However, because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements of our business, it does not reflect the amount of capital needed to maintain our Properties, nor does it reflect trends in interest costs due to interest rate changes or increased borrowings and the related impact on our costs to service variable indebtedness. EBITDA should be considered only as a supplement to net income or loss (computed in accordance with GAAP), as a measure of our operating performance. Other equity REITs may calculate EBITDA differently than we do and, accordingly, our calculation of EBITDA may not be comparable to such other REITs’ EBITDA.
          The following is a reconciliation of income or loss from continuing operations to EBITDA, as defined above, for the year ended December 31 (in thousands):

	Years
	Ended December 31,
	2006(a) (b)	2005(a)(c)	2004(a)(d)	2003	2002
(Loss) income from continuing operations	$(167,838)	$(69,110)	$(121,412)	$(23,578)	$42
Adjustments:
Interest and loan cost amortization	220,632	180,369	140,876	53,736	21,867
Income tax expense (benefit)	621	(2,979)	27,429	388	—
Depreciation and amortization	204,642	162,926	126,689	53,989	25,618

EBITDA	$258,057	$271,206	$173,582	$84,535	$47,527

(a)	Results of operations and therefore EBITDA for the years ended December 31, 2006, 2005 and 2004 do not include $17.8 million, $15.6 million and $16.6 million, respectively, in net membership cash flows.

(b)	EBITDA for the year ended December 31, 2006 does not exclude the following revenues and expenses:
(i)	Loss of $29.3 million from the extinguishment of debt;

(ii)	Transaction costs of $0.4 million; and

(iii)	Advisor acquisition expense of $84.8 million, which represents the charge reflective of the value of all stock consideration paid to acquire the Former Advisor.
(c)	EBITDA for the year ended December 31, 2005 does not exclude the following revenues and expenses:
(i)	Litigation settlement of $34.2 million;

(ii)	Loss of $1.1 million on the termination of hedges;

(iii)	Transaction costs of $5.4 million related primarily to the expensing of costs related to the activities in connection with our pursuit of a merger with the Former Advisor;

(iv)	Loss of $2.2 million from the extinguishment of debt; and

(v)	Equity in earnings of unconsolidated entities of $32.8 million and our interest in income of minority interests of $5.2 million.
(d)	EBITDA for the year ended December 31, 2004 does not exclude the following revenues and expenses:

(i)	Gain of $9.3 million from the sale of common stock;

(ii)	Loss of $17.9 million from the extinguishment of debt;

(iii)	Transaction costs of $11.5 million related to the write-off of capitalized costs related to the postponed underwritten offering of additional shares of common stock and acquisitions that we are no longer pursuing;

(iv)	Equity in losses of unconsolidated entities of $18.5 million and our interest in income of minority interests of $3.0 million; and

(v)	Gain of $3.5 million on the termination of hedges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding our near-term objectives and long-term strategies, the ability to sustain or pay distributions, the expected closing of certain transactions, including the CHR Sale Transaction, expectations of short-term and long-term liquidity requirements and needs, future possible refinancings, ability to secure property insurance, future stock redemptions, stock issuances under the Amended and Restated Distribution Reinvestment Plan (“DRP”), future possible listing of the Company’s securities on a national securities exchange, the completion of the sale of the Deferred Hotels, future possible public offering of the Company’s securities, the distribution of loan proceeds, compliance with certain debt and/or management agreements, extending the terms of our existing indebtedness, application of deposits, the future impact of Hurricane Katrina, the December 31, 2007 date specified in our Charter by which we must list our shares or commence an orderly liquidation, and other statements that are not historical facts, and/or statements containing words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “likely,” “project(s),” “will,” “believe(s),” “may,” “would,” “could,” “seek(s),” “estimate(s)” and similar expressions. These statements are based on management’s current expectations, beliefs and/or assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could adversely affect our operations and prospects or which could cause actual results to differ materially from our expectations, or those described in the forward-looking statements, include, but are not limited to: changes in local and national real estate market conditions and general economic conditions, including extended U.S. military combat operations abroad and the potential for terrorist attacks and the occurrence or perceived likelihood of the occurrence of certain contagious diseases or the pace of recovery of areas affected by hurricanes or other natural disasters or pandemics such as “SARS” or “Bird Flu”, that could affect occupancy rates at our hotel and resort properties and the demand for hotel products and services; availability of capital from short-term borrowings; availability of proceeds from future equity offerings; our ability to obtain additional long-term financing on satisfactory terms; our ability to refinance our existing indebtedness; our ability to continue to identify suitable investments; our ability to consummate the transactions contemplated under existing and future agreements; our ability to cure any defaults under certain management agreements; failure to satisfy conditions to the completion of the CHR Sale Transaction, including receipt of approval from our stockholders; failure of the Buyer Parties to obtain the necessary financing arrangements set forth in commitment letters received in connection with the CHR Sale Transaction; occurrence of any effect, event, development or change that could give rise to the termination of the Merger Agreement; the failure of the CHR Sale Transaction, or any of its components, to close for any other reason; risks that the CHR Sale Transaction disrupts current plans and operations, including potential difficulties in employee retention; the amount of the costs, fees, expenses and charges related to the CHR Sale Transaction; in the event of default by the Buyer Parties, the $300 million guaranty that their affiliates have provided to secure their obligations may not be collectible or adequate to cover our damages or the guarantors may default on their obligations under the guaranty; failure of the Purchaser (of the Deferred Hotels) to fulfill its obligations to complete the purchase; a change in our planned use of proc eeds; changes in the post-closing closing adjustments, pro-rations and costs in connection with our recently completed dispositions and acquisitions; actions taken in connection with the requirement under our charter that we list or commence an orderly liquidation by December 31, 2007; the outcome of certain litigation; availability of credit enhancements; the ultimate cost of renovations and improvements; the inability to acquire properties that meet our investment objectives; our continued ability to finance acquired properties in the asset backed securities markets; our ability to continue to qualify as a real estate investment trust (“REIT”) and to make payments which are necessary, including distributions, to maintain such status; our ability to recover certain amounts from insurance carriers; our ability to continue to negotiate third-party management agreements; changes in interest rates and in financial and capital markets; changes in insurance costs, premiums, available insured limits and amount of related deductibles (including our ability to secure property insurance); legislative or regulatory changes, including changes to laws governing the taxation of REITs; and changes in generally accepted accounting principles, policies and guidelines and/or their application to us; changes in our business or strategic objectives; stockholders electing to participate in the DRP; requirements relating to the offering of equity securities and such other risk factors as may be discussed in Item IA of this Report and other reports or documents on file or subsequently filed with the Securities and Exchange Commission (“SEC”). Such forward-looking statements speak only as of the date of this Report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements, including those contained herein, to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.
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
     According to the recent view set forth by the SEC, non-traded REITs are no longer considered accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, although in fiscal year 2004, we satisfied and were compliant with Section 404 of the Sarbanes-Oxley Act, we will not be subject to Section 404 requirements until the earlier of our first fiscal year ending on or after December 15, 2007, or after a listing, and we will not obtain the related attestation by our independent accountants, until the earlier of our first fiscal year ending on or after December 15, 2008, or our change of status as a non-accelerated filer due to a listing.
Overview
     We are a leading owner of distinctive luxury and upper upscale hotels and resorts. We are focused on owning premier properties managed by the foremost hotel brands in the United States. We also own limited service and extended stay hotels. We are fully-integrated, self-administered and self-advised, and are qualified as a REIT for income tax purposes.
     As of December 31, 2006, our portfolio included ownership interests in 59 hotels and resorts (“Properties”) (excluding 32 Properties held for sale as of year end) in 19 states, the District of Columbia and Canada, representing a total of over 20,000 rooms, and is diversified by geography and brand affiliation. As of December 31, 2006, we owned 18 of our Properties through interests in six joint ventures with various third parties. These joint ventures are consolidated subsidiaries. On February 8, 2007, we, through certain of our affiliates, completed the Century Sale. The Century Sale was completed pursuant to the Purchase Agreement. Pursuant to an amendment to the Purchase Agreement the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
     As of December 31, 2006, we leased 58 Properties (excluding 30 held for sale as of year end) to our taxable REIT subsidiary (“TRS”) entities (the “TRS Lessees”) (including TRS entities owned through partnerships), with management performed by third-party management companies, and leased one (excluding three held for sale as of year end) Property to unaffiliated third-party operators on a triple-net basis. These Properties generally consist of land, buildings and equipment. Our hotels and resorts are operated under 21 nationally recognized hotel brands, including the Marriott, Hilton and Hyatt families of brands. We own interests in some of the country’s most distinctive luxury resorts, including the Grand Wailea Resort Hotel & Spa, the La Quinta Resort & Club, the Arizona Biltmore Resort & Spa, the Ritz-Carlton at Grande Lakes Resort and the Claremont Resort & Spa. In addition to our luxury resorts, we own interests in a number of upper upscale hotels in significant urban markets, such as JW Marriott hotels in Phoenix and Orlando, Hilton hotels in Washington, D.C. and San Diego, Marriott hotels in Seattle and Baltimore, and Hyatt hotels in Miami, Detroit and Montreal. Because of their advantageous locations, reputations and/or amenities, we believe that many of these hotels and resorts benefit from high barriers to entry in their respective markets.
Strategy
     Our strategy has been to own and develop primarily luxury and upper upscale hotels and resorts. Our recent strategic focus has been on the luxury and upper upscale industry classifications because we believe that, due to their advantageous locations, reputations and/or amenities, properties in these industry classifications present relatively high barriers to entry and benefit from multiple demand generators. We believed these types of hotels and resorts offered better risk-adjusted returns than hotels and resorts in other lodging industry classifications. Moreover, the management-intensive nature of luxury and upper upscale hotels and resorts provided our experienced asset management team with the opportunity to enhance value and maximize operating results by monitoring performance and suggesting to our third-party management companies practical and creative strategies for creating greater revenues and controlling expenses.
     On January 18, 2007, we, entered into the Merger Agreement by and among the Parent, Merger Sub, the

MS Purchaser Sub, and Sapphire together with Parent, Merger Sub and MS Purchaser Sub, the Buyer Parties, pursuant to which each of our issued and outstanding common shares (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50. Parent, Merger Sub and MS Purchaser Sub are affiliates of Morgan Stanley Real Estate Fund V, U.S., L.P. (“MSREF”), and Sapphire is a wholly-owned subsidiary of Ashford Hospitality Trust, Inc. (“Ashford”).
     Pursuant to the Merger Agreement and related agreements entered into in connection therewith, following satisfaction of the conditions set forth in the Merger Agreement, the Company will complete the Asset Sales and, on the day immediately following consummation of the Asset Sales, Merger Sub will complete the Merger, with our company continuing as the surviving entity.
     The Asset Sales and the Merger (hereinafter collectively referred to as the “CHR Sale Transaction”) are subject to customary closing conditions including, among other things, the approval of the Merger by the affirmative vote of holders of a majority of our outstanding common shares. The closings of the transactions completed by the CHR Sale Transaction are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.
     On February 21, 2007, we entered into Amendment No. 1 to the Merger Agreement with the Buyer Parties (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, we and the Buyer Parties agreed to implement an enhanced severance and retention bonus program for our non-executive employees. We and the Buyer Parties also agreed to certain administrative matters related to exchange procedures under the Merger Agreement and notifications under the Worker Adjustment and Retraining Notification Act.
     In connection with the Merger Agreement Amendment, we and each of the Executives agreed to the Executive Agreement Amendments to cancel approximately 116,120, 48,780 and 48,780 common shares subject to deferred share awards held by the Executives, respectively, in order to allow us to implement the enhanced severance and retention bonus program described above pursuant to the Merger Agreement Amendment, in the aggregate amount of approximately $4.4 million. The Buyer Parties consented to the Executive Agreement Amendments pursuant to the Merger Agreement Amendment and we updated our representation in the Merger Agreement as to certain employment matters to reflect the Merger Agreement Amendment and Executive Agreement Amendments. Pursuant to the Merger Agreement we are generally not permitted to declare or pay quarterly distributions to our stockholders so long as the Merger Agreement remains in effect.
     On June 21, 2006, we completed the merger between us and CNL Hospitality Corp., our external advisor prior to the merger (the “Former Advisor”), whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), a wholly-owned subsidiary of ours (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Advisor Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Advisor Merger Agreement”), by and among us, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). (For additional information on the Advisor Merger see the section under “CNL Hospitality Corp. Merger and Other Matters.”). The merger with our Former Advisor resulted in us becoming an integrated self-administered REIT.
Industry Overview and Outlook
     According to Smith Travel Research the U.S lodging industry posted strong results in 2006, with revenue per available room (“RevPAR”) growing 7.5% over 2005. This high RevPAR growth follows record growth of 8.4% in 2005 and 7.9% in 2004. This strong performance is driven by the combination of solid lodging demand growth (1.1% over 2005) and limited additions to supply (0.6% supply growth, which is below the historical average of 2.2%). Further, rate growth remains a strong component of RevPAR growth, with Average Daily Rate (“ADR”) comprising 93% of RevPAR growth. This is a positive sign for hotel profitability, as rate gains have a more direct impact on hotel profit margins as compared with gains in occupancy levels. During 2006, RevPAR growth was particularly strong in major metropolitan areas, with growth in the top 25 markets outpacing that in all other markets. Additionally, the higher-

priced chain scales reported the strongest gains in RevPAR, with the exception of midscale without food and beverage, which outpaced all other chain scales except luxury. Finally, RevPAR growth was strongest in urban and airport locations in 2006.
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
Elements of Our Operating Results
     Revenues. Our revenues include the consolidation of revenues of the hotel and resort Properties leased to our TRS Lessees and operated by third-party managers. Hotel and resort revenues include room revenues, food and beverage revenues, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. Hotel and resort revenues are recognized as the related services are rendered. Other revenues include rental revenues from operating leases with third-party managers. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis. Other income includes FF&E reserve revenues and other miscellaneous revenues and income items.
     Expenses. Our expenses include the consolidation of hotel and resort expenses for our Properties leased to our TRS Lessees and operated by third-party management companies. Hotel and resort operating costs include expenses incurred related to room revenues, food and beverage revenues, and revenues from other hotel and resort operating departments such as spas, golf courses, parking and telephone services. In addition, hotel and resort operating costs include expenses incurred for property operations including insurance and taxes, repairs and maintenance costs, sales and marketing costs, and hotel and resort management fees paid to the third-party management companies. We also record reductions in our operating expenses for the recognition of funding under certain credit enhancement agreements from third-party managers, which guarantee us predefined minimum returns on several of our Properties. Interest and loan cost amortization reflects the interest paid on our indebtedness and the amortization of loan costs that were previously capitalized when incurred in connection with borrowings. Loan costs are amortized on a straight-line basis over the term of the underlying borrowing agreement. Depreciation and amortization primarily represents depreciation of our Properties, including buildings and equipment on a straight-line basis over 40 and seven years, respectively.
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

•	Depreciation and Amortization Expense. Depreciation and amortization expense is based on the estimated useful lives of our assets and on the method used to calculate depreciation. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. We believe our estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and therefore net income or the gain or loss on the sale of any of the assets.

•	Consolidation Policy. The accompanying consolidated financial statements include our accounts, the accounts of each of our wholly-owned subsidiaries and the accounts of entities in which we have (a) a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), (b) is the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) or (c) satisfies the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about our and our venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46, has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 or the limited partners have the ability to dissolve or liquidate the partnership or otherwise remove the general partner or have substantive rights under EITF 04-5.

•	Valuation of Deferred Tax Assets. We account for federal and state income taxes with respect to our TRS Lessees using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements’ carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

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

Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.
     Also in September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt the provisions of this statement beginning in the first quarter of 2008. The cumulative effect, if any, of applying the provisions of SFAS 157 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2008. We are currently assessing the impact of the adoption of this statement.
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of this statement in fiscal 2007 will have a material impact on our consolidated financial position or results of operations. As of December 31, 2006 we do not have any hedges designated as fair value hedges.

Results of Operations
Factors Affecting Comparability
     There are certain factors, primarily due to the following events, that affect the comparability of our results of operations for the year ended December 31, 2006, as applicable, to the year ended December 31, 2005, and to future years and our financial position as of December 31, 2006, relative to our financial position as of December 31, 2005.
     On January 18, 2007, we entered into the Merger Agreement, as amended. The CHR Sale Transaction is subject to customary closing conditions including, among other things, the approval of the CHR Sale Transaction by the affirmative vote of holders of a majority of our outstanding shares of common stock. The closings of the transactions are not subject to a financing condition.
     On February 8, 2007, we completed the Century Sale for a sales price of approximately $369 million. As a result of the Century Sale, net proceeds to us were approximately $351 million. The Century Sale was completed pursuant to the terms of the Century Purchase Agreement. We used the net proceeds from the sale for general corporate purposes including the retirement of long-term debt. In March 2007, we utilized approximately $108 million of the proceeds to pay down the outstanding balance on our senior secured revolving credit facility (the “Revolver”). Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
     On June 17, 2005, we completed the sale of 30 non-strategic Properties to Ashford Hospitality Limited Partnership, an affiliate of Ashford (NYSE: AHT) (the “Ashford Sale”), for total gross proceeds of $465.0 million, resulting in a net gain of approximately $41.5 million, net of a loss on extinguishment of debt of $7.7 million and closing and related transaction expenses.
     In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to our 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of the devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, we believe it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. We, in conjunction with certain provisions or our management agreements with Marriott, have comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. There can be no assurance that we will be successful in our efforts to obtain reimbursement for losses due to business interruption or in the amounts recovered. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which we have incurred the lost income from the New Orleans JW Marriott which would impact the comparability of our reported results for some period into the future.
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
     On February 24, 2006, we completed the acquisition of the 500-acre Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively, the “Grande Lakes Resort”) (the “GL Purchase”). The Grande Lakes Resort was acquired from THI III GL Investments L.L.C. for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. The GL Purchase was completed pursuant to the terms of the Purchase and Sale Agreement, dated December 28, 2005 (as amended on December 30, 2005).
     On April 28, 2006, we completed the sale of our two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million (the “Wyndham Sale”), resulting in a net gain of approximately $5.2 million. The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by us to an affiliate of The Blackstone Group.
     On May 19, 2006, a subsidiary of ours completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC, (“DRR LLC”), which owns Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “Desert Ridge Resort”). We paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the Desert Ridge Resort before closing. Upon closing, a subsidiary of ours became liable for approximately $300 million of debt.
     On June 16, 2006, we completed the acquisition of the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the 405-room Courtyard San Francisco Downtown hotel (the “CY San Fran Property”). The interest was acquired from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million. Upon closing, a subsidiary of ours became liable for approximately $54.5 million of debt.
     On June 21, 2006, we completed the Advisor Merger between us and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, pursuant to the Advisor Merger Agreement. For additional information on the Advisor Merger see “CNL Hospitality Corp. Merger and Other Matters.”
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

Comparison of the year ended December 31, 2006 with the year ended December 31, 2005

	Year Ended December 31,
	2006	2005	Change		% Change
	(dollars in thousands)
Hotel and Resort Revenues
Room	$843,866	$692,355	$151,511		21.9%
Food and beverage	453,361	328,493	124,868		38.0
Other hotel and resort operating departments	233,870	186,880	46,990		25.1

Hotel and Resort Revenues	1,531,097	1,207,728	323,369		26.8
Hotel and Resort Expenses	(1,115,577)	(875,811)	239,766		27.4

Gross margin	$415,520	$331,917	$83,603		25.2

Gross margin percentage	27.1%	27.5%	(0.4	) ppt	(1.5)
Other Revenues
Rental income from operating leases	$6,500	$7,074	$(574)		(8.1)%
Other income	2,931	1,987	944		47.5
Other Income (Expenses)
Interest income	4,234	4,077	157		3.9
Interest and loan cost amortization	(220,632)	(180,369)	40,263		22.3
Loss on termination of hedge	—	(1,139)	n/a		n/a
Transaction costs	(355)	(1,371)	(1,016)		(74.1)
Advisor acquisition expense	(84,774)	(4,087)	80,687		1,974.2
Loss on extinguishment of debt	(29,331)	(2,190)	27,141		1,239.3
Credit enhancement funding	4,190	2,057	2,133		103.7
General and administrative	(46,023)	(26,031)	19,992		76.8
Litigation settlement	6,200	(34,151)	40,351		118.2
State and local taxes	(7,546)	(6,654)	892		13.4
Asset mgmt. fees to related party	(13,728)	(27,868)	(14,140)		(50.7)
Depreciation and amortization	(204,642)	(162,926)	41,716		25.6
Hotel and Resort Revenues
     As of December 31, 2006 and 2005, we owned interests in 58 and 54 consolidated operating Properties leased to our TRS Lessees, respectively, excluding 30 Properties and 31 Properties that were leased to our TRS Lessees, respectively, held for sale as of the respective year ends. Hotel and resort revenues, including room, food and beverage and other operating departments for the year ended December 31, 2006, were $1.5 billion, as compared to $1.2 billion for the same period in 2005, an increase of $0.3 billion or 26.8 percent. A significant component of the increase, $239.3 million, or 74.0 percent, was due to the acquisition of the Grande Lakes Resort, which was acquired in February 2006, and the acquisition of the remaining interests in the Desert Ridge Resort in May 2006 and the CY-SF LP in June 2006. We also experienced revenue growth of approximately $84.1 million, or 26.0 percent, from the remainder of our portfolio, which we also owned in the same period in 2005, driven primarily by increases in our average room rates as well as food and beverage revenues.
     Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the year ended December 31, 2006, as compared to the same period in 2005, decreased 0.4 percentage points, or 1.5 percent, from 27.5 percent to 27.1 percent. The decrease in our gross margins reflects the impact of a number of factors pertaining to the seasonality of our business and the composition of our portfolio and the stage of stabilization of some of our Properties due to repositioning activities and/or the period of time a Property has been operating. As previously noted, our portfolio is subject to seasonality, particularly with respect to our Properties located in the desert regions of the U.S. Further, in the year ended December 31, 2006, our margins were impacted by the Properties acquired in the GL Purchase, the DRR Purchase and the CY-SF Purchase, assets constructed within the last three years which currently, have lower profit margins reflecting their continued stabilization, and in the case of the GL Properties, the additional impact of recent natural disasters which have adversely affected group bookings. In addition, our repositioning of Properties now designated as a part of The Waldorf=Astoria Collection has impacted our near-term margins through increased management fees and related reimbursements. Our margins also were impacted by our revenue mix particularly from an increased level of food and beverage revenues (which generally have a lower gross margin than room revenues). Our margins have also been impacted in 2006 by the incurrence of additional operating costs including incentive management fees which are reflective of the improving performance levels at certain of our Properties, and increased property operations costs (primarily property insurance, property taxes and, utility costs).
Other Revenues
     For the year ended December 31, 2006, revenues generated from rental income from operating leases was $6.5 million, as compared to $7.1 million for the same period in 2005, a decrease of $0.6 million or 8.1 percent. The decrease is primarily due to a reduction in rental income resulting from the conversion in 2005 of certain properties in which leases with third-party tenants were assumed by us, and a decline in performance from certain of our remaining triple-net lease Properties.
     During the years ended December 31, 2006 and 2005, other income was $2.9 million and $2.0 million, respectively. The increase of $0.9 million was primarily due to $1.4 million from transfer tax refunds.
Hotel and Resort Expenses

	Year Ended December 31,
		2006 % of		2005 % of
		Hotel and		Hotel and
		Resort		Resort
	2006	Revenues	2005	Revenues
		(dollars in thousands)
Hotel and Resort Expenses:
Room	$198,072	12.9%	$165,049	13.7%
Food and beverage	299,426	19.6	224,129	18.6
Other hotel and resort operating departments	133,730	8.7	111,949	9.3
Property operations	270,227	17.6	215,267	17.8
Repairs and maintenance	63,982	4.2	50,624	4.2
Hotel and resort management fees	56,278	3.7	37,588	3.1
Sales and marketing	93,862	6.1	71,205	5.8

Total hotel and resort expenses	$1,115,577	72.8%	$875,811	72.5%

     During the year ended December 31, 2006, total hotel and resort expenses increased by $239.8 million, or 27.4 percent, to $1.1 billion, as compared to total hotel and resort expenses of $875.8 million for the year ended December 31, 2005. The increase resulted from our growth through acquisitions coupled with growth from our existing portfolio, with $180.4 million or 75.2 percent of the increase due to the GL Purchase, the DRR Purchase and the CY-SF Purchase, and $59.4 million or 24.8 percent of the increase due to our existing Properties. As a percentage of hotel and resort revenues, total hotel and resort expenses for the year ended December 31, 2006 increased to 72.8 percent from 72.5 percent. This increase was due to the impact of the GL Purchase, the DRR Purchase and the CY-SF Purchase, which as a result of their continued stabilization, have a higher level of expense relative to revenues. Further, our costs as a percentage of revenues were impacted by our revenue mix particularly from an increased level of food and beverage revenues, which generally have a lower gross margin than room revenue. We have also incurred increased management fees and related reimbursements related to our repositioning of the Properties now designated as a part of The Waldorf=Astoria Collection. In addition, this increase in costs reflects the incurrence of additional operating costs including incentive fees, which have increased with improving performance levels at certain of our Properties, and increased property operations costs consisting primarily of property insurance, property taxes and utility costs.
Other Income and Expenses
     During the years ended December 31, 2006 and 2005, interest income was $4.2 million and $4.1 million, respectively. The increase, during the year ended December 31, 2006 as compared to the same period in 2005, was due to an increase in the average cash invested during 2006 as compared with 2005.
     Interest expense and loan cost amortization increased $40.3 million during the year ended December 31, 2006, as compared to the same period in 2005 due primarily to $32.1 million of interest expense recorded in connection with increased borrowings related to the GL Purchase and approximately $2.9 million of interest expense recorded in connection with the liability relating to the Class Action Lawsuit (as defined below). Depreciation and amortization expense increased $41.7 million during the year ended December 31, 2006, as compared to the same period in 2005, due to the increase in depreciable assets in connection with the GL Purchase, the DRR Purchase and the CY-SF Purchase.
     Prior to June 21, 2006, the effective date of the Advisor Merger, we recorded asset management fees, reflecting the component of the Payment Agreement (as defined below) attributed to Asset Management Fees (as defined below). As a result of the Advisor Merger, we did not incur any asset management fee expense in the third and fourth quarters of 2006 and we will not incur this expense in future periods. For the year ended December 31, 2006, asset management fees were $13.7 million. For the year ended December 31, 2005, asset management fees were $27.9 million.
     During the year ended December 31, 2006, we recognized approximately $0.4 million in transaction costs which related to the write off of previously capitalized costs incurred in connection with transactions that we no longer intend to pursue. During the year ended December 31, 2005, we recognized approximately $1.4 million in transaction costs, which was primarily associated with financial and legal advisors advising the Special Committee in its negotiations related to the potential Advisor Merger agreement with our Former Advisor.
     State and local taxes were $7.5 million for the year ended December 31, 2006, compared to $6.7 million for the comparable prior year period. The increase of $0.9 million is primarily attributable to the GL Purchase, the DRR Purchase and the CY-SF Purchase.
     During the year ended December 31, 2006, we recorded expense reductions of $4.2 million related to credit enhancement funding as compared to $2.1 million for the year ended December 31, 2005. The increase in credit enhancement funding for the year ended December 31, 2006 was attributable to a new credit enhancement obtained for three of our Properties of which the results of one Property triggered the funding recognized. During the years ended December 31, 2006 and 2005, we recorded base management fee waivers of $0.4 million and $0.4 million, respectively. These guarantees were provided to us by third-party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of a minimum return to us relative to the applicable Property or pool of Properties. As of December 31, 2006, other than the Hilton credit enhancement obtained in 2006, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, and the markets and/or performance of certain of our Properties do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of December 31, 2006, we had a total of $79.1 million available for funding under our remaining credit enhancements. There is no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will continue to receive funding under the credit enhancements currently available.
     As a percentage of total revenues, general and administrative expense was 3.0 percent and 2.1 percent for the year ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, general and administrative expenses increased to $46.0 million, as compared to $26.0 million for the comparable prior year period, an increase of $20.0 million or 76.8 percent. The increase was primarily due to the recognition of stock compensation expense incurred in connection with the deferred shares granted in the second quarter of 2006 and an increase in personnel related expenses as a result of the Advisor Merger.
     Advisor acquisition expense was $84.8 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively, which represents the consideration paid to acquire the Former Advisor.
Litigation Settlement
     In February 2006, we, with defendants and plaintiffs’ counsel executed the non-binding MOU resolving the pending Action. The MOU became binding and enforceable on March 17, 2006. As of December 31, 2005, we recorded a $34.2 million contingent liability relating to the MOU. For the year ended December 31, 2006 we recognized a recovery of approximately $6.2 million pertaining to the settlement of certain claims against one of our D&O carriers. For additional information see “Item 7. MD&A — Commitments and Contingencies.”

Loss on Extinguishment of Debt
     During the year ended December 31, 2006, we recorded a $29.3 million loss on extinguishment of debt as a result of the (i) write-off of $20.9 million in unamortized loan costs, (ii) $8.2 million of prepayment penalties incurred in connection with the refinancing of our Prior CMBS Loan, and (iii) $0.2 million loss on extinguishment of debt as a result of debt refinancing which occurred in April 2006 related to the Hilton 1 Loan, as defined in the section entitled “Sources of Liquidity and Capital Resources-Common Stock Offerings and Debt Financing.”
Termination of Hedges
     As of December 31, 2005, we recorded $1.1 million in net losses related to the termination of cash flow hedges. The losses are primarily the result of the discontinuance of cash flow hedge accounting for one of our interest rate protection agreements, designated to a portion of the debt repaid with proceeds from the Pyramid Sale because it was probable that the originally forecasted transaction (interest payments on the applicable debt) would not occur within the originally-specified time period due to the debt retirement.
Equity in Earnings of Unconsolidated Entities
     The decrease in equity in earnings of unconsolidated entities of $26.2 million for the year ended December 31, 2006 as compared to the same period in 2005 is primarily due to the completion of the DRR Purchase and the CY-SF Purchase on May 19, 2006 and June 16, 2006, respectively, and the October 3, 2006 sale of our interests in CNL Plaza, Ltd. And CNL Plaza Venture, Ltd. as discussed below. Equity in earnings of unconsolidated entities for the third and fourth quarters of the year ended December 31, 2006 does not include DRR LLC and CY-SF LP. Instead, the operating results for DRR LLC and CY-SF LP have been included in our consolidated statement of earnings since their respective dates of acquisition. Additionally, equity in earnings of unconsolidated entities for the year ended December 31, 2006 does not include WB Resort Partners, LP because the partnership sold all of its interest in the Waikiki Beach Marriott Resort in November 2005. On October 3, 2006, we entered into an agreement with CNL Corporate Investors, Ltd. to sell our 9.901 percent limited partnership interest in CNL Plaza, Ltd. and our 9.9 percent limited partnership interest in CNL Plaza Venture, Ltd. The sale was subsequently completed in October 2006 resulting in proceeds of $4.1 million. For additional information, see “Additional Information—Related Party Transactions.”
     The following presents our equity in earnings (losses) of unconsolidated entities for the years ended December 31, 2006 and 2005, and the change during these two periods (in thousands):

			Increase
			(decrease)
			in equity in
Entity	2006	2005	earnings (losses)
WB Resort Partners, LP	$—	$43,053	$(43,053)
Desert Ridge Resort Partners, LLC	2,955	(9,070)	12,025
CY-SF Hotel Parent, LP	(639)	(1,246)	607
Other Joint Ventures	4,284	38	(109)

Total	$6,600	$32,775	$(26,175)

Minority Interests
     Minority interests in income of consolidated partnerships for the year ended December 31, 2006 was $6.4 million compared to minority interests in income of consolidated partnerships of $5.2 million for the year ended December 31, 2005. The changes are primarily due to fluctuations in the net income of certain consolidated partnerships.
Income Taxes
     We recorded income tax expense from continuing operations of $0.6 million for the year ended December 31, 2006, and income tax benefit from continuing operations of $3.0 million for the year ended December 31, 2005. We recorded income tax expense of $0.3 million and an income tax benefit of $4.3 million from discontinued operations for the years ended December 31, 2006 and 2005, respectively. Tax expense was incurred and tax benefits were received as a result of the TRS Lessee operations of certain of our Properties. The expense recorded in continuing and discontinued operations for the year ended December 31, 2006, was due to taxable income being realized at certain TRS Lessees. Valuation allowances are recorded for the majority of the deferred tax assets of substantially all of our TRS Lessees because these TRS Lessees do not have sufficient historical earnings on which to base an estimate of potential future benefit.
     As of December 31, 2004, we determined that a valuation allowance was necessary for our entire accumulated deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties we acquired in connection with the acquisition of RFS Hotel Investors, Inc. (“RFS”) (the “RFS Acquisition”). The deferred tax asset has continued to increase due to net operating losses incurred at TRS Lessees that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the downturn in the lodging industry and in advance of repositioning changes we have made in the third-party management companies operating these Properties. Our determination was primarily based upon the Properties’ operating histories during the lodging industry downtown and the uncertainty of the level of recovery and consequently, the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, we increased the valuation allowance from $74.0 million as of December 31, 2004 to $93.5 million as of December 31, 2005 and to $133.3 million as of December 31, 2006 associated with our deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.”
Discontinued Operations and Dispositions
     On February 8, 2007, we completed the Century Sale for approximately $369 million, resulting in total proceeds of approximately $351 million. Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
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
     On January 9, 2006, we, through certain of our affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005. As a result of the Del Sale and related transactions, we received net proceeds of approximately $167 million with a net gain of approximately $132.4 million.
     In addition, the results of operations for the 38 consolidated Properties sold during 2005 have been classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2005.

     Results from discontinued operations were as follows (in thousands):

	Year
	Ended December 31,
	2006	2005
Revenues	$135,831	$354,359
Income from lease termination	—	5,982
Expenses	(94,873)	(237,190)
Depreciation and amortization	(15,544)	(43,973)
Write-down of assets	—	(345)
Interest and loan cost amortization	(11,737)	(50,331)

Income from discontinued operations	13,677	28,502
Gain on sale of assets	153,523	67,321
Gain on hedge termination	946	—
Transaction costs	(171)	—
Loss on extinguishment of debt	(4,296)	(13,469)
Minority interests	570	(2,008)
Income tax (expense) benefit	254	(4,336)

	$164,503	$76,010

     In accordance with FAS 144, we do not depreciate Properties classified as held for sale. We stopped recording depreciation expense for the Century Sale Properties on December 15, 2006. If these Properties had been classified as held for use, we would have recorded additional depreciation expense of approximately $0.5 million for the year ended December 31, 2006. We stopped recording depreciation expense for the Hotel Del on October 31, 2005. If this Property had been classified as held for use, we would have recorded additional depreciation expense of approximately $2.0 million for the year ended December 31, 2005.
(Loss) Earnings Per Share
     There was a net loss per share for the year ended December 31, 2006, on a basic and fully diluted basis, of $0.02 compared to earnings per share of $0.05 for the year ended December 31, 2005. The decrease was primarily due to the following: Advisor acquisition expense, which represents the consideration paid to acquire our Former Advisor which reduced earnings per share by $0.55 per share; a loss on extinguishment of debt of $29.1 million, incurred in connection with the refinancing of our Prior CMBS loan which reduced earnings per share by $0.19 per share; and increased interest expense relating to the debt associated with the GL Purchase and the acquisition of the Desert Ridge Resort and the CY San Fran Property which further reduced earnings per share by $0.26. These reductions were partially offset by net gains on sales of Properties, which increased earnings per share by $1.00; with the remaining offset resulting from the change in operating profit of our comparable properties.

Comparison of the year ended December 31, 2005 with the year ended December 31, 2004

		Year Ended December 31,
	2005	2004	Change	% Change
		(dollars in thousands)
Hotel and Resort Revenues	$692,355	$537,234	$155,121	28.9%
Room
Food and beverage	328,493	252,837	75,656	29.9
Other hotel and resort operating departments	186,880	134,854	52,026	38.6

Hotel and Resort Revenues	1,207,728	924,925	282,803	30.6
Hotel and Resort Expenses	(875,811)	(700,755)	175,056	25.0

Gross margin	$331,917	$224,170	$107,747	48.1

Gross margin percentage	27.5%	24.2%	3.3 ppt	13.6
Other Revenues	$7,074	$15,920	$(8,846)	(55.6)%
Rental income from operating leases
Other income	1,987	3,100	(1,113)	(35.9)
Other Income (Expenses)	4,077	2,512	1,565	62.3
Interest Income
Interest and loan cost amortization	(180,369)	(140,876)	39,493	28.0
Gain on sale of common stock	—	9,268	9,268	n/a
Impairment of equity method investment	—	(1,275)	1,275	n/a
(Loss) gain on termination of hedge	(1,139)	3,511	4,650	132.4
Transaction costs	(1,371)	(11,521)	(10,150)	(88.1)
Advisor acquisition expense	(4,087)	—	(4,087)	n/a
Loss on extinguishment of debt	(2,190)	(17,877)	(15,687)	(87.7)
Credit enhancement funding	2,057	23,006	(20,949)	91.1
General and administrative	(26,031)	(23,663)	2,368	10.0
Litigation settlement	(34,151)	—	(34,151)	n/a
State and local taxes	(6,654)	(5,617)	1,037	18.5
Asset mgmt. fees to related party	(27,868)	(26,505)	1,363	5.1
Depreciation and amortization	(162,926)	(126,689)	36,237	28.6
Hotel and Resort Revenues
     As of December 31, 2005 and 2004, we owned interests in 54 consolidated operating Properties leased to our TRS Lessees, respectively, excluding 31 Properties and 69 Properties that were leased to our TRS Lessees, respectively, held for sale as of the respective year ends. Hotel and resort revenues, including room, food and beverage and other operating departments for the year ended December 31, 2005, were $1.2 billion, as compared to $0.9 billion for the same period in 2004, an increase of $0.3 billion or 30.6 percent. Approximately $181 million of the total increase was from five luxury resort and upper upscale Properties acquired on April 2, 2004, and the Renaissance Tampa Hotel International Plaza located in Tampa, Florida, which opened in August 11, 2004. These six Properties, which were not owned during the first three months of 2004, generally perform best during the first three months of each year due to seasonality at these locations. Approximately $23 million of the total increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized. The remainder of the increase, approximately $74 million, was from year-over-year improvements at our existing Properties, driven primarily by increases in room rates and hotel occupancy levels.
     Our gross margin percentage (which excludes depreciation and amortization) for all Properties for the year ended December 31, 2005, as compared to the same period in 2004, increased 3.3 percentage points, or 13.6 percent, from 24.2 percent to 27.5 percent. This improvement was primarily the result of the addition of five luxury resort and upper upscale Properties acquired on April 2, 2004, which generally have higher profit margins than most of our existing Properties and an increase in the ADR for our Comparable Properties (as defined in “Hotel and Resort Operating Statistics”), as compared to the same period in the prior year. In addition, our margins benefited from the growth in our revenues derived from the increase in ADR which generally do not result in corresponding increases in costs. For the year ended December 31, 2005, ADR for our consolidated Properties grew 12.0 percent.
Other Revenues
     For the year ended December 31, 2005, revenues generated from rental income from operating leases was $7.1 million, as compared to $15.9 million for the same period in 2004, a decrease of $8.8 million or 55.6 percent. The decrease during the year ended December 31, 2005 was due primarily to a reduction in rental income from three Properties in which leases with third-party tenants were assumed by us during 2004, as discussed above.
     During the years ended December 31, 2005 and 2004, other income was $2.0 million and $3.1 million, respectively. The decrease, during the year ended December 31, 2005 as compared to the same period in 2004, was due to a decrease in furniture, fixtures and equipment reserve income.
     `

Hotel and Resort Expenses

	Year Ended December 31,
		2005 % of		2004 % of
		Hotel and		Hotel and
		Resort		Resort
	2005	Revenues	2004	Revenues
		(dollars in thousands)
Hotel and Resort Expenses:
Room	$165,049	13.7%	$130,891	14.2%
Food and beverage	224,129	18.6	183,859	19.9
Other hotel and resort operating departments	111,949	9.3	84,279	9.1
Property operations	215,267	17.8	178,894	19.3
Repairs and maintenance	50,624	4.2	40,561	4.4
Hotel and resort management fees	37,588	3.1	23,742	2.6
Sales and marketing	71,205	5.8	58,529	6.3

Total hotel and resort expenses	$875,811	72.5%	$700,755	75.8%

     During the year ended December 31, 2005, total hotel and resort expenses increased by $175.1 million, or 25.0 percent, to $875.8 million, as compared to total hotel and resort expenses of $700.8 million for the year ended December 31, 2004. Approximately $142 million of the total increase was from five luxury resort and upper upscale Properties acquired on April 2, 2004, and the Renaissance Tampa Hotel International Plaza located in Tampa, Florida, which opened on August 11, 2004. Approximately $23 million of the total increase was from three Properties in which leases with third-party tenants were assumed by us in December 2004. Since the date of these assumptions, hotel revenues and expenses from these Properties have been reflected in our consolidated results of operations in lieu of the rental income which had historically been recognized. The remainder of the increase, approximately $10 million, was from year-over-year increases in operating expenses at our existing Properties, which generally increase when hotel occupancy levels increase due to increases in variable costs.
Other Income and Expenses
     During the years ended December 31, 2005 and 2004, interest income was $4.1 million and $2.5 million, respectively. The increase, during the year ended December 31, 2005 as compared to the same period in 2004, was due to an increase in the average cash invested during 2005 as compared with 2004.
     Interest expense and loan cost amortization increased $39.5 million during the year ended December 31, 2005, as compared to the same period in 2004 due to financings pertaining primarily to the acquisition of five luxury resorts and upper upscale Properties in April 2004, including a $1.1 billion bridge loan and subsequent $1.5 billion permanent financing, which was used to payoff the bridge loan. Depreciation and amortization expense increased $36.2 million during the year ended December 31, 2005, as compared to the same period in 2004, due to the addition of approximately $1.5 billion in Properties and $122 million in intangibles related to the acquisition of five luxury resort and upper upscale Properties in April 2004. Asset management fees and state and local taxes, also increased as a direct result of the additional Properties we acquired.
     During the year ended December 31, 2005, we recorded expense reductions of $2.1 million related to credit enhancement funding as compared to $23.0 million for the year ended December 31, 2004. The overall decrease in credit enhancement funding during the year ended December 31, 2005, was due primarily to the expiration or burn-off of certain of our credit enhancements and improved operating results at certain of our Properties. During the years ended December 31, 2005 and 2004, we recorded base management fee waivers of $0.8 million and $5.2 million, respectively. These credit enhancements, typically in the form of guarantees, were provided to us by third- party hotel and resort managers pursuant to the contractual arrangements with these managers and represent their guarantee of operating performance and/or a minimum return to us relative to the applicable Property or pool of Properties. As of December 31, 2005, many of our credit enhancements were fully utilized or expired. To the extent that the remaining credit enhancements are fully utilized or expire, and the markets and/or performance of certain of our Properties do not improve or continue to improve, our results of operations, our cash flows and our ability to make distributions to stockholders may be adversely affected. As of December 31, 2005, we had a total of $32.8 million available for funding under our remaining credit enhancements ($8.4 million of which relates to our unconsolidated entities). On January 31, 2006, we, through various affiliates, entered into amended and restated management agreements for three of our Properties: Grand Wailea Resort Hotel & Spa, Arizona Biltmore Resort & Spa and La Quinta Resort & Club (collectively, the “Resorts”) with 90210 Management Company, LLC (“MCO”), now an affiliate of Hilton Hotels Corporation (“Hilton”) (the “Amended Management Agreements”). The Amended Management Agreements provide, among other things, for reimbursement by Hilton and MCO to us of certain owner-funded capital improvements at two of the Resorts, up to $20.0 million. Hilton and MCO also entered into a separate guaranty agreement with our affiliates providing, among other things, that Hilton and MCO guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, payment to us, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the specified threshold levels. There can be no assurance that we will continue to be able to obtain additional credit enhancements in the future or that we will receive funding under the credit enhancements currently available.
     During the year ended December 31, 2005, general and administrative expenses increased to $26.0 million, as compared to $23.7 million for the same period in 2004, an increase of $2.4 million or 10.0 percent. The increase was primarily due to increased legal costs incurred in connection with the Class Action Lawsuit and costs associated with auditing and accounting related services, offset by decreases in certain other expenses. For additional information on the Class Action Lawsuit, please see the section under “Commitments and Contingencies.” As a percentage of total revenues, general and administrative expense was 2.1 percent and 2.5 percent for the years ended December 31, 2005 and 2004, respectively.
Litigation Settlement
     In February 2006, we, with defendants and plaintiffs’ counsel executed the MOU resolving the pending Action. The MOU became binding and enforceable on March 17, 2006. As of December 31, 2005, we recorded a $34.2 million contingent liability relating to the MOU. For additional information see “Item 7. MD&A-Commitments and Contingencies.”
Transaction Costs
     During the year ended December 31, 2005, we wrote off transaction costs of $1.4 million related to a transaction with a third party that we no longer intend to pursue. In addition, during 2005, we recognized approximately $4.1 million in transaction costs, approximately $1.4 million of which was incurred during the first two quarters of 2005 and $500,000 of which was incurred as of December 31, 2004, associated with financial and legal advisors advising the Special Committee in its negotiations related to the Advisor Merger.
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
Termination of Hedges
     During the year ended December 31, 2005, we recorded $1.1 million in net losses related to the termination of cash flow hedges. The losses are primarily the result of the discontinuance of cash flow hedge accounting for one of our interest rate protection agreements, designated to a portion of the debt repaid with proceeds from the Pyramid Sale because it was probable that the originally forecasted transaction (interest payments on the applicable debt) would not occur within the originally-specified time period due to the debt retirement.

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
Equity in Earnings (Losses) of Unconsolidated Entities
     Equity in earnings (losses) of unconsolidated entities increased to $32.8 million from a loss of $18.5 million for the year ended December 31, 2005. The increase was due primarily to our share of the gain of approximately $46.4 million recognized in connection with the WBR Sale, offset by losses incurred by DRR, LLC. Operating results of DRR, LLC in the year ended December 31, 2005 include a non-recurring charge of $15.7 million pertaining to a loss on extinguishment of debt incurred in connection with the refinancing of all of the previously existing outstanding debt in June 2005. Excluding this non-recurring charge, operating results for DRR, LLC for the year ended December 31, 2005, as compared to the same period in 2004 were substantially improved. Generally, the operating results in the year ended December 31, 2005 of our two remaining unconsolidated entities that each own a Property have improved versus the same period in 2004 due to gains in market share and as a result of the overall improvement in the lodging industry.

     The following presents equity in earnings (losses) of unconsolidated entities for the years ended December 31, 2005 and 2004, and the change during these two periods (in thousands):

			Increase
			(decrease)
			in equity in
Entity	2005	2004	earnings (losses)
WB Resort Partners, LP	$43,053	$(7,759)	$50,812
Desert Ridge Resort Partners, LLC	(9,070)	(6,008)	(3,062)
CY-SF Hotel Parent, LP	(1,246)	(1,710)	464
Other Joint Ventures	38	(2,992)	3,030

Total	$32,775	$(18,469)	$51,244

Minority Interests
     Minority interest expense representing our partners’ share of income in our consolidated partnerships for the year ended December 31, 2005 was $5.2 million, as compared to $3.0 million for the year ended December 31, 2004. The increase is primarily due to improvements in the net income of certain consolidated partnerships.
Income Taxes
     We recorded an income tax benefit from continuing operations of $3.0 million and an expense of $27.4 million during the years ended December 31, 2005 and 2004, respectively, and an income tax expense of $4.3 million and $1.1 million from discontinued operations during the years ended December 31, 2005 and 2004, respectively. The income tax benefit in 2005 is due to the operating results of our TRS Lessees related to certain of our Properties and the expense in 2004 pertains primarily to the recording of a valuation allowance for the full amount of our deferred tax asset.
     As of December 31, 2004, we determined that a valuation allowance was necessary for our entire accumulated deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties we acquired in connection with the acquisition of RFS Hotel Investors, Inc. (“RFS”) (the “RFS Acquisition”). The deferred tax asset has continued to increase due to net operating losses incurred at TRS Lessees that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the downturn in the lodging industry and in advance of repositioning changes we have made in the third-party management companies operating these Properties. Our determination was primarily based upon the Properties’ operating histories during the lodging industry downtown and the uncertainty of the level of recovery and consequently, the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, we increased the valuation allowance from $10.0 million as of December 31, 2003 to $74.0 million as of December 31, 2004 and to $93.5 million as of December 31, 2005 associated with our deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.”
Discontinued Operations
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
     The results of operations for the Del Sale, the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN, as well as for the 35 Properties identified as held for sale in 2006, have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004. In addition, the results of operations of the four Properties we sold in 2004 have been classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2004.
     Results from discontinued operations were as follows (in thousands):

	Year
	Ended December 31,
	2005	2004
Revenues	$354,359	$406,007
Income from lease termination	5,982	—
Expenses	(237,190)	(267,902)
Depreciation and amortization	(43,973)	(54,720)
Write-down of assets	(345)	(5,920)
Interest and loan cost amortization	(50,331)	(37,277)

Income from discontinued operations	28,502	40,188
Gain on sale of assets	67,321	645
Loss on extinguishment of debt	(13,469)	—
Minority interests	(2,008)	(5,424)
Income tax expense	(4,336)	(1,110)

	$76,010	$34,299

     In accordance with FAS 144, we do not depreciate Properties classified as held for sale. We stopped recording depreciation expense for the Hotel Del on October 31, 2005. If this Property had been classified as held for use, we would have recorded additional depreciation expense of approximately $2.0 million for the year ended December 31, 2005.

Earnings Per Share
     Earnings per share for the year ended December 31, 2005 increased $0.64 to earnings of $0.05 per share, as compared to a loss of $0.59 per share for the year ended December 31, 2004. The increase was primarily due to the following:
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
Hotel and Resort Operating Statistics
     The following table presents, by chain scale classification, our portfolio of 59 Properties (excluding 32 held for sale) and associated inventory of rooms as of December 31, 2006 (based on STR chain scale classifications):

Industry Segment and Brand Affiliation	Properties	Rooms
Luxury
Independent	1	279
The Ritz-Carlton	1	584
The Waldorf=Astoria Collection	3	2,003

	5	2,866

Upper Upscale
DoubleTree	1	631
Embassy Suites	4	974
Hilton	9	3,727
Hyatt	3	1,621
JW Marriott	3	2,442
Marriott	6	2,377
Renaissance	1	293

	27	12,065

Upscale
Courtyard	11	2,606
Residence Inn	9	1,467
SpringHill Suites	4	899

	24	4,972

Midscale
Fairfield Inn	1	388
Hampton Inn	1	176
TownePlace Suites	1	144

	3	708

Total	59	20,611

     During the year ended December 31, 2006, a significant percentage of hotel and resort revenues were earned from Properties managed by three third-party managers: Marriott International, Inc. (“Marriott”), and subsidiaries; Hilton Hotels Corporation (“Hilton”) and subsidiaries; and Hyatt Corporation. While we carefully screen our managers and tenants and we have Properties managed by other third-party managers, failure of any of these brands or operators would significantly impact our results of operations including the ability to generate hotel and resort revenues, related earnings and cash flows, and would significantly impact our ability to pay distributions.
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
     The following tables present information related to our Properties by chain scale classification (as defined by STR) for the year ended December 31, 2006. For hotels and resorts that we acquired during the periods presented, unaudited hotel and resort occupancy, ADR and RevPAR are presented for the period during which we owned the Properties.
Property Operating Data—All Properties
Continuing Operations (1)
For the Year Ended December 31, 2006

	Hotels	Occupancy	ADR	RevPAR
Consolidated TRS (1)
Luxury and Upper Upscale	32	71.2%	$186.03	$132.50
Upscale	23	75.3	118.56	89.33
Midscale	3	78.4	86.91	68.10

Total Consolidated TRS	58	72.4%	$166.72	$120.68
Triple Net Lease (2)	1	77.2	140.92	108.72

Total	59	72.5%	$166.06	$120.39

(1)	The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

     The following tables present information related to our “Comparable Properties”. We define “Comparable Properties” as hotels and resorts that we owned at the beginning of and during the entirety of both periods being compared. We consider 55 Properties comparable for the year ended December 31, 2006.
Property Operating Data—Comparable Properties
Continuing Operations
For the Year Ended December 31, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	To 2005	ADR	To 2005	RevPAR	to 2005
Consolidated TRS (1)
Luxury and Upper Upscale	28	72.2%	(0.4)	$185.63	8.1%	$134.05	7.6%
Upscale	23	75.3	(2.3)	118.56	11.9	89.33	8.6
Midscale	3	78.4	(0.3)	86.91	10.4	68.10	10.0

Total Consolidated	54	73.2%	(0.8)	$164.05	9.0%	$120.16	7.8%
Triple Net Lease (2)	1	77.2	1.8	140.92	5.5	108.72	8.0

Total	55	73.4%	(0.8)	$163.38	8.9%	$119.85	7.8%

(1)	The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.
     For the year ended December 31, 2006, RevPAR for our 54 comparable consolidated Properties which were leased to our TRS Lessees was $120.16 representing an increase of 7.8 percent, as compared to the same period in 2005. This was a result of a 9.0 percent increase in ADR to $164.05, offset by a 0.8 percentage point decrease in occupancy to 73.2 percent.
     Total comparable consolidated luxury and upper upscale Properties reported a RevPAR increase of 7.6 percent, resulting from a 8.1 percent increase in ADR to $185.63, offset by a 0.4 percentage point decrease in occupancy to 72.2 percent. Nine of the 28 luxury and upper upscale Properties reported year over year RevPAR increases of greater than ten percent and one Property reported a decrease in RevPar of 6.5 percent.
     Total comparable consolidated upscale Properties reported a RevPAR increase of 8.6 percent, resulting from a 11.9 percent increase in ADR to $118.56, offset by a 2.3 percentage point decrease in occupancy to 75.3 percent. Nine of the 23 upscale Properties reported RevPAR increases of greater than 10 percent, and three Properties reported decreases in RevPAR of 0.3 percent, 5.5 percent, and 8.0 percent respectively.
     Total comparable consolidated midscale Properties reported a RevPAR increase of 10.0 percent, resulting from a 10.4 percent increase in ADR to $86.91, offset by a 0.3 percentage point decrease in occupancy to 78.4 percent. Two of the three midscale Properties reported year over year RevPAR increases of greater than 10 percent.
     We define Adjusted Comparable Properties as Properties owned as of the last day of the reporting period and including the Properties acquired during the period (for which historical data is available) as if we owned the properties since the beginning of the period and excluding Properties that: (1) were opened or underwent significant renovations during the reporting periods being compared; (2) have changed reporting periods and therefore results are not comparable on a year-over-year basis; or (3) are held for sale. For 2006 and 2005, we consider 57 of the Properties owned on December 31, 2006 to be Adjusted Comparable Properties. These statistics are presented for informational purposes only in order to assist in the evaluation of our Property operating performance. While we consider this information useful, we caution the reader not to place undue reliance on such information because we did not own all of these Properties during the entirety of both periods being presented. Therefore, these Properties did not all have the same proportional impact on results of operations during both periods.

Property Operating Data—Adjusted Comparable Properties
Continuing Operations
For the Year Ended December 31, 2006

			Var. (ppt.)		Var. (%)		Var. (%)
	Hotels	Occupancy	To 2005	ADR	To 2005	RevPAR	to 2005
Consolidated TRS (1)
Luxury and Upper Upscale	30	71.8%	(0.4)	$190.27	7.5%	$136.56	6.9%
Upscale	23	75.3	(2.3)	118.56	11.9	89.33	8.6
Midscale	3	78.4	(0.3)	86.91	10.4	68.10	10.0

Total Consolidated	56	72.8%	(0.8)	$169.04	8.5%	$123.13	7.3%
Triple Net Lease (2)	1	77.2	1.8	140.92	5.5	108.72	8.0

Total	57	72.9%	(0.7)	$168.29	8.4%	$122.76	7.3%

(1)	The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

Property RevPAR Data – Adjusted Comparable Properties – Quarter by Quarter
Continuing Operations
For the Year Ended December 31, 2006

		First		Second		Third		Fourth		Year
			Var.		Var.		Var.		Var.		Var.
			(%)		(%)		(%)		(%)		(%)
	Hotels	RevPAR	To 2005	RevPAR	to 2005	RevPAR	to 2005	RevPAR	to 2005	RevPAR	to 2005
Consolidated TRS (1)
Luxury and Upper Upscale	30	$158.04	5.9%	$145.74	10.9%	$116.48	5.3%	$127.39	5.5%	$136.56	6.9%
Upscale	23	92.05	13.3	93.87	10.6	87.49	7.9	85.16	4.0	89.33	8.6
Midscale	3	74.47	7.1	75.03	25.0	68.12	13.0	57.43	(2.1)	68.10	10.0

Total Consolidated	56	$140.17	7.0%	$131.56	11.1%	$108.27	5.9%	$114.17	5.1%	$123.13	7.3%
Triple Net Lease (2)	1	90.75	11.4	118.07	3.6	108.05	8.5	115.69	9.4	108.72	8.0

Total	57	$138.97	7.0%	$131.24	10.9%	$108.27	6.0%	$114.21	5.2%	$122.76	7.3%

(1)	The operating results for three of the Consolidated TRS properties in the luxury and upper upscale classification are now reported utilizing Hilton’s classification as a result of the change in management and brand to The Waldorf=Astoria Collection, resulting in slight variances in reporting formats.

(2)	Our operating results include only rental revenues received from third-party lessees of these Properties, as we do not directly participate in their hotel operating revenues or expenses.

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
     As of December 31, 2006, we had approximately $1.3 million in outstanding liabilities from certain of our credit enhancements. In addition, as of December 31, 2006, we had approximately $96.0 million which remained available for funding under all of our existing credit enhancements.
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
Liquidity and Capital Resources
     Unless otherwise noted, the following discussion of liquidity and capital resources does not consider, in the event the CHR Sale Transaction is not consummated, the implications of the requirement in our Charter that we list our common shares on a national securities exchange or commence an orderly liquidation on or before December 31, 2007. If the CHR Sale transaction is not completed, no assurance can be given that we will list our common shares or enter into a strategic transaction prior to December 31, 2007.
     During the year ended December 31, 2006, our principal sources of liquidity were cash flows from operating activities, net proceeds from the disposition of Properties, short-term and long-term borrowings, funding under credit enhancements, and net cash received from membership deposits. Historically, we have used cash primarily to acquire, develop, maintain and improve Properties, to invest in joint ventures which acquire and own Properties, and to service debt and pay distributions to our stockholders. We are required to distribute at least 90 percent of our taxable income to stockholders in order to maintain our REIT status. Our sources of cash have also included proceeds from the sale of common stock under the terms of our DRP. However, such proceeds during 2006, excluding $6.2 million which resulted from the election of certain stockholders to opt out of the fourth quarter 2006 redemption, have been fully utilized to fulfill redemption requests made by our stockholders pursuant to our Redemption Plan. Under the Redemption Plan, the redemption of shares of our common stock, requested for redemption by our stockholders, is dependent on the proceeds we receive from the DRP. As of the quarter ended June 30, 2005, and for each subsequent quarter up to and including the quarter ended December 31, 2006, redemption requests outstanding exceeded the level of proceeds we received from the DRP. Based upon the suspension of our quarterly distribution in connection with the CHR Sale Transaction and the termination of the DRP effective March 31, 2007, we do not anticipate that there will be any proceeds from the DRP to provide an incremental source of cash for the year ended December 31, 2007 or for the foreseeable future thereafter. As previously disclosed, we have suspended the Redemption Plan effective March 31, 2007.

Sources of Liquidity and Capital Resources
     Historically, we have satisfied our liquidity requirements through our common stock offerings, cash flow from operations, borrowings, cash provided by our credit enhancement arrangements and net cash received from membership deposits. In addition, in certain instances, our borrowing in connection with Property acquisitions has provided excess borrowing capacity that we have used to satisfy our liquidity requirements. Our ability to incur additional debt is dependent on a number of factors, including, but not limited to, our degree of leverage, the value of our assets (particularly those which are unencumbered), access to secured or unsecured debt or lines of credit, borrowing restrictions imposed by our existing lenders, as applicable, and the availability of debt from capital markets. All but two of our Properties are currently the collateral under the terms of our various debt agreements. Based upon our internal Property valuations and third-party appraisals for Properties recently acquired, we believe the value of our Properties exceeds the fair value of our debt and that if we so choose, we may be able to obtain limited amounts of additional loan proceeds by increasing leverage on certain existing Properties through the refinancing of certain loans. We may also be able to borrow on an unsecured basis. Our liquidity may also benefit from tax refunds and/or payments by our insurance providers.
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
     During the year ended December 31, 2006, we raised $31.5 million in proceeds from the sale of common shares under the terms of our DRP. Substantially all of the proceeds from the sale of these shares, excluding the $6.2 million described above were used to redeem shares under our Redemption Plan.
     In conjunction with our strategy to effectively manage our corporate capital structure as outlined below, we have favorably-refinanced existing indebtedness, as well as obtained new financing to enhance liquidity and/or provide us with liquidity for acquisitions or other strategic activities.
     Effective June 30, 2006, we, as parent and guarantor, and CNL Hospitality Partners, LP, a wholly-owned subsidiary of ours, as Borrower, entered into an amendment (the “Revolver Amendment”) with Bank of America, N.A. and the other lenders party thereto, which modified various terms and conditions of our $200 million Revolver. The syndicate of participating financial institutions also includes Barclay’s Capital, Calyon New York Branch, Citibank North America Inc., Deutsche Bank Trust Company Americas and Wachovia Bank, N.A.
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

     On May 19, 2006, in connection with the acquisition of all of the remaining partnership interests in DRR LLC, a subsidiary of ours became liable for a $300.0 million loan collateralized by the Desert Ridge Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.
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
     In conjunction with the GL Purchase completed on February 24, 2006 (as described herein), a wholly-owned subsidiary of ours (the “GL Borrower”) obtained a new $570 million loan (the “GL Loan”) from an affiliate of Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the Grande Lakes Resort. The GL Loan is collateralized by the two Grande Lakes Resort properties – the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.
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
     In addition, in connection with the sale of four Properties (including the sale of our interest in the Hotel Del) and 39 Properties, respectively, during the years ended December 31, 2006 and 2005, we received gross proceeds of approximately $235.8 million and $650.1 million. The proceeds from the sale of four Properties in 2006 were used to partially fund the GL Purchase and DRR Purchase and for general corporate purposes. Substantially all of the net proceeds received in connection with the sale of these Properties were used to pay down approximately $541.0 million of long-term indebtedness. For additional information regarding the sale of these properties see Note 7. “Discontinued Operations” in the accompanying consolidated financial statements.
     Certain of our loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from the collateral Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants in these loan agreements restrict our ability to borrow money, pay distributions on or repurchase capital stock, make investments and sell assets or enter into mergers or acquisitions. We were in compliance with all debt covenants as of December 31, 2006.
     As of December 31, 2006 and 2005, our fixed and variable rate debt instruments, excluding debt of unconsolidated partnerships, were as follows (in thousands):

	2006	2005
Mortgages payable	$3,632,007	$2,564,359
Tax incremental financing note	7,783	7,783

Indebtedness collateralized by Properties	3,639,790	2,572,142

Unsecured notes	21,976	11,592

	$3,661,766	$2,583,734

     As of December 31, 2006, the weighted average interest rate on our debt was approximately 6.53 percent. Approximately 34.4 percent of our total debt is subject to variable rate interest as of December 31, 2006. We have entered into interest rate protection agreements with respect to this variable rate debt to mitigate the effect of increases in interest rates. Of the total amount of variable rate debt, 87.1 percent is capped by various interest rate protection agreements. As a result of these agreements, this portion of our debt is capped to a total weighted-average interest rate of 7.45 percent.
     Approximately $591.3 million of our indebtedness is scheduled to mature by December 31, 2007. Of this total, two loans totaling $337.8 million provide for two to three 1-year extensions of the maturity date without the imposition of significant financial or other commitments or expenditures. We intend to utilize the extension provisions for those loans. For the remaining $253.5 million of indebtedness maturing by December 31, 2007, prior to entering into the CHR Sale Transaction we had been actively engaged in efforts to refinance the applicable loans prior to their expected maturity.
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
Membership Deposits
          Since April 2004, our cash flows and financial condition include the receipt of membership deposits representing the required deposits for certain membership plans that entitle members to various golf, tennis and social facilities and related services at some of our hotels and resorts. At one of our properties we, in certain circumstances, finance the membership deposits over a short-term period not to exceed two years. Membership deposits are recognized as a liability. Under our primary membership programs, deposits generally become refundable upon:
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
Sale of Properties
          On February 8, 2007, we, through certain of our affiliates, completed the Century Sale to the Purchaser for a sales price of approximately $369 million. The Century Sale was completed pursuant to the terms of the Purchase Agreement. In March 2007, we utilized approximately $108 million of the $351 million in proceeds to pay down the outstanding balance on our Revolver. Pursuant to an amendment to the Purchase Agreement the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
          On September 29, 2006, we completed the Chelsea Sale. The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and an estimated net gain to us of approximately $17 million.
          On April 28, 2006, we completed the Wyndham Sale for $42.5 million, resulting in a net gain of approximately $5.2 million. The two properties were previously leased by us to an affiliate of The Blackstone Group. A portion of the net proceeds from the sale of these two hotels was used in connection with the acquisition of the Desert Ridge Resort on May 19, 2006.
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
•	Interest expense and scheduled principal payments on our indebtedness;

•	Capital expenditures to improve or expand our Properties;

•	Existing development and/or renovation activities;

•	Recurring repairs and maintenance expenditures required to maintain our Properties;

•	Refunding membership deposits;

•	Payment of legal fees, settlement payments under the Stipulation (as defined and described in the section, “Commitments and Contingencies”) and other costs in connection with the Class Action Lawsuit and D&O insurance carriers litigation (see “Commitments and Contingencies”) and other proceedings, whether incurred in the ordinary course of business or otherwise;

•	Acquisitions of Properties (if the CHR Sale Transaction is not completed);

•	Other Property related costs, including property insurance and taxes;

•	Payments on the Promissory Note (see “Additional Information – Related Party Transactions”); and

•	Distributions paid to our stockholders pursuant to our distribution policy, which have been suspended pending completion of the CHR Sale Transaction, and to maintain our REIT status.
     We expect to meet our short-term liquidity needs through a combination of the following, not necessarily listed in order of significance:
•	Cash on hand;

•	Cash provided by operations;

•	Credit enhancement funding;

•	Proceeds from other secured and unsecured debt offerings or lines of credit, including refinancings;

•	Deposits from our membership programs;

•	Reserves established for the replacement of furniture, fixtures and equipment;

•	Proceeds from the sale of Properties;

•	Proceeds from insurance providers; and

•	Tax refunds.
     We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. If Property performance declines as a result of decreasing general economic conditions or events such as terrorist activity, additional military action, natural disasters or other economic and geopolitical events, we may have to reduce distributions to our stockholders further or may choose to defer capital expenditures. The terms of our Revolver limit the amount of our distributions to stockholders or repurchase of stock based on cash available for distribution as defined in the Revolver loan agreement. The limitation on distributions is set at $50 million above cash available for distributions as defined in the agreement relating to the Revolver. Although our quarterly distributions have been suspended pursuant to the terms of the Merger Agreement, in the event that the CHR Sale Transaction is not consummated and we were to sustain our distribution rate per share at the previous level in 2006, we expect we would not reach the limit imposed by this loan facility in the twelve months subsequent to December 31, 2006. Certain loan agreements contain net worth or debt service coverage ratio requirements. Violation of these covenants could potentially trigger penalties, including increased interest rates and cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain Properties and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. Other covenants restrict our ability to borrow money, make investments and sell assets or enter into mergers or acquisitions. We are in compliance with these covenants as of December 31, 2006. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity.
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
     In 2007, we expect to spend $84.2 million for renewal and replacement expenditures, which is expected to be funded from capital reserves that we currently have set aside for such purposes, and $34.1 million for capital expenditures including projects to reposition, expand or upgrade our Properties, which is expected to be funded from the sources listed above. Significant capital expenditure projects that are planned or currently in-progress for 2007 include a new spa at The Arizona Biltmore in Phoenix, a new signature pool at La Quinta Resort & Club in Palm Springs, California, and a new ballroom at each of the following Properties: the Doral Golf Resort & Spa in Miami, The Ritz-Carlton Orlando and the JW Marriott Desert Ridge Resort & Spa in Phoenix. If our sources of short-term liquidity are not sufficient we may need to defer certain capital expenditures, reduce distributions to stockholders or both.
     We expect to meet our long-term liquidity needs through the sources described above with respect to our short-term liquidity, and in the event the CHR Sale Transaction is not consummated, through a combination of the following:
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
2006 Acquisitions
     Grande Lakes – We completed the acquisition of the Grande Lakes Resort on February 24, 2006, for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. In connection therewith, and as part of the acquisition, the seller’s interest in the existing management agreements for the two Grande Lakes Resort properties and the golf operation was assigned to a newly formed TRS of the Company.
     We financed this transaction, including closing costs and transaction fees of approximately $9.5 million, by using approximately $198.5 million in cash and by obtaining a $570 million loan (the “GL Loan”) with an annual interest rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million. (see Note 13. “Indebtedness” for additional information)

Fair values of assets acquired and liabilities assumed at the date of acquisition of the Grande Lakes Resort were based on appraisals and valuation studies from independent third-party consultants, the latter of which was finalized during the third quarter of 2006. The values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotel and resort properties	$762,154
Cash and cash equivalents	6,657
Restricted cash	5,504
Prepaid expenses and other assets	2,974
Receivables	5,211

Total assets acquired	782,500

LIABILITIES
Accounts payable and accrued expenses	14,329

Total liabilities assumed	14,329

Net assets acquired	$768,171

Net of cash	$761,514

CNL Hospitality Corp. Merger — On June 21, 2006, we completed the Advisor Merger between us and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, with Acquisition Sub being the surviving entity. The following summarizes the fair values of the assets acquired and liabilities assumed which have been allocated based on the historical financial statements of the Former Advisor and the initial estimates of fair value which have been determined by us (in thousands):

ASSETS
Property, plant and equipment	$4,866
Prepaid expenses and other assets	415

Total assets acquired	5,281

LIABILITIES
Accrued expenses	3,245
Other liabilities	37
Note payable	7,625

Total liabilities assumed	10,907

Net liabilities assumed	$5,626

The difference between the purchase price and the net assets acquired, of approximately $84.8 million has been treated as the cost to terminate a contract and is recorded as advisor acquisition expense in the accompanying condensed consolidated statements of operations for the year ended December 31, 2006. We have not completed our determination of whether any of the purchase price should be allocated to identifiable intangible assets. We have engaged a consultant to conduct a valuation study of such intangible assets to determine fair values, if any, attributable to these items. Consequently, this allocation is preliminary and may not be indicative of the final allocation by us. A change in the final allocation from what is presented here may result in a decrease in contract termination expense and additional amortization expense related to identified intangible assets in future periods.
Other acquisitions – On May 19, 2006, a subsidiary of ours completed the DRR Purchase. The purchase price approximated fair value of the net assets acquired. Upon closing, this subsidiary of ours became liable for approximately $300.0 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $102.7 million has been reflected as an increase to hotel and resort properties in the accompanying condensed consolidated balance sheet as of December 31, 2006.
On June 16, 2006, we completed the CY-SF Purchase. The purchase price approximated fair value of the net assets acquired. Upon closing, a subsidiary of ours became liable for approximately $54.5 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $0.2 million has been reflected as a decrease to hotel and resort properties in the accompanying condensed consolidated balance sheet as of December 31, 2006.

2004 KSL Acquisition
     On April 2, 2004, through CNL Resort Acquisition Corp., one of our wholly-owned subsidiaries, we acquired all of the outstanding capital stock of KSL Recreation Corporation for $1.4 billion in cash plus closing costs and transaction-related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans, (for additional information, see “Note 12. Indebtedness”), as well as KSL’s other outstanding liabilities. Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.
     We financed the KSL Acquisition by using $367.5 million in cash and by obtaining a $1.1 billion KSL Short-Term Loan with an interest rate of LIBOR plus 2.75 percent. In July 2004, $35.9 million of this loan was repaid with the net proceeds from our sale of Hersha common stock, a publicly-traded hospitality REIT, and the net proceeds from the July 2004 sale of two Properties. In August 2004, an additional $654.2 million of this loan was repaid with the proceeds from a secured mortgage loan. In October 2004, the remainder of the KSL Short-Term Loan was repaid with proceeds from the Senior Term Loan (see Note 13. “Indebtedness” for additional information).
Distributions
     During the years ended December 31, 2006, 2005 and 2004, we declared and paid distributions to our stockholders of $154.7 million, $168.1 million and $218.3 million, respectively. During the year ended December 31, 2006, $4.2 million in cash flows from operating activities was generated by credit enhancement funding. Distributions during this period were paid from available cash, including, but not limited to, cash generated from operations, cash from short-term borrowings, and proceeds from asset dispositions.
     Pursuant to the terms of the Merger Agreement in connection with the CHR Sale Transaction, we are generally not permitted to declare or pay quarterly distributions to our stockholders.
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
     For the years ended December 31, 2006, 2005 and 2004, 0 percent, 31 percent and 23 percent, respectively, of the distributions received by stockholders were considered to be ordinary income, 100 percent, 34 percent and 0 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and 0 percent, 35 percent and 77 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes.
Cash Flows
     During the years ended December 31, 2006, 2005 and 2004, we generated cash from operations of $213.6 million, $169.8 million and $213.7 million, respectively. The increase in cash flows from operations is primarily due to the acquisition of several significant Properties during 2006 and 2004. Included in cash flows from operations is funding from credit enhancements totaling $4.2 million, $5.0 million and $30.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Cash flows used in investing activities for the year ended December 31, 2006, was $708.7 million as compared to cash flows provided by investing activities of $525.2 million and cash flows used in investing activities of $1.58 billion for the years ended December 31, 2005 and 2004, respectively. For 2006, use of cash was primarily driven by the GL Purchase, DRR Purchase and CY-SF Purchase, offset by the sale of properties, primarily the Del Sale.
     Cash flows provided by financing activities during the year ended December 31, 2006 was $528.6 million, as compared to cash flows used in financing activities of $714.7 million and cash flows provided by financing activities of $1.32 billion, respectively, for the years ended December 31, 2005 and 2004. The increase was due primarily to $591.6 million in net mortgage loan proceeds resulting from the GL Loan.

Commitments and Contingencies
     On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, us, the Former Advisor, certain affiliates of us and of the Former Advisor, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). The complaint asserted claims on behalf of two putative classes, those persons who purchased our shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement, dated May 7, 2004, as amended. The complaint alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Former Advisor, overpayment for certain Properties which we acquired and the proposed merger between us and the Former Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Former Advisor breached certain of their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approved certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor (the “Class Action Lawsuit).
     In addition, on September 8, 2004, a second putative shareholder complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. Subsequently, various amended complaints were filed and were the subject of various motions to dismiss and strike and rulings thereon. On December 16, 2005, the Court entered an order postponing resolution of a pending motion to dismiss and strike plaintiffs’ Consolidated Second Amended Shareholder Complaint, pending settlement discussions among the parties.
     On April 3, 2006, after execution of the Amended Advisor Merger Agreement (as defined below), counsel for us, the Former Advisor, CNL Securities Corp., and certain of our current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), consistent with the terms of a non-binding Memorandum of Understanding, dated February 6, 2006, which set forth the terms of an agreement for the settlement of the Class Action Lawsuit. Under the terms of the Stipulation, two settlement classes would be certified (i) a class of all persons who purchased or otherwise acquired the our securities issued or offered pursuant to or by means our registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, we and the other defendants agreed to settle the Class Action Lawsuit.
     Under the terms of the Stipulation, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007 (which amount was paid by such date), $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel sought a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by us into the settlement fund account, totaling approximately $8.75 million, plus expenses. The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, we and the other defendants who were our directors during the negotiation and execution of the Amended Advisor Merger Agreement, the Amended and Restated Renewal Agreement, and the Payment Agreement (the “New Agreements”) acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, we also provided plaintiffs’ counsel with an opportunity to review and comment on our proxy statement relating to a special meeting of our stockholders for the Advisor Merger and all related materials for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules, and regulations. In addition, as a part of the settlement of the Class Action Lawsuit, we have adopted or will maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by us to our stockholders to approve an amendment to the Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel sought a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which we paid in the third quarter of 2006.
     The Special Litigation Committee of the Board determined that (i) the settlement was advisable and in our best interest and approved the settlement and implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors then in effect and under the Amended Advisory Agreement, the Defendant Directors and the Former Advisor would be entitled to indemnification in connection with the Class Action Lawsuit and that we should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.
     Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel agreed to fully support stockholder approval of the Amended Advisor Merger and associated charter amendments as being fair and reasonable, and in the best interests of us and our stockholders.
     By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit, and at a hearing held on July 26, 2006, the Court determined the settlement to be fair, reasonable, and adequate, and declared that it would be approved. On August 1, 2006, the Court entered the Order Granting Final Approval of the Settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the Proxy Class claims, reducing the fee award for the Purchaser Class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.
     We accrued $34.2 million for the settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005. During the year ended December 31, 2006, we recognized approximately $2.9 million in interest expense pertaining to the accrued liability. During the year ended December 31, 2006, we paid $5.5 million of the settlement, in accordance with the stipulation, to cover certain costs and expenses related to the settlement, and to pay the stipulated attorneys fees in connection with the proxy class. In addition in January 2007, we paid the first settlement payment of $3.7 million.
     Parent has agreed in the Merger Agreement to assume our liabilities under the Stipulation, including payment of the settlement amounts into the settlement fund account.
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
     On January 15, 2007, we entered into a Settlement Agreement and Policy Release (the “Twin City Settlement”) whereby Twin City irrevocably acknowledged its coverage obligations under the Twin City Policy and agreed to pay us $7.9 million under our Twin City Policy which was in addition to the prior payments to us under such Twin City Policy, in the aggregate amount of $1.6 million including $1.0 million paid in 2005. The amounts reimbursed in the respective years were recognized in our statement of operations for the years ended December 31, 2006 and 2005 as reductions of the legal costs incurred and the litigation settlement expense in amounts allocated pursuant to the amounts stipulated in the Twin City Settlement as being reimbursed. In March 2007, the Court issued rulings with respect to certain summary judgment motions that were adverse to us. We intend to appeal these rulings at the appropriate time. There can be no assurance that we will prevail in the remaining claims of the D&O Action.
     On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the

Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and us. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders was significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS board and its financial advisor, (iii) we aided and abetted the RFS board in connection with their breach of fiduciary duties, (iv) the RFS board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement was false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages. On July 1, 2003, we filed an answer to the amended complaint setting forth an affirmative defense and our general denials of the allegations set forth therein. The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30th Judicial District. On September 13, 2006, the Court dismissed all remaining claims against all defendants. On September 29, 2006, plaintiff filed a notice of appeal. In December 2006, we reached an agreement to settle this complaint for a diminimus amount in return for the plaintiff’s dismissal of the pending appeal and a full and complete release of all pending and possible claims related to this matter.
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
     As of December 31, 2006, we had commitments to fund furniture, fixture and equipment replacements and capital improvements at our Properties. During 2007, we expect to spend a total of $118.3 million on the replacement of furniture fixtures and equipment (“FF&E”) and capital improvements. Of this total, $84.2 million is expected to be funded from cash held in FF&E reserve accounts and $34.1 million is expected to be funded from our other sources of liquidity listed above. We also are committed to fund our pro rata share of working capital shortfalls and construction commitments for our joint ventures, if shortfalls arise. We do not anticipate any such shortfalls occurring at this time.
     As of December 31, 2006, we were not able to redeem, pursuant to our Redemption Plan, all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of March 12, 2007, there was a total of approximately 6.0 million shares of common stock, or approximately $113.3 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the fourth quarter of 2006. Effective as of March 31, 2007 we suspended the Redemption Plan pursuant to the Merger Agreement. In February 2007 we offered to stockholders scheduled to have some of their shares redeemed for the fourth quarter of 2006 a the redemption price of $19.00 per share, pursuant to the Redemption Plan, as opportunity to opt-out of their redemption request for such fourth quarter 2006 redemption. As a result of this offer approximately 328,000 shares were removed from the fourth quarter 2006 redemption and thereby $6.2 million of funds applicable to the fourth quarter 2006 DRP were returned to the Company. Prior to the CHR Sale Transaction we redeemed shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under our DRP. In the quarterly period ended December 31, 2006, funds received from the DRP totaled $9.4 million, of which $3.2 million were utilized to honor redemption requests. The DRP and the Redemption Plan were terminated or suspended effective March 31, 2007.
     As discussed above in “Results of Operations – Factors Affecting Comparability,” in August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the New Orleans JW Marriott. We, in conjunction with certain provisions of our management agreements with Marriott, have comprehensive insurance coverage for property damage and business interruption through Marriott, the third-party operator of the property. The process for making claims under these policies is currently underway as of December 31, 2006. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. There can be no assurance that we will be successful in our efforts to obtain reimbursement for losses due to business interruption or in the amounts recovered. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on our results of operations, financial condition and cash flows and thereby adversely impact our ability to service debt or make distributions to stockholders.
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
Amended and Restated Advisor Merger Agreement
     On April 3, 2006, we entered into the Advisor Merger Agreement. Our Board approved the Advisor Merger Agreement upon the recommendation of a special committee comprised of three of our independent directors. The Advisor Merger Agreement amended and restated the Original Merger Agreement. The closing (the “Closing”) of the Advisor Merger occurred on June 21, 2006 (the “Merger Closing Date”). Pursuant to the Advisor Merger Agreement, Acquisition Sub was the surviving entity, and the separate corporate existence of the Former Advisor ceased. Upon the Closing, all of the outstanding shares of capital stock of the Former Advisor (the “Former Advisor Shares”) were converted into 3.6 million of our common shares, which total number of shares was calculated by dividing $72 million by the Per Share Price (as defined in the Advisor Merger Agreement), and the Former Advisor Shares ceased to be outstanding and were canceled, retired and ceased to exist. Upon consummation of the Advisor Merger, the Former Advisor’s officers and other employees became our employees. As a result of the consummation of the Advisor Merger, the Amended Advisory Agreement (as defined below) between us and the Former Advisor was terminated and we became self-advised.
     Prior to the consummation of the Advisor Merger, certain of our officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Advisor Merger, received, directly or indirectly, an aggregate of 3.24 million of our common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Advisor Merger, and received 360,000 common shares of ours in the Advisor Merger. James M. Seneff, Jr., the Chairman of the Board and a director of ours, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Advisor Merger. Prior to the Advisor Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of our common shares in the Advisor Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of ours, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of our common shares in the Advisor Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of ours and former officers of the Former Advisor, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Advisor Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of ours, respectively. Prior to the consummation of the Advisor Merger, the Former Advisor owned 10,000 common shares of ours, which were assumed by us and retired in connection with the Advisor Merger. Further, a company owned and controlled by Messrs. Seneff and Bourne owns 12,500 common shares of ours.

Transition Services Agreement
     On June 21, 2006, in connection with the consummation of the Advisor Merger, we entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG provides us with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG will charge us for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by us to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement was automatically renewed for six additional months as of March 31, 2007. The Transition Services Agreement is terminable without penalty by us upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At our sole option, we may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement will also be terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to us. Pursuant to this agreement, we recorded an expense of $0.7 million for the period June 21, 2006 through December 31, 2006. Pursuant to the terms of the Transition Services Agreement, on October 24, 2006, we gave 90 days’ written notice to CFG of our intent to terminate the legal billing services portion of the agreement.
Brand License Agreement
     On June 21, 2006, in connection with the consummation of the Advisor Merger, we entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by us and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to us in the event:
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
Registration Rights Agreement; Lock-Up Letters
     On June 21, 2006, in connection with the consummation of the Advisor Merger, we entered into a registration rights agreement with the Former Advisor’s stockholders (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we granted the former stockholders of the Former Advisor (the “Former Advisor Stockholders”) certain registration rights with respect to the common shares they received in the Advisor Merger. These registration rights require us, on up to two occasions on demand of holders of shares with an aggregate offering price equal to at least $10 million, to use our commercially reasonable best efforts to prepare and file a registration statement within ninety (90) days of the demand that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration. In addition, the Registration Rights Agreement provides that we are required to give the holders of registration rights notice at least thirty (30) days prior to the proposed date of filing a registration statement for the offer and sale of common shares for us or for any other selling stockholder, and provide these holders with the opportunity to participate and have their common shares included in the registration statement, subject to customary underwriter cutback provisions. This participation right does not apply to registration statements related to an employee benefit plan, a dividend or distribution reinvestment plan or on Form S-4 or Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement provides we will bear all expenses incident to our obligations under the Registration

Rights Agreement, other than any underwriting fees, discounts or commissions, or any out-of-pocket expenses of the persons exercising the registration rights, or any transfer taxes relating to the resale of their shares. Notwithstanding the foregoing, we will have no obligation to fulfill any registration obligations with respect to the Registration Rights Agreement until one hundred and eighty (180) days after a Listing (as such term is defined in the Registration Rights Agreement).
     In connection with their registration rights, on June 21, 2006 each of the Former Advisor Stockholders (other than Five Arrows) entered into the Lock-Up Letters (the “Lock-Up Letters”) in connection with the Advisor Merger. The Lock-Up Letters prohibit the direct or indirect Transfer (as such term is defined in the Lock-Up Letters) or public announcement of an intention to Transfer any common shares or any securities convertible into or exercisable or exchangeable for our common shares or warrants, options or other rights to purchase or otherwise acquire our common shares the Former Advisor Stockholders may now or later own of record or beneficially (collectively, “Stockholder Shares”) during the first six (6) months after the Merger Closing Date. In addition, the Lock-Up Letters prohibit the direct or indirect Transfer or public announcement of an intention to Transfer of any Stockholder Shares in excess of one-half of the number of common shares received by these Former Advisor Stockholders in the Advisor Merger during the period between the six (6) month anniversary and the one (1) year anniversary of the Merger Closing Date.
Pledge and Security Agreement
     On June 21, 2006, in connection with the consummation of the Advisor Merger, we entered into a pledge and security agreement with the Former Advisor Stockholders (excluding Five Arrows) (the “Pledge and Security Agreement”), pursuant to which the Former Advisor Stockholders (other than Five Arrows) pledged on a pro-rata basis in favor of us and Acquisition Sub an aggregate of 750,000 of our common shares (the “Pledged Shares”) as security for their indemnification obligations under the Advisor Merger Agreement. Under the terms of the Pledge and Security Agreement, we hold a first priority security interest in the Pledged Shares for a period ending on the later of (i) the fourth anniversary of the Merger Closing Date or (ii) the resolution of all indemnification claims asserted by us under the Advisor Merger Agreement.
Tower II Lease
     On June 21, 2006, in connection with the consummation of the Advisor Merger, we assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of ours), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, we (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease. The amount reimbursed by us was approximately $3.2 million. In connection with the Tower II Lease, we make monthly rental payments of approximately $98,000 and have recognized approximately $0.7 million of rental expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.
Five Arrows Note
     Pursuant to the terms of the Advisor Merger, on the Merger Closing Date, we assumed a note issued by the Former Advisor to Five Arrows (the “Five Arrows Note”), which as of the Merger Closing Date had an outstanding principal balance of $7.625 million, plus accrued but unpaid interest. On June 22, 2006, we repaid the Five Arrows Note in full. The Former Advisor had been obligated to make all principal and interest payments under the Five Arrows Note through June 30, 2006.
CHP Note
     On the Merger Closing Date and prior to the Advisor Merger, the Former Advisor assigned the Promissory Note (as defined below) in the principal amount of $27 million (of which the final principal balance of $12 million was paid in January 2007), issued by us to the Former Advisor, to CREG, one of its former stockholders. For additional information regarding the Promissory Note, see “Additional Information — Related Party Transactions” below.

Employment Agreements
     We entered into employment agreements, which became effective on the effective date of the Advisor Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Executive Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (collectively, the “Employment Agreements”). Each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting our confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Compensation Committee of our Board and the respective executive.
     In connection with the Merger Agreement Amendment, we and each of Thomas J. Hutchison, III, our Chief Executive Officer, John A. Griswold, our President and Chief Operating Officer, and C. Brian Strickland, our Executive Vice President and Chief Financial Officer (collectively, the “Executives”) agreed to amend each of the Executives’ employment agreements and deferred share award grant notices (collectively, the “Executive Agreement Amendments”) to cancel approximately 116,120, 48,780 and 48,780 common shares subject to deferred share awards held by the Executives, respectively, in order to allow us to implement the enhanced severance and retention bonus program described above pursuant to the Merger Agreement Amendment, in the aggregate amount of approximately $4.4 million. The Buyer Parties consented to the Executive Agreement Amendments pursuant to the Merger Agreement Amendment and we updated our representation in the Merger Agreement as to certain employment matters to reflect the Merger Agreement Amendment and Executive Agreement Amendments.

Deferred Share Grants
     Effective as of June 21, 2006, the effective date of the Advisor Merger, we granted to Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen (collectively, the “Executive Officers”) 2,284,650 deferred shares, comprising 411,237 time-based deferred shares, which vest over a period of time so long as the recipient continues to perform services for us, and 1,873,413 performance-based deferred shares, which are subject to vesting based on the achievement of certain performance criteria. The amount of deferred shares granted to each Executive Officer effective as of June 21, 2006 is indicated below:

Number of
Name	Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250
     In addition, on June 22, 2006, 565,600 deferred shares were granted to certain other executives and employees. (For additional information, see Note 22. “Stock-Based Compensation for Employees”). For the year ended December 31, 2006, 472,953 of the deferred shares vested based on the time based criteria and the determination of our Compensation Committee with regard to the performance based vesting resulting in the issuance of approximately 316,863 shares of our common stock (after netting of shares to pay applicable withholding taxes). Pursuant to the Executive Agreement Amendments Thomas J. Hutchison III, John A. Griswold, and C. Brian Strickland agreed to cancel approximately 116,120, 48,780 and 48,780 of the aforementioned deferred shares, respectively.
Bonus Payments
     On June 20, 2006, the Compensation Committee approved, contingent on the consummation of the Advisor Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Advisor Merger, became employees of ours. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to us as part of the consummation of the Advisor Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50 and $123,750, respectively.
Events Subsequent to December 31, 2006
     On January 18, 2007, we entered into the Merger Agreement with the Buyer Parties pursuant to which each issued and outstanding common share (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50.
     Pursuant to the Merger Agreement and related agreements entered into in connection therewith, following satisfaction of the conditions set forth in the Merger Agreement, we will consummate the Asset Sales and, on the day immediately following consummation of the Asset Sales, the Merger will occur, with us continuing as the surviving entity.
     The Asset Sales and the Merger are subject to customary closing conditions including, among other things, the approval by the affirmative vote of holders of at least a majority of the outstanding common shares. The closings of the transactions are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.
     On February 8, 2007, we completed the Century Sale for a sales price of approximately $369 million. As a result of the Century Sale, net proceeds to us were approximately $351 million. The Century Sale was completed pursuant to the terms of the Century Purchase Agreement. Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.

     Effective February 8, 2007, concurrently with the settlement of the Century Sale, we executed a fourth amendment to the Revolver (the “Fourth Revolver Amendment”). The Fourth Revolver Amendment provides for, among other things, (a) the release from collateral 15 Properties that were sold in the Century Sale and b) the permanent reduction of aggregate commitments to $131,000,000. As of February 8, 2007, six Properties remain as collateral in the borrowing base for the Revolver. In March 2007, we utilized approximately $108 million of the proceeds from the Century Sale to pay down the outstanding balance on our Revolver.
     In March 2007, our Board adopted and approved an amendment to our bylaws to provide that our annual meeting is to be held in June each year at a date and time set by the board. Our by-laws had provided that our annual meetings would take place in August of each year.
Off-Balance Sheet Arrangements
     Prior to October 31, 2006, we had severally guaranteed a 16.67 percent share, or approximately $2.6 million, of a $15.5 million unsecured promissory note of one of the unconsolidated limited partnerships. This debt was not reflected as a liability on our consolidated balance sheets. On October 31, 2006, we completed the sale of our interest in this partnership and, upon closing of the sale, were released from our obligations under this guaranty.
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
Contractual Cash Obligations
     The following table represents our contractual cash obligations and future potential commitments, and the related estimated payment periods as of December 31, 2006 (in thousands):

	Less than
Contractual Cash Obligations	1 Year	1-3 Years	3-5 Years*	Thereafter	Total
Mortgages and other notes payable (including the revolving line of credit and other liabilities)*	$253,520	$596,763	$2,768,758	$42,725	$3,661,766
Interest expense	177,633	422,719	258,856	2,594	861,802
Capital lease obligations	1,535	1,979	467	14	3,995
Capital expenditures	118,318	—	—	—	118,318
Payment Agreement**	12,000	—	—	—	12,000
Litigation settlement	3,700	31,300	—	—	35,000

	$566,706	$1,052,761	$3,028,081	$45,333	$4,692,881

*	In January 2006 we refinanced approximately $1.5 billion of the scheduled maturities in mortgages and other notes payable pursuant to which the long-term borrowing will mature in 2011.

**	Remaining balance paid in January 2007.
Additional Information
Related Party Transactions
     Certain of our Directors and officers held similar positions with the Former Advisor and its affiliates. These former affiliates were by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of our assets. During 2005, CNL Securities Corp. (“CSC”), the managing dealer of our prior offerings, conducted a compliance review relative to recent rule changes implemented by the NASD. Based upon this review, CSC determined that certain commissions, totaling $2.1 million, accrued in 2004 and paid in January 2005, by us, should not have been paid to CSC as they had reached the cap on such costs that could be passed through to us. CSC refunded these commissions to us in November 2005.
     In addition, CSC determined that we had exceeded the stock issuance cost cap in connection with the third offering in April 2002, by an amount of $0.4 million. CSC refunded these costs to us in November 2005.

Amounts incurred (refunded) relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2006	2005
CNL Securities Corp.:
Selling commissions refund, net	$(290)	$(2,103)
Marketing support fee and due diligence expense refund, net	—	(394)

	(290)	(2,497)

The Former Advisor and its affiliates:
Acquisition fees	—	23,000
Development fees	856	3,001
Asset management fees	13,728	27,868

	14,584	53,869

	$14,294	$51,372

     Approximately $12.7 million and $27.0 million are included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.
     The Former Advisor and its affiliates provided various administrative services to us, including, but not limited to, services related to legal administration; accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with our best-efforts offerings), on a day-to-day basis. The expenses incurred for these services were $2.5 million, $4.5 million and $12.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Stock issuance costs	$—	$—	$8,188
General operating and administrative expenses	2,504	4,515	4,328

	$2,504	$4,515	$12,516

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
     Under the terms of the Amended Advisory Agreement, which terminated upon the closing of the Advisor Merger, the Former Advisor was responsible for assisting us in: negotiating leases; permanent financing; mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provided; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices. The Former Advisor also provided us with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, the Former Advisor was entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee was calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in Properties, exclusive of Acquisition Fees (as described herein) paid to the Former Advisor and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees we paid the Former Advisor for the PD&C Services reflected a negotiated percentage (typically four to five percent) of anticipated project costs and may have included an incentive fee based on the amount a project was completed under the anticipated project costs. The fees we paid the Former Advisor for Administrative Services were predetermined based upon an hourly rate for the specific personnel of the Former Advisor or its affiliates performing such services for us. For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, the Former Advisor received an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that we used to acquire such Properties. Pursuant to the terms of the Amended and Restated Renewal Agreement, the Acquisition Fee applicable under the Advisory Agreement for services rendered by the Former Advisor was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, the Former Advisor may have received a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee would only have been paid if our stockholders had received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to the Former Advisor were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement between us and the Former Advisor.
     On December 30, 2005, we and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”) by us to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement. The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by us to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, and $12 million on January 31, 2007, which payments were made. Interest accrues under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date, the Former Advisor assigned the Promissory Note to one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by us or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides: (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. We had previously capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million was treated as prepaid Asset Management Fees which amount was subsequently recognized ratably over the first six months of 2006. We did not recognize any Asset Management Fees during the third and fourth quarters of 2006, as we no longer incurred such fees after the Advisor Merger. We recognized approximately $13.7 million of the prepaid Asset Management Fees as Asset Management Fee expense in the six months ended June 30, 2006. The remaining $0.3 million in prepaid Asset Management Fees has been reclassified to goodwill in connection with the related acquisitions.
     On April 3, 2006, we entered into the Advisor Merger Agreement. On June 21, 2006, we completed the Advisor Merger. For information regarding this agreement and related matters, please see the section “CNL Hospitality Corp. Merger and Other Matters.”
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
     In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of our directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, our Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to our charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the year ended December 31, 2006, we received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.
     On May 19, 2006, a subsidiary of ours completed its acquisition of the remaining interests in DRR LLC, which owns all of the equity of DR Subsidiary, the owner of the Desert Ridge Resort. One of the members of DRR LLC was DRR Ltd., a limited partnership in which a corporation owned and controlled by the Chairman of our Board and director, James M. Seneff, Jr., and the Vice Chairman of our Board and director, Robert A. Bourne, is the general partner. For additional information, please see “Note 1. Organization.” and “Note 7. Investments in Unconsolidated Entities.”
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
     In addition, in 2004, the Owner conveyed a portion of the premises underlying the parking structure adjacent to its office building to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60 percent interest and 40 percent interest, respectively, as part of the development of the premises surrounding the building. The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd. In connection with this transaction, the Owner received an ownership interest in a cross-bridge and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. In addition, in 2006 the Owner received a purchase price adjustment based on a subsequent appraisal of the property of $1.9 million.
     We maintain bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of the Former Advisor, is a stockholder. The amounts deposited with this bank were approximately $39.0 million and $39.8 million at December 31, 2006 and 2005, respectively.
     CTM engaged Dustin/Massagli LLC, a company in which one of our previous directors is president, a director and a principal stockholder, to manage its business. In September 2005, EMTG, LLC was dissolved and we wrote off our remaining investment in CTM as of December 31, 2004.
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
     In connection with the KSL Acquisition, we acquired a corporate plane which was subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004, the Former Advisor chartered the plane from the unaffiliated third-party operator on competitive terms. Neither the Former Advisor nor its officers chartered our plane during 2005. In connection with the charter activity, we received expense reimbursements of approximately $0.1 million for the charges incurred by the Former Advisor. These payments have been recorded as a reduction in expenses. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. In February 2006, we sold the plane to an unaffiliated third party and recognized a net loss of approximately $1.3 million resulting from the early termination fee of the underlying capital lease.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter dollars (dollars in thousands):

	Expected Maturity Date
	2007	2008	2009*	2010	2011	Thereafter	Total	Fair Value
Debt:
Fixed rate	$199,354	$215,206	$235,800	$236,034	$1,472,724	$42,725	$2,401,843	$2,286,035
Average interest	6.96%	6.38%	6.21%	6.72%	5.65%	9.07%
Variable rate	$54,166	$108,000	$37,757	$300,000	$760,000	$––	$1,259,923	$1,259,923
Average interest	9.57%	7.57%	7.00%	6.75%	7.57%	n/a
Total debt	$253,520	$323,206	$273,557	$536,034	$2,232,724	$42,725	$3,661,766

*	In January 2006, we refinanced approximately $1.5 billion of the variable rate debt scheduled maturities pursuant to which the long-term borrowing will mature in 2011 and for which $1.0 billion carries a fixed interest rate.
     We are subject to interest rate risk through outstanding balances on our variable rate debt, as described in the “Common Stock Offerings and Debt Financing” section above. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges. All of our variable rate debt instruments have designated interest rate protection agreements pursuant to which the exposure to rising rates is capped at a specified level. Pursuant to these hedges, approximately 87.1 percent of the variable debt rate is capped. In addition, we have fixed interest rate mortgages and notes payable to lenders under permanent financing arrangements. We believe that the estimated fair value of the amounts outstanding on our fixed rate mortgages and notes payable under permanent financing arrangements at December 31, 2006 and December 31, 2005, was $2.3 billion and $891.0 million, respectively. Fair value was determined based on market prices or discounted cash flows as of those respective dates.
     Management estimates that a one-percentage point increase in interest rates for debt outstanding as of December 31, 2006, and December 31, 2005 would have resulted in additional annualized interest costs of $16,000 and $0 respectively, due to the impact of interest rate protection agreements.
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
CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of CNL Hotels & Resorts, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CNL Hotels & Resorts, Inc. at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Orlando, Florida
April 2, 2007

CNL HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Hotel and resort properties, net	$4,662,837	$3,571,733
Assets held for sale	369,936	855,214
Cash and cash equivalents	122,463	81,656
Restricted cash	97,316	113,923
Receivables, less allowance for doubtful accounts of $2,908 and $1,919, respectively	133,511	88,334
Goodwill	511,004	509,174
Intangible assets, less accumulated amortization of $27,185 and $17,449, respectively	327,087	336,723
Prepaid expenses and other assets	78,592	102,773
Loan costs, less accumulated amortization of $32,361 and $38,951, respectively	19,002	29,252

Total assets	$6,321,748	$5,688,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$3,661,766	$2,583,734
Liabilities associated with assets held for sale	—	436,557
Accounts payable and accrued expenses	232,858	174,529
Accrued litigation settlement	31,230	34,151
Other liabilities	28,667	24,169
Distributions and losses in excess of investments in unconsolidated entities	—	2,600
Due to related parties	12,660	27,000
Membership deposits	247,264	229,809

Total liabilities	4,214,445	3,512,549

Commitments and contingencies

Minority interests	119,592	114,860

Stockholders’ equity:
Preferred stock, without par value.
Authorized and unissued 75,000 shares	—	—
Excess shares, $.01 par value per share.
Authorized and unissued 600,000 shares	—	—
Common stock, $.01 par value per share.
Authorized 3,000,000 shares; issued 164,311 And 158,417 shares, respectively; outstanding 157,116 and 152,882 shares, respectively	1,572	1,530
Capital in excess of par value	2,829,304	2,743,073
Accumulated distributions in excess of net income	(847,061)	(689,022)
Accumulated other comprehensive income	3,896	5,792

Total stockholders’ equity	1,987,711	2,061,373

Total liabilities and stockholders’ equity	$6,321,748	$5,688,782

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Room	$843,866	$692,355	$537,234
Food and beverage	453,361	328,493	252,837
Other hotel and resort operating departments	233,870	186,880	134,854
Rental income from operating leases	6,500	7,074	15,920
Other income	2,931	1,987	3,100

	1,540,528	1,216,789	943,945

Expenses:
Room	198,072	165,049	130,891
Food and beverage	299,426	224,129	183,859
Other hotel and resort operating departments	133,730	111,949	84,279
Property operations	270,227	215,267	178,894
Repairs and maintenance	63,982	50,624	40,561
Hotel and resort management fees	56,278	37,588	23,742
Sales and marketing	93,862	71,205	58,529
Credit enhancement funding	(4,190)	(2,057)	(23,006)
General operating and administrative	46,023	26,031	23,663
Litigation settlement	(6,200)	34,151	––
State and local taxes	7,546	6,654	5,617
Asset management fees to related party	13,728	27,868	26,505
Depreciation and amortization	204,642	162,926	126,689

	1,377,126	1,131,384	860,223

Operating profit	163,402	85,405	83,722

Interest income	4,234	4,077	2,512
Interest and loan cost amortization	(220,632)	(180,369)	(140,876)
Gain on sale of common stock	––	––	9,268
Impairment of equity method investment	––	––	(1,275)
(Loss) gain on hedge termination	––	(1,139)	3,511
Transaction costs	(355)	(1,371)	(11,521)
Advisor acquisition expense	(84,774)	(4,087)	––
Loss on extinguishment of debt	(29,331)	(2,190)	(17,877)

Loss before equity in losses of unconsolidated entities, minority interests and (expense) benefit from income taxes	(167,456)	(99,674)	(72,536)
Equity in earnings (losses) of unconsolidated entities	6,600	32,775	(18,469)
Minority interests	(6,361)	(5,190)	(2,978)

Loss from continuing operations before (expense) benefit from income taxes	(167,217)	(72,089)	(93,983)
(Expense) benefit from income taxes	(621)	2,979	(27,429)

Loss from continuing operations	(167,838)	(69,110)	(121,412)
Income from discontinued operations	164,503	76,010	34,299

Net (loss) income	$(3,335)	$6,900	$(87,113)

(Loss) earnings per share of common stock:
Basic
Continuing operations	$(1.08)	$(0.45)	$(0.82)
Discontinued operations	1.06	0.50	0.23

	$(0.02)	$0.05	$(0.59)

Diluted
Continuing operations	$(1.08)	$(0.45)	$(0.82)
Discontinued operations	1.06	0.50	0.23

	$(0.02)	$0.05	$(0.59)

Weighted average number of shares of common stock outstanding:
Basic	154,806	152,874	148,059

Diluted	154,806	152,874	148,059

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2006, 2005 and 2004 (in thousands, except per share data)

				Accumulated	Accumulated
	Common Stock		Capital in	distributions in	other
	Number		excess of par	excess of net	comprehensive		Comprehensive
	of shares	Par value	value	earnings (loss)	income (loss)	Total	income/(loss)
Balance at December 31, 2003	121,121	$1,212	$2,165,487	$(222,334)	$(3,624)	$1,940,741

Subscriptions received for common stock through public offerings and distribution reinvestment plan	33,061	331	658,247	—	—	658,578

Issuance of common stock (to Board of Directors)	38	1	749	—	—	750

Retirement of common stock	(1,307)	(13)	(24,623)	—	—	(24,636)

Stock issuance costs	—	—	(59,430)	—	—	(59,430)

Net loss	—	—	—	(87,113)	—	(87,113)	$(87,113)

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(2,864)	(2,864)	(2,864)

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	768	768	768

Translation adjustment from foreign operations	—	—	—	—	1,504	1,504	1,504

Total comprehensive loss	—	—	—	—	—	—	$(87,705)

Distributions declared and paid ($1.49 per share)	—	—	—	(218,343)	—	(218,343)

Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2006, 2005 and 2004 (in thousands, except per share data)

				Accumulated	Accumulated
	Common Stock		Capital in	distributions in	other
	Number		excess of par	excess of net	comprehensive		Comprehensive
	of shares	Par value	value	earnings (loss)	income (loss)	Total	income/(loss)
Balance at December 31, 2004	152,913	$1,531	$2,740,430	$(527,790)	$(4,216)	$2,209,955

Subscriptions received for common stock through public offerings and distribution reinvestment plan	2,243	22	43,319	—	—	43,341

Issuance of common stock (to Board of Directors)	7	—	140	—	—	140

Retirement of common stock	(2,281)	(23)	(43,313)	—	—	(43,336)

Stock issuance cost refund	—	—	2,497	—	—	2,497

Net income	—	—	—	6,900	—	6,900	$6,900)

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	8,346	8,346	8,346

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(7)	(7)	(7)

Translation adjustment from foreign operations	—	—	—	—	1,669	1,669	1,669

Total comprehensive income	—	—	—	—	—	—	$16,908

Distributions declared and paid ($1.10 per share)	—	—	—	(168,132)	—	(168,132)

Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2006, 2005 and 2004 (in thousands, except per share data)

				Accumulated	Accumulated
	Common Stock		Capital in	distributions in	other
	Number		excess of par	excess of net	comprehensive		Comprehensive
	of shares	Par value	value	earnings (loss)	income (loss)	Total	income/(loss)
Balance at December 31, 2005	152,882	$1,530	$2,743,073	$(689,022)	$5,792	$2,061,373

Subscriptions received for common stock through distribution reinvestment plan	1,982	20	37,645	—	—	37,665

Issuance of common stock (to Board of Directors)	5	—	80	—	—	80

Retirement of common stock	(1,670)	(17)	(31,728)	—	—	(31,745)

Issuance of common stock (related to merger)	3,600	36	71,964	—	—	72,000

Deferred stock compensation expense	317	3	9,455	—	—	9,458

Stock issuance costs	—	—	(1,185)	—	—	(1,185)

Net income	—	—	—	(3,335)	—	(3,335)	$(3,335[1] )

Current period adjustment to recognize change in value of cash flow hedges	—	—	—	—	(1,579)	(1,579)	(1,579)

Current period adjustment to recognize change in value of foreign operations investment hedge	—	—	—	—	(1)	(1)	(1)

Translation adjustment from foreign operations	—	—	—	—	(316)	(316)	(316)

Total comprehensive loss	—	—	—	—	—	—	$(5,231)

Distributions declared and paid ($1.00 per share)	—	—	—	(154,704)	—	(154,704)

Balance at December 31, 2006	157,116	$1,572	$2,829,304	$(847,061)	$3,896	$1,987,711

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(3,335)	$6,900	$(87,113)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	210,456	195,607	174,214
Amortization	17,141	27,056	18,888
Equity in losses (income) from investments in unconsolidated entities, net of distributions	295	(24,925)	22,552
Loss on impairments	—	344	7,193
Gain on sale of common stock	—	—	(9,268)
Gain on lease terminations	—	(924)	—
Gain on hedge termination	—	—	(3,511)
Gain on sale of hotel properties	(154,837)	(67,321)	(645)
Loss on extinguishment of debt	27,006	9,321	1,707
(Gain) loss on hedge termination	(2,409)	1,139	—
Shares issued – Advisor acquisition	77,626	—	—
Shares issued – deferred compensation	9,458	—	—
Minority interest	6,361	7,199	8,403
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	(17,250)	(4,677)	17,204
Prepaid expenses and other assets	39,780	(14,357)	11,741
Deferred tax asset	(1,134)	—	25,828
Accounts payable and accrued expenses	(5,903)	6,961	12,749
Accrued litigation expense	(2,921)	34,151	—
Due to related parties	616	(5,885)	(5,685)
Other liabilities	(4,826)	(16,340)	2,910
Member deposits	17,454	15,564	16,574

Net cash provided by operating activities	213,578	169,813	213,741

Cash flows from investing activities:
Cash paid in connection with acquisitions and capital expenditures	(159,669)	(108,559)	(118,213)
KSL Acquisition	—	—	(1,426,309)
Acquisition of Grande Lakes	(735,613)	(15,000)	—
Acquisition of joint venture interests	(72,580)	—	—
Investment in unconsolidated entities	—	—	(2,192)
Sale of investment in equity securities	—	—	28,295
Sale of or interests in hotel and resort Properties	229,193	595,300	16,810
Distribution from unconsolidated entity related to sales proceeds	—	47,529	—
Deposit on property and other investments	—	(1,725)	—
Decrease (increase) in restricted cash	29,940	8,062	(37,778)
Increase in other assets	—	(400)	(37,655)

Net cash (used in) provided by investing activities	(708,729)	525,207	(1,577,042)

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	$108,000	$—	$(24,073)
Payment of loan costs	(15,516)	(8,004)	(43,979)
Proceeds from mortgage loans	2,215,000	400,000	1,922,508
Net payment to acquire/terminate cash flow hedges	1,005	(3,020)	(4,899)
Principal payments on mortgage loans	(1,617,154)	(903,980)	(802,812)
Proceeds from other notes payable, net of repayments	4,892	—	(63,593)
Payment of capital lease obligation	(805)	(772)	(1,823)
Subscriptions received from stockholders	37,745	43,481	658,578
Distributions to stockholders	(154,704)	(168,132)	(218,343)
Distributions to minority interest, net of contributions	(5,935)	(33,418)	(13,213)
Redemption or retirement of common stock	(31,745)	(43,336)	(24,636)
(Payment) refund of stock issuance costs	(1,185)	2,497	(59,430)
Payment of due to related parties	(10,998)	—	—

Net cash provided by (used in) financing activities	528,600	(714,684)	1,324,285

Net increase (decrease) in cash and cash equivalents	33,449	(19,664)	(39,016)

Cash and cash equivalents at beginning of year	81,656	99,135	147,694

Net increase (decrease) in cash and cash equivalents	33,449	(19,664)	(39,016)

Net increase (decrease) in cash and cash equivalents of assets held for sale	7,358	2,185	(9,543)

Cash and cash equivalents at end of year	$122,463	$81,656	$99,135

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash paid during the year for interest	$221,730	$214,106	$160,525

Supplemental schedule of non-cash investing activities:
activities:
Advisor Merger
Purchase accounting:
Assets acquired:
Property, plant and equipment	$4,866	$—	$—
Prepaid expenses and other assets	415	—	—

Total	$5,281	$—	$—

Liabilities assumed:
Accrued expenses	$3,245	$—	$—
Other liabilities	37	—	—
Note payable	7,625	—	—

Total	$10,907	$—	$—

Net liabilities assumed	$5,626	$—	$—

Grande Lakes Acquisition
Purchase accounting:
Assets acquired:
Hotel and resort Properties	$762,154	$—	$—
Cash and cash equivalents	6,657	—	—
Restricted cash	5,504	—	—
Prepaid expenses and other assets	2,974	—	—
Receivables	5,211	—	—

Total	$782,500	$—	$—

Liabilities assumed:
Accounts payable and accrued expenses	$14,329	$—	$—

Total	$14,329	$—	$—

Net assets acquired	$768,171	$—	$—

Net of cash	$761,514	$—	$—

See accompanying notes to consolidated financial statements.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2006	2005	2004
KSL Acquisition
Purchase accounting:
Assets acquired:
Cash and cash equivalents	$—	$—	$18,895
Restricted cash	—	—	42,878
Accounts receivable	—	—	50,816
Prepaid expenses and other assets	—	—	36,866
Hotel Properties	—	—	1,650,597
Goodwill	—	—	491,736
Intangible assets	—	—	327,771

Total	$—	$—	$2,619,559

Liabilities assumed:
Accounts payable and accrued expenses	$—	$—	$98,551
Mortgages payable	—	—	796,048
Other liabilities	—	—	28,719
Member deposits	—	—	197,672

Total	$—	$—	$1,120,990

Net assets acquired	$—	$—	$1,498,569

Net of cash	$—	$—	$1,479,674

Amounts incurred but not paid for construction in progress	$—	$—	$6,425

Allocation of acquisition fees included in other assets to investment in hotel Properties and unconsolidated entities	$—	$4,067	$1,481

Allocation of deferred acquisition fee payable to investment in hotel Properties, goodwill, prepaid asset management fee and unconsolidated entities	$—	$23,000	$—

Reallocation to properties from goodwill	$—	$—	$9,522

Assets purchased under capital leases acquired during the period	$2,406	$1,948	$—

Distribution of land and construction in progress to joint venture partners	$—	$16,390	$—
Contribution to unconsolidated entity of land and construction in progress	$—	$8,195	$—
See accompanying notes to consolidated financial statements

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Supplemental schedule of non-cash financing activities:
Non-cash reduction in TIF Note	$—	$—	$315

Distributions declared not paid to minority interest at year end	$4,311	$4,067	$2,919

Loans assumed as a result of the acquisition of Properties	$—	$—	$—

Obligations under capital leases acquired during the period	$—	$—	$3,486

Capital lease assumed by buyer in connection with sale of Property	$—	$11,695	$—

Note payable related to insurance premium financing	$10,383	$14,124	$—

Distribution of land and construction in process to minority interest	$—	$8,195	$—

See accompanying notes to consolidated financial statements

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization:

CNL Hotels & Resorts, Inc., a corporation organized pursuant to the laws of the State of Maryland on June 12, 1996, operates for federal income tax purposes as a real estate investment trust (a “REIT”). The term “Company” and any reference to CNL Hotels & Resorts, Inc. includes, unless the context otherwise requires, CNL Hotels & Resorts, Inc., CNL Hospitality Partners, LP, CNL Hospitality GP Corp., CNL Hospitality LP Corp., RFS Partnership, L.P., CNL Rose Acquisition Corp., CNL Rose GP Corp., CNL Resort Hospitality, LP, each of their subsidiaries and several consolidated partnerships and consolidated joint ventures. As of December 31, 2006, the Company owned 41 Properties directly and 18 Properties through equity investments (excluding 32 Properties held for sale as of year end). As of December 31, 2006, the Company leased 58 of its Properties to wholly-owned taxable REIT subsidiary (“TRS”) entities (the “TRS Lessees”), which contract with third-party hotel and resort management companies to operate these Properties. Hotel and resort operating results for these Properties are included in consolidated results of operations. The remaining Property (excluding three held for sale as of year end) are leased on a triple-net basis to third-party tenants who operate the Properties or contract with hotel and resort managers to operate the Properties. Rental income from the operating leases for these Properties is included in consolidated results of operations. The Company, through its ownership of equity interests in several partnerships and joint ventures, is subject to certain customary buy/sell provisions contained within the formation agreements of these entities. Under certain circumstances, the Company may be required to sell its interests in one or more of these entities.

On January 18, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among MS Resort Holdings LLC, a Delaware limited liability company (“Parent”), MS Resort Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), MS Resort Purchaser LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“MS Purchaser Sub”), and Ashford Sapphire Acquisition LLC, a Delaware limited liability company (“Sapphire” and, together with Parent, Merger Sub and MS Purchaser Sub, the “Buyer Parties”) pursuant to which each of the Company’s issued and outstanding common shares (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50. Parent, Merger Sub and MS Purchaser Sub are affiliates of Morgan Stanley Real Estate Fund V, U.S., L.P. (“MSREF”), and Sapphire is a wholly-owned subsidiary of Ashford Hospitality Trust, Inc. (“Ashford”).

Pursuant to the Merger Agreement and related agreements entered into in connection therewith, following satisfaction of the conditions set forth in the Merger Agreement, the Company will sell certain hotel assets directly to MS Purchaser Sub and Sapphire (the “Asset Sales”) and, on the day immediately following consummation of the Asset Sales, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity.

The Asset Sales and the Merger are subject to customary closing conditions including, among other things, approval by the affirmative vote of holders of a majority of the outstanding shares of our Common Stock. The closings of the transactions contemplated by the Merger Agreement are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.

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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
On February 24, 2006, the Company completed the purchase of the 500-acre Grande Lakes Orlando resort, comprising a 584-room Ritz-Carlton, a 998-room JW Marriott, a 40,000-square foot spa and an 18-hole Greg Norman-designed championship golf course (collectively, the “Grande Lakes Resort”) for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. For additional information see “Note 3. 2006 Acquisitions.”

On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in a net gain of approximately $5.2 million. For additional information see “Note 8. Discontinued Operations.”

On May 19, 2006, a subsidiary of the Company completed the acquisition of Desert Ridge Resort, Ltd.’s (“DRR Ltd.”) 45.84 percent membership interest and Marriott Hotel Services, Inc.’s (“MHS”) 10.16 percent membership interest (collectively, the “DRR Purchase”) in Desert Ridge Resort Partners, LLC (“DRR LLC”), which owns all of the equity of Desert Ridge Resort, LLC (“DR Subsidiary”), the owner of the JW Marriott Desert Ridge Resort & Spa located in Phoenix, Arizona (the “Desert Ridge Resort”). The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the Desert Ridge Resort before closing. Upon closing, a subsidiary of the Company became liable for approximately $300 million of debt. For additional information see “Note 3. 2006 Acquisitions” and “Note 7. Investments in Unconsolidated Entities.”

On June 16, 2006, the Company acquired the remaining 51.85 percent interest in CY-SF Hotel Parent, LP (the “CY-SF Purchase”), which owns all of the equity in the CY-SF Hotel Partnership, LP (“CY-SF LP”), the owner of the Courtyard San Francisco Downtown hotel, from Marriott International, Inc. (“Marriott”) for a purchase price of approximately $10 million. Upon closing, a subsidiary of the Company became liable for approximately $54.5 million of debt. For additional information see “Note 3. 2006 Acquisitions” and “Note 7. Investments in Unconsolidated Entities.”

On June 21, 2006, the Company completed the merger of the Company and CNL Hospitality Corp., the Company’s external advisor prior to the merger (the “Former Advisor”), whereby the Former Advisor was merged with and into CNL Hotels & Resorts Acquisition, LLC (now known as CNL Hotels & Resorts, LLC), all of the membership interests of which are owned by the Company (“Acquisition Sub”), with Acquisition Sub being the surviving entity (the “Advisor Merger”), pursuant to the amended and restated agreement and plan of merger, entered into as of April 3, 2006 (the “Advisor Merger Agreement”), by and among the Company, the Former Advisor, CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of the Former Advisor identified therein, Acquisition Sub, CNL Hospitality Properties Acquisition Corp. and CNL Financial Group, Inc. (“CFG”). For additional information see “Note 3. 2006 Acquisitions.” and “Note 20. CNL Hospitality Corp. Merger and Other Matters.”

On September 29, 2006, the Company completed the sale of its 66.7 percent interest in the partnership that owns the 144-room Hampton Inn Chelsea in New York to Hersha Hospitality Trust. For additional information see “Note 8. Discontinued Operations.”

On February 8, 2007, the Company completed the sale of 30 non-strategic hotels to W2005 New Century Hotel Portfolio, L.P., an affiliate of Whitehall Street Global Real Estate Limited Partnership 2005 (the “Purchaser”) for a sales price of approximately $369 million, resulting in an estimated net gain to the Company of approximately $7.9 million (the “Century Sale”). The Century Sale was completed pursuant to the terms of an Agreement of Purchase and Sale, dated as of December 12, 2006, as amended, between the Company and the Purchaser (the “Purchase Agreement”). Pursuant to an amendment to the Purchase Agreement, the sale of two additional hotels (the “Deferred Hotels”) was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated. For additional information see “Note 8. Discontinued Operations.”

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2.	Summary of Significant Accounting Policies:

Basis of Presentation – The Company’s operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, 33 of the Company’s Properties have managers that have a different quarterly accounting calendar. For these hotels and resorts, the fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given period, period-over-period results may reflect different ending dates.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and each of its wholly-owned subsidiaries and entities in which the Company has (a) a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), (b) is the primary beneficiary as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”) or (c) satisfies the requirements of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46, has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 or the limited partners have the ability to dissolve or liquidate the partnership or otherwise remove the general partner or have substantive participating rights under EITF 04-5.

Reclassification – Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has included the results of operations for the Properties sold during 2004, 2005 and 2006 in discontinued operations in the consolidated statements of operations for all periods presented. In addition, the December 31, 2006 and 2005 consolidated balance sheets have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale. These reclassifications had no impact on net (loss) income or stockholders’ equity.

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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates – Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates. During the year ended December 31, 2006, the Company recognized an additional $3.3 million in property tax expense related to a change in accounting estimate for real estate property taxes for taxable years 2005/2006 and 2006/2007 resulting from rulings by the taxing authorities in California during the second quarter of 2006 regarding the assessed value of one of the Company’s resorts acquired in April 2004.

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

	2006	2005
Furniture, fixtures and equipment reserves	$59,194	$50,534
Renovations	2,248	38,240
Taxes and insurance escrow	10,027	6,899
Deposits	18,570	12,104
Reserve funds required by lenders	6,768	5,899
Deferred compensation	509	247

	$97,316	$113,923

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
Fair Value of Financial Instruments – The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate debt approximates carrying value as of December 31, 2006 and 2005, because of the liquid nature of the asset and/or relatively short maturities of the obligations. The fair value of fixed rate long-term debt is determined based on market prices.

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

Income Taxes – Under the provisions of the Internal Revenue Code and applicable state laws, each TRS Lessee is subject to taxation of income on the profits and losses from its tenant operations. The Company does not file a consolidated return for all of its TRS Lessees.

The Company accounts for federal and state income taxes with respect to its TRS Lessees using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Membership Deposits – Membership deposits represent liabilities for the required deposits for certain membership plans which entitle the member to various golf, tennis and spa facilities and related services at some of our Properties. Under the Company’s primary membership program, deposits generally become refundable upon:
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
Self-Insurance – The Company is self-insured for certain losses relating to workers’ compensation and general liability claims acquired in the KSL Acquisition. The Company also maintains aggregate stop loss coverage to limit the exposure arising from such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims. To the extent the projected future development of the losses resulting from workers’ compensation and general liability claims incurred as of December 31, 2006 differs from the actual development of such losses in future periods, the Company’s insurance reserves could differ significantly, resulting in either higher or lower future operating expense.

Credit Enhancements – The following summary describes the various types of credit enhancements:
Limited Rent Guarantees – Limited rent guarantees (“LRG”) are provided by third-party hotel and resort managers to unrelated third-party tenants for certain Properties which the Company leases on a triple-net basis. These credit enhancements guarantee the full, complete and timely payment of specified rental payments to the Company relating to these Properties. This form of credit enhancement results in rental revenues being recorded by the Company which otherwise may not have been recorded based on rent paid by the tenant. The Company is not obligated to repay amounts funded under LRG’s.

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
Revenue Recognition – The Properties’ revenues are derived from their operations and include, but are not limited to, revenues from rental of rooms, food and beverage sales, golf course and spa operations, telephone usage, membership dues and other service revenues. Revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. Cash received from customers, for events occurring in the future, are recorded as deposits and included in accounts payable and accrued expenses in the accompanying consolidated financial statements until the event occurs or is cancelled.

Lease Accounting – Certain Properties are leased to, and operated by, unrelated third-party tenants on a “triple-net” basis, whereby the tenant is generally responsible for all Property operating expenses, including Property taxes, insurance, and maintenance and repairs. These third-party Property leases are accounted for as operating leases. When minimum lease payments vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic amount of rent revenues over the lease term. Accrued rental income, included in other assets, represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled payments to date.

Advertising and Promotional Costs – The costs of advertising, promotional and marketing programs are charged to operations in the year incurred and are included in hotel and resort expense in the accompanying consolidated statement of operations. Advertising, promotional and marketing costs totaled $93.9 million, $71.2 million and $58.5 million for the years ended December 31, 2006, 2005 and 2004, excluding $10.2 million, $9.5 million and $8.4 million, respectively, of advertising and promotional costs included in discontinued operations.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share – Basic and diluted net (loss) income per share is calculated based on the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year	Year	Year
	Ended	Ended	Ended
	December	December	December
	31, 2006	31, 2005	31, 2004
Numerator:
Loss from continuing operations	$(167,838)	$(69,110)	$(121,412)
Discontinued operations, net of income taxes	164,503	76,010	34,299

Net (loss) income available to common shareholders	(3,335)	6,900	(87,113)

Denominator:
Basic and diluted weighted average number of common shares (1)(2)	154,806	152,874	148,059

(Loss) income per share data:

Basic and diluted loss from continuing operations	$(1.08)	$(0.45)	$(0.82)

Basic and diluted income from discontinued operations	$1.06	$0.50	$0.23

Basic and diluted net (loss) income	$(0.02)	$0.05	$(0.59)

(1)	For the year ended December 31, 2006, the potential dilution from the Company’s outstanding common stock equivalents was anti-dilutive to the loss from continuing operations per share calculation, and consequently the Company excluded 0.3 million deferred shares that vested and were issued as of December 31, 2006 from the computation of diluted earnings per share.

(2)	For the years ended December 31, 2005 and 2004, the Company did not have any Common Stock Equivalents.
Stock-Based Compensation – In 2004, the Company’s stockholders approved and the Company adopted a long-term incentive plan and reserved 5,000,000 shares (after giving effect to the Reverse Stock Split) of its common stock for issuance as equity awards pursuant to the terms of its 2004 omnibus long-term incentive plan (the “Long-Term Incentive Plan”). The Long-Term Incentive Plan is administered by the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”). During the year ended December 31, 2006, there was no readily determinable fair market price since the Company’s common stock is not actively traded on an open market or stock exchange. As a result, the Company established a deemed price of $20.00 per share.
The Company accounts for stock-based employee and non-employee director compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). For deferred share awards and stock grants, the Company measures compensation expense based on its estimated fair value of its common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense is recognized using the straight-line method over the vesting period. For additional information, see “Note 21. Stock-Based Compensation for Directors” and “Note 22. Stock-Based Compensation for Employees.”
Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
Also in September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the provisions of this statement beginning in the first quarter of 2008. The cumulative effect, if any, of applying the provisions of SFAS 157 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2008. The Company is currently assessing the impact of the adoption of this statement.
In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company’s consolidated financial position or results of operations. As of December 31, 2006 the Company does not have any hedges designated as fair value hedges.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.	2006 Acquisitions:
Grande Lakes - The Company completed the acquisition of the Grande Lakes Resort on February 24, 2006, for a purchase price of approximately $753 million in cash, plus transaction costs and the assumption of certain liabilities. In connection therewith, and as part of the acquisition, the seller’s interest in the existing management agreements for the two Grande Lakes Resort properties and the golf operation was assigned to a newly formed TRS Lessee.
The Company financed this transaction, including closing costs and transaction fees of approximately $9.5 million, by using approximately $198.5 million in cash and by obtaining a $570 million loan (the “GL Loan”) with an annual interest rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent (one-month LIBOR was equal to 5.32 percent as of December 31, 2006) on the remaining $235 million. For additional information see “Note 13. Indebtedness.”
Fair values of assets acquired and liabilities assumed at the date of acquisition of the Grande Lakes Resort were based on appraisals and valuation studies from independent third-party consultants, the latter of which was finalized during the third quarter of 2006. The values of assets acquired and liabilities assumed are as follows (in thousands):

ASSETS
Hotel and resort properties	$762,154
Cash and cash equivalents	6,657
Restricted cash	5,504
Prepaid expenses and other assets	2,974
Receivables	5,211

Total assets acquired	782,500

LIABILITIES
Accounts payable and accrued expenses	14,329

Total liabilities assumed	14,329

Net assets acquired	$768,171

Net of cash	$761,514

\

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CNL Hospitality Corp. Merger — On June 21, 2006, the Company completed the Advisor Merger of the Company and the Former Advisor, whereby the Former Advisor was merged with and into Acquisition Sub, with Acquisition Sub being the surviving entity. The following summarizes the fair values of the assets acquired and liabilities assumed which have been allocated based on the historical financial statements of the Former Advisor and the initial estimates of fair value which have been determined by the Company (in thousands):

ASSETS
Hotel and resort properties	$4,866
Prepaid expenses and other assets	415

Total assets acquired	5,281

LIABILITIES
Accrued expenses	3,245
Other liabilities	37
Note payable	7,625

Total liabilities assumed	10,907

Net liabilities assumed	$5,626

The difference between the purchase price and the net assets acquired, of approximately $84.8 million has been treated as the cost to terminate a contract and is recorded as advisor acquisition expense in the accompanying consolidated statement of operations for the year ended December 31, 2006. The Company has not completed its determination of whether any of the purchase price should be allocated to identifiable intangible assets. The Company has engaged a consultant to conduct a valuation study of such intangible assets to determine fair values, if any, attributable to these items. Consequently, this allocation is preliminary and may not be indicative of the final allocation by the Company. A change in the final allocation from what is presented here may result in a decrease in contract termination expense and additional amortization expense related to identified intangible assets in future periods.
Other acquisitions – On May 19, 2006, a subsidiary of the Company completed the DRR Purchase. The purchase price approximated the fair value of the net assets acquired. Upon closing, this subsidiary of the Company became liable for approximately $300.0 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $102.7 million has been reflected as an increase to hotel and resort properties in the accompanying consolidated balance sheet as of December 31, 2006.

On June 16, 2006, the Company completed the CY-SF Purchase. The purchase price approximated the fair value of the net assets acquired. Upon closing, a subsidiary of the Company became liable for approximately $54.5 million of debt. The resulting purchase price adjustment (fair value adjustment), pertaining to acquiring the remaining partnership interests, of approximately $0.2 million has been reflected as a decrease to hotel and resort properties in the accompanying consolidated balance sheet as of December 31, 2006.

The following summarizes the fair values of the assets acquired and liabilities assumed in connection with these acquisitions which have been allocated based on the historical financial statements of DRR and CY-SF and the initial estimates of fair value which have been determined by the Company (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASSETS
Hotel and resort properties	$404,518
Receivables	22,424
Prepaid expenses and other assets	12,038
Restricted cash	7,771

Total assets acquired	446,751

LIABILITIES
Mortgages payable	(354,492)
Accounts payable and accrued expenses	(12,577)
Other liabilities	(9,997)

Total liabilities assumed	(377,066)

Distributions and losses in excess of investment in unconsolidated entity	2,895
Net assets acquired	$72,580

The consolidated financial statements include the operating results of the Grande Lakes Resort, DRR LLC and CY-SF LP from their respective dates of acquisition; and include the operating results (after elimination of the Former Advisor’s revenues and the costs incurred by the Company to the Former Advisor) of the Company’s wholly-owned subsidiary after its merger with the Former Advisor from June 21, 2006, the completion date of the Advisor Merger. The following presents the unaudited consolidated pro forma results of operations of the Company assuming the Grande Lakes Resort, DRR LLC and CY-SF LP acquisitions and the Advisor Merger had occurred at the beginning of each year presented (in thousands, except per share data):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2006	2005
Revenues (1)	$1,641,890	$1,538,009
Net (loss) income	(41,264)	(42,020)
Net (loss) income per share:
Basic	$(0.26)	$(0.27)
Diluted	$(0.26)	$(0.27)
Weighted average shares:
Basic	156,477	156,464
Diluted	156,477	156,464

(1)	Revenues are generated solely from hotel operations.
4.	Acquisitions Prior to 2006:
KSL Acquisition:
On April 2, 2004, the Company, through CNL Resort Acquisition Corp., a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of KSL Recreation Corporation (“KSL”) for $1.4 billion in cash plus closing costs and transaction related fees of $26.5 million and the assumption of the outstanding debt of KSL and its subsidiaries of $794.0 million in mortgage loans (the “Existing KSL Loan”) (for additional information, see Note 13, “Indebtedness”), as well as KSL’s other outstanding liabilities (the “KSL Acquisition”). Pursuant to the stock purchase agreement, additional consideration of $12.7 million was paid out by the Company in the third quarter of 2004, relating to the final adjustment of the working capital balance included in the purchase price.
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

		3,220

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition are based on independent appraisals and valuation studies from independent third-party consultants, which were finalized during the fourth quarter of 2004. The final allocation resulted in $153.0 million being allocated from goodwill to land, buildings and equipment. During the fourth quarter of 2004, a catch-up adjustment of $8.4 million was recorded to true-up depreciation expense for the second and third quarters of 2004 as a result of the final purchase price allocation. The following summarizes the fair values of assets acquired and liabilities assumed at the date of the KSL Acquisition (in thousands):

April 2, 2004
ASSETS
Hotels and resort Properties	$1,650,597
Cash and cash equivalents	18,895
Restricted cash	42,878
Prepaid expenses and other assets	36,866
Receivables	50,816
Goodwill	491,736
Other intangible assets	327,771

Total assets acquired	2,619,559

LIABILITIES
Mortgage payable and accrued interest	796,048
Accounts payable and accrued expenses	98,551
Other liabilities	28,719
Membership deposits	197,672

Total liabilities assumed	1,120,990

Net assets acquired	$1,498,569

Net of cash	$1,479,674

The consolidated financial statements include the operating results of the Properties acquired from KSL from the date of the KSL Acquisition. Concurrent with the closing of the KSL Acquisition, the Company entered into interim management agreements for all six Properties with an affiliate of the former parent company of KSL. In August 2004, the Company entered into long-term management agreements for four of these Properties (three with an affiliate of the former KSL parent and one with a subsidiary of Marriott International, Inc. (“Marriott”)). The Property subject to the fifth interim management agreement was sold on August 30, 2005. The remaining interim management agreement expired on July 31, 2005. Effective as of July 31, 2005, the Company entered into a management agreement with Interstate Hotels & Resorts, Inc. to operate this Property.
The Company entered into an agreement with Marriott, relating to the Doral Golf Resort and Spa Property. The agreement provides for a minimum return guarantee, which guarantees a certain level of operating income from this Property. The guarantee is subject to expiration and/or burn-off provisions over time and has a maximum funding limit of $10 million. Funding of shortfalls from minimum returns of $0 and $0.4 million under this guarantee have been recognized as a reduction in operating expenses during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, funding under this guarantee has been fully utilized. After the later of December 31, 2006, or the completion of the ballroom renovation at the Property, the manager agreed to waive certain management fees by the amount of the shortfall between hotel operating profit and the Company’s minimum return up to an aggregate amount of $5 million, or a period of 39 months, whichever occurred first; the ballroom renovation was completed and was operational as of December 31, 2006.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following presents unaudited pro forma results of operations of the Company as if the KSL Acquisition had occurred on January 1, 2004 (in thousands, except per share data):

2004
Revenues	$1,489,890
Loss from continuing operations	(95,908)
Net loss	(98,728)
Basic and diluted earnings per share	(0.65)
Weighted average number of common shares outstanding – basic and diluted	152,334
5.	Hotel and Resort Properties
Properties consist of the following at December 31 (in thousands):

	2006	2005
Land	$1,043,336	$749,247
Buildings	3,662,817	2,811,360
Equipment	487,092	347,471

	5,193,245	3,908,078
Less accumulated depreciation	(559,965)	(370,350)
Construction in progress	29,557	34,005

	$4,662,837	$3,571,733

As of December 31, 2006, the Company had 32 Properties held for sale with a net book value of approximately $369.9 million, which is included in assets held for sale in the December 31, 2006 consolidated balance sheet.
All but one of the Company’s Properties are encumbered by debt. As of December 31, 2006, two Properties (excluding two Properties held for sale) with a net book value of approximately $ 65.7 million are leased to third-party tenants on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, and maintenance and repairs.
In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the Company’s 494-room JW Marriott property (the “New Orleans JW Marriott”). Although the New Orleans JW Marriott re-opened in the fourth quarter of 2005, the operations of the hotel have been, and will continue to be, affected by the significant devastation throughout New Orleans. As a result of the magnitude of the devastation throughout New Orleans and the immediate area, the lodging market in New Orleans, which, prior to Hurricane Katrina, benefited substantially from group and convention business, has not attained a substantial level of recovery. Though a number of properties that competed with the New Orleans JW Marriott prior to Hurricane Katrina are not fully operational or able to operate at all, the Company believes it is unlikely that the operations of the New Orleans JW Marriott will return to historical levels for an extended period of time. The Company, in conjunction with certain provisions of its management agreements with Marriott, has comprehensive insurance coverage for property damage and business interruption. The process for making claims under these policies is currently underway. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
recoveries are sufficiently concluded. There can be no assurance that we will be successful in our efforts to obtain reimbursement for losses due to business interruption or in the amounts sought to be recovered. Any recoveries recognized would occur, generally, in a period subsequent to the period(s) in which the Company has incurred the lost income from the New Orleans JW Marriott which would impact the comparability of the Company’s reported results for some period into the future.
6.	Rentals Under Operating Leases:
In March 2004, the Company was notified by its third-party tenants that leased ten of its Properties, all of which are affiliated with Marriott, that the net operating income for the ten Properties would be insufficient to pay the scheduled rent under the terms of the leases for this group of Properties. At that time the Company began negotiating alternative arrangements with those tenants.
In August 2004, the Company terminated the existing third-party leases and entered into new leases with a TRS Lessee for six of the ten Properties discussed above (hereinafter referred to as the “Marriott Six”). The TRS Lessee simultaneously entered into long-term management agreements with an affiliate of Marriott. All rents due and payable under the existing leases had been paid in full at the time of the termination. Since the effective date of the new leases, the results of operations of these Properties have been reflected in the Company’s consolidated results of operations in lieu of rental income that was historically reported.
In December 2004, the tenant for three of the ten Properties discussed above defaulted under the leases for such properties and the Company exercised its right to acquire 100 percent of the capital stock of the third-party tenant corporation. As a result, the Company became a party to management agreements with Marriott and these three properties (hereinafter referred to as the “Marriott Three”) are now leased to a TRS Lessee of the Company. Since the date of this transaction, the results of operations of these Properties have been reflected in the Company’s consolidated results of operations in lieu of the rental income which had historically been recognized and reported. The net operating income generated from these Properties has historically been less than the base rent that the Company received under the leases.
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
On December 30, 2004, in connection with the transactions described above, the Company entered into an agreement whereby Marriott agreed to provide a guarantee for the full payment of rent under the terms of the lease for the last of the ten Properties through December 31, 2006. The Company did not receive any funding under this new guarantee during the year ended December 31, 2006.
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

As of December 31, 2006, the Company leases two Properties to third-parties (excluding the other two properties held for sale as of year end). The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases with third-parties at December 31, 2006 (in thousands):

2007	$6,920
2008	6,535
2009	6,500
2010	6,500
2011	6,500
2012 and thereafter	18,500

$51,455

7. Investments in Unconsolidated Entities
As of December 31, 2006, the Company had no investments in unconsolidated entities.
On October 31, 2006, the Company completed the sale of its partnership interests in CNL Plaza, Ltd. and in CNL Plaza Venture, Ltd., two affiliated entities that own an office building in which the Company was formerly a tenant. There was no gain or loss on the sale. Prior to the sale, CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. were unconsolidated entities of the Company. For additional information, see “Note 16. Related Party Transactions.”
On May 19, 2006 and June 16, 2006, the Company completed the DRR Purchase and the CY-SF Purchase, respectively, and accordingly, the operating results for DRR LLC and CY-SF LP have been included in the Company’s consolidated statement of earnings since their respective dates of acquisition. Prior to their respective acquisition dates, each of these equity method investments was unconsolidated.
No unaudited condensed balance sheets are presented as of December 31, 2006, since, as discussed above, the Company had no remaining unconsolidated entities as of December 31, 2006.
The following presents unaudited condensed balance sheets for the Company’s unconsolidated entities as of December 31, 2005 (dollars in thousands):

	Desert
	Ridge	WB	CY-SF
	Resort	Resort	Hotel
	Partners,	Partners,	Parent,	Other Joint
	LLC(i)	LP(ii)	LP(iii)	Ventures(a)	Total

Hotel and resort properties	$236,266	$—	$72,601	$16,391	$325,258
Other assets	28,654	1,750	3,910	69,820	104,134
Mortgages and other notes payable	300,000	—	54,853	74,794	429,647
Other liabilities	14,817	1,024	15,906	420	32,167
Partners’ (deficit) capital	(49,897)	726	5,752	10,997	(32,422)
Carrying amount of investment	(15,672)	605	4,545	7,922	(2,600)
Total amount invested	25,100	—	13,000	8,500	46,600
Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% and 50.00%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(i) Desert Ridge Resort Partners, LLC (“DRR, LLC”), one of the Company’s unconsolidated entities as of December 31, 2005, through DR Subsidiary, owned the Desert Ridge Resort. One of the members of DRR LLC was DRR Ltd. DRR Ltd. was a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. Through May 19, 2006, the Company owned a 44 percent membership interest, DRR Ltd. owned a 45.84 percent membership interest and MHS owned the remaining interest in DRR LLC. On May 19, 2006, a subsidiary of the Company completed the acquisition of DRR Ltd.’s 45.84 percent membership interest and MHS’ 10.16 percent membership interest in DRR LLC. The Company paid DRR Ltd. $53,449,440 and MHS $11,846,500 in cash, for an aggregate cash purchase price of approximately $65,295,940, plus approximately $9.0 million in closing price adjustments relating to working capital and cash flow of the Desert Ridge Resort before closing. Upon closing, a subsidiary of the Company became liable for approximately $300 million of debt. DRR Ltd. received cash distributions of $0.7 million during the year ended December 31, 2006, which represents its pro-rata share of total cash distributions paid by DRR LLC.
(ii) WB Resort Partners, LP, one of the Company’s unconsolidated entities as of December 31, 2005, owned the Waikiki Beach Marriott Resort Property (the “WBR Property”). One of the limited partners of WB Resort Partners, LP was Waikiki Beach Resort, Ltd. (“WBR Ltd.”). WBR Ltd. was a limited partnership in which a corporation controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, was the general partner. Such corporation was also the holder of all of the limited partnership interests in WBR Ltd. The Company owned a 48.9 percent limited partnership interest and a general partnership interest in WB Resort Partners, LP, WBR Ltd. owned a 36 percent limited partnership interest in WB Resort Partners, LP and Marriott Rewards, Inc. owned the remaining limited partnership interests. Upon its formation in 2001, WBR Ltd. (which is an affiliate of the former parent company of the Company’s Former Advisor), received a loan (the “Limited Partner Loan”) from Marriott, another partner of WB Resort Partners, LP, to make its capital contribution to the partnership to fund the renovations of the WBR Property. On November 7, 2005, WB Resort Partners, LP sold all of its interest in the WBR Property. As a result of the sale, WB Resort Partners, LP distributed the net proceeds among the partners in accordance with its limited partnership agreement. As a result, the Company received approximately $50.1 million in distributions. In addition, WBR Ltd. received a distribution of approximately $36.8 million, of which approximately $32.7 million was utilized to repay the Limited Partner Loan to Marriott in full.
(iii) On June 16, 2006, the Company completed the CY-SF Purchase and now owns all of the equity of CY-SF LP, the owner of the Courtyard San Francisco Downtown hotel. In connection with the CY-SF Purchase, Marriott agreed to forgive a $7.0 million liquidity facility loan provided to the partnership, plus approximately $2.4 million of accrued interest related to the loan.
(iv) In May 2004, CNL Plaza, Ltd. conveyed a 0.0224 percent ownership of the interest it has in the parking garage to an affiliate of the Former Advisor, in exchange for an ownership interest in a cross-bridge, built between the parking garage and a new office building, and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage. The building was built by an affiliate of the Former Advisor. CNL Plaza Venture, Ltd. accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction. As disclosed in “Note 16. Related Party Transactions” in October 2006 the Company sold its interests in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd.
(v) In December 2003, the Company acquired a 70 percent interest in CNL KSL Partners, LP (the “Del Coronado Partnership”), a limited partnership formed to acquire, own and operate the Hotel del Coronado (the “Hotel Del”), which is a 688-room luxury hotel located in Coronado, California. An affiliate of KSL Management Corp. (“KMC”) acquired the remaining 30 percent interest in the Del Coronado Partnership. The acquisition of the Hotel Del included parcels of land earmarked for potential development (“surplus land”). On August 8, 2005, the North Beach

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Partnership, a limited partnership, was formed with the purpose to develop, market and sell 78 resort villas (“North Beach Village”) on one parcel of surplus land acquired with the Hotel Del acquisition. The North Beach Village was to be an exclusive luxury “hotel within a hotel” consisting of 35 oceanfront villas and cottages. During November 2005, the Del Coronado Partnership partners executed a Distribution and Contribution Agreement which stipulated that the Del Coronado Partnership desired to distribute to KMC and the Company an undivided 50 percent interest each, in the North Beach Village land parcel and any improvements thereon. As disclosed in “Note 8. Discontinued Operations” in January 2006 the Company sold its interest in the Del Coronado Partnership.
The following presents condensed statements of operations for the Company’s unconsolidated entities for each of DRR LLC and CY-SF Hotel Parent, LP from January 1, 2006 through the applicable acquisition dates, and for CNL Plaza, Ltd. and CNL Plaza Venture, Ltd., through the applicable sale dates (in thousands):

	Desert
	Ridge	CY-	Other
	Resort	SF Hotel	Joint
	Partners,	Parent,	Ventures
	LLC (i)	LP (iv)	(iv)(v)(a)	Total
Revenues	$56,373	$11,367	$9,388	$77,128
Cost of sales	(20,625)	(3,930)	(7,417)	(31,972)
Expenses	(29,032)	(8,738)	(4,316)	(42,086)

Net income (loss)	$6,716	$(1,301)	$(2,345)	$3,070

Income (loss) allocable to the Company	$2,955	$(639)	$4,284	$6,600

Other comprehensive income adjustment allocable to the Company	$738	$—	$—	$738

The following presents condensed statements of operations for these investments for the year ended December 31, 2005 (in thousands):

	Desert
	Ridge	WB	CY-SF	Other
	Resort	Resort	Hotel	Joint
	Partners,	Partners,	Parent,	Ventures
	LLC (i)	LP (ii)	LP (iv)	(iv)(v)(a)	Total
Revenues	$116,442	$72,510	$21,706	$10,760	$221,418
Cost of sales	(49,503)	(25,139)	(7,673)	(3,490)	(85,805)
Expenses	(56,726)	(43,421)	(13,582)	(4,137)	(117,866)
Depreciation and amortization	(15,143)	(8,743)	(3,039)	(2,743)	(29,668)
Loss on extinguishment of debt	(15,684)	(2,107)	—	—	(17,791)
Gain on sale	—	103,468	—	—	103,468

Net income (loss)	$(20,614)	$96,568	$(2,588)	$390	$73,756

Income (loss) allocable to the Company	$(9,070)	$43,053	$(1,246)	$38	$32,775

Other comprehensive loss adjustment allocable to the Company	$(1,273)	$—	$—	$—	$(1,273)

Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90%
The following presents condensed statements of operations for these investments for the year ended December 31, 2004 (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Desert	WB	CY-SF	Other
	Ridge	Resort	Hotel	Joint
	Resort	Partners,	Parent,	Ventures
	Partners, LLC (i)	LP (ii)	LP (iv)	(iv)(v)(a)	Total
Revenues	$103,982	$68,611	$18,924	$12,327	$203,844
Cost of sales	(45,649)	(26,331)	(7,064)	(4,486)	(83,530)
Depreciation and amortization	(15,064)	(11,934)	(3,007)	(5,644)	(35,649)
Expenses	(56,925)	(46,181)	(12,404)	(13,192)	(128,702)
Minority interest in loss	—	—	—	2,638	2,638

Net income (loss)	$(13,656)	$(15,835)	$(3,551)	$(8,357)	$(41,399)

Income (loss) allocable to the Company	$(6,008)	$(7,759)	$(1,710)	$(2,992)	$(18,469)

Other comprehensive loss adjustment allocable to the Company	$(5,452)	$—	$—	$—	$(5,452)

Company’s ownership interest at end of period	44.00%	49.00%	48.15%	9.90% to 36.05%

(a)	For the year ended December 31, 2006, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. For the year ended December 31, 2005, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and the North Beach Partnership. For the year ended December 31, 2004, Other Joint Ventures includes the results of operations of CNL Plaza, Ltd., CNL Plaza Venture, Ltd. and CTM, an investment which the Company wrote-off as of December 31, 2004, and was subsequently dissolved.
The Company was generally entitled to receive cash distributions in proportion to its ownership interest in each partnership. During the years ended December 31, 2006 and 2005, the Company received the following distributions, which reduced the carrying value of the investment (in thousands):

	December 31,
	2006	2005
Desert Ridge Resort Partners, LLC	$713	$2,883
WB Resort Partners, LP	—	50,653	(1)
CY-SF Hotel Parent, LP	—	1,624
CNL Plaza, Ltd.	361	218

	$1,074	$55,378

(1)	Of this distribution, $47.5 million relates to the WBR Sale.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. Discontinued Operations:
On February 8, 2007, the Company completed the Century Sale for a sales price of approximately $369 million, resulting in an estimated net gain to the Company of approximately $7.9 million. As a result of the Century Sale, net proceeds to the Company were approximately $351 million. The Company intends to use the net proceeds from the sale for general corporate purposes including the retirement of long-term debt. In March 2007, the Company utilized approximately $108 million of the proceeds to pay down the outstanding balance on the Company’s senior secured revolving credit facility (the “Revolver”). Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute was arisen regarding the Purchaser’s obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
On September 29, 2006, the Company completed the sale of its 66.7 percent interest in the partnership that owned the 144-room Hampton Inn Chelsea in New York (the “Chelsea Sale”). The sale price was based on a valuation of $54.0 million for the property, or approximately $375,000 per key, resulting in total proceeds of $26.3 million and a net gain to the Company of approximately $17 million.
On April 28, 2006, the Company completed the sale of its two Wyndham hotels to an affiliate of The Blackstone Group for $42.5 million, resulting in a net gain of approximately $5.2 million (the “Wyndham Sale”). The two properties—Wyndham Denver Tech Center (Denver) and Wyndham Billerica (Billerica, Mass.)—were previously leased by the Company to an affiliate of The Blackstone Group.
On January 9, 2006, the Company, through certain of its affiliates, completed the Del Sale. The interests were sold to KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC, affiliates of KSL DC Operating LLC and Kohlberg Kravis Roberts & Co. The results of operations for the Hotel Del have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004. As a result of the Del Sale and related transactions, the Company received net proceeds of approximately $167 million with a net gain of approximately $132.4 million.
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
On June 9, 2005, the Company completed the sale of the Holiday Inn Express located in Austin, TX for total gross proceeds of $2.8 million in cash, resulting in a net loss of $0.1 million. During the first three months of 2005, the Company recorded an impairment charge of $0.3 million in order to write down the value of this Property to its expected sales value less estimated costs to sell. The proceeds from the sale were used to repay a portion of long-term debt.
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
The results of operations for the Century Sale, the Chelsea Sale, the Wyndham Sale, the Del Sale, the Pyramid Sale, the LLIR Sale, the Ashford Sale, the Holiday Inn Express located in Austin, TX and the Holiday Inn Express located in Bloomington, MN have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 to the extent and for the periods such Properties were owned by the Company. In addition, the results of operations of the four Properties the Company sold in 2004 have been classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2004. The accompanying consolidated balance sheets as of December 31, 2006 and 2005 have been reclassified to report the assets and liabilities of these sold Properties as assets held for sale and liabilities associated with assets held for sale.
Results from discontinued operations were as follows (in thousands):

		Year Ended December 31,
	2006	2005	2004
Revenues	$135,831	$354,359	$406,007
Income from lease termination	—	5,982	—
Expenses	(94,873)	(237,190)	(267,902)
Depreciation and amortization	(15,544)	(43,973)	(54,720)
Write-down of assets	—	(345)	(5,920)
Interest and loan cost amortization	(11,737)	(50,331)	(37,277)

Income from discontinued operations	13,677	28,502	40,188
Gain on sale of assets	153,523	67,321	645
Gain on hedge termination	946	—	—
Transaction costs	(171)	—	—
Loss on extinguishment of debt	(4,296)	(13,469)	—
Minority interests	570	(2,008)	(5,424)
Income tax (expense) benefit	254	(4,336)	(1,110)

	$164,503	$76,010	$34,299

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. Prepaid Expenses and Other Assets:
Prepaid expenses and other assets as of December 31, 2006 and 2005 were approximately $78.6 million and $102.8 million, respectively, and consist primarily of prepaid operating expenses, inventory, deposits and investments in hedge instruments and securities at the Company’s Properties. The year over year decrease is due primarily to a $15.2 million deposit recorded in connection with the GL Purchase made in 2005 which was not made in 2006, and a $3.6 million decrease in the fair value of hedge instruments.
10. Investments:
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
In December 2004, the Company sold the remaining 316,000 shares of HT common stock for proceeds of $3.4 million resulting in a gain of $1.3 million being recorded. As of December 31, 2006, the Company no longer owns any shares of Hersha common stock, and as a result of the Chelsea Sale, the Company no longer owns any interests in a partnership it used to hold with HT.
11. Goodwill and Intangible Assets:
Goodwill and intangible assets, net of accumulated amortization, consisted of the following at December 31 (in thousands):

	2006	2005
Goodwill	$511,004	$509,174
Intangibles	327,087	336,723

	$838,091	$845,897

     The gross carrying amounts and accumulated amortization of the Company’s goodwill and intangible assets are as follows at December 31, 2006 (in thousands):

Goodwill and	Weighted	Gross Carrying	Accumulated	Net
Intangible Assets	Average Life	Amount	Amortization	Book Value
Goodwill	Indefinite	$511,004	n/a	$511,004
Tradenames	Indefinite	199,757	n/a	199,757
Rental pool operating rights	Indefinite	15,900	n/a	15,900

Goodwill and other intangible assets with indefinite lives		726,661	n/a	726,661

Beneficial operating rights	29.7 years	43,900	(4,478)	39,422
Advanced bookings	7.0 years	16,442	(7,254)	9,188
Membership contracts	13.7 years	50,842	(13,313)	37,529
Favorable ground lease	39.0 years	27,431	(2,140)	25,291

Intangible assets with finite lives		138,615	(27,185)	111,430

Total goodwill and intangible assets		$865,276	$(27,185)	$838,091

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The $21.4 million increase in goodwill during 2005 is due to the recording of the terms of the Payment Agreement (as defined in “Note 16. Related Party Transactions”) with the Former Advisor. For additional information, see “Note 16. Related Party Transactions.”
Amortization expense of $9.6 million, $10.7 million and $7.2 million was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.
The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2006 is as follows (in thousands):

2007	$9,700
2008	9,700
2009	9,700
2010	9,700
2011	9,700
Thereafter	62,930

Total	$111,430

12. Income Taxes:
As a result of the KSL Acquisition, the Company has acquired assets with a tax basis that is lower than their carrying value. The Company has not reflected any deferred tax liabilities as a result of this transaction relating to this difference in basis due to its intent to either hold the Properties for the required ten-year period or to utilize expected tax benefits from net operating loss carry-forwards or other tax planning strategies. The Company also acquired deferred tax assets of $7.8 million in connection with the KSL Acquisition and has recorded a full valuation allowance as part of the purchase accounting due to the limited operating history of these newly formed TRS Lessees.
Prior to the RFS Acquisition, the types of temporary differences between the tax basis of assets and liabilities and their GAAP financial statement reporting amounts were principally attributable to net operating losses of the Company’s TRS Lessees The Company did not record this future potential benefit because its TRS Lessees did not have sufficient historical earnings on which to base a potential future benefit. In connection with the RFS Acquisition, the Company acquired approximately $24.5 million, net of Section 382 limitations, of deferred tax assets arising principally from amortization of certain lease termination costs with the remainder due to net operating losses at RFS’s TRS Lessees.
As of December 31, 2004, the Company determined that a valuation allowance was necessary for its entire deferred income tax asset pertaining to the portfolio of limited service and extended stay Properties acquired in the RFS Acquisition. The accumulated deferred income tax asset has continued to increase due to net operating losses incurred at TRS Lessees that lease these Properties. These losses have been generated primarily due to the terms of the TRS leases which were structured in most instances prior to the recent downturn in the lodging industry and in advance of repositioning changes the Company has made in the third-party management companies operating these Properties. The Company’s determination was primarily based upon the Properties’ operating histories during the recent lodging industry downturn and the uncertainty of the level of recovery and consequently the uncertainty that the accumulated benefit will be realized in future periods. Accordingly, the Company recorded a full valuation allowance associated with its deferred income tax asset in accordance with SFAS No. 109, “Accounting for Income Taxes.” In addition, the Company discontinued recording a deferred income tax benefit for 2005.
The income tax (expense) benefit consists of the following component for each of the years ended December 31 (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005	2004
Current:
Federal	$(1,142)	$(687)	$(1,757)
State	(359)	458	(954

	(1,502)	(229)	(2,711)

Deferred:
Federal	902	(897)	(21,749)
State	233	(231)	(4,079)

	1,135	(1,128)	(25,828)

Total income tax (expense)	$(367)	$(1,357)	$(28,539)

The income tax (expense) benefit for each of the years ended December 31 has been allocated as follows (in thousands):

	2006	2005	2004
Continuing operations	$(621)	$2,979	$(27,429)
Discontinued operations	254	(4,336)	(1,110)

Total income tax (expense) benefit	$(367)	$(1,357)	$(28,539)

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss	$127,470	$87,736
Lease termination	5,898	7,760
Other	(58)	(3,094)
Valuation allowance	(133,304)	(93,530)

	$6	$(1,128)

     Net operating loss carryforwards for federal and state income tax purposes expire as follows (in thousands):

2021	$7,733
2022	25,071
2023	46,410
2024	98,097
2025	73,465
2026	82,164

Total	$332,940

13. Indebtedness:
Indebtedness consisted of the following at December 31 (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005
Mortgages payable	$3,632,007	$2,564,359
Tax incremental financing note	7,783	7,783

Indebtedness collateralized by Properties	3,639,790	2,572,142

Unsecured notes	21,976	11,592

	$3,661,766	$2,583,734

Some debt arrangements allow for repayments earlier than the stated maturity date. The weighted average effective interest rate on mortgages and other notes payable was approximately 6.53 percent and 7.30 percent as of December 31, 2006 and 2005, respectively. The fair value of the Company’s fixed rate long-term debt was $2.3 billion and $891.0 million at December 31, 2006 and 2005, respectively. Fair value was determined based on market prices or discounted cash flows as of those respective dates.
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
The Company was in compliance with all debt covenants as of December 31, 2006.
Significant indebtedness activity in 2006 for the Company is discussed below.
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In conjunction with the acquisition of the Grande Lakes Resort completed on February 24, 2006 (see “Note 3. 2006 Acquisitions”), a wholly-owned subsidiary of the Company (the “GL Borrower”) obtained the GL Loan from Wachovia Bank, NA with a maturity date of March 1, 2011. All proceeds from the GL Loan were used to acquire the Grande Lakes Resort. The GL Loan is collateralized by the Grande Lakes Resort properties – the JW Marriott and Ritz-Carlton. The GL Loan bears monthly interest at an annual rate of (a) 5.71 percent fixed on $335 million and (b) one-month LIBOR plus 2.76 percent on the remaining $235 million.
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
In connection with the acquisition of all of the remaining partnership interests in DRR LLC on May 19, 2006, a subsidiary of the Company became liable for a $300.0 million loan collateralized by the Desert Ridge Resort (the “DRR Loan”). The DRR Loan has an initial maturity date of July 9, 2007 and includes three additional one-year extensions available at DRR LLC’s option, subject to certain conditions, including the payment of an extension fee. The DRR Loan bears interest at a rate of one-month LIBOR plus 225 basis points, and contains restrictive covenants, as defined in the loan agreement, which require the borrower to (i) maintain a minimum ratio of net operating income to the aggregate sum of debt service, (ii) incur debt only as permitted, (iii) maintain reserve accounts, and (iv) comply with other customary affirmative and negative covenants.
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
Effective June 30, 2006, the Company, as parent and guarantor, and CNL Hospitality Partners, LP, a wholly-owned subsidiary of the Company, as borrower, entered into an amendment (the “Revolver Amendment”) with Bank of America, N.A. as Sole Lead Arranger, Sole Book Manager, Administrative Agent and L/C Issuer, and the other lenders party thereto, which modified various terms and conditions of the existing $200 million Revolver, entered into on September 31, 2005.
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
In connection with the sale of four Properties (including the sale of our interest in the Hotel Del) and 39 Properties, respectively, during the years ended December 31, 2006 and 2005, the Company received gross proceeds of approximately $235.8 million and $650.1 million. The proceeds from the sale of four Properties in 2006 were used to partially fund the GL Purchase and DRR Purchase and for general corporate purposes. Substantially all of the net proceeds received in connection with the sale in 2005 were used to pay down approximately $541.0 million of long-term indebtedness.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Indebtedness consisted of the following as of December 31 (in thousands):

2006	2005
Collateral (1)	Interest Rate (2)	Maturity Date	Balance	Balance
Floating rate debt:
CMBS loan	5 hotels	LIBOR + 332.5 bps	(3)	September 2009	$—	$1,500,000
CMBS loan – floating rate portion	5 hotels	LIBOR + 272.5 bps	(3)	February 2011	525,000	—
Mortgage debt – floating rate portion	2 hotels	LIBOR + 276 bps	(3)	March 2011	235,000	––
Mortgage debt	1 hotel	LIBOR + 225 bps	(3)	July 2007	300,000	—
Mortgage debt	1 hotel	CDOR + 375 bps	(5)	April 2009	37,757	37,752
Mortgage debt	1 hotel	LIBOR + 425 bps	(3)	July 2007	54,166	—
Mortgage debt	4 hotels	LIBOR + 230 bps	(4)	October 2006	—	94,919
Secured revolver	6 hotels	LIBOR + 225 bps	September 2008	108,000	—

Total floating rate debt	1,259,923	1,632,671

Fixed rate debt:
CMBS loan – fixed rate portion	5 hotels	5.57%	February 2011	1,000,000	—
Mortgage debt – fixed rate portion	2 hotels	5.71%	March 2011	335,000	—
Mortgage debt	8 hotels	6.53%	November 2007	85,779	88,225
Mortgage debt	3 hotels	8.34%	December 2007	50,000	50,000
Mortgage debt	2 hotels	5.67%	January 2008	75,490	77,053
Mortgage debt	1 hotel	5.84%	December 2007	29,836	30,435
Mortgage debt	1 hotel	4.93%	July 2008	50,000	50,000
Mortgage debt	2 hotels	5.50%	January 2009	127,200	127,200
Mortgage debt	10 hotels	7.83%	December 2008	84,037	86,371
Mortgage debt	8 hotels	8.00%	August 2010	47,724	48,843
Mortgage debt	1 hotel	5.60%	April 2009	30,858	31,504
Mortgage debt	7 hotels	7.67	%(6)	July 2009	76,796	78,836
Mortgage debt	5 hotels	5.95%	March 2010	145,000	145,000
Mortgage debt	1 hotel	8.08%	August 2010	44,351	45,062
Mortgage debt	1 hotel	8.32%	January 2011	6,229	6,345
Mortgage debt	1 hotel	8.11%	February 2011	26,602	27,355
Mortgage debt	4 hotels	5.47%	April 2011	118,474	—
Mortgage debt	1 hotel	7.78%	January 2023	8,439	8,672
Mortgage debt	1 hotel	8.29%	December 2025	30,270	30,787
Insurance financing note	n/a	5.78%	October 2007	20,975	10,592
Tax incremental financing note	1 hotel	12.85	%(7)	June 2018	7,783	7,783
Publicly-traded term notes	n/a	9.75%	March 2012	1,000	1,000

Total fixed rate debt	2,401,843	951,063

Total debt	$3,661,766	$2,583,734

1.	As of December 31, 2006, 98 percent of the Properties the Company directly owned were pledged as collateral under the Company’s financing arrangements.

2.	As of December 31, 2006 and 2005, LIBOR was 5.32 percent and 4.39 percent, respectively, and CDOR was 4.34 percent and 3.37 percent.

3.	Blended interest rate

4.	Interest rate floor of 4.96%

5.	Interest rate floor of 6.25%

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Average interest rate as the loans bear interest ranging from 7.5% to 7.75%

7.	This note is paid down with incremental real estate taxes bearing an interest rate of 12.85%
The following is a schedule of maturities for all long-term borrowings at December 31, 2006 (in thousands) after giving consideration to extensions of maturities available to the Company:

2007	$253,520
2008	323,206
2009 (i)	273,557
2010	536,034
2011	2,232,724
2012 and thereafter	42,725

Total	$3,661,766

(i)	Approximately $1.5 billion of the Company’s long-term borrowings scheduled to mature in 2009 was refinanced in January 2006 and the maturity extended to February 2011.
14. Derivative Instruments and Hedging Activities:
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an up front premium. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
As of December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006, derivatives with a fair value of $4.3 million were included in other assets. The change in net unrealized loss of $0.6 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized loss on cash flow hedges reflects a reclassification of $2.5 million of net unrealized gains from accumulated other comprehensive income as a reduction to interest expense during 2006. For the year ended December 31, 2005, the change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.8 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense. During 2007, the Company estimates that an additional $0.2 million will be reclassified.
During 2006, the Company sold certain joint ventures and repaid variable-rate debt. As a result, the Company reclassified $0.9 million from accumulated other comprehensive income to earnings due to the originally hedged transactions no longer being probable of occurring.
As a result of the KSL Acquisition in April 2004, the Company assumed various interest rate protection agreements to limit the Company’s exposure to interest rate fluctuations on the Existing KSL Loan. These agreements were designated as cash flow hedges by the Company. In September 2004, the hedges were terminated in connection with the payoff of the Existing KSL Loan (for additional information, see “Note 13. Indebtedness”). As a result of hedge ineffectiveness during the holding period and the subsequent termination of the hedge, the Company transferred an accumulated net holding gain of $3.5 million from other comprehensive income to revenues which is reflected as a gain on termination of hedges in the accompanying consolidated statements of operations during the year ended December 31, 2004. No other hedge ineffectiveness was recognized during 2004.
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments at December 31, 2006. The notional value provides an indication of the extent of the Company’s involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

			Index		Fair Value
		Index at	Cap		(in
Notional Amount	Index	12/31/06	Strike	Cap Maturity	thousands)
$270 million	LIBOR	5.32%	4.50%	July 2007	$1,052
$31.5 million	LIBOR	5.32%	4.50%	July 2007	123
$115 million	LIBOR	5.32%	4.75%	January 2008	536
$110 million	LIBOR	5.32%	4.75%	January 2008	513
$250 million	LIBOR	5.32%	4.75%	January 2008	1,165
$50 million	LIBOR	5.32%	4.75%	January 2008	233
$85 million	LIBOR	5.32%	5.00%	March 2008	260
$50 million	LIBOR	5.32%	5.00%	March 2008	153
$50 million	LIBOR	5.32%	5.00%	March 2008	153
$50 million	LIBOR	5.32%	5.00%	March 2008	153
$40 million	CDOR	4.34%	7.00%	April 2007	0
15. Distributions:
Pursuant to the terms of the Merger Agreement in connection with the CHR Sale Transaction, we are generally not permitted to declare or pay a quarterly distribution to stockholders so long as the Merger Agreement remains in effect.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2005, approximately 0 percent and 31 percent, respectively, of the distributions paid to stockholders were considered ordinary income, approximately 100 percent and 34 percent, respectively, of the distributions paid to stockholders were considered capital gain distributions, and approximately 0 percent and 35 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes.
16. Related Party Transactions:
Certain of the Company’s Directors and officers held similar positions with the Former Advisor and its former affiliates. These former affiliates were by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of our assets. During 2005, CNL Securities Corp. (“CSC”), the managing dealer of the Company’s prior offerings, conducted a compliance review relative to recent rule changes implemented by the NASD. Based upon this review, CSC determined that certain commissions, totaling $2.1 million, accrued in 2004 and paid in January 2005, by the Company, should not have been paid to CSC as they had reached the cap on such costs that could be passed through to the Company. CSC refunded these commissions to the Company in November 2005.
In addition, CSC determined that the Company had exceeded the stock issuance cost cap in connection with the third offering in April 2002, by an amount of $0.4 million. CSC refunded these costs to the Company in November 2005.
Amounts incurred (refunded) relating to these transactions with affiliates were as follows for the years ended December 31 (in thousands):

	2006	2005
CNL Securities Corp.:
Selling commissions refund, net	$(290)	$(2,103)
Marketing support fee and due diligence expense refund, net	—	(394)

	(290)	(2,497)

The Former Advisor and its former affiliates:
Acquisition fees	—	23,000
Development fees	856	3,001
Asset management fees	13,728	27,868

	14,584	53,869

	$14,294	$51,372

Approximately $12.7 million and $27.0 million are included in “due to related parties” in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.
The Former Advisor and its former affiliates provide various administrative services to the Company, including, but not limited to, services related to legal administration; accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with our best-efforts offerings), on a day-to-day basis. The expenses incurred for these services were $2.5 million, $4.5 million and $12.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The expenses incurred for these services were classified as follows for the years ended December 31 (in thousands):

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005	2004
Stock issuance costs	$—	$—	$8,188
General operating and administrative expenses	2,504	4,515	4,328

	$2,504	$4,515	$12,516

Pursuant to the Company’s Advisory Agreement, effective as of April 1, 2004 between the Company and the Former Advisor (the “Advisory Agreement”), the Former Advisor provided management services relating to the Company’s business, the Properties and, if applicable, any mortgage loans the Company may have provided to other hotel and resort operators. On March 31, 2005, the Company entered into an agreement with the Former Advisor (the “Renewal Agreement”), with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on April 1, 2005, and ending on March 31, 2006. On December 30, 2005, the Company and the Former Advisor also entered into an Amended and Restated Renewal Agreement (the “Amended and Restated Renewal Agreement”), which amended and restated the Renewal Agreement, and amended the Advisory Agreement (as so amended, the “Amended Advisory Agreement”). On March 30, 2006, the Company and the Former Advisor entered into a renewal agreement with respect to the Amended Advisory Agreement, pursuant to which the Amended Advisory Agreement was renewed for a three-month term commencing on April 1, 2006 and terminating on June 30, 2006.
Under the terms of the Amended Advisory Agreement, which terminated upon the closing of the Advisor Merger, the Former Advisor was responsible for assisting the Company in: negotiating leases; permanent financing; mortgage loans to other hotel and resort operators and short-term loans or lines of credit; collecting rents and payments on any mortgage financing we provided; inspecting the Properties and the tenants’ or managers’ books and records; and responding to tenants’ or managers’ inquiries and notices. The Former Advisor also provided the Company with services pertaining to the expansion, renovation, refurbishment, development, and construction of our Properties (the “PD&C Services”), and with accounting, technical and other administrative services (the “Administrative Services”). In exchange for the management services, the Former Advisor was entitled to receive an asset management fee (the “Asset Management Fee”). The Asset Management Fee was calculated monthly as the amount equal to one-twelfth of 0.60 percent of the total amount invested in Properties, exclusive of Acquisition Fees (as described herein) paid to the Former Advisor and acquisition expenses, plus one-twelfth of 0.60 percent of the outstanding principal amount of any mortgage loans made by us as of the end of the preceding month. The fees the Company paid the Former Advisor for the PD&C Services reflected a negotiated percentage (typically four to five percent) of anticipated project costs and may have included an incentive fee based on the amount a project was completed under the anticipated project costs. The fees the Company paid the Former Advisor for Administrative Services were predetermined based upon an hourly rate for the specific personnel of the Former Advisor or its affiliates performing such services for the Company. For identifying Properties for us to acquire, structuring the terms of the acquisition and the TRS leases for the Properties (as applicable) and structuring the terms of any mortgage loans related to the acquisition, the Former Advisor received an acquisition fee (the “Acquisition Fee”), which prior to April 2005 was equal to 4.5 percent of gross proceeds from our equity offerings and/or loan proceeds from permanent financing that the Company used to acquire such Properties. Pursuant to the terms of the Amended and Restated Renewal Agreement, the Acquisition Fee applicable under the Advisory Agreement for services rendered by the Former Advisor was adjusted to 3.0 percent effective as of April 1, 2005. For providing services in connection with the sale of our Properties, the Former Advisor may have received a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, as defined in the Advisory Agreement, or (ii) three percent of the sale price of such Properties. The subordinated disposition fee would only have been paid if the Company’s stockholders had received distributions in excess of a predefined minimum threshold. Certain of the above fees ordinarily paid to the Former Advisor were not being paid prior to December 2005, pursuant to the terms of the Original Merger Agreement between the Company and the Former Advisor.
On December 30, 2005, the Company and the Former Advisor entered into a payment agreement (the “Payment Agreement”) which provides for certain payments in the aggregate amount of $37 million (the “Payment Amount”)

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
by us to the Former Advisor in full satisfaction of Acquisition Fees claimed by the Former Advisor in the aggregate amount of approximately $82.7 million that were deferred (the “Payable Fees”) pursuant to the terms of the Original Merger Agreement. The Payment Agreement provides for the payment to the Former Advisor of an aggregate of $37 million as follows: (i) $10 million in cash to the Former Advisor, which was paid on December 30, 2005, and (ii) a promissory note made by the Company to the Former Advisor in the original principal amount of $27 million (the “Promissory Note”). The Promissory Note requires payment of principal, with any unpaid accrued interest, of $15 million on January 31, 2006, which payment was made, and $12 million on January 31, 2007, which payment was made. Interest accrued under the terms of the Promissory Note at 6 percent per annum. On the Merger Closing Date, the Former Advisor assigned the Promissory Note to one of its former stockholders. Pursuant to the Payment Agreement, the Former Advisor agreed that (i) the Payment Amount is in full satisfaction and payment of all its rights and interests with respect to the Payable Fees and (ii) there are no other unpaid Acquisition Fees which have been incurred by the Company or earned by the Former Advisor on or prior to December 31, 2005, other than the Payable Fees. In addition, under the terms of the Payment Agreement, the Former Advisor acknowledged and agreed (i) to irrevocably waive the right to payment of all Acquisition Fees and Asset Management Fees (as defined in the Amended Advisory Agreement (defined above) and as enumerated in Section 9(a) of the Amended Advisory Agreement) payable by us to the Former Advisor under the Amended Advisory Agreement for the period from and including January 1, 2006 through and including June 30, 2006 (collectively, the “Relinquished Fees”) and (ii) that the agreements, covenants and provisions in the Payment Agreement are in full satisfaction and payment of all its rights and interests with respect to the Relinquished Fees. The Payment Agreement also provides (i) that except for the Payment Amount with respect to the Payable Fees and the waiver of the Relinquished Fees, all other advisory fees under the Amended Advisory Agreement incurred by us and earned by the Former Advisor shall be payable in accordance with the terms and conditions of the Amended Advisory Agreement, (ii) for mutual releases, and (iii) that to the extent that Section 8.13 of the Original Merger Agreement was inconsistent with the terms and conditions of the Payment Agreement, the Payment Agreement superseded Section 8.13 of the Original Merger Agreement. The Company had previously capitalized approximately $23 million of the Payment Amount to the acquisitions applicable to the Payable Fees and approximately $14 million was treated as prepaid Asset Management Fees which amount was subsequently recognized ratably over the first six months of 2006. The Company did not recognize any Asset Management Fees during the third and fourth quarters of 2006, as the Company no longer incurred such fees after the Advisor Merger. The Company recognized approximately $13.7 million of the prepaid Asset Management Fees as Asset Management Fee expense in the six months ended June 30, 2006. The remaining $0.3 million in prepaid Asset Management Fees has been reclassified to goodwill in connection with the related acquisitions.
On April 3, 2006, the Company entered into the Advisor Merger Agreement. On June 21, 2006, the Company completed the Advisor Merger. For information regarding this agreement and related matters, see Note 20. “CNL Hospitality Corp. Merger and Other Matters.”
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
As of June 22, 2006, the Company entered into indemnification agreements with all of its directors and certain of its officers, namely James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. The indemnification agreements require, among other things, that the Company indemnify these officers and directors, to the fullest extent permitted by applicable law, for their actions and decisions on behalf of the Company, its subsidiaries and affiliates, as the case may be, to the extent such decisions and actions are performed on its behalf. The indemnification agreements also require that the Company advance to these officers and directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In April 2005, KSL II Management Operations LLC, in its role as third-party management company of the Grand Wailea Resort and Spa (“GWR”), entered into an amenity license agreement with Exclusive Resorts Club Management, LLC (“ER”) to provide ER with access to the amenities at GWR and the right to use certain marks and photographs concerning GWR for the benefit of certain condominium units in the vicinity of GWR expected to be acquired by ER from an unaffiliated developer. As consideration for the amenity license and the use of marks and photographs, ER will pay a reservation fee for each condominium unit for which a license is purchased by ER and an annual license fee per unit commencing with the second year of the term, and such license fee increases each year through the last year of the term for each such unit. Subject to certain termination rights, the initial term is ten years with an option in favor of ER to extend the term for five additional years. The estimated financial benefit to GWR over the life of the agreement is approximately $8 million. Because one of the Company’s directors, Robert E. Parsons, Jr., is the Chief Financial Officer of and holds a participating interest in ER, the Company’s Board, with that director abstaining, reviewed and approved the transaction with ER, pursuant to the Company’s charter. Mr. Parsons has agreed to waive any distribution rights he had under his participation agreement with respect to this transaction. Under the terms of this agreement, during the year ended December 31, 2006, the Company received $195,000 for access fees for 2007, which are being deferred for recognition as income in future periods.
On May 19, 2006, a subsidiary of the Company completed its acquisition of the remaining interests in DRR LLC, which owns all of the equity of DR Subsidiary, the owner of the Desert Ridge Resort. One of the members of DRR LLC was DRR Ltd., a limited partnership in which a corporation owned and controlled by the Company’s Chairman of the Board and director, James M. Seneff, Jr., and the Company’s Vice Chairman of the Board and director, Robert A. Bourne, is the general partner. For additional information, see “Note 7. Investments in Unconsolidated Entities.”
The Company owned a 9.901 percent interest, as a limited partner, in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which certain affiliates of CFG lease office space. CFG is indirectly wholly-owned by Mr. Seneff, Chairman of the Board and director, and his wife. Robert A. Bourne, Vice-Chairman of the Board and director, is an officer of CFG. The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., a Florida limited partnership, which had a 1 percent interest as general partner of the Owner and whose general partner is indirectly wholly-owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly-owned by Messrs. Seneff and Bourne, and which had a 49.495 percent interest, as a limited partner, in the Owner; CNL Retirement Properties, Inc., or its successor, which had a 9.901 percent interest, as a limited partner, in the Owner; National Retail Properties, Inc., which had a 24.7525 percent interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which had a 4.9505 percent interest, as a limited partner, in the Owner. The Company also owned a 9.9 percent interest in CNL Plaza Venture, Ltd. The remaining interests in CNL Plaza Venture, Ltd. were held by the same entities in the same proportion described above with respect to the Owner. Results of operations for the Owner and CNL Plaza Venture, Ltd. are reported in “Note 7. Investments in Unconsolidated Entities.” On October 3, 2006, the Company entered into agreements with CNL Corporate Investors, Ltd. to sell its 9.901 percent limited partner partnership interest in the Owner and its 9.9 percent limited partner partnership interest in CNL Plaza Venture, Ltd. In connection with the agreements between CNL Investors, Ltd. and the Company, the disinterested members of the Board received an opinion from a financial institution that the aggregate purchase price to be received by the Company in connection with the sale of its limited partnership interests in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. pursuant to the agreements was fair from a financial point of view. The sale was completed on October 31, 2006.
In addition, in 2004, the Owner conveyed a portion of the premises underlying the parking structure adjacent to its office building to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60 percent interest and 40 percent interest, respectively, as part of the development of the premises surrounding the building. The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd. In connection with this transaction, the Owner received an ownership interest in a cross-bridge and an anticipated benefit from

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
a reduction in the allocation of its operating expenses for the garage. In addition, in 2006 the Owner received a purchase price adjustment based on a subsequent appraisal of the property of $1.9 million.
The Company maintains bank accounts in a bank in which Messrs. Seneff and Bourne serve as directors, and in which CFG, an affiliate of the Former Advisor, is a stockholder. The amounts deposited with this bank were approximately $39.0 million and $39.8 million at December 31, 2006 and 2005, respectively.
CTM engaged Dustin/Massagli LLC, a company in which one of the Company’s previous directors is president, a director and a principal stockholder, to manage its business. In September 2005, EMTG, LLC was dissolved and the Company wrote off its remaining investment in CTM as of December 31, 2004.
The Company may compete with certain of its former affiliates who may seek to acquire properties that, while not directly in our industry, could satisfy its acquisition criteria. CNL Income Properties, Inc. (“CIP”), an entity in which two of the Company’s Directors also serve as directors of CIP, seeks to acquire leisure properties, such as marinas, golf course operations and ski resorts. Although those properties are not considered a part of the Company’s industry, a leisure property could contain a hotel or resort that satisfies the acquisition criteria of CIP and the Company. In the event that a property which includes a hotel or resort becomes available, and the property is a suitable investment for both CIP and the Company, CIP has given the Company a right of first offer if the hotel or resort has generated more than 50 percent of the revenues from such property during the immediately preceding 12 months. Further, in the event that a portfolio of properties which includes a hotel or resort becomes available and the portfolio is a suitable investment for both CIP and the Company, the Company has been granted a right of first offer if more than 50 percent of the revenues from such portfolio during the immediately preceding twelve months were generated by hotels or resorts. CIP may revoke the Company’s right of first offer at any time.
In connection with the KSL Acquisition, the Company acquired a corporate plane which was subject to a capital lease with a remaining term of six years and operated by an unaffiliated third party. During the year ended December 31, 2004, the Former Advisor chartered the plane from the unaffiliated third-party operator on competitive terms. Neither the Former Advisor nor its officers chartered this plane during 2005 or 2006. In connection with the charter activity, the Company received expense reimbursements of approximately $0.1 million for the charges incurred by the Former Advisor. These payments have been recorded as a reduction in expenses. The agreement with the unaffiliated third party that operates the plane expired on September 30, 2004. In February 2006, the Company sold the plane to an unaffiliated third party and recognized a net loss of approximately $1.3 million resulting from the early termination fee of the underlying capital lease.
17. Concentration of Risk:
During the year ended December 31, 2006, a significant portion of the Company’s hotel and resort revenues (excluding those relating to the 32 properties held for sale) was earned from 33 Properties operating as various Marriott brands (including Marriott Hotels & Resorts, JW Marriott Hotels & Resorts, Renaissance Hotels & Resorts, Courtyard by Marriott, Residence Inn by Marriott, Fairfield Inn by Marriott, TownePlace Suites by Marriott, Spring Hill Suites by Marriott and The Ritz-Carlton Hotel Company, L.L.C.), and 17 Properties operating as various Hilton brands (including Doubletree, Embassy Suites Hotels, Hilton Hotels, Homewood Suites by Hilton and Hampton Inn). As previously disclosed, in January 2006, Hilton acquired three of the management agreements previously held by KMO, thereby increasing significantly the Company’s concentration of operations risk with Hilton. The Company sold its interest in the fourth Property managed and operated by KMO, the Hotel del Coronado, in January 2006. Failure of any of these brands or operators would significantly impact the Company’s results of operations, including its ability to generate hotel and resort revenues, related earnings and cash flows which, in turn, would significantly impact its ability to service its debt and make distributions to its stockholders. In 2006, one of the Company’s Properties, the Grand Wailea Resort and Spa, generated more than 10 percent of its total hotel and resort revenues. Although the Company’s Properties are located in 19 states, the District of Columbia and Canada, there is a significant concentration of operating revenues from the Company’s 34 Properties located in California, Florida, Texas, Hawaii

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
and Arizona. As a result, in addition to adverse developments in the U.S. economy and in the lodging industry generally, adverse events or conditions in those markets or the specific Properties, such as a localized economic recession or an increase in state or local tax rates, or adverse weather related events or natural disasters could have a disproportionately adverse effect on the Company’s results of operations, financial condition, and cash flows including its ability to service debt and to make distributions to its stockholders.
18. Stockholders’ Equity:
On July 30, 2004, the Company’s stockholders also approved an increase in the number of authorized equity shares. On April 21, 2006, the Company amended Article VII, Section 7.1 of its charter by increasing the total number of shares of capital stock which it is authorized to issue to 3.675 billion (3,675,000,000) shares, consisting of 3 billion common shares, $0.01 par value per share (as described in Section 7.2(b) of the charter), 75 million preferred shares, $0.01 par value per share (as described in Section 7.3 of the charter) and 600 million of excess shares, $0.01 par value per share (as described in Section 7.7 of the charter) (the “Excess Shares”). Of the 600 million Excess Shares, 585 million are issuable in exchange for common shares and 15 million are issuable in exchange for preferred shares.
On August 27, 2004, the Company’s stockholders approved certain additional amendments to the Company’s Charter and bylaws. On June 20, 2006, the Company’s stockholders approved certain amendments and restatements of the Company’s Articles of Amendment and Restatement. For additional information on the amendments to the Charter and bylaws, see “Note 20. CNL Hospitality Corp. Merger and Other Matters.”
In December 2004, the Company filed a registration statement on Form S-3 with the SEC to register additional shares of common stock issuable under its Distribution Reinvestment Plan (“DRP”). Under the terms of the DRP, stockholders who elect to participate in the plan may automatically reinvest quarterly distributions they are entitled to receive through the purchase of our common stock. The purchase price for shares under the DRP will be (i) during a period in which we are conducting a best-efforts offering, the per share offering price for plan shares under the Company’s then current best-efforts offering, (ii) if there is no current best efforts offering, $19.00 per share, unless adjusted by the Company’s Board of Directors, which price shall in no event be less than 95 percent of the fair market value as determined by the Board of Directors, or (iii) following the listing of our shares on a national stock exchange or the inclusion of the Company’s shares for quotation on the Nasdaq National Market System, which the Company refers to as listing or listed, at the market price on the exchange or quotation system. In June 2006, the Company filed a post-effective amendment to the registration statement filed in December 2004 on Form S-11 to register additional common shares under its DRP, the terms of which were in essence the same as those contained in the registration statement filed in December 2004. As of December 31, 2006, the purchase price for shares under the plan was $19.00 per share. Until the shares of the Company’s common stock are listed or the Company’s Amended and Restated Redemption Plan (the “Redemption Plan”) is terminated, the Company will use the proceeds from the sale of shares of common stock which the reinvestment agent purchases under the DRP to redeem shares pursuant to the Redemption Plan. If the Redemption Plan is terminated, the Company may use the DRP proceeds for the acquisition or improvement of hotel and resort properties, to make mortgage loans or for general corporate purposes.
19. Commitments and Contingencies:
     On August 16, 2004, a stockholder filed a complaint in the United States District Court for the Middle District of Florida against, among others, the Company, the Former Advisor, certain affiliates of the Company and of the Former Advisor, and certain Directors and officers, including James M. Seneff, Jr., Robert A. Bourne, Thomas J. Hutchison III, John A. Griswold, Craig M. McAllaster and Robert E. Parsons, Jr. (the “Defendant Directors”). The complaint asserted claims on behalf of two putative classes, those persons who purchased the Company’s shares during the class period pursuant to certain registration statements and those persons who received and were entitled to vote on the proxy statement, dated May 7, 2004, as amended. The complaint alleged violations

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, as amended, based upon, among other things, allegations that (i) the defendants used improper accounting practices to materially inflate our earnings to support the payment of distributions and bolster our share price; (ii) conflicts of interest and self-dealing by the defendants resulted in excessive fees being paid to the Former Advisor, overpayment for certain Properties which we acquired and the proposed merger between us and the Former Advisor; (iii) the proxy statement and certain registration statements and prospectuses contained materially false and misleading statements; and (iv) the individual defendants and the Former Advisor breached certain of their fiduciary duties. The complaint sought, among other things, certification of the two putative classes, unspecified monetary damages, rescissory damages, to nullify various stockholder approvals obtained at the 2004 annual meeting, payment of reasonable attorneys’ fees and experts’ fees, and an injunction enjoining the proposed, but later postponed, underwritten offering and listing until the Court approved certain actions, including the nomination and election of new Independent Directors and retention of a new financial advisor.
     In addition, on September 8, 2004, a second putative shareholder complaint was filed against us in the United States District Court for the Middle District of Florida containing allegations that were substantially similar to those contained in the shareholder lawsuit filed on August 16, 2004 described above. On November 10, 2004, the two complaints were consolidated. On December 21, 2004, the Court designated lead plaintiffs for each of the two putative classes. Subsequently, various amended complaints were filed and were the subject of various motions to dismiss and strike and rulings thereon. On December 16, 2005, the Court entered an order postponing resolution of a pending motion to dismiss and strike plaintiffs’ Consolidated Second Amended Shareholder Complaint, pending settlement discussions among the parties.
     On April 3, 2006, after execution of the Amended Advisor Merger Agreement (as defined below), counsel for us, the Former Advisor, CNL Securities Corp., and certain of our current and former directors and officers, including Messrs. Seneff, Bourne, Hutchison, Griswold, McAllaster, Parsons, Adams, and Dustin, executed a stipulation of settlement (the “Stipulation”), consistent with the terms of a non-binding Memorandum of Understanding, dated February 6, 2006, which set forth the terms of an agreement for the settlement of the Class Action Lawsuit. Under the terms of the Stipulation, two settlement classes would be certified (i) a class of all persons who purchased or otherwise acquired the our securities issued or offered pursuant to or by means our registration statements and/or prospectuses between August 16, 2001 and August 16, 2004, inclusive (the “Purchaser Class”), and (ii) a class of all persons who were entitled to vote on the proposals presented in the proxy statement filed by us, dated June 21, 2004, as amended or supplemented by the additional proxy solicitation materials filed on July 7, July 8 and July 20, 2004 (the “Proxy Class”). We and the other defendants have denied and continue to deny liability or any act of negligence or misconduct, but in exchange for a release and resolution of the Class Action Lawsuit, we and the other defendants agreed to settle the Class Action Lawsuit.
     Under the terms of the Stipulation, in connection with the Purchaser Class claims, we will pay a total of $35 million, consisting of $3.7 million to be paid by January 15, 2007 (which amount was paid by such date), $15.65 million to be paid by January 15, 2008, and $15.65 million to be paid by January 15, 2009, which payments will be deposited into a settlement fund account to be administered by plaintiffs’ counsel. Plaintiffs’ counsel sought a fee with respect to the Purchaser Class equal to 25 percent of all amounts paid by us into the settlement fund account, totaling approximately $8.75 million, plus expenses. The proceeds in the settlement fund, plus any applicable interest, less approved fees and expenses will be distributed to stockholders who are members of the Purchaser Class. In connection with the Proxy Class and derivative claims, we and the other defendants who were our directors during the negotiation and execution of the Amended Advisor Merger Agreement, the Amended and Restated Renewal Agreement, and the Payment Agreement (the “New Agreements”) acknowledged that the Class Action Lawsuit was among the material factors taken into account in connection with the terms of the New Agreements. As required by the terms of the Stipulation, we also provided plaintiffs’ counsel with an opportunity to review and comment on the Company's proxy statement relating to a special meeting of our stockholders for the Advisor Merger and all related materials for the purposes of compliance with all applicable securities and corporate fiduciary laws, rules, and

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
regulations. In addition, as a part of the settlement of the Class Action Lawsuit, the Company has adopted or will maintain certain corporate governance measures, including (i) a mechanism for a committee of the Board comprised solely of three Independent Directors to review and approve any proposal by us to our stockholders to approve an amendment to the Charter to extend the date specified in the Charter by which we must commence an orderly liquidation (and that any final evaluation by the advisor to such directors be provided to plaintiffs’ counsel for review), and (ii) the maintenance of a committee of the Board, consisting solely of directors who do not have a financial interest in the transaction being considered, to review and approve all related-party transactions. Plaintiffs’ counsel sought a fee and a portion of reimbursable expenses with respect to the Proxy Class and derivative claims in the amount of $5.5 million which the Company paid in the third quarter of 2006.
     The Special Litigation Committee of the Board determined that (i) the settlement was advisable and in our best interest and approved the settlement and implementation of its terms, and (ii) under the indemnification agreements with the Defendant Directors then in effect and under the Amended Advisory Agreement, the Defendant Directors and the Former Advisor would be entitled to indemnification in connection with the Class Action Lawsuit and that we should not seek contribution or reimbursement of advanced expenses from these parties in connection with the Class Action Lawsuit.
     Under the terms of the Stipulation, the named plaintiffs in the Class Action Lawsuit and their legal counsel agreed to fully support stockholder approval of the Amended Advisor Merger and associated charter amendments as being fair and reasonable, and in the best interests of us and our stockholders.
     By Order dated April 21, 2006, the Court preliminarily approved the fairness of the settlement of the Class Action Lawsuit, and at a hearing held on July 26, 2006, the Court determined the settlement to be fair, reasonable, and adequate, and declared that it will be approved. On August 1, 2006, the Court entered the Order Granting Final Approval of the Settlement. The Court also issued a written Memorandum Opinion approving the request for an award of $5.5 million for attorneys’ fees for the Proxy Class claims, reducing the fee award for the Purchaser Class claims from the requested $8.75 million to $7.0 million, and approving the requested amounts for expenses for both types of claims. On August 2, 2006, the Court entered an Order directing the clerk to close the file.
     The Company accrued $34.2 million for the settlement as of December 31, 2005, representing the present value of the total settlement estimate of $40.5 million, and recognized the related charge as an expense for litigation settlement in our statement of operations for the year ended December 31, 2005. During the year ended December 31, 2006, we recognized approximately $2.9 million in interest expense pertaining to the accrued liability. During the year ended December 31, 2006, we paid $5.5 million of the settlement, in accordance with the stipulation, to cover certain costs and expenses related to the settlement, and to pay the stipulated attorneys fees in connection with the proxy class. In addition in January 2007 we paid the first settlement payment of $3.7 million.
     Parent has agreed in the Merger Agreement to assume our liabilities under the Stipulation, including payment of the settlement amounts into the settlement fund account.
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     On January 15, 2007, the Company entered into a Settlement Agreement and Policy Release (the “Twin City Settlement”) whereby Twin City irrevocably acknowledged its coverage obligations under the Twin City Policy and agreed to pay us an aggregate of $7.9 million under our Twin City Policy, which was in addition to the prior payments to us under the Twin City Policy in the aggregate amount of $1.6 million including $1.0 million paid in 2005. The amounts reimbursed in respective years were recognized in our statement of operations for the years ended December 31, 2006 and 2005 as reductions of the legal costs incurred and the litigation settlement expense in amounts allocated pursuant to the amounts stipulated in the Twin City Settlement as being so reimbursed. In March 2007, the Court issued rulings with respect to certain summary judgment motions that were adverse to the Company. The Company intends to appeal these rulings at the appropriate time. There can be no assurance that we will prevail in the remaining elements of the D&O Action.
     On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and the Company. On June 6, 2003, the complaint was amended. The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders was significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS Board and its financial advisor, (iii) we aided and abetted the RFS Board in connection with their breach of fiduciary duties, (iv) the RFS Board violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement was false and misleading. Among other things, the amended complaint seeks certification of the class action, an injunction enjoining RFS and us from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages. On July 1, 2003, the Company filed an answer to the amended complaint setting forth an affirmative defense and our general denials of the allegations set forth therein. The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction was denied on July 8, 2003 by the Circuit Court of Shelby County, Tennessee, 30 th Judicial District. On September 13, 2006, the Court dismissed all remaining claims against all defendants. On September 29, 2006, plaintiff filed a notice of appeal. In December 2006 we reached an agreement to settle this complaint for a diminimus amount in return for the plaintiff’s dismissal of the pending appeal and a full and complete release of all pending and possible claims related to this matter.
Lawsuits (and related appeals), claims and other legal or regulatory proceedings have been or may be instituted or asserted against the Company pertaining to its operations, offerings, unrecognized preacquisition contingencies and in the ordinary course of its business activities. Although the results of existing claims or litigation (and related appeals) cannot be predicted with certainty, the Company believes that the disposition of matters that are pending or asserted will not have a material adverse effect on its financial position, results of operations or liquidity.
As of December 31, 2006, the Company had commitments to fund furniture, fixture and equipment replacements and capital improvements at its Properties. During 2007, the Company expects to spend a total of $118.3 million on the replacement of furniture fixtures and equipment (“FF&E”) and capital improvements. Of this total, $84.2 million is expected to be funded from cash held in FF&E reserve accounts and $34.1 million is expected to be funded from our other sources of liquidity listed above. The Company also is committed to fund its pro rata share of working capital shortfalls and construction commitments for its joint ventures, if shortfalls arise. The Company does not anticipate any such shortfalls occurring at this time.
As of December 31, 2006, the Company was not able to redeem, pursuant to its Redemption Plan, all of the shares for which redemption requests were submitted during such quarter and the three previous quarters. As of March 12, 2007, there was a total of approximately 6.0 million shares of common stock, or approximately $113.3 million, using the share price of $19.00 (applicable for such redemption under the Redemption Plan), which had been submitted by stockholders for redemption through the fourth quarter of 2006. Prior to its entry into the Merger Agreement, the Company redeemed shares presented for redemption pursuant to the Redemption Plan, in part, based upon the timing of the redemptions requested and the amount raised under our DRP. In the quarterly period ended

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, funds received from the DRP totaled $9.4 million, of which $3.2 million were utilized to honor redemption requests. The DRP and the Redemption Plan were terminated or suspended effective March 31, 2007.
In August 2005, Hurricane Katrina made landfall in the Gulf Coast states of Louisiana, Mississippi and Alabama, causing relatively superficial structural damage to the New Orleans JW Marriott. The Company, in conjunction with certain provisions of its management agreements with Marriott, has comprehensive insurance coverage for property damage and business interruption through Marriott, the third-party operator of the property. The process for making claims under these policies was underway as of December 31, 2006. Recoveries, if any, under the business interruption insurance will not be recognized until the payments have been received and contingencies pertaining to such recoveries are sufficiently concluded. There can be no assurance that the Company will be successful in its efforts to obtain reimbursement for losses due to business interruption or in the amounts sought to be recovered. An uninsured loss or a loss in excess of insured limits could have a material adverse effect on the Company’s results of operations, financial condition and cash flows and thereby adversely impact its ability to service debt or make distributions to stockholders.
The Company’s inability to obtain or renew property insurance with sufficient coverage may cause the Company to be in violation of certain of its debt agreements and/or its third-party management agreements, which would require the Company to seek relief or waiver of such terms or potentially would require the Company to cure such violation, potentially by, among other things, acquiring additional coverage, if available, which could be on financial terms that the Company does not consider commercially reasonable. Under the terms of the third-party management agreements, the operator must notify the Company of any such non-compliance, and upon notice to the Company, the operator could seek out the additional coverage that would satisfy the terms of such agreements. While the Company does not expect to incur such cost, the cost of this additional coverage could have a material adverse effect on its results of operations and cash flows and thereby adversely impact the Company’s ability to make distributions to its stockholders.
As of December 31, 2005, the Company had a commitment to a third-party manager of one of its Properties to build a ballroom at an estimated total cost of $25.0 million. If the Company had not completed the ballroom by December 31, 2006, the management agreement related to this Property would have been amended such that the manager may earn an incentive management fee equal to all net operating income in excess of regular debt service on the Property up to a cumulative predefined amount. As of December 31, 2006, the ballroom was completed and operational.
Our Properties are operated under various management agreements with third party managers that call for base management fees, which generally range from 3 percent to 5 percent of hotel and resort revenues and have an incentive management fee provision related to the hotel’s profitability. The management agreements generally require us to set aside generally 3 percent to 5 percent of hotel and resort revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements have terms from 10 to 30 years and generally have renewal options. The Company may terminate certain management agreements if specified performance thresholds are not met. Pursuant to the terms of the management agreements, the third-party managers for most of the Company’s Properties provide the Properties with certain chain services which are generally provided on a central or regional basis to all hotels operated within that manager’s hotel system. Chain services typically include central training, advertising and promotion, reservation systems, payroll and accounting services, and other such services which may be more efficiently performed on a centralized basis. Expenses incurred in providing such services are allocated among all hotels managed by such third-party management companies on a fair and equitable basis. Additionally, the Company’s Properties participate in customer loyalty programs operated by certain of the management companies. The last of these programs is charged to all participating hotels within those managers’ hotel systems.
20. CNL Hospitality Corp. Merger and Other Matters:

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Original Merger Agreement
In April 2004, the Company entered into a merger agreement with, among others, the Former Advisor, as amended as of June 17, 2004 (the “Original Merger Agreement”). The Original Merger Agreement provided for the merger of the Former Advisor into a wholly-owned subsidiary of the Company’s (the “Original Merger”) and was approved by its stockholders at the 2004 Annual Meeting of Stockholders. The Original Merger Agreement provided that during the period from its execution, April 29, 2004, until the earlier of (i) the Original Merger becoming effective or (ii) the Original Merger Agreement being terminated, the Former Advisor would earn and be paid the following fees: (a) monthly Asset Management Fees as described below and (b) development fees earned by the Former Advisor or its subsidiaries in the ordinary course of business. Additionally, the Former Advisor would continue to be reimbursed for expenses incurred in the ordinary course of business in accordance with the terms of the Advisory Agreement, including but not limited to, accounting fees. During such period, under the Original Merger Agreement, the Former Advisor was not entitled to receive any other fees from us to which it otherwise would have been entitled under the Advisory Agreement.
Amended and Restated Merger Agreement
On April 3, 2006, the Company entered into the Advisor Merger Agreement. The Company’s Board approved the Advisor Merger Agreement upon the recommendation of a special committee comprised of three of the Company’s independent directors. The Advisor Merger Agreement amended and restated the Original Merger Agreement. The closing (the “Closing”) of the Advisor Merger occurred on June 21, 2006 (the “Merger Closing Date”). Pursuant to the Advisor Merger Agreement, Acquisition Sub was the surviving entity, and the separate corporate existence of the Former Advisor ceased to exist. Upon the Closing, all of the outstanding shares of capital stock of the Former Advisor (the “Former Advisor Shares”) were converted into 3.6 million of our common shares, which total number of shares was calculated by dividing $72 million by the Per Share Price (as defined in the Advisor Merger Agreement), and the Former Advisor Shares ceased to be outstanding and were canceled, retired and ceased to exist. Upon consummation of the Advisor Merger, the Former Advisor’s officers and other employees became the Company’s employees. As a result of the consummation of the Advisor Merger, the Amended Advisory Agreement (as defined below) between the Company and the Former Advisor was terminated and the Company became self-advised.
Prior to the consummation of the Advisor Merger, certain of the Company’s officers and directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares and, in conjunction with the consummation of the Advisor Merger, received, directly or indirectly, an aggregate of 3.24 million of our common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Advisor Merger, and received 360,000 common shares of the Company’s in the Advisor Merger. James M. Seneff, Jr., the Chairman of the Board and a director of the Company’s, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Advisor Merger. Prior to the Advisor Merger, Mr. Seneff also directly owned an additional approximately 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of the Company’s common shares in the Advisor Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of the Company’s, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of the Company’s common shares in the Advisor Merger. Messrs. Hutchison, Griswold, Strickland, Bloom and Verbaas, officers of the Company’s and former officers of the Former Advisor, owned an aggregate of approximately 15.54 percent of the Former Advisor Shares, and, as a result, in connection with the Advisor Merger, they received 251,118, 99,990, 151,117, 37,267 and 19,998 common shares of the Company’s, respectively. Prior to the consummation of the Advisor Merger, the Former Advisor owned 10,000 common shares of the Company, which were assumed by the Company and retired in connection with the Advisor Merger. Separately, a company owned and controlled by Messrs. Seneff and Bourne owns 12,500 common shares of the Company.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Transition Services Agreement
On June 21, 2006, in connection with the consummation of the Advisor Merger, the Company entered into a transition services agreement with CFG (the “Transition Services Agreement”), pursuant to which CFG provided or provides the Company with investor relations support, software services, data center services, administration of certain external legal billing services and certain other office services. CFG charges or charged the Company for each particular service (other than the administration of certain external legal billing services) at CFG’s historical cost without any profit mark-up, which are the same fees or rates that CFG charges to its other customers (which are all either subsidiaries or other affiliates of CFG), and the fees payable by us to CFG for legal billing services are an annual fixed amount agreed upon in advance without any profit mark-up. The Transition Services Agreement was automatically renewed for six months as of March 31, 2007. The Transition Services Agreement is terminable without penalty by the Company upon ninety (90) days’ prior written notice to CFG prior to the end of the initial term or any renewal term. At the Company’s sole option, it may terminate (i) any or all services, other than the investor relations, call center and legal billing services, either in whole or in part, under the Transition Services Agreement upon thirty (30) business days’ prior written notice to CFG, and (ii) the investor relations, call center and/or the legal billing services upon ninety (90) days’ prior written notice to CFG. The Transition Services Agreement is also terminable at any time without penalty by CFG upon one hundred and eighty (180) days’ prior written notice to the Company. Pursuant to this agreement, the Company recorded an expense of $0.7 million for the period June 21, 2006 through December 30, 2006. Pursuant to the terms of the Transition Services Agreement, on October 24, 2006, the Company gave 90 days’ written notice to CFG of its intent to terminate the legal billing services portion of the agreement. However, these services will continue to be provided by CFG on an interim basis until mid April 2007.
Brand License Agreement
On June 21, 2006, in connection with the consummation of the Advisor Merger, the Company entered into a brand license agreement with CNL Intellectual Properties, Inc., an affiliate of CFG (the “Brand License Agreement”), with respect to the use of the CNL mark and brand. The Brand License Agreement does not provide for the payment of a licensing fee by the Company and provides for various termination rights by CNL Intellectual Properties, Inc. upon twelve (12) months’ prior written notice to us in the event:
•	Mr. Seneff is involuntarily removed as a member of our Board by the Company’s stockholders or the Board;

•	the Company terminates the Tower II Lease (as defined below), provided that, if the Company’s termination of the Tower II Lease is the result of a material breach by the other party, and CFG or its affiliates terminate the Brand License Agreement, CFG is obligated to pay the Company a $2 million termination fee;

•	the Company is involved in certain extraordinary corporate transactions, such as a merger, a dissolution, or sale of all or substantially all of its assets; or

•	a majority of the Board are persons other than persons for whose election proxies have been solicited by the Board.
Registration Rights Agreement; Lock-Up Letters
On June 21, 2006, in connection with the consummation of the Advisor Merger, the Company entered into a registration rights agreement with the Former Advisor’s stockholders (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company granted the former stockholders of the Former Advisor (the “Former Advisor Stockholders”) certain registration rights with respect to the common shares they received in the

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Advisor Merger. These registration rights require the Company, on up to two occasions on demand of holders of shares with an aggregate offering price equal to at least $10 million, to use its commercially reasonable best efforts to prepare and file a registration statement within ninety (90) days of the demand that covers the resale of those shares, and the shares of any other holders of registration rights electing to participate in the registration. In addition, the Registration Rights Agreement provides that the Company is required to give the holders of registration rights notice at least thirty (30) days prior to the proposed date of filing a registration statement for the offer and sale of common shares for the Company or for any other selling stockholder, and provide these holders with the opportunity to participate and have their common shares included in the registration statement, subject to customary underwriter cutback provisions. This participation right does not apply to registration statements related to an employee benefit plan, a dividend or distribution reinvestment plan or on Form S-4 or Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement provides the Company will bear all expenses incident to its obligations under the Registration Rights Agreement, other than any underwriting fees, discounts or commissions, or any out-of-pocket expenses of the persons exercising the registration rights, or any transfer taxes relating to the resale of their shares. Notwithstanding the foregoing, the Company will have no obligation to fulfill any registration obligations with respect to the Registration Rights Agreement until one hundred and eighty (180) days after a Listing (as such term is defined in the Registration Rights Agreement).
In connection with their registration rights, on June 21, 2006 each of the Former Advisor Stockholders (other than Five Arrows) entered into the Lock-Up Letters (the “Lock-Up Letters”) in connection with the Advisor Merger. The Lock-Up Letters prohibit the direct or indirect Transfer (as such term is defined in the Lock-Up Letters) or public announcement of an intention to Transfer any common shares or any securities convertible into or exercisable or exchangeable for our common shares or warrants, options or other rights to purchase or otherwise acquire our common shares the Former Advisor Stockholders may now or later own of record or beneficially (collectively, “Stockholder Shares”) during the first six (6) months after the Merger Closing Date. In addition, the Lock-Up Letters prohibit the direct or indirect Transfer or public announcement of an intention to Transfer of any Stockholder Shares in excess of one-half of the number of common shares received by these Former Advisor Stockholders in the Advisor Merger during the period between the six (6) month anniversary and the one (1) year anniversary of the Merger Closing Date.
Pledge and Security Agreement
On June 21, 2006, in connection with the consummation of the Advisor Merger, the Company entered into a pledge and security agreement with the Former Advisor Stockholders (excluding Five Arrows) (the “Pledge and Security Agreement”), pursuant to which the Former Advisor Stockholders (other than Five Arrows) pledged on a pro-rata basis in favor of the Company and Acquisition Sub an aggregate of 750,000 of our common shares (the “Pledged Shares”) as security for their indemnification obligations under the Advisor Merger Agreement. Under the terms of the Pledge and Security Agreement, the Company holds a first priority security interest in the Pledged Shares for a period ending on the later of (i) the fourth anniversary of the Merger Closing Date or (ii) the resolution of all indemnification claims asserted by us under the Advisor Merger Agreement.
Tower II Lease
On June 21, 2006, in connection with the consummation of the Advisor Merger, the Company assumed the lease agreement, dated as of November 23, 2005, between CNL Plaza II, Ltd., a Florida limited partnership (which is wholly owned by Messrs. James M. Seneff, Jr. and Robert A. Bourne, directors of ours), as the landlord, and the Former Advisor, as the tenant (the “Tower II Lease”). In connection with the assumption of the Tower II Lease, the Company (i) assumed all of the Former Advisor’s rights and obligations as tenant under the Tower II Lease and (ii) reimbursed CFG for its out-of-pocket costs and expenses incurred as of June 21, 2006 in connection with (A) the purchase of the Former Advisor’s furniture, fixtures and equipment for the office space covered by the Tower II Lease, and (B) amounts paid by the Former Advisor to the landlord under the Tower II Lease for the cost of improvements to such office space that are in excess of the tenant improvement allowance under the Tower II Lease.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amount reimbursed by the Company was approximately $3.2 million. In connection with the Tower II Lease, the Company makes monthly rental payments of approximately $98,000 and have recognized approximately $0.7 million of rental expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.
Five Arrows Note
Pursuant to the terms of the Advisor Merger, on the Merger Closing Date, the Company assumed a note issued by the Former Advisor to Five Arrows (the “Five Arrows Note”), which as of the Merger Closing Date had an outstanding principal balance of $7.625 million, plus accrued but unpaid interest. On June 22, 2006, the Company repaid the Five Arrows Note in full. The Former Advisor had been obligated to make all principal and interest payments under the Five Arrows Note through June 30, 2006.
CHP Note
On the Merger Closing Date and prior to the Advisor Merger, the Former Advisor assigned the Promissory Note (as defined below) in the principal amount of $27 million (of which the final principal balance of $12 million was paid in January 2007), issued by us to the Former Advisor, to CREG, one of its former stockholders. For additional information regarding the Promissory Note, see “Note 16. Related Party Transactions.”
Employment Agreements
The Company entered into employment agreements, which became effective on the effective date of the Advisor Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Executive Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006; and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (collectively, the “Employment Agreements”). Each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements includes covenants protecting the Company’s confidential information and intellectual property. The Employment Agreements also contain covenants regarding non-solicitation and non-competition. Each of the Employment Agreements resulted from an arms-length negotiation between the Compensation Committee of the Company’s Board of Directors and the respective executive.
In connection with the Merger Agreement Amendment, we and each of Thomas J. Hutchison, III, our Chief Executive Officer, John A. Griswold, our President and Chief Operating Officer, and C. Brian Strickland, our Executive Vice President and Chief Financial Officer (collectively, the “Executives”), agreed to amend each of the Executives’ employment agreements and deferred share award grant notices (collectively, the “Executive Agreement Amendments”) to cancel approximately 116,120, 48,780 and 48,780 common shares subject to deferred share awards held by the Executives, respectively, in order to allow us to implement the enhanced severance and retention bonus program described above pursuant to the Merger Agreement Amendment, in the aggregate amount of approximately $4.4 million. The Buyer Parties consented to the Executive Agreement Amendments pursuant to the Merger Agreement Amendment and we updated our representation in the Merger

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Agreement as to certain employment matters to reflect the Merger Agreement Amendment and Executive Agreement Amendments.
Deferred Share Grants
Each executive with an Employment Agreement and certain other employees also received certain time-based deferred shares, which vest over a period of time, and certain additional deferred shares, which are subject to vesting based on the achievement of certain performance criteria. (For additional information, see “Note 22. Stock-Based Compensation for Employees.”)
Bonus Payments
On June 20, 2006, the Compensation Committee approved, contingent on the consummation of the Advisor Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Advisor Merger, became employees of the Company’s. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to the Company as part of the consummation of the Advisor Merger. As part of this advance bonus payment, Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen received bonus payments in the amounts of $763,875, $442,125, $337,500, $216,562.50 and $123,750, respectively.
21. Stock-Based Compensation for Directors:
Effective February 25, 2005, the Company’s Board of Directors approved a Deferred Fee Plan (the “Plan”) for the benefit of its Directors and their beneficiaries. Under the terms of the Plan, Directors may elect to defer the receipt of cash fees (“Cash Fees”) and stock fees (“Stock Fees”, and collectively with the “Cash Fees”, the “Fees”) for their services as directors. Pursuant to a Deferred Fee Agreement (the “Deferred Fee Agreement”), each Director elects the type of Fees to be deferred (Cash Fees and/or Stock Fees), the percentage of such Fees to be deferred, and the future date of distribution of the deferred Fees and any earnings thereon. Under the Deferred Fee Agreement (i) deferred Cash Fees may be directed to a deferred cash account or invested in a deferred stock account and (ii) deferred Stock Fees may only be directed to a deferred stock account. Elections to defer such Fees remain in force for subsequent years, unless amended or revoked within the required time periods.
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
22. Stock-Based Compensation for Employees:
In 2004, the Company’s stockholders approved and the Company adopted a long-term incentive plan and reserved 5,000,000 shares (after giving effect to the August 2, 2004, reverse stock split) of its common stock for issuance as equity awards pursuant to the terms of the Company’s Long-Term Incentive Plan. The Long-Term Incentive Plan is administered by the Compensation Committee made up of three independent Directors of the Company’s Board. The Company records compensation costs for equity awards based upon the fair value of the award on the date of grant as determined under GAAP generally and SFAS No. 123R specifically.
Executive Officer Deferred Share Grants
Effective as of June 21, 2006, the effective date of the Advisor Merger, the Company granted to each of Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen (collectively, the “Executive Officers”) 2,284,650 deferred shares, comprising 411,237 time-based deferred shares, which vest over a period of time so long as the recipient continues to perform services for the Company as described below (“Time Based Shares”) and 1,873,413 performance-based deferred shares, which are subject to vesting based on the achievement of certain performance criteria as described below (“Performance Based Shares”) (together, the “Executive Officer Deferred Shares”), 370,439 of such deferred shares vested and 246,602 were issued (after the netting of shares to pay applicable withholding taxes) on December 31, 2006, and the balance of 1,914,211 remained unvested at December 31, 2006.
The amount of deferred shares granted to each Executive Officer effective as of June 21, 2006 is indicated below:

Number of
Name	Deferred Shares
Thomas J. Hutchison III	850,500
John A. Griswold	662,900
C. Brian Strickland	465,000
Barry A. N. Bloom	175,000
Greerson G. McMullen	131,250
Pursuant to the Executive Agreement Amendments Thomas J. Hutchison III, John A, Griswold, and C. Brian Strickland agreed to cancel approximately 116,120, 48,780 and 48,780 of the aforementioned deferred shares, respectively.
In addition, on September 6, 2006, in connection with the promotion of Mr. McMullen from Senior Vice President to Executive Vice President, effective August 31, 2006, Mr. McMullen was awarded an additional deferred share award grant of 24,000 shares, which will vest generally in the same manner as Mr. McMullen’s original deferred share award. As of December 31, 2006, 3,892 of these shares were vested and 20,108 remained unvested.
Such issuances were granted to the Executive Officers pursuant to the terms of each of their employment agreements with the Company and the applicable terms of the Company’s 2004 Omnibus Long-Term Incentive Plan. Pursuant to the deferred share award agreements and notices, with respect to the Time Based Shares, each Executive Officer became vested in the deferred shares as to 25 percent of such deferred shares on December 31st of 2006, and will become vested in 25 percent of such stock on December 31st of 2007, 2008 and 2009, subject to the Executive Officer’s continued service with the Company. With respect to the Performance Based Shares, each Executive Officer became vested in 1/7th of such deferred shares on December 31, 2006, and will vest in up to 2/7th of such deferred shares for each of the years ending on December 31st of 2007, 2008 and 2009, with the amount of shares vesting being based on the achievement of the performance goals for the respective performance period. In addition, for the Executive Officers and Messrs. Verbaas and Patten, any deferred shares which do not vest during their original performance period may vest based on cumulative performance goals for the aggregate performance period

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
beginning at the start of the 2006 performance period and ending December 31, 2009. As of December 31, 2006 all eligible shares had vested and were not subject to cumulative performance goals.
For 2006, the performance goals were based on earnings before interest, taxes, depreciation and amortization, adjusted for certain additional items as determined by the Compensation Committee, (“adjusted EBITDA”) and funds from operations, adjusted for certain additional items as determined by the Compensation Committee, (“adjusted FFO”), with seventy percent of the vesting based on adjusted EBITDA and thirty percent of the vesting based on adjusted FFO. For 2006, all of the performance-based vesting deferred shares eligible to vest were vested.
The vesting of the Executive Officer Deferred Share Awards may be accelerated in certain circumstances. The Employment Agreements for the Executive Officers and Messrs. Verbaas and Patten contain provisions allowing for the acceleration of shares eligible to vest in the current year (treating the performance criteria for the applicable year(s) as fully satisfied for the Performance Based Shares) for all terminations which render the executive officer eligible to receive his severance package prior to a change in control. In the event of a change in control of the Company (as such terms are defined in the respective employment agreements), the deferred share awards for the Executive Officers and Messrs. Verbaas and Patten may vest in full (as generally described in the Company’s definitive proxy statement filed with the SEC on May 12, 2006). In addition, upon a change in control, as described in the 2004 Long-Term Omnibus Incentive Plan (which was filed with the Company’s definitive proxy statement filed with the SEC on June 21, 2004), as amended, if the deferred share awards for the Executive Officers or Messrs. Verbaas and Patten are not assumed, as provided in the 2004 Long-Term Omnibus Incentive Plan, as amended, the awards will vest in full as provided in the 2004 Long-Term Omnibus Incentive Plan.
Other Deferred Share Grants
Effective as of June 21, 2006, the effective date of the Advisor Merger, certain other employees, including Messrs. Verbaas and Patten, were granted a total of 565,600 deferred shares, comprising 180,400 Time Based Shares and 385,200 Performance Based Shares (“Other Deferred Share Grants”), of which 98,622 vested and 70,261 were issued (after the netting of shares to pay applicable withholding taxes) on December 31, 2006, and the remaining 466,978 were unvested at December 31, 2006. The Time Based Shares will vest in the same manner as described above under Executive Officer Deferred Share Grants. The Performance Based Shares for 2006 vested in the same percentage as described above under Executive Officer Deferred Share Grants, and were also based on adjusted EBITDA and adjusted FFO for 2006. In the event of a change in control of the Company, as defined in the respective deferred share award agreements for such employees, all of the Time Based Shares for the non-executive employees will be immediately vested.
Terms Applicable to All Deferred Share Grants
For both the Performance Based Shares of the Executive Officer Deferred Share Grants and the Other Deferred Share Grants, the performance criteria for each year after 2006 are to be determined in the first quarter of each year; because of this, the grant-date fair value for the Performance Based Shares scheduled to vest on each of December 31, 2007, 2008 and 2009 cannot be currently estimated, and no compensation expense associated with those awards was recognized in 2006. The grant-date fair value for the portion of the Performance Based Shares vesting in years subsequent to 2006 will be determined on the date that the Compensation Committee sets that particular year’s performance objectives and that the employer and employee have a mutual understanding of the key terms and conditions of the share-based compensation arrangement.
In addition, for the Executive Officers and Messrs. Verbaas and Patten, with respect to deferred shares that may not vest based on prior performance goals for any of the years 2007, 2008 or 2009, such deferred shares may vest on December 31, 2009 upon achievement of cumulative performance goals for the performance period beginning with the start of the 2006 performance period and ending December 31, 2009. Cumulative performance goals for the period June 21, 2006 through December 31, 2009 are determined by the Compensation Committee, and a fair value will be determined and assigned to any Performance Based Shares which do not vest at December 31, 2007, 2008,

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
or 2009. That additional compensation cost will be recognized, net of forfeitures, for the period from the determination of the cumulative performance goals through December 31, 2009.
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
There is currently no readily determinable fair market price for the Company’s common stock since the Company’s common stock is not actively traded on an open market or stock exchange. The grant-date fair value of all of the Time Based Shares and of the portion of the Performance Based Shares that vested in 2006 was estimated as $20.00.
The Company has used a forfeiture rate of zero percent as of December 31, 2006, which reflects management’s determination on that date that substantially all of the shares granted are expected to vest, and which has remained unchanged since June 30, 2006.
Compensation expense for the Time Based Shares is measured at the fair value of the underlying stock at the date of grant and is recorded on a straight-line basis over the requisite service period, except for 2006, in which 25 percent of the cost was amortized over 6.33 months since 25 percent of the stock vested at December 31, 2006. Pursuant to SFAS No. 123R, the amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. The total amount of compensation cost for the Time Based Shares is expected to be $11.9 million; and will be amortized through December 31, 2009. Compensation expense associated with the Performance Based Shares is also recorded on a straight-line basis over the requisite service period, and is subject to adjustments for changes in estimates relating to the achievement of the established performance goals, which are evaluated at each reporting date. The 2006 compensation costs related to these awards is approximately $6.5 million for the year ended December 31, 2006.
Compensation expense, net of estimated forfeitures, was $9.5 million for the year ended December 31, 2006, related to the award of both Time Based Shares and Performance Based Shares. There was no expense in the comparable prior year periods.
As of December 31, 2006, there were approximately $8.9 million in unamortized deferred compensation costs related to Time Based Shares, with a weighted average remaining term of 3 years.
23. Defined Contribution Plan:
Effective as of the date of the Advisor Merger, the Company assumed the defined contribution retirement plan (the “Retirement Plan”) that covers employees meeting eligibility requirements. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches 50 percent of the participants’ contributions up to a maximum of seven percent of a participant’s eligible annual compensation. The Company’s matching contributions vest at 25 percent per year of service. The contributions to the Retirement Plan for the years ended December 31, 2006, 2005 and 2004 were $0.3 million, $0 and $0, respectively.
24. Credit Enhancements:
The Company benefits from various types of credit enhancements that have been provided by the managers of some of its Properties. These credit enhancements may be provided to the Company directly or indirectly through

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
unconsolidated entities and guarantee the Company certain minimum returns on its Properties. Funding under these guarantees is recognized as a reduction in operating expenses, as reductions in hotel and resort management fees or as liabilities by the Company, depending upon the nature of each credit enhancement agreement and whether the funded amounts are required to be repaid by the Company in the future. The repayment of these liabilities is expected to occur at such time when the net operating income of the Properties covered by the credit enhancements are in excess of the minimum returns to the Company or its unconsolidated entities. All of the credit enhancements are subject to expiration or “burn-off” provisions over time or at such time that the funding limit has been reached. There is no assurance that market conditions will allow the Company to continue to obtain credit enhancements in the future, including for existing Properties or Properties acquired. Due to the recent downturn in the overall economy and the lodging industry and the threat of terrorism and their adverse effect on the Company’s operations, in 2004, the Company relied on credit enhancements to substantially enhance its net earnings and cash flows. To the extent that current credit enhancements are fully utilized or expire, the Company’s results of operations and its ability to pay distributions to stockholders may be affected.
The following table represents the Company’s amounts and utilization of credit enhancements for the years ended December 31, 2006, and 2005, including those amounts related to unconsolidated entities for the periods in which they were unconsolidated. As of December 31, 2006, the Company had no remaining unconsolidated entities (dollars in thousands):

		Threshold
	Limited	Guarantees/	Liquidity
	Rent	Reimbursement	Facility
	Guarantees	Guarantees	Loans
Amount available as of January 1, 2005	$18,487	$6,067	$5,203

New credit enhancements obtained	—	—	—
Utilization of credit enhancements	(1,243)	(2,839)	—
Expiration of credit enhancements	—	—	(1,249)

Amount available as of December 31, 2005	17,244	3,228	3,954

New credit enhancements obtained	—	70,710	8,100
Utilization of credit enhancements	(395)	(6,256)	(633)
Expiration of credit enhancements	(16,849)	—	—

Amount available as of December 31, 2006	$—	$67,682	$11,421

During the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $4.2 million, $2.1 million and $23.0 million, respectively, as reductions of operating expenses and approximately $0.4 million, $0.8 million and $5.2 million, respectively, as reductions in hotel and resort management fees as a result of credit enhancement funding. In addition, for the years ended December 31, 2006 and 2005, the Company recognized $0.4 million and $1.2 million, respectively, in rental revenues from a limited rent guarantee. Of the total remaining amounts available to the Company under the credit enhancements, approximately $3.6 million is subject to repayment provisions if utilized.
The following table represents the amounts that the Company had recorded as other liabilities in the accompanying consolidated balance sheets as of December 31 (in thousands):

	2006	2005
Threshold guarantees	$1,324	$2,055
Liquidity facility loan	—	—

	$1,324	$2,055

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As discussed previously, the Company had no remaining unconsolidated entities as of December 31, 2006.
The following table represents the amounts that the Company’s unconsolidated entities’ had recorded as liabilities related to credit enhancements as of December 31 (in thousands):

2005
Liquidity facility loan	$13,759
Senior loan guarantees	—

$13,759

As of December 31, 2006 and 2005, the Company had approximately $79.1 million and $24.4 million, respectively, available for funding under the various forms of credit enhancements. The Company’s unconsolidated entities had approximately $8.4 million, respectively, as of December 31, 2005 available for funding.
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
The Amended Management Agreements provide, among other things, for reimbursement by Hilton to the Company of certain owner-funded capital improvements at two of the Resorts, up to an aggregate of $20.0 million. As of December 31, 2006, the Company had recorded approximately $1.7 million of reimbursements as deferred income, which will be recognized ratably over the life of the Amended Management Agreements.
Hilton also entered into a separate guaranty agreement with affiliates of the Company providing, among other things, that Hilton guarantee, for a period of three years or until the specified threshold level of $50.0 million is reached, whichever occurs first, periodic payments to the Company, within certain parameters, of the supplemental funds, if any, necessary for the operating performance for each of the Resorts being managed under the Amended Management Agreements to meet the periodic operating performance threshold levels specified in the guaranty. As of December 31, 2006, approximately $3.3 million had been funded under the guaranty agreement and recognized as credit enhancement funding in the Statement of Operations.
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

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
25. Selected Quarterly Financial Data (unaudited):
The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2006 and 2005 (in thousands, except per share data). Share and per share data has been adjusted to reflect the effect of the Reverse Stock Split:

2006 Quarter*	First	Second	Third	Fourth
Continuing operations:
Revenues	$373,179	$431,405	$328,941	$271,172
Loss from continuing operations	(15,711)	(79,548)	(66,466)	(6,113)

Discontinued operations:
Revenues	35,226	5,311	34,667	60,627
Income from discontinued operations	135,475	6,778	23,252	(1,002)

Net income (loss)	119,764	(72,770)	(43,214)	(7,115)

Earnings (loss) per share,
Basic and diluted:
Continuing operations	(0.10)	(0.52)	(0.43)	(0.04)
Discontinued operations	0.88	0.04	0.15	(0.01)
Net earnings (loss)	0.78	(0.48)	(0.28)	(0.05)

Weighted average number of shares of common stock outstanding:
Basic and diluted	152,883	153,083	154,226	156,484

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2005 Quarter*	First	Second	Third	Fourth
Continuing operations:
Revenues	$332,740	$333,153	$262,669	$288,227
Income (loss) from continuing operations	11,305	(17,175)	(52,808)	(10,446)

Discontinued operations:
Revenues	96,141	89,332	86,469	82,417
(Loss) income from discontinued operations	(2,339)	50,049	34,194	(5,880)

Net income (loss)	8,966	32,874	(18,614)	(16,326)

Earnings (loss) per share,
Basic and diluted:
Continuing operations	0.07	(0.11)	(0.35)	(0.07)
Discontinued operations	(0.01)	0.33	0.23	(0.04)
Net earnings (loss)	0.06	0.22	(0.12)	(0.11)

Weighted average number of shares of common stock outstanding:
Basic and diluted	152,913	152,830	152,876	152,877

*	Each quarter reflects the reclassification of results of operations for the 35 and 39 Properties sold, or identified as held for sale during 2006 and 2005, respectively, from continuing operations to discontinued operations.
26. Assets Held For Sale:
Assets held for sale for the periods ended December 31, 2006 and 2005, included 32 and 33 Properties, respectively. The assets held for sale and liabilities associated with assets held for sale are presented separately in the accompanying consolidated balance sheets and consist of the following at December 31 (in thousands):

	2006	2005

Assets:

Hotel and resort properties, net	$369,936	$735,079
Cash and cash equivalents	—	7,359
Restricted cash	—	18,776
Receivables, net	—	5,960
Goodwill	—	23,401
Intangibles, net	—	49,533
Prepaid expenses and other assets	—	11,669
Loan costs, net	—	3,437

	$369,936	$855,214

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005
Liabilities:

Mortgages payable and accrued interest	$—	$415,720
Accounts payable and accrued expenses	—	17,291
Other liabilities	—	3,546

	$—	$436,557

In accordance with FAS 144, the Company does not depreciate Properties classified as real estate held for sale.
The Company stopped recording depreciation expense for the 32 Properties held for sale as of December 31, 2006 on December 15, 2006. The Company stopped recording depreciation expense for the Hotel del Coronado on October 31, 2005. If these Properties had been classified as held for use, the Company would have recorded additional depreciation expense of approximately $0.5 million and $2.0 million for the years ended December 31, 2006 and 2005 respectively.
27. Subsequent Events:
On January 18, 2007, the Company entered into the Merger Agreement with the Buyer Parties pursuant to which each issued and outstanding share of common stock of the Company (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50.
Pursuant to the Merger Agreement and related agreements entered into in connection therewith, following satisfaction of the conditions set forth in the Merger Agreement, the Company will consummate the Asset Sales and, on the day immediately following consummation of the Asset Sales, the Merger will occur, with the Company continuing as the surviving entity.
The Asset Sales and the Merger are subject to customary closing conditions including, among other things, the approval by the affirmative vote of holders of a majority of the outstanding shares of Common Stock. The closings of the transactions are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.
On February 8, 2007, the Company completed the Century Sale for a sales price of approximately $369 million. As a result of the Century Sale, net proceeds to the Company were approximately $351 million. The Century Sale was completed pursuant to the terms of the Century Purchase Agreement. Pursuant to an amendment to the Purchase Agreement, the sale of the Deferred Hotels was deferred and those Properties are being held for sale subject to the Purchase Agreement pending the satisfaction or waiver of certain conditions related to those hotels. A dispute has arisen regarding the Purchaser's obligation to complete the purchase of the Deferred Hotels and there can be no assurance that such a sale will be consummated.
Effective February 8, 2007, concurrently with the settlement of the Century Sale, the Company executed a fourth amendment to the Revolver (the “Fourth Revolver Amendment”). The Fourth Revolver Amendment provides for, among other things, (a) the release from collateral 15 Properties that were sold in the Century Sale and b) the permanent reduction of aggregate commitments to $131,000,000. As of February 8, 2007, six Properties remain as collateral in the borrowing base for the Revolver. In March 2007, the Company utilized $108 million of the proceeds from the Century Sale to pay down the outstanding balance on the Company’s Revolver.

CNL HOTELS & RESORTS, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In March 2007, the Company’s Board adopted and approved an amendment to the Company's by-laws to provide that the Company's annual meeting is to be held in June each year at a date and time set by the board. The Company s by-laws had provided that the Company's annual meeting would take place in August of each year.

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
Internal Control Over Financial Reporting
During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2007.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2007.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2007.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Commission no later than May 1, 2007.

PART IV
     Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report.
1.	Report of Independent Registered Certified Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Schedule III — Real Estate and Accumulated Depreciation at December 31, 2006

Notes to Schedule III — Real Estate and Accumulated Depreciation at December 31, 2006

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.
(b)	Exhibits
2.1	Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004, and incorporated herein by reference.)

2.3	First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.4	Amended and Restated Agreement and Plan of Merger dated as of April 3, 2006 by and among CNL Hotels & Resorts, Inc., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, CNL Financial Group, Inc., CNL Hotels & Resorts Acquisition, LLC, and CNL Hospitality Properties Acquisition Corp. and exhibits thereto (Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed May 12, 2006 and incorporated herein by reference.)

2.5	Agreement and Plan of Merger dated as of January 18, 2007, by and among CNL Hotels & Resorts, Inc., MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchaser LLC and Ashford Sapphire Acquisition LLC (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2007 and incorporated herein by reference.)

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 21, 2007, by and among CNL Hotels & Resorts, Inc., MS Resort Holding LLC, MS Resort Acquisition LLC, MS Resort Purchaser LLC and Ashford Sapphire Acquisition LLC (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2007 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of CNL Hotels & Resorts, Inc. dated August 7, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2006 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated August 30, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference.)

4.1	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)

4.2	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed with the SEC on June 8, 2006 and incorporated herein by reference.)

4.3	Registration Rights Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas and CNL Hotels & Resorts, Inc. (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

4.4	Pledge and Security Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas, CNL Hotels & Resorts, Inc., CNL Hotels & Resorts Acquisition, LLC (Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.1	Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.2	Agreement of Purchase and Sale of The Hotel del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.3	First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.4	Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.5	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.6	Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.7	Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.8	$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.9	$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.10	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.11	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.12	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.13	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.14	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.15	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.16	Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.17	$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.18	$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.19	$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005 (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.20	$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.21	$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.22	$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.23 *	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.24	Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels & Resorts,, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.25 *	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

10.26 *	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.27 *	2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.28	Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.29	Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.30	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.31	Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.32	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.33	Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.34	Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.35	Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.36	Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas; Stephanie Thomas, dated May 13, 2005; and Greerson G. McMullen, dated October 3, 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.37	Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13, 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.38	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.39	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.40	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.41	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.42	Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.43	$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels & Resorts,, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005 and incorporated herein by refernce.)

10.44	$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.45	$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.46	$115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.47	$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.48	$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.49	$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.50	$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.51	$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.52	$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.53	$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.54	Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners, LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.55	Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.56	Sixth Amendment to Renewal Agreement dated as of November 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2005 and incorporated herein by reference.)

10.57	$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.58	$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.59	$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.60	$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.61	$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.62	$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.63	$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.64	$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.65	$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.112 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.66	$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.67	Amended and Restated Agreement and Plan of Merger dated April 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.68	Form of Registration Rights Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.69	Form of Pledge and Security Agreement (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.70	$120,000,000 Promissory Note dated as of April 3, 2006 by AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers) issued to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.121 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.71	$120,000,000 Mortgage dated as of April 3, 2006 by AH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.122 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.72	$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.123 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.73	$120,000,000 Multi-state Mortgage and Security Agreement dated as of April 3, 2006 by HMA Hotel Partners, LP, PH Hotel Partners, LP, AH Hotel Partners, LP and CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.124 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.74	$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by PH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.75	Renewal Agreement dated March 30, 2006 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.76	Memorandum of Understanding In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.127 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.77 *	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.128 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.78 *	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and John A. Griswold, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.129 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.79 *	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.130 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.80 *	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Barry A. N. Bloom, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.131 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.81	Purchase and Sale Agreement between Marriott Hotel Services, Inc. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.132 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.82	Purchase and Sale Agreement between Desert Ridge Resort, Ltd. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.133 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.83	Stipulation of Settlement In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.134 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.84 *	Employment Letter between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated May 19, 2006 (Previously filed as Exhibit 10.135 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.85 *	Employment Agreement between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated as of June 1, 2006 (Previously filed as Exhibit 10.136 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.86 *	Employment Agreement between CNL Hotels & Resorts, Inc. and Mark E. Patten, dated as of June 15, 2006 (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.87 *	Employment Agreement between CNL Hotels & Resorts, Inc. and Marcel Verbaas, dated as of June 15, 2006 (Previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.88	Transition Services Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Financial Group, Inc. (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.89	Brand License Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Intellectual Properties, Inc. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.90	Third Amendment to $200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels & Resorts,, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.91	Form of Indemnification Agreement between CNL Hotels & Resorts, Inc. and its directors and officers effective June 22, 2006. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. (Previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.92	CNL Center Tower II Office Lease Agreement, dated as of November 23, 2005, by and between CNL Plaza II, Ltd. and CNL Hospitality Corp., assumed by the Registrant on June 21, 2006 in connection with the merger of CNL Hospitality Corp. with and into a wholly-owned subsidiary of the Registrant (Previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.93 *	Form of Executive Deferred Share Grant Notice (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)

10.94 *	Form of Executive Deferred Share Award Agreement (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)

10.95	CNL Plaza Venture, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.)

10.96	CNL Plaza, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.)

10.97 *	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.98 *	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and John A. Griswold (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.99 *	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and C. Brian Strickland (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.100 *	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.101 *	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and John A. Griswold (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.102 *	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and C. Brian Strickland (Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

14.1	CNL Hotels & Resorts, Inc. Code of Business Conduct and Ethics (adopted July 28, 2006) (Previously filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2006 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

*	Indicates management contract or compensatory plan or arrangement.

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

WB Resort Partners, L.P. and Subsidiaries
Consolidated Statements of Partners’ Capital
For the years ended December 31, 2005, 2004 and 2003

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2002	$46,601	$46,552,728	$46,599,329

Distributions	(9,775)	(9,765,223)	(9,774,998)

Net loss	(21,032)	(21,010,770)	(21,031,802)

Balance, December 31, 2003	$15,794	$15,776,735	$15,792,529

Contributions	211	210,679	210,890

Net loss	(15,835)	(15,819,476)	(15,835,311)

Balance, December 31, 2004	$170	$167,938	$168,108

Distributions	(96,009)	(95,913,475)	(96,009,484)

Net income	96,567	96,470,807	96,567,374

Balance, December 31, 2005	$728	$725,270	$725,998

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

Cash flows from invest ing activities:
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
Revenue Recognition
The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, golf course and spa operations, telephone usage and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after each year end have been recorded as deposits in the accompanying consolidated balance sheets. Advanced deposits of approximately $0 million and $0.7 million are included in accounts

WB Resort Partners, L.P. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
For the years ended December 31, 2005, 2004 and 2003
and payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 2004, respectively. See also Note 7 for a description of reimbursements related to the Property’s Marriott Rewards program.
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

The Partnership receives rental income under an arrangement with Marriott Vacation Club. Revenues recognized from this arrangement in 2005, 2004 and 2003 were approximately $0.4 million, $0.4 million and $0.4 million, respectively. These amounts are included in other operating departments revenue in the accompanying consolidated statements of operations.

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
* * * * *

The following summarized financial information is filed as part of this report as a result of Hilton providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company’s tenants. The aggregate carrying value of the Properties covered by these credit enhancements and guarantees represents more than twelve percent of the Company’s total assets for the year ended December 31, 2006. The summarized financial information presented for Hilton as of December 29, 2006, December 30, 2005 and December 31, 2004, and for each of the years ended December 29, 2006, December 30, 2005 and December 31, 2004, was obtained from the Form 10-K filed by Hilton with the Commission for the year ended December 29, 2006.
Hilton Hotels Corporation and Subsidiaries
Selected Financial Data
(in millions, except per share data)
Consolidated Balance Sheets Data:

	December 29,	December 30,	December 31,
	2006	2005	2004
Current Assets	$1,909	$2,089	$1,106
Noncurrent Assets	14,572	6,654	7,136
Current Liabilities	2,467	864	629
Noncurrent Liabilities	10,287	5,068	5,045
Stockholders’ Equity	3,727	2,811	2,568
Consolidated Statements of Income Data:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended,	Ended,	Ended,
	December 29,	December 30,	December 31,
	2006	2005	2004
Gross revenues	$8,162	$4,437	$4,146
Costs and expenses (including income tax expense)	6,945	3,676	3,537

Net income	$572	$460	$238

Basic earnings per share	$1.49	$1.20	$0.62

Diluted earnings per share	$1.39	$1.13	$0.60

The following summarized financial information is filed as part of this report as a result of Marriott providing credit enhancements that guarantee minimum returns and/or guarantee lease payments for several of the Company’s tenants. The aggregate carrying value of the Properties covered by these credit enhancements and guarantees represents more than twelve percent of the Company’s total assets for the year ended December 31, 2006. The summarized financial information presented for Marriott as of December 29, 2006, December 30, 2005 and December 31, 2004, and for each of the years ended December 29, 2006, December 30, 2005 and December 31, 2004, was obtained from the Form 10-K filed by Marriott with the Commission for the year ended December 29, 2006.
Marriott International, Inc. and Subsidiaries
Selected Financial Data
(in millions, except per share data)
Consolidated Balance Sheets Data:

	December 29,	December 30,	December 31,
	2006	2005	2004
Current Assets	$3,314	$3,390	$1,946
Noncurrent Assets	5,274	5,140	6,722
Current Liabilities	2,522	2,133	2,356
Noncurrent Liabilities	3,448	3,145	2,231
Stockholders’ Equity	2,618	3,252	4,081
Consolidated Statements of Income Data:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended,	Ended,	Ended,
	December 29,	December 30,	December 31,
	2006	2005	2004
Gross revenues	$12,160	$11,550	$10,099
Costs and expenses (including income tax expense)	11,552	10,881	9,503

Net income	$608	$669	$596

Basic earnings per share	$1.50	$1.55	$1.31

Diluted earnings per share	$1.41	$1.45	$1.24

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2007.

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
MARK E. PATTEN
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James M. Seneff, Jr.	Chairman of the Board	April 2, 2007
James M. Seneff, Jr.

/s/ Robert A. Bourne	Vice Chairman of the Board	April 2, 2007
Robert A. Bourne

/s/ John A. Griswold	President, Chief Operating	April 2, 2007
John A. Griswold	Officer and Director

/s/ Craig M. McAllaster	Director	April 2, 2007
Craig M. McAllaster

/s/ Robert E. Parsons, Jr.	Director	April 2, 2007
Robert E. Parsons, Jr.

/s/ James Douglas Holladay	Director	April 2, 2007
James Douglas Holladay

/s/ Jack Kemp	Director	April 2, 2007
Jack Kemp

/s/ Dianna F. Morgan	Director	April 2, 2007
Dianna F. Morgan

/s/ Thomas J. Hutchison III	Chief Executive Officer and Director	April 2, 2007
Thomas J. Hutchison III

/s/ C. Brian Strickland	Executive Vice President, Chief	April 2, 2007
C. Brian Strickland	Financial Officer,
and Treasurer

/s/ Mark E. Patten	Senior Vice President and Chief	April 2, 2007
Mark E. Patten	Accounting Officer

CNL HOSPITALITY PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)
Years Ended December 31, 2006, 2005 and 2004

			Additions
			Charged
		Balance	to	Charged	Deductions
		at	Costs	to		Balance
		Beginning	and	Other		at End
Year	Description	of Year	Expenses	Accounts	Utilized	of Year
2004	Deferred tax asset valuation allowance	$10,098	$—	$63,872	$—	$73,970

2005	Deferred tax asset valuation allowance	$73,970	$—	$19,560	$—	$93,530

2006	Deferred tax asset valuation allowance	$93,530	$—	$39,774	$—	$133,304

CNL Hotels Resorts, Inc
Schedule III — Real Estate and Accumulated Depreciation (in thousands)
December 31, 2006

				Costs Capitalized
				Subsequent		Gross Amounts at Which Carried
	Initial Costs			to Acquisition		at Close of Period				Accumulated	Date of	Date of
	Land	Building	Equipment	Improvements	Carrying Cost	Land	Building	Equipment	Total	Depreciation	Construction	Acquisition
Grand Wailea Resort Maui, HI	$81,343	$515,080	$19,916	$18,138	$—	$81,862	$519,771	$32,844	$634,477	$(53,041)	1991	4/2004

La Quinta Resort LaQuinta, CA	239,309	171,993	15,693	14,819	—	240,081	175,132	26,601	441,814	(50,095)	1926	4/2004

Ritz Carlton — Grande Lakes Orlando, FL	128,831	233,815	24,291	9,212	—	128,845	243,111	24,192	396,148	(11,130)	2003	1/2006

JW Marriott — Grande Lakes Orlando, FL	81,517	267,448	26,252	2,297	—	81,517	267,510	28,487	377,514	(10,904)	2003	1/2006

Marriott Desert Ridge Resort Phoenix, AZ	6,715	169,000	51,773	94,518	—	70,131	218,505	33,370	322,006	(1,518)	2002	5/2006

Doral Golf Resort Miami, FL	109,669	122,723	17,344	51,243	—	114,625	162,327	24,027	300,979	(38,551)	1962	4/2004

Arizona Biltmore Phoenix, AZ	53,341	191,582	11,801	11,093	—	53,657	195,921	18,239	267,817	(27,223)	1929	4/2004

Capital Hilton Washington, DC	11,807	83,488	9,934	12,102	—	11,811	93,002	12,518	117,331	(12,303)	1943	12/2003

JW Marriott — Le Meridien New Orleans, LA	—	78,607	13,893	20,170	—	—	91,301	21,369	112,670	(17,348)	1984	4/2003

Marriott — Seattle Waterfront Seattle, WA	12,039	74,016	7,242	517	—	12,045	74,046	7,723	93,814	(10,592)	2003	5/2003

Hilton Rye Town, NY	7,428	58,659	7,912	19,229	—	7,555	74,017	11,657	93,229	(11,665)	1973	2/2003

Hilton Miami, FL	12,309	58,797	7,395	12,094	—	12,241	66,196	12,157	90,594	(16,021)	1987	9/2001

Doubletree Crystal City, VA	7,854	57,979	4,509	19,506	—	7,880	71,182	10,786	89,848	(10,449)	1973	12/2002

Hilton Torrey Pines La Jolla, CA	—	71,667	9,193	7,080	—	25	76,965	10,950	87,940	(10,230)	1989	12/2003

San Francisco Courtyard San Francisco, CA	8,698	64,482	9,807	217	—	8,698	64,417	10,090	83,205	(13,594)	2001	6/2006

El Conquistador Tucson, AZ	3,712	57,705	7,583	13,083	—	5,351	65,045	11,687	82,083	(12,725)	1982	12/2002

Marriott — BWI Airport Baltimore, MD	3,893	63,689	6,200	7,179	—	3,919	68,212	8,830	80,961	(9,177)	1988	8/2003

Hyatt Montreal, Quebec, Canada	6,083	39,163	6,554	28,038	—	7,591	56,464	15,783	79,838	(10,533)	1976	12/2003

Hilton Costa Mesa, CA	7,670	43,558	6,880	19,596	—	7,882	55,156	14,666	77,704	(15,840)	1983	9/2001

Claremont Resort Berkeley, CA	15,119	47,408	7,177	3,778	—	15,135	49,950	8,397	73,482	(10,511)	1915	4/2004

Hyatt Dearborn, MI	3,353	43,150	5,748	20,825	—	4,762	58,719	9,594	73,075	(11,767)	1976	8/2003

Courtyard Philadelphia, PA	7,409	55,820	5,160	2,250	—	7,479	56,712	6,448	70,639	(16,342)	1999	11/1999

Marriott Bridgewater, NJ	3,821	55,247	5,207	1,368	—	3,881	55,621	6,141	65,643	(10,165)	2002	6/2002

Marriott Plano, TX	5,927	45,567	7,272	2,542	—	5,954	46,008	9,346	61,308	(8,079)	2001	8/2003

Hilton Lincoln Centre Dallas, TX	5,483	41,137	5,380	8,047	—	5,445	46,195	8,407	60,047	(8,580)	1976	12/2002

Embassy Suites Crystal City, VA	5,348	35,664	4,488	6,819	—	5,426	39,958	6,935	52,319	(6,979)	1985	2/2003

Embassy Suites Santa Clara, CA	6,800	35,118	4,582	4,754	—	6,945	38,581	5,728	51,254	(6,654)	1985	2/2003

Embassy Suites Portland, OR	7,957	33,757	4,707	4,103	—	8,057	35,510	6,957	50,524	(9,166)	1997	9/2001

Courtyard Seattle, WA	7,552	27,621	1,145	6,557	—	11,928	28,517	2,430	42,875	(7,488)	1999	6/1999

Renaissance Tampa, FL	—	34,557	6,206	1,384	—	—	35,470	6,677	42,147	(4,691)	2004	8/2004

CNL Hotels Resorts, Inc.
Schedule III — Real Estate and Accumulated Depreciation (in thousands)
December 31, 2006

				Costs Capitalized
				Subsequent		Gross Amounts at Which Carried
	Initial Costs			to Acquisition		at Close of Period				Accumulated	Date of	Date of
	Land	Building	Equipment	Improvements	Carrying Cost	Land	Building	Equipment	Total	Depreciation	Construction	Acquisition
Hyatt Coral Gables, FL	4,843	27,619	3,338	6,268	—	5,190	30,781	6,097	42,068	(5,767)	1987	2/2003

SpringHill Suites Orlando, FL	8,750	26,381	3,717	1,190	—	8,750	26,406	4,882	40,038	(7,361)	2000	12/2000

Residence Inn Las Vegas, NV	3,784	27,651	954	6,999	—	7,965	29,112	2,311	39,388	(7,679)	1998	2/19999

Courtyard Orlando, FL	9,025	24,583	4,285	875	—	9,025	24,588	5,155	38,768	(7,744)	2000	11/2000

Marriott Suites Dallas, TX	2,778	27,739	1,404	6,587	—	6,911	28,148	3,449	38,508	(9,031)	1998	2/1999

Courtyard Basking Ridge, NJ	3,946	31,987	1,892	433	—	3,959	32,093	2,206	38,258	(5,291)	2001	3/2002

Residence Inn Torrance, CA	3,189	28,701	898	4,707	—	3,307	31,946	2,243	37,496	(3,704)	1984	7/2003

Hilton Auburn Hills, MI	3,846	25,513	2,612	2,573	—	3,928	26,724	3,892	34,544	(6,099)	1991	9/2001

Fairfield Inn Orlando, FL	9,077	20,318	3,366	1,411	—	9,077	20,415	4,680	34,172	(6,174)	2000	11/2000

SpringHill Suites Plymouth,ME	3,606	23,874	1,237	290	—	3,647	23,878	1,482	29,007	(3,908)	2001	1/2002

Residence Inn Newark, CA	3,871	23,883	1,034	209	—	3,871	23,916	1,210	28,997	(3,106)	2002	11/2002

Courtyard Newark, CA	3,787	21,273	1,878	265	—	3,824	21,283	2,096	27,203	(3,389)	2002	10/2002

Hilton Birmingham, AL	1,887	16,985	2,998	3,112	—	1,942	18,391	4,649	24,982	(4,700)	1984	7/2003

Residence Inn Phoenix, AZ	2,215	18,061	852	3,719	—	4,865	18,552	1,430	24,847	(4,744)	1999	6/1999

Courtyard Scottsdale, AZ	2,869	15,936	745	3,102	—	5,227	15,914	1,511	22,652	(4,586)	1999	6/1999

Courtyard Oakland, CA	3,239	17,471	1,125	529	—	3,245	17,495	1,624	22,364	(3,109)	2001	12/2001

SpringHill Suites Manhattan Beach, CA	3,889	16,288	998	328	—	3,889	16,334	1,280	21,503	(2,808)	2001	1/2002

Residence Inn Buckhead, GA	1,907	13,459	1,270	3,028	—	1,914	15,760	1,990	19,664	(4,537)	1997	7/1998

Courtyard Edison, NJ	2,770	—	—	14,859	—	3,977	11,946	1,706	17,629	(2,478)	2002	11/2002

Hampton Inn Houston, TX	2,382	10,569	1,348	2,145	—	2,439	11,884	2,122	16,445	(2,396)	1995	9/2002

TownePlace Suites Manhattan Beach, CA	3,399	11,831	621	228	—	3,399	11,838	842	16,079	(1,957)	2001	1/2002

Courtyard Plano, TX	1,687	10,088	552	2,750	—	3,273	10,681	1,123	15,077	(2,971)	36,152	36,215

Embassy Suites Lee Vista Orlando, FL	1,341	9,930	1,228	1,952	—	1,385	10,948	2,119	14,452	(1,905)	1999	2/2003

Residence Inn Plano, TX	1,409	9,478	494	2,473	—	2,870	9,988	996	13,854	(2,816)	1998	2/1999

Residence Inn Manchester, CT	1,187	8,980	482	1,776	—	1,249	10,211	966	12,426	(1,714)	2000	11/2001

SpringHill Suites Richmond, V	845	9,368	831	150	—	845	9,353	996	11,194	(1,832)	2001	12/2001

Courtyard Manchester, CT	1,103	8,316	281	1,387	—	1,118	9,223	746	11,087	(1,477)	1999	11/2001

Residence Inn Atlanta, GA	788	7,091	554	1,785	—	879	7,806	1,533	10,218	(1,523)	1987	7/2003

Residence Inn Kansas City, MO	623	5,607	450	950	—	639	6,412	579	7,630	(1,016)	1987	7/2003

Miscellaneous corporate assets	—	1,271	4,516	3,625	—	—	1,271	8,141	9,412	(782)

Total	$945,029	$3,378,751	$367,205	$502,260	$—	$1,043,336	$3,662,817	$487,092	$5,193,245	$(559,965)

CNL HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
December 31, 2006
(1)	Transactions in real estate and accumulated depreciation during 2006, 2005 and 2004 are summarized as follows:

		Accumulated
	Cost (2)(4)	Depreciation
Hotel and Resort Properties
Balance, December 31, 2003	$3,529,123	$142,197
Acquisitions	1,785,341	—
Dispositions	(19,652)	—
Depreciation expense (3)	—	180,071

Balance, December 31, 2004	$5,294,812	$322,268
Dispositions	(547,978)	—
Depreciation expense (3)	—	117,136

Balance, December 31, 2005	$4,746,834	$439,404
Acquisitions	1,044,891	—
Dispositions	(75,044)	(10,630)
Depreciation Expense (3)	—	255,134

Balance, December 31, 2006	$5,716,681	$683,908

(2)	As of December 31, 2006, 2005 and 2004, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $5.7 billion, $4.7 billion, and $5.3 billion, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(3)	Depreciation expense is generally computed for buildings and equipment based upon estimated lives of 40 and seven years, respectively.

(4)	During the years ended December 31, 2006, 2005 and 2004, the Company incurred acquisition fees totaling $0, $23.0 million, and $30.2 million, respectively, paid to the Former Advisor. Acquisition fees are included in land and buildings at December 31, 2006, 2005 and 2004.

EXHIBIT INDEX
2.1	Stock Purchase Agreement, dated as of February 12, 2004, by and among KKR Partners II, L.P., KKR 1996 Fund, L.P., Resort Associates, L.P., Golf Associates, L.P., CNL Resort Acquisition Corp. and KSL Recreation Corporation (Previously filed as Exhibit 2.1 to the Registrant’s Form 8-K filed February 13, 2004 and incorporated herein by reference.)

2.2	Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II, LLC, the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, and CNL Financial Group, Inc., dated as of April 29, 2004 (Included as Appendix A to the Registrant’s Definitive Proxy Statement filed June 21, 2004, and incorporated herein by reference.)

2.3	First Amendment to Agreement and Plan of Merger by and among CNL Hospitality Properties, Inc., CNL Hospitality Properties Acquisition Corp., CNL Hospitality Corp., Five Arrows Realty Securities II, LLC, CNL Financial Group, Inc. and James M. Seneff, Jr. dated as of June 17, 2004 (Included as Appendix A-1 to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

2.4	Amended and Restated Agreement and Plan of Merger dated as of April 3, 2006 by and among CNL Hotels & Resorts, Inc., CNL Hospitality Corp., CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., the other stockholders of CNL Hospitality Corp. listed on the signature page thereto under the heading “Stockholders”, CNL Financial Group, Inc., CNL Hotels & Resorts Acquisition, LLC, and CNL Hospitality Properties Acquisition Corp. and exhibits thereto (Previously filed as Appendix A to the Registrant’s Definitive Proxy Statement filed May 12, 2006 and incorporated herein by reference.)

2.5	Agreement and Plan of Merger dated as of January 18, 2007, by and among CNL Hotels & Resorts, Inc., MS Resort Holdings LLC, MS Resort Acquisition LLC, MS Resort Purchaser LLC and Ashford Sapphire Acquisition LLC (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2007 and incorporated herein by reference.)

2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 21, 2007, by and among CNL Hotels & Resorts, Inc., MS Resort Holding LLC, MS Resort Acquisition LLC, MS Resort Purchaser LLC and Ashford Sapphire Acquisition LLC (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2007 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of CNL Hotels & Resorts, Inc. dated August 7, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2006 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated August 30, 2006 (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2006 and incorporated herein by reference.)

4.1	Registrant’s Amended and Restated Redemption Plan (Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2004 and incorporated herein by reference.)

4.2	Amended and Restated Reinvestment Plan (Included as Appendix A to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed with the SEC on June 8, 2006 and incorporated herein by reference.)

4.3	Registration Rights Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., Five Arrows Realty Securities II L.L.C., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas and CNL Hotels & Resorts, Inc. (Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

4.4	Pledge and Security Agreement, dated as of June 21, 2006, by and among CNL Real Estate Group, Inc., James M. Seneff, Jr., Robert A. Bourne, C. Brian Strickland, Thomas J. Hutchison III, John A. Griswold, Barry A.N. Bloom, Marcel Verbaas, CNL Hotels & Resorts, Inc., CNL Hotels & Resorts Acquisition, LLC (Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.1	Indemnification Agreement between CNL Hospitality Properties, Inc. and Lawrence A. Dustin dated February 24, 1999. Each of the following former or current Directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, Richard C. Huseman, Charles A. Muller, Jeanne A. Wall and Lynn E. Rose, dated July 9, 1997; C. Brian Strickland dated October 31, 1998; John A. Griswold dated January 7, 1999; Charles E. Adams and Craig M. McAllaster dated February 10, 1999; Matthew W. Kaplan dated February 24, 1999; Thomas J. Hutchison III dated May 16, 2000; Tammie A. Quinlan on January 18, 2002; Robert E. Parsons, Jr. dated November 3, 2003; and Paul Henry Williams dated April 13, 2004. (Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 17, 1999 and incorporated herein by reference.)

10.2	Agreement of Purchase and Sale of The Hotel del Coronado and Joint Escrow Instructions among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (jointly, Seller) and CNL Hospitality Corp. (Buyer), effective as of September 23, 2003 (Previously filed as Exhibit 10.82 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.3	First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 15, 2003 (Previously filed as Exhibit 10.83 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.4	Second Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions by and among L-O Coronado Holding II, Inc., L-O Coronado Hotel, Inc. and L-O Coronado IP, Inc. (collectively, Seller) and CNL Hospitality Corp. (Buyer) dated as of October 31, 2003 (Previously filed as Exhibit 10.84 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.5	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions by and between CNL Hospitality Corp. (Assignor) and CNL Hotel Del Partners, LP (Assignee) dated as of December 18, 2003 (Previously filed as Exhibit 10.85 to Post—Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed January 26, 2004 and incorporated herein by reference.)

10.6	Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.20 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.7	Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (Previously filed as Exhibit 10.21 to RFS Partnership, L.P.’s Annual Report on Form 10-K filed March 30, 2004 and incorporated herein by reference.)

10.8	$1,500,000,000 Loan and Security Agreement by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resorts, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as lender, dated August 18, 2004. (Previously filed as Exhibit 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.9	$900,000,000 Renewal, Amended, Restated and Consolidated Note by and among CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as borrowers, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.10	$100,000,000 Mezzanine Note by and among CNL Resort Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.87 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.11	$100,000,000 Mezzanine Note by and among CNL Resort Sub Senior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.88 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.12	$100,000,000 Mezzanine Note by and among CNL Resort Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.89 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.13	$100,000,000 Mezzanine Note by and among CNL Resort Sub Intermediate Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.90 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.14	$100,000,000 Mezzanine Note by and among CNL Resort Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender, dated August 18, 2004. (Previously filed as Exhibit 10.91 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.15	$100,000,000 Mezzanine Note by and among CNL Resort Sub Junior Mezz, LP, as borrower, and German American Capital Corporation, as Lender. (Previously filed as Exhibit 10.92 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 and incorporated herein by reference.)

10.16	Limited Rent Guaranty by and between CNL Philadelphia Annex, LLC, as Landlord, and Marriott International, Inc., as Guarantor, dated December 30, 2004. (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.17	$90,000,000 Mezzanine Loan and Security Agreement (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.18	$20,000,000 Mezzanine Loan and Security Agreement (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.19	$230,000,000 Loan and Security Agreement by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated as of February 9, 2005 (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.20	$90,000,000 Mezzanine Note (Senior Mezzanine) by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005 (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.21	$20,000,000 Mezzanine Note (Intermediate Mezzanine) by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender, dated February 9, 2005. (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.22	$230,000,000 Note by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender, dated February 9, 2005. (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.23*	Deferred Fee Plan for Directors (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.24	Second Amendment to Loan and Security Agreement by and among CNL Hospitality Partners, LP (as Borrower), CNL Hotels & Resorts,, Inc., (as Guarantor) and Deutsche Bank Trust Company Americas, and the institutions from time to time party hereto (as Lenders) dated February 9, 2005. (Previously filed as Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.)

10.25*	2004 Omnibus Long-Term Incentive Plan (Previously included as Appendix D to the Registrant’s Definitive Proxy Statement filed June 21, 2004 and incorporated herein by reference.)

10.26*	2004 Omnibus Long-Term Incentive Plan Stock Award Agreement (Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.27*	2004 Omnibus Long-Term Incentive Stock Plan Agreement of Participant Relating to Stock Award Agreements (Previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 22, 2005 and incorporated herein by reference.)

10.28	Agreement of Purchase and Sale dated April 26, 2005 by and between various wholly-owned subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Ashford Hospitality Limited Partnership (as Buyer) (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2005 and incorporated herein by reference.)

10.29	Second Amendment to Mezzanine Note (Intermediate Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.30	Amendment to Note dated March 29, 2005 by and between CNL Hotel Del Partners LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Quarterly on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.31	Amendment to Mezzanine Note (Senior Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Senior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.109 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.32	Omnibus Amendment to Loan Documents dated March 29, 2005 by and between CNL Hotel Del Partners, LP, as Borrower, and German American Capital Corporation, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.33	Amendment to Mezzanine Note (Intermediate Mezzanine) dated March 29, 2005 by and between CNL Hotel Del Intermediate Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.111 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.34	Mezzanine Note (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.112 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.35	Mezzanine Loan and Security Agreement (Junior Mezzanine) dated April 7, 2005 by and between CNL Hotel Del Junior Mezz Partners, LP, as Mezzanine Borrower, and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.113 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.36	Indemnification Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland dated May 13, 2005. Each of the following officers has signed a substantially similar agreement as follows: Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas; Stephanie Thomas, dated May 13, 2005; and Greerson G. McMullen, dated October 3, 2005. (Previously filed as Exhibit 10.114 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.37	Indemnification Agreement between CNL Hotels & Resorts, Inc. and J. Douglas Holladay dated May 13, 2005. Each of the following Directors has signed a substantially similar agreement as follows: Jack F. Kemp and Dianna F. Morgan, dated May 13, 2005. (Previously filed as Exhibit 10.115 to the Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 and incorporated herein by reference.)

10.38	$270,000,000 Promissory Note dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.116 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.39	Loan Agreement dated June 15, 2005 by and between Desert Ridge Resort, LLC, as Borrower, and Barclays Capital Real Estate Inc., as Lender (Previously filed as Exhibit 10.117 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.40	$31,500,000 Promissory Note dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.118 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.41	Mezzanine Loan Agreement dated June 15, 2005 by and between DRR Senior Mezz, LLC, as Mezzanine Borrower, and Barclays Capital Real Estate Inc., as Mezzanine Lender (Previously filed as Exhibit 10.119 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.42	Agreement of Purchase and Sale dated July 5, 2005 by and between certain wholly-owed subsidiaries of CNL Hotels & Resorts, Inc. (as Seller) and Pyramid Hotel Opportunity Venture LLC (as Buyer) (Previously filed as Exhibit 10.120 to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2005 and incorporated herein by reference.)

10.43	$200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels & Resorts,, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2005 and incorporated herein by reference.)

10.44	$1,000,000,000 Loan and Security Agreement dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.45	$1,000,000,000 Renewal, Amended, Restated and Consolidated Note dated as of January 9, 2006 between CNL Resort Hotel, LP, CNL Resort Silver Properties, LP, CNL Grand Wailea Resort, LP, CNL Biltmore Resort, LP, CNL Claremont Resort, LP, and CNL Desert Resort, LP, as Borrower, and German American Capital Corporation as Lender (Previously filed as Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.46	$115,000,000 Mezzanine Loan and Security Agreement (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.47	$115,000,000 Mezzanine Note (First Mezzanine) dated as of January 9, 2006 between CNL Resort Senior Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.48	$110,000,000 Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.49	$110,000,000 Mezzanine Note (Second Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Senior Mezz. LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.50	$250,000,000 Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.95 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.51	$250,000,000 Mezzanine Note (Third Mezzanine) dated as of January 9, 2006 between CNL Resort Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.52	$50,000,000 Mezzanine Loan and Security Agreement (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.53	$50,000,000 Mezzanine Note (Fourth Mezzanine) dated as of January 9, 2006 between CNL Resort Sub Intermediate Mezz, LP, as Mezzanine Borrower and German American Capital Corporation, as Mezzanine Lender (Previously filed as Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.54	Purchase and Sale Agreement dated as of October 31, 2005 by and among CNL Hospitality Partners, LP, CNL KSL Partners GP, LLC, CNL Rose SPE Tenant Corp., RFS Leasing VII, Inc, as Sellers, and KSL Recreation Holdings I, LLC, KSL Recreation Management Operations, LLC, as Purchaser (Previously filed as Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.55	Purchase and Sale Agreement by and between THI III GL Investments, L.L.C., as Seller, and CNL Hotels & Resorts, Inc., as Purchaser (Previously filed as Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.56	Sixth Amendment to Renewal Agreement dated as of November 30, 2005 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2005 and incorporated herein by reference.)

10.57	$335,000,000 Mortgage, Security Agreement, Assignment of Rents and Fixture Filing dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.58	$335,000,000 Promissory Note dated February 24, 2006 by and between CNL GL Resort, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.59	$85,000,000 Loan and Security Agreement (First Mezzanine Loan) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.60	$85,000,000 Promissory Note (First Mezzanine) dated February 24, 2006 by and between CNL GL Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.61	$50,000,000 Loan and Security Agreement (Second Mezzanine Loan) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.62	$50,000,000 Promissory Note (Second Mezzanine) dated February 24, 2006 by and between CNL GL Sub Senior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.109 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.63	$50,000,000 Loan and Security Agreement (Third Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.110 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.64	$50,000,000 Promissory Note (Third Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.111 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.65	$50,000,000 Loan and Security Agreement (Fourth Mezzanine Loan) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.112 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.66	$50,000,000 Promissory Note (Fourth Mezzanine) dated February 24, 2006 by and between CNL GL Junior Mezz, LP, as Borrower, and Wachovia Bank, National Association, as Lender (Previously filed as Exhibit 10.113 to the Registrant’s Annual Report on Form 10-K filed March 31, 2006 and incorporated herein by reference.)

10.67	Amended and Restated Agreement and Plan of Merger dated April 3, 2006 (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.68	Form of Registration Rights Agreement (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.69	Form of Pledge and Security Agreement (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed April 7, 2006 and incorporated herein by reference.)

10.70	$120,000,000 Promissory Note dated as of April 3, 2006 by AH Hotel Partners, LP, PH Hotel Partners, LP, HMA Hotel Partners, LP and CM Hotel Partners, LP (as Borrowers) issued to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.121 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.71	$120,000,000 Mortgage dated as of April 3, 2006 by AH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.122 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.72	$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.123 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.73	$120,000,000 Multi-state Mortgage and Security Agreement dated as of April 3, 2006 by HMA Hotel Partners, LP, PH Hotel Partners, LP, AH Hotel Partners, LP and CM Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.124 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.74	$120,000,000 Deed of Trust, Security Agreement and Fixture Filing dated as of April 3, 2006 by PH Hotel Partners, LP (as Borrower) to The Prudential Insurance Company of America (as Lender) (Previously filed as Exhibit 10.125 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.75	Renewal Agreement dated March 30, 2006 between CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. (Previously filed as Exhibit 10.126 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.76	Memorandum of Understanding In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.127 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2006 and incorporated herein by reference.)

10.77*	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.128 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.78*	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and John A. Griswold, dated as of May 19, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.129 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.79*	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and C. Brian Strickland, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.130 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.80*	Amended and Restated Employment Agreement between CNL Hotels & Resorts, Inc. and Barry A. N. Bloom, dated as of May 23, 2006, amending the Employment Agreement dated as of April 3, 2006 (Previously filed as Exhibit 10.131 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.81	Purchase and Sale Agreement between Marriott Hotel Services, Inc. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.132 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.82	Purchase and Sale Agreement between Desert Ridge Resort, Ltd. and CNL DRR Investor, LP, dated as of April 3, 2006 (Previously filed as Exhibit 10.133 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.83	Stipulation of Settlement In re CNL Hotels & Resorts, Inc. Securities Litigation, Case No. 6:04-cv-1231-Orl-31KRS (Previously filed as Exhibit 10.134 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.84*	Employment Letter between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated May 19, 2006 (Previously filed as Exhibit 10.135 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.85*	Employment Agreement between CNL Hotels & Resorts, Inc. and Greerson G. McMullen, dated as of June 1, 2006 (Previously filed as Exhibit 10.136 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11 filed June 8, 2006 and incorporated herein by reference.)

10.86*	Employment Agreement between CNL Hotels & Resorts, Inc. and Mark E. Patten, dated as of June 15, 2006 (Previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.87*	Employment Agreement between CNL Hotels & Resorts, Inc. and Marcel Verbaas, dated as of June 15, 2006 (Previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.88	Transition Services Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Financial Group, Inc. (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.89	Brand License Agreement, dated as of June 21, 2006, between CNL Hotels & Resorts, Inc. and CNL Intellectual Properties, Inc. (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2006 and incorporated herein by reference.)

10.90	Third Amendment to $200,000,000 Credit Agreement dated as of September 30, 2005 between CNL Hospitality Partners, LP, as Borrower, CNL Hotels & Resorts,, Inc., as Parent, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Wachovia Bank N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, Calyon New York Branch and Citibank North America, Inc., as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (Previously filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.91	Form of Indemnification Agreement between CNL Hotels & Resorts, Inc. and its directors and officers effective June 22, 2006. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, J. Douglas Holladay, Jack F. Kemp, Robert E. Parsons, Jr., Dianna F. Morgan, Craig A. McAllaster, Thomas J. Hutchison III, John A. Griswold, C. Brian Strickland, Mark E. Patten, Barry A. N. Bloom, Marcel Verbaas, Greerson G. McMullen, and Stephanie J. Thomas. (Previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.92	CNL Center Tower II Office Lease Agreement, dated as of November 23, 2005, by and between CNL Plaza II, Ltd. and CNL Hospitality Corp., assumed by the Registrant on June 21, 2006 in connection with the merger of CNL Hospitality Corp. with and into a wholly-owned subsidiary of the Registrant (Previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 and incorporated herein by reference.)

10.93*	Form of Executive Deferred Share Grant Notice (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)

10.94*	Form of Executive Deferred Share Award Agreement (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 6, 2006 and incorporated herein by reference.)

10.95	CNL Plaza Venture, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.)

10.96	CNL Plaza, Ltd. Purchase and Sale Agreement by and between CNL Hotels & Resorts, Inc. and CNL Corporate Investors, Ltd. dated October 3, 2006 (Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006 and incorporated herein by reference.)

10.97*	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.98*	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and John A. Griswold (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.99*	Amendment dated February 21, 2007 to the Amended and Restated Employment Agreement dated as of May 19, 2006 between CNL Hotels & Resorts, Inc. and C. Brian Strickland (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.100*	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and Thomas J. Hutchison III (Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.101*	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and John A. Griswold (Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

10.102*	Amendment dated February 21, 2007 to the Executive Deferred Share Grant Notice dated as of June 21, 2006 between CNL Hotels & Resorts, Inc. and C. Brian Strickland (Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference.)

14.1	CNL Hotels & Resorts, Inc. Code of Business Conduct and Ethics (adopted July 28, 2006) (Previously filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2006 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (Furnished herewith.)

*	Indicates management contract or compensatory plan or arrangement.