Form 10-K/A
period 2006-12-31
CNL Hotels & Resorts, Inc.
filed 2007-04-11
CIK 1017022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-32254
CNL HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	59-3396369

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Orange Avenue Orlando, Florida	32801

(Address of principal executive offices)	(Zip Code)
(407) 650-1510
(Registrant’s telephone number, including area code)
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
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE
     CNL Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.
PART III
INTRODUCTION
     On January 18, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), by and among MS Resort Holdings LLC, a Delaware limited liability company (“Parent”), MS Resort Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), MS Resort Purchaser LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“MS Purchaser Sub”), and Ashford Sapphire Acquisition LLC, a Delaware limited liability company (“Sapphire” and, together with Parent, Merger Sub and MS Purchaser Sub, the “Buyer Parties”) pursuant to which each of our issued and outstanding common shares (other than dissenting shares and shares owned directly or indirectly by Parent) will be canceled and entitled to receive a distribution and merger consideration in a total amount equal to $20.50. Parent, Merger Sub and MS Purchaser Sub are affiliates of Morgan Stanley Real Estate Fund V, U.S., L.P. (“MSREF”), and Sapphire is a wholly-owned subsidiary of Ashford Hospitality Trust, Inc. (“Ashford”).
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
     The Asset Sales and the Merger (hereinafter collectively referred to as the “CHR Sale Transaction”) are subject to customary closing conditions including, among other things, the approval of the Merger by the affirmative vote of holders of a majority of our outstanding common shares. On April 10, 2007, at a Special Meeting of our stockholders, a majority of our outstanding common shares voted to approve the CHR Sale Transaction. The closings of the transactions contemplated by the Merger Agreement are not subject to a financing condition. MSREF and Ashford have jointly and severally guaranteed the payment and performance obligations of the Buyer Parties under the Merger Agreement in an amount up to $300 million.
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
     On April 4, 2007, we entered into Amendment No. 2 to the “Merger Agreement with the Buyer Parties (the “second Merger Agreement Amendment”).Pursuant to the second Merger Agreement Amendment, the amount of the special dividend was established at $12.55 per share (the “Special Dividend”) to be declared by the Company immediately following, and subject to, Asset Sales. This amount may exceed the Company’s accumulated earnings and profits as of the date of the merger contemplated by the Merger Agreement, including the gain on account of the Asset Sales (the “Closing Accumulated E&P”). In the event that the Special Dividend does exceed the Closing Accumulated E&P and the Company has ordinary income following the closing of the Asset Sales in calendar year 2007, the portion of the Special Dividend attributable to such income could be treated as a distribution of such ordinary income and subject to federal income tax rates as high as 35% in the hands of certain stockholders of the Company. Based on a representation from Parent to the Company in the second Merger Agreement Amendment, the amount of ordinary income, within the meaning of the Internal Revenue Code of 1986, as amended, recognized by the Company from the closing date of the Merger and ending on December 31, 2007 is not currently expected to be more than $100 million, or approximately $0.64 per share of our common stock; however there can be no assurances as to the actual amount of ordinary income following the closing of the Merger. Certain United States federal income tax consequences of the Merger and Asset Sales are discussed more fully in the Company’s definitive proxy statement related to the Merger and Asset Sales filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2007.

Item 10. Directors and Executive Officers of the Registrant
THE BOARD OF DIRECTORS
     Our Board of Directors (the “Board”) currently consists of nine members, a majority of whom are Independent Directors under our Charter, the listing standards of the New York Stock Exchange, and applicable SEC rules (each an “Independent Director” and collectively the “Independent Directors”). Pursuant to our Articles of Amendment and Restatement, as amended (the “Charter”), each of our Directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualified. Our Executive Officers all serve at the pleasure of our Board.
     The following table sets forth certain information concerning the individuals who are our current Directors:

Name	Age	Position

James M. Seneff, Jr.	60	Director and Chairman of the Board
Robert A. Bourne	60	Director and Vice Chairman of the Board
Thomas J. Hutchison III	65	Chief Executive Officer and Director
John A. Griswold	58	President, Chief Operating Officer and Director
J. Douglas Holladay	60	Independent Director
Jack F. Kemp	71	Independent Director
Craig M. McAllaster	55	Independent Director
Dianna F. Morgan	55	Independent Director
Robert E. Parsons, Jr.	51	Independent Director
    Set forth below is a brief description of the business experience during at least the past five years for each Director.
     James M. Seneff, Jr. has served as one of our Directors since our inception in June 1996 and as the Chairman of the Board since June 1997. Mr. Seneff served as our Chief Executive Officer from June 1997 through February 2003, and he served as Co-Chief Executive Officer from February 2003 through May 2003. Mr. Seneff was a director, Chairman of the Board of Directors and served as Co-Chief Executive Officer until April 2005 of CNL Hospitality Corp., the former advisor to our Company (the “Former Advisor”). Mr. Seneff has served as a director and as Chairman of the Board of Directors of CNL Hotel Investors, Inc. since February 1999 and served as Chief Executive Officer from February 1999 to June 2004. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (“CFG”), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CFG and some of its subsidiaries since the formation of a CFG affiliate in 1973. CFG is the parent company, either directly or indirectly through subsidiaries, of (1) CNL Real Estate Group, Inc. (“CREG”), which is the parent company of the various CNL advisors to certain unlisted REITs, including the Former Advisor, and CNL Income Corp.; (2) CNL Capital Markets Corp., which is the parent company of CNL Securities Corp., a registered broker-dealer that has served as managing dealer for various CNL-affiliated public and private offerings, including, our five previous public offerings, and (3) CNL Fund Advisors Company (f/k/a CNL Fund Advisors, Inc. and CNL Institutional Advisors, Inc.), a federally registered advisory firm. CFG and the entities it has established have grown to more than $20 billion in assets. Mr. Seneff also served as a director and Chairman of the Board of Directors of CNL Retirement Properties, Inc., a public, unlisted REIT, as well as CNL Retirement Corp., its advisor, until CNL Retirement Properties, Inc. and CNL Retirement Corp. were both merged with and into Health Care Property Investors, Inc., a public REIT traded on The New York Stock Exchange, Inc. (“NYSE”). Since August 2003 Mr. Seneff has served as a director and Chairman of the Board of Directors of CNL Income Properties, Inc., a public, unlisted, REIT. Mr. Seneff currently serves as a director and Chairman of the Board of Directors for CNL Income Corp., the advisor for CNL Income Properties, Inc., and served as its Chief Executive Officer from July 2003 to February 2004. Mr. Seneff served as a director from 1994 to 2005, as Chairman of the Board of Directors from 1996 to 2005 and as Chief Executive Officer from 1994 to 2004 of National Retail Properties, Inc., a public REIT that is listed on the NYSE. In addition, he served as a director and Chairman of the Board of Directors since inception in 1994 through February 2005, as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003, of CNL Restaurant Properties, Inc. CNL Restaurant Properties, Inc. was a public, unlisted REIT until February 2005, when it merged with U.S. Restaurant Properties, Inc. Mr. Seneff served as Chairman of the Board of Trustreet Properties, Inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc. Trustreet Properties, Inc. was a public REIT that was listed on the NYSE until its acquisition by GE Capital Solutions in February 2007. Mr. Seneff has also served as a director and Chairman of the Board of Directors of CNL Securities Corp. since 1979 and as its Chief Executive Officer from 1991 to 2004. He served as Chief Executive Officer from 2000 to 2004, and as a director from 1990, and Chairman of the Board of Directors from 2000, of CNL Investment Company until its merger with CNL Capital Markets Corp. in 2005. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A. and currently serves as a director and the Chairman of the Board of CNL Bancshares, Inc.. He served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the state of Florida retirement system. He is a former member of the Florida State University Foundation’s Board of Directors. Currently, Mr. Seneff serves as Chairman of the Governor’s Council for the Economic Development Commission and Vice Chairman of the Board of Directors for the Orlando Performing Arts Center. He is a member of the Board of Overseers of the Crummer Graduate School of Business at Rollins College and a resident member of the Board of The Florida Council of 100. He also serves as a board member for Atlantic Blue Group, Inc. and is a member of the Alexis de Tocqueville Society of the Heart of Florida United Way. Mr. Seneff is a member of the Board of Trustees of United Arts of Central Florida, Inc., the Board of Directors of Orlando Regional Healthcare and a number of other non-profit organizations. He is a graduate of Florida State University with a B.S. in Business Administration.
     Robert A. Bourne currently serves as one of our Directors and is Vice Chairman of our Board of Directors. Mr. Bourne previously served as Director from our inception in June 1996 until February 2003. He was then re-elected as a Director in June 2003. Mr. Bourne previously served as our Vice Chairman of our Board of Directors from January 1999 through February 2003. He was re-appointed as Vice Chairman of our Board of Directors in July 2004. Mr. Bourne served as our Treasurer from September 2001 until July 2004. From February 1999 to July 2002, he served as President of CNL Hotel Investors, Inc. Since February 1999 he has served as a director and since June 2001 he has served as Treasurer of CNL Hotel Investors, Inc. Mr. Bourne also served as a director, Vice Chairman of the Board of Directors and as Treasurer of the Former Advisor. Mr. Bourne served as President of our Company and of the Former Advisor from 1997 to June 2002. Mr. Bourne was also the President of CFG until November 2006 and a director, Vice Chairman of the Board of Directors and Treasurer of CNL Retirement Properties, Inc., as well as served as a director and Vice Chairman of the Board of Directors and served as Treasurer from June 2001 to March 2006 of CNL Retirement Corp. Mr. Bourne served as President of CNL Retirement Properties, Inc. and CNL Retirement Corp. from 1998 and 1997, respectively, to June 2002. Mr. Bourne serves as a director, Treasurer and Vice Chairman of the Board of Directors of CNL Income Properties, Inc. He also serves as director and Vice Chairman of the Board of Directors, and served as Treasurer from July 2003 to March 2006, of CNL Income Corp., the advisor to CNL Income Properties, Inc. Mr. Bourne also serves as a director of CNLBank. He served as a director from May 1994 to June 2005 and as Vice Chairman of the Board of Directors from May 1996 to June 2005 of National Retail Properties, Inc., a public REIT that is listed on the NYSE. Mr. Bourne served as a director from 1994 through February 2005, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board of Directors from February 1999 through February 2005, of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.). CNL Restaurant Properties, Inc. was a public, unlisted REIT until February 2005, when it merged with U.S. Restaurant Properties, Inc until its acquisition by GE Capital Solutions in February 2007. Mr. Bourne served as a director of Trustreet Properties, Inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc. Mr. Bourne also serves as a director, Chief Executive Officer, and Treasurer for various affiliates of CFG, including CNL Capital Markets, CNL Securities Corp., and CNL Fund Advisors Company. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970, where he received a B.A. in Accounting, with honors.
     Thomas J. Hutchison III has served as our Chief Executive Officer since May 2003 and has served as a Director since July 2004. Mr. Hutchison previously served as our Executive Vice President from May 2000 through June 2002, as President from June 2002 through March 2003 and as Co-Chief Executive Officer from February 2003 through May 2003. Mr. Hutchison served as Co-Chief Executive Officer of the Former Advisor from February 2003 until April 2005, and was a director of the Former Advisor from August 2000 until the date of the Advisor Merger. From June 2002 through March 2003, Mr. Hutchison served as our President and President of the Former Advisor. From May 2000 to June 2002, Mr. Hutchison served as Executive Vice President and Executive Vice President of the Former Advisor. From May 2000 to July 2002, he served as Executive Vice President, from July 2002 to September 2004 as President, and since June 2004, he has served as Chief Executive Officer, of CNL Hotel Investors, Inc. From January 2000 to September 2005, Mr. Hutchison served as President and Chief Operating Officer of CREG, the parent company of CNL Retirement Corp. and of the Former Advisor. He served as the President and Chief Operating Officer of CNL Realty & Development Corp. from August 2000 to July 2005. Mr. Hutchison also served as Chief Executive Officer of CNL Hotel Development Company. He previously served as Executive Vice President from October 2000 to July 2002 and as President from July 2002 to January 2005 of CNL Hotel & Development Company. Mr. Hutchison served as President of CNL Retirement Properties, Inc. from June 2002 to September 2005. Mr. Hutchison also served as Chief Executive Officer of CNL Retirement Properties, Inc. and as President from June 2002 until September 2005 and as Chief Executive Officer of CNL Retirement Corp., its advisor, from August 2003 to September 2005. From February 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Retirement Properties, Inc. and from May 2000 to June 2002 served as Executive Vice President of CNL Retirement Corp. Mr. Hutchison also served as Chief Executive Officer of CNL Income Properties, Inc. a public, unlisted REIT, and as Chief Executive Officer and a director of CNL Income Corp., the advisor to CNL Income Properties, Inc., from February 2004 to August 2005. Mr. Hutchison joined CFG in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. Prior to joining CFG, Mr. Hutchison was President and owner of numerous real estate services and development companies. From 1990 to 2000, he was Chairman and Chief Executive Officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed President and Chief Executive Officer of General Development Corporation, a real estate community development company. From 1986 to 1990, he was the Chairman and Chief Executive Officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the President and Chief Executive Officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock’s nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison attended Purdue University and the University of Maryland Business School.
     John A. Griswold has served as our President since March 2003, as our Chief Operating Officer since October 2003 and as one of our Directors since July 2004. The functions of Portfolio and Asset Management, and Planning, Design, and Construction, report to Mr. Griswold. Mr. Griswold also has served as a director and President of the Former Advisor from March 2003 until the date of the Advisor Merger, and was the Former Advisor’s Chief Operating Officer from October 2003 until the date of the Amended Merger. He has over 30 years of experience in the hospitality industry. Mr. Griswold has served as President of CNL Hotel Development Company since January 2005. From January 1999 to February 2003, Mr. Griswold served as one of our Independent Directors. From 1985 to March 2003, Mr. Griswold served as a senior executive, including as president from 1999 to March 2003, of Tishman Hotel Corporation, an operating unit of Tishman Realty & Construction Co., Inc., founded in 1898. Tishman Hotel Corporation is one of the nation’s largest developers, owners and operators of upscale full service hotels and resorts. The Tishman Corporation provided such services for more than 85 hotels totaling more than 30,000 rooms. Tishman’s major developments included the Walt Disney World Swan and Dolphin resorts in Orlando, the Sheraton Chicago Hotel and Towers, the Westin Rio Mar Beach Resort in Puerto Rico and the Westin New York at Times Square. From 1981 to 1985, Mr. Griswold served as general manager of the Buena Vista Palace Hotel in The Walt Disney World Resort. From 1978 to 1981, he served as vice president and general manager of the Homestead Resort, a luxury condominium resort in Glen Arbor, Michigan. In addition, Mr. Griswold served as an operations manager for The Walt Disney Company from 1971 to 1978. He was responsible for operational, financial and future planning for multi-unit dining facilities in Walt Disney World and Lake Buena Vista Country Club. He is a past Chairman of Orlando/Orange County Convention & Visitors Bureau, Inc. and a member of the board of the First Orlando Foundation. Mr. Griswold received a B.S. from the School of Hotel Administration at Cornell University in June 1971.
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
     Jack F. Kemp has served as one of our Independent Directors since July 2004. Currently, Mr. Kemp is the Founder and Chairman of Kemp Partners. In 1993, Mr. Kemp co-founded Empower America, a public policy and advocacy organization, and has since served as co-director of the organization. In August 1996, he received the Republican Party’s nomination for Vice President under presidential candidate Bob Dole. Prior to founding Empower America, Mr. Kemp served as Secretary of Housing and Urban Development from 1990 to 1993, and as a U.S. Representative for western New York from 1971 to 1989. Before his election to Congress, Mr. Kemp played 13 years as a professional football quarterback and co-founded the American Football League Players Association. He received a B.A. in 1957 from Occidental College. Mr. Kemp also currently serves as a director for Hawk Corporation, InPhonic, Six Flags, Inc., World Space, Inc. and Oracle Corporation.
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
     Dianna F. Morgan has served as one of our Independent Directors since July 2004. Ms. Morgan had a 30-year career with Walt Disney World Company, most recently serving as Senior Vice President of Public Affairs from 1993 to 2001, where she was responsible for government, community and media relations, as well as the Disney Institute. She was appointed by Governor Jeb Bush to the University of Florida Board Of Trustees where she serves as Vice Chair, and previously served as a member of the Orange County Tourist Development Commission, the Florida Tourism Commission and Enterprise Florida. Ms. Morgan also serves as a director for Orlando Regional Healthcare. Ms. Morgan received a B.A. in 1995 from Rollins College.
     Robert E. Parsons, Jr. has served as one of our Independent Directors since September 2003. Since July 2004, Mr. Parsons has served as Executive Vice President and Chief Financial Officer of Exclusive Resorts, a Denver-based luxury residence club. Mr. Parsons is also the Managing Director of Wasatch Investments, which provides advisory and consulting services to the real estate and lodging industries. Prior to Wasatch Investments, Mr. Parsons spent 22 years at Host Marriott Corporation (now named Host Hotels & Resorts, Inc.), a REIT that owns full service hotel properties, where, from 1995 to 2003, he served as Executive Vice President and Chief Financial Officer. He also previously served as Chairman of the Hotel Development Council of the Urban Land Institute. Mr. Parsons also serves as a director of TenFold Corporation. Mr. Parsons received a B.A. in 1979 and an M.B.A. in 1981 from Brigham Young University.
EXECUTIVE OFFICERS
     Our Executive Officers are as follows:

Name	Age	Position
Thomas J. Hutchison III	65	Chief Executive Officer
John A. Griswold	58	President and Chief Operating Officer
C. Brian Strickland	44	Executive Vice President, Chief Financial Officer and Treasurer
Barry A.N. Bloom	42	Executive Vice President of Portfolio Management and Administration
Mark E. Patten	43	Senior Vice President and Chief Accounting Officer
Marcel Verbaas	37	Senior Vice President and Chief Investment Officer
Greerson G. McMullen	44	Chief General Counsel, Executive Vice President and Secretary
     C. Brian Strickland has served as our Executive Vice President since 2002 and as our Chief Financial Officer since January 2004. Mr. Strickland has also served as our Treasurer since February 2005. Previously he served as our Vice President of Finance and Administration from 1998 through 2000, as Senior Vice President of Finance and Administration from 2000 through 2002 and as Corporate Secretary from April 2004 through November 2005. Mr. Strickland served as Executive Vice President of the Former Advisor from July 2002 and Chief Financial Officer of the Former Advisor from October 2004 until the date of the Advisor Merger. Mr. Strickland also serves as Executive Vice President and Corporate Secretary for CNL Hotel Development Company and CNL Hotel Investors, Inc. He previously served as Vice President of Finance and Administration from 1999 through 2000 and as Senior Vice President of Finance and Administration from 2000 through 2002 of CNL Hotel Investors, Inc. From 1989 to 1997, Mr. Strickland served as Director of Tax for Wyndham Hotels and Resorts. Prior to 1989, Mr. Strickland was senior tax accountant for Trammell Crow Company. From 1986 to 1988, Mr. Strickland was a tax consultant with Ernst & Whinney, where he was a member of the real estate practice group. Mr. Strickland is a certified public accountant and received a B.A. in Accounting from Texas Tech University in 1985.
     Barry A.N. Bloom has served as our Executive Vice President of Portfolio Management and Administration since April 1, 2006, and previously as our Senior Vice President from May 2003 until April 2006. Mr. Bloom also served as Senior Vice President of the Former Advisor from July 2004 until the date of the Advisor Merger. Mr. Bloom is responsible for the oversight of select hotel assets, as well as directing efforts in management and franchise agreement administration, real estate ownership issues, hotel technology and integrating acquisitions into our existing portfolio management systems. Immediately prior to joining the Former Advisor, Mr. Bloom served as Vice President — Investment Management for Hyatt Development Corporation for three years. At Hyatt, he was responsible for providing ownership discipline and oversight for over 50 hotels and provided direction and decision making for capital expenditures and real estate issues. Prior to serving as Vice President of Hyatt, Mr. Bloom was a First Vice President at Tishman Hotel Corporation, where he spent over 10 years in a variety of capacities including investment banking, asset management and property management. Prior to joining Tishman, he worked for VMS Realty

Partners and Pannell Kerr Forster. Mr. Bloom received an MBA from the Johnson School at Cornell University in 2001 and a B.S. from the School of Hotel Administration at Cornell University in 1986.
     Mark E. Patten has served as our Senior Vice President and Chief Accounting Officer since April 2004 and served as the Senior Vice President and Chief Accounting Officer of the Former Advisor from February 2004 until the date of the Advisor Merger. Mr. Patten is primarily responsible for our financial accounting and reporting areas and Securities and Exchange Commission (“SEC”) compliance. In these capacities, Mr. Patten works closely with our Audit Committee and our Chief Financial Officer in, among other things, establishing and maintaining efficient and effective disclosure controls and compliance with SEC rules and regulations. Mr. Patten brings 19 years of experience in the areas of accounting, SEC reporting and corporate finance. Prior to his employment with the Former Advisor, Mr. Patten served for less than one year as the Chief Financial Officer of SRK Management Company, served two years with Danka Office Imaging Systems, a publicly-traded provider of office imaging equipment and services as Vice President of Finance, two years as Chief Financial Officer of World Commerce Online, a publicly-traded software development firm, and nearly two years as Chief Accounting Officer and Assistant Corporate Secretary for Vistana Inc., a publicly-traded developer and operator of timeshare resorts. During Mr. Patten’s tenure as Chief Financial Officer of World Commerce Online, World Commerce Online filed a petition pursuant to Chapter 11 of the federal bankruptcy laws. In addition, Mr. Patten spent 13 years with KPMG, including two years in KPMG’s Department of Professional Practice in New York and was elected into the partnership of KPMG in 1997. Mr. Patten received a B.A. in accounting from the University of Florida in 1986 and received his certification as a public accountant in 1988.
     Marcel Verbaas has served as our Senior Vice President of Real Estate Services since December 2004 and Chief Investment Officer since March 2005. He previously served as our Vice President from August 2002 to March 2003 and as our Senior Vice President of Project Finance from March 2003 to June 2003. Mr. Verbaas also served as Chief Investment Officer from July 2003 to December 2004 and Senior Vice President from September 2003 to December 2004 of CNL Retirement Corp. Mr. Verbaas previously served as Vice President of Real Estate Finance from August 2000 to September 2002, Vice President of Structured Investments from September 2002 to March 2003 and as Senior Vice President of Project Finance from March 2003 through July 2003 for the Former Advisor. Prior to joining CNL, he served as Director of Corporate Finance for Stormont Trice Development Corporation, a private hotel development company with substantial expertise in public-private ventures, from July 1998 to August 2000. His responsibilities included the negotiation of all debt and equity investments for development projects, as well as the analysis of development and acquisition opportunities. Mr. Verbaas acquired extensive real estate finance expertise through various originations and underwriting positions with GE Capital Corp. and Ocwen Financial Corp. During his tenure at Ocwen Financial Corp., he assisted in the formation of its affiliated REIT. At both GE Capital Corp. and Ocwen Financial Corp. he originated, structured and underwrote transactions in all types of commercial real estate, Mr. Verbaas primarily focused on providing financing in the hospitality industry. A native of The Netherlands, Mr. Verbaas received a master’s degree in business economics from Erasmus University of Rotterdam, The Netherlands, in 1993.
     Greerson G. McMullen has served as our Chief General Counsel and Secretary since November 2005, as Executive Vice President since August 2006 and, as our Senior Vice President from November 2005 to August 2006. He also served as Senior Vice President and Chief General Counsel of the Former Advisor from October 2005 until May 19, 2006. Prior to joining us, Mr. McMullen was Executive Vice President, General Counsel and Secretary of Global Signal, Inc., a NYSE-listed company, from July 2004 to September 2005. From December 1996 to July 2004, he held various executive positions with General Electric Company’s Transportation, Industrial Systems and Energy divisions (“GE”). Prior to GE, he was a corporate attorney for Tropicana Products, Inc. and an attorney with the law firms of Sullivan & Cromwell and Kennedy Covington Lobdell & Hickman, L.L.P. Mr. McMullen received a B.S.F.S. from Georgetown University, School of Foreign Service in 1983, and a J.D. from the University of Virginia School of Law in 1988.
     The backgrounds of Messrs. Hutchison and Griswold are described above under “THE BOARD OF DIRECTORS.”
AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
     We have a standing Audit Committee, the members of which are selected by our Board annually. The Audit Committee operates under a written charter adopted by our Board, a copy of which is available on the Internet at our website at http://www.cnlhotels.com by accessing the “Investor Relations” link and then the “Corporate Governance” link. The members of our Audit Committee are Robert E. Parsons, Jr., Craig M. McAllaster, and Dianna F. Morgan, all of whom qualify as Independent Directors. Mr. Parsons serves as Chairman of the Audit Committee, and our Board has determined that he is an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that each of our Audit Committee members is financially sophisticated and able to read and understand our financial statements. The Audit Committee met ten times during the year ended December 31, 2006.

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
AUDIT COMMITTEE REPORT
     Review and Discussions with Management. Our Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2006, with our management. Our Audit Committee also discussed with our senior management the process for certifications by our Chief Executive Officer and Chief Financial Officer which is required by the SEC and Sarbanes-Oxley for certain of our filings with the SEC.
     Review and Discussions with Independent Registered Certified Public Accounting Firm. Our Audit Committee has discussed with PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” which includes, among other items, matters related to the conduct of the audit of our financial statements. In addition, our Audit Committee has reviewed the selection, application and disclosure of our critical accounting policies. Our Audit Committee has also received written disclosures and a letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (which relates to the accountant’s independence from us and our related entities) and has discussed with PricewaterhouseCoopers LLP their independence from us.
     Conclusion. Based on the review and discussions referred to above, the Audit Committee recommended to the Board that our company’s audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the SEC.

Submitted by:	Robert E. Parsons, Jr, Chairman
Dianna F. Morgan
Craig M. McAllaster
     The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any previous or future filings under the Securities Act or the Exchange Act, except to the extent that we incorporate it by specific reference.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by the SEC’s regulations to furnish us with copies of all Forms 3, 4 and 5 that they file.
     Based solely upon a review of Section 16(a) reports furnished to us for 2006, written representations that no other reports were required and other information known to us, we believe that the Reporting Persons complied with all filing requirements for 2006.
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

Item 11. Executive Compensation
COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
Compensation of Directors
     Beginning with the fiscal quarter ending on September 30, 2004, each Independent Director was entitled to receive $10,000 quarterly in cash for serving on our Board, and a quarterly stock grant of shares having a value equal to $10,000 (based on a deemed price of $20 per share), and an attendance fee of $2,000 per meeting of our Board or any committee of the Board, whether attended in person or telephonically. Directors who were employees of the Former Advisor did not receive compensation for their services as Directors.
     The following table provides information about the quarterly compensation earned by our Independent Directors who served as Chairman of the committees of the Board during 2006:

Independent Director	Committee Chair	Quarterly Fee
Robert E. Parsons, Jr.	Audit Committee	$3,750
Dianna F. Morgan	Compensation Committee	$2,500
Craig M. McAllaster	Nominating and Corporate Governance	$1,250
Dianna F. Morgan & J. Douglas Holladay	Special Litigation Committee	$1,250
     Directors who are members of the Special Committee, formed in connection with the Advisor Merger, (the “Special Committee”) were entitled to receive additional fees for services as members of the Special Committee. The members of the Special Committee received compensation as follows: Mr. Parsons, the committee chairman, received payment of $90,000 in 2004; Craig McAllaster (a current member of the Special Committee) received a payment of $60,000 in 2004; and each of the three received $1,500 per meeting. Mr. Kemp received $30,000 in 2005 for his participation on the Special Committee and has also received $1,500 per each Special Committee meeting that he attended. In March 2006, our Board of Directors approved and we paid additional compensation to Mr. Parsons, Mr. McAllaster and Mr. Kemp for their continued service on the Special Committee of $90,000, $60,000 and $30,000, respectively.
     In December 2004, a special litigation committee, comprised of our three Independent Directors who were not defendants in the securities class action litigation that is described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of the Form 10-K filed on April 2, 2007, under Liquidity and Capital Resources – Commitments and Contingencies (the “Class Action Lawsuit”) , was formed for the purpose of monitoring the arbitration proceedings regarding us and our Directors’ rights and obligations concerning indemnification as it pertains to legal defense and liability associated with the Class Action Lawsuit and subsequent administration of indemnification and to approve local counsel to represent us in connection with the arbitration proceedings. On March 3, 2005, the authority of the Special Litigation Committee was extended to include, within certain limitations, the power to consider any settlement offer to be made by us to the plaintiffs in the Class Action Lawsuit. On January 26, 2006, the authority of the Special Litigation Committee was further extended to include, within certain limitations, the power to review (including reviewing the course of negotiations) and approve any settlement of the Class Action Lawsuit on our behalf. On January 26, 2006, the authority of the Special Litigation Committee was also extended to include the determination of any claims or rights that we may have with respect to such settlement, such Class Action Lawsuit or their subject matter, including, but not limited to, claims for indemnification, contribution or insurance.
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
     In April and May 2006, the Compensation Committee and the Board, respectively, each approved modifications of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack R. Kemp, J. Douglas Holladay, and Craig M. McAllaster, whereby 500 shares of our common stock is to be granted to each such Independent Director per quarter, instead of $10,000 worth of our common stock to each such Independent Director per quarter.

     The following table summarizes the compensation that was paid by us (or deferred pursuant to the deferred compensation plan) to our non-employee Directors for the year ended December 31, 2006:
Director Compensation Table

	Fees Earned or	Interest on
Independent Director	Paid in Cash ($)	Deferred Payments ($)	Stock Awards ($) (a)	Total ($) (d)
J. Douglas Holladay (b) (c) (e)	$105,000	$13,400	$40,000	$158,400
Jack F. Kemp (b)	$163,500	$-0-	$40,000	$203,500
Craig M. McAllaster (b) (c)	$119,000	$-0-	$40,000	$159,000
Robert E. Parsons, Jr. (b) (c) (e)	$185,000	$25,600	$40,000	$250,600
Dianna F. Morgan (b)	$191,000	$-0-	$40,000	$231,000

(a)	Amounts represent accounting expense recognized in 2006 pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) for shares of common stock issued or deferred based upon a deemed value of $20.00 per share at December 31, 2006.

(b)	Each of our Independent Directors was entitled to receive 500 shares of our common stock and $10,000 in cash on a quarterly basis for their services during the year ended December 31, 2006.

(c)	Includes 2,000 shares deferred pursuant to the terms of a deferred fee agreement between us and such Director.

(d)	Director compensation for the year ended December 31, 2006 did not include the grant of stock options, the payment of non-equity incentive compensation or the provision of pension or similar benefits.

(e)	Director compensation deferred for the year ended December 31, 2006. Deferred fees earn interest at prime plus two percent per annum.
Compensation Discussion and Analysis
     This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our named Executive Officers and places in perspective the data presented in the narrative and tables that follow.
     Overview
     Objectives of Compensation Program. Our compensation program for named Executive Officers was designed in connection with our merger with our external advisor and the related negotiation of employment agreements with employees of our advisor who had been serving as our named Executive Officers. The initial objective of our compensation program was, upon completion of the merger, to retain our named Executive Officers who were employed by our external advisor and who have been instrumental in the operation of our business. Going forward, the objective of our compensation program for our named Executive Officers is to motivate and reward fairly those individuals who perform over time at, or above, the levels that we expect and to attract, as needed, individuals with the skills necessary to achieve our objectives. Our compensation program is also designed to reinforce a sense of ownership and to link rewards to measurable corporate and individual performance.
     Our named Executive Officers’ compensation currently has four primary components:
•	base compensation or salary;

•	annual cash bonuses under a performance-based cash incentive plan;

•	deferred stock awards granted under our long-term incentive plan; and

•	employee benefits and perquisites.

     Determination of Our Compensation Program. In prior years and through June 21, 2006, the date we closed the merger with our external advisor, we did not have employees. (However, Mr. Greerson McMullen, our Chief General Counsel, Executive Vice President and Secretary joined us in May of 2006 in anticipation of the completion of the merger with our external advisor.) Prior to the merger, we had a service contract with another company, our external advisor, through which our external advisor provided the services of its employees, including those employees of our external advisor who acted as our named Executive Officers. In the first half of 2006, we negotiated employment agreements with our named Executive Officers in connection with the merger with our external advisor, which merger closed on June 21, 2006. Except for Mr. Greerson McMullen, our named Executive Officers had been providing similar services to us for two to eight years while they were employed by our external advisor. The employment agreements with our named Executive Officers each have a three and one-half year term, with the term ending on December 31, 2009. The employment agreements provide for both fixed and incentive compensation through the end of their terms.
     We engaged the Schonbraun McCann Group LLP to assist us in determining the appropriate elements and level of compensation for our named Executive Officers during these employment agreement negotiations. With the help of our compensation consultants, we reviewed a group of real estate investment trust (REIT) companies that, similar to us, focus their businesses on properties in the hospitality and resort industries. This ‘peer’ group consisted of Ashford Hospitality Trust, Inc., Choice Hotels International, Diamondrock Hospitality Company, Felcor Lodging Trust Incorporated, Gaylord Entertainment Company, Hilton Hotels Corp., Host Hotels & Resorts, Inc., Innkeepers USA Trust, LaSalle Hotel Properties, Marriott International, Inc., MGM Mirage Incorporated, Starwood Hotel & Resorts Worldwide, Strategic Hotel s & Resorts, and Sunstone Hotel Investors, Inc. While we reviewed all of the companies in the comparison group closely, we were most heavily influenced by the compensation program of Host Hotels & Resorts, Inc., a company with which we believe we share certain similarities.
     Determining the Elements of Our Compensation Program. We determined the elements of our compensation program based on the compensation programs of the peer companies we reviewed and the analysis and report prepared by our compensation consultant. We utilize salary as the base amount necessary to compensate our named executives and to help retain our named Executive Officers in the competition for executive talent. We utilize cash bonuses to reward the achievement of annual company and personal performance goals. We grant deferred share awards in part to retain our named Executive Officers over the longer term (through the time-based vesting deferred share awards) and to reward the named Executive Officers for superior corporate performance based on both annual and multi-year goals (through the performance-based vesting deferred share awards). In addition, we believe the grant of deferred share awards helps us to align the interests of our named Executive Officers with the interests of our stockholders.
     Determining the Amounts of Each Element of Our Compensation Program. We targeted a total amount of compensation to be paid for each of our named executive officer positions. We then determined the amount of each element based on our compensation objectives, compared our determinations of the amount for each element with our group of peer companies and adjusted the amount for each element as we deemed necessary based on the comparison with the peer companies. Our compensation committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior, with most of the compensation of our named Executive Officers based on the achievement of performance goals. Our cash incentive program is based on the achievement of performance goals and at maximum performance levels can equal 2/3rds of our CEO’s cash compensation, over half of the cash compensation of our president and our CFO and at least 1/2 of the cash compensation of our other named Executive Officers. With respect to all of our named Executive Officers, about 82% of the value of their deferred share awards vest based on the achievement of corporate performance goals.
     Role of Compensation Committee and CEO. The compensation committee of our board of Directors has primary responsibility for reviewing, approving and determining the compensation of our named Executive Officers. Beginning with our 2006 fiscal year, our compensation committee annually evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The CEO and our compensation committee together annually assess the performance of the other named Executive Officers and determine their compensation, based on initial recommendations from the CEO. The other named Executive Officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.
     Role of Compensation Consultant. In determining the named Executive Officers’ compensation in connection with the negotiation of their employment agreements, we hired Schonnbraun McCann Group LLP. They provided us with survey results and an analysis of our peer companies; they determined our position among the peer companies; they developed recommendations and guidelines for the structure of our compensation program; they reviewed the overall compensation package and advised our compensation committee that our named Executive Officers’ compensation was fair and reasonable based on the review of the peer group.

     Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s CEO or any of the company’s four other most highly compensated Executive Officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by the stockholders). For 2006, the grants of the performance-based vesting portion of the deferred share awards and the portion of the payments of annual bonuses based on corporate performance goals were designed to satisfy the requirements for deductible compensation. To maintain flexibility in compensating Executive Officers in a manner designed to promote our varying corporate goals, our compensation committee has not adopted a policy requiring all compensation to be deductible. A portion of the cash bonus and time-based vesting deferred share awards to our named Executive Officers will likely not be deductible under Section 162(m).
     Policies for Timing of Equity-Based Grants. We granted deferred share awards in connection with the approval of our named Executive Officers’ employment agreements, based on the terms of such employment agreements. The grants of the deferred share awards were contingent upon the close of the merger with our external advisor. We also made an additional grant to Mr. McMullen in connection with, and shortly after, his promotion. Because we expect to consummate the pending Merger with a third party shortly or, if such Merger is not consummated, to make equity award grants to the named Executive Officers on a very limited basis for the next several years, we have not adopted a formal policy for making grants in connection with the disclosure of material inside information. With respect to the grants we have previously made, we do not believe that the lack of a policy has had a detrimental effect on our stockholders for two reasons. First, since our common stock is not publicly traded, we do not have the same fluctuation in the fair market value of our stock as normally seen in a publicly traded company. In addition, because we granted deferred share awards rather than stock options, the awards we have granted do not have an exercise price and therefore, their value cannot be manipulated by the timing of their grant.
     Discussion of Specific Components of Our Compensation Program.
     Base Salary. The base salary we pay to our named Executive Officers was negotiated as part of their employment agreements for the term of the employment agreements. Base salaries for our named Executive Officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities.
     Incentive Compensation. Our incentive compensation is composed of a cash incentive compensation plan paid based on the achievement of annual company performance goals and personal performance goals and deferred share awards which vest in part based on continued employment and in part based on the achievement of company performance goals.
     Annual Cash Incentive Plan. We provide an annual cash incentive plan to all of our employees. The annual cash incentive for each employee is based in part on our company performance, measured by the achievement of adjusted earnings before income tax, depreciation and amortization (EBITDA) targets. The other portion of the annual cash incentive is based on the personal goals of the employee (which we call the REACH goals).
     Our compensation committee chose adjusted EBITDA as the company performance metric because it believed that we should reward our named Executive Officers based on the profitability of the company. Our compensation committee considered adjusted EBITDA to be the best measurement of our profitability and an excellent indicator of our financial success and stockholder value creation. The personal performance objectives are proposed by the potential bonus recipient and approved by the named executive officer to whom the potential bonus recipient reports or, in the case of our chief executive officer, by our compensation committee. For our 2006 fiscal year, the personal goals for Mr. Hutchison included such objectives as developing our executive team, successfully integrating acquisitions, and developing strategic opportunities and relationships.
     For our top three officers, the CEO, CFO and President, 80% of their cash bonus is based on achievement of corporate performance goals and the remaining 20% is based on the achievement of personal goals. For our other named Executive Officers, 50% of their cash bonus is based on achievement of corporate performance goals, and the remaining 50% is based on the achievement of personal goals. Each component of the annual incentive plan is independent of the other component, and we will pay the applicable percentage of the plan if either of the personal or corporate goals is achieved, regardless of whether the other goal is attained. The amounts payable upon achievement of the goals at threshold, target and superior have been fixed in the named executive officer’s employment agreement. The threshold amount payable equals 50% of the named executive officer’s base salary, the target amounts payable to our named Executive Officers range from 75% to 100% of the named executive officer’s base salary and the superior amount payable ranges from 125% to 200% of the named executive officer’s base salary. Due to the pending Merger, we have not set performance goals for the 2007 fiscal year. For our 2006 fiscal year, as noted in the Summary Compensation Table, the named Executive Officers received the payment at the superior level for the company performance goals and the personal performance goals, except that our CEO received payment at 75% of the maximum amount for the personal performance portion of his cash annual incentive plan.
     We define adjusted EBITDA, for bonus purposes, to mean EBITDA measured on a recurring and continuing operations basis which reflects the adjustments for non-recurring items consistent with presentation of these amounts in the Company’s earnings releases but exclude net membership cash flow and long-term incentive stock amortization.
     Equity Compensation. We granted deferred share awards to our named Executive Officers, effective as of the close of our merger with our external advisor, pursuant to the terms of each of their employment agreements and the applicable terms of our 2004 Omnibus Long-Term Incentive Plan. A portion of the deferred share awards for each named executive officer (approximately 18%) vests over time and the remainder of the deferred share awards (approximately 82%) vests based on the achievement of performance goals set annually by the compensation committee.
     Pursuant to the deferred share award agreements and notices, with respect to time based deferred shares, each named executive officer becomes vested in the deferred shares as to 25 percent of such deferred shares on December 31st of 2006, 2007, 2008 and 2009, subject to the named executive officer’s continued service with us.
     With respect to the performance-based vesting shares, each named executive officer vests in up to 1/7th of such deferred shares on December 31, 2006 and in up to 2/7th of such deferred shares for each of the years ending on December 31st of 2007, 2008 and 2009, with the amount of shares vesting being based on the achievement of the performance goals for the respective performance period. The performance goals are intended to be set promptly at the start of each performance period. In addition, any deferred shares that do not vest during their original performance period may vest based on cumulative performance goals for the aggregate performance period beginning at the start of the 2006 performance period and ending December 31, 2009. Because of the pending Merger, the compensation committee has not set the performance goals for the 2007 fiscal year.
     For 2006, for the performance-based vesting shares the performance goals were based on adjusted EBITDA (the same performance goal as for the annual cash incentive plan) and adjusted funds from operations (FFO), with seventy percent of the vesting based on adjusted EBITDA and thirty percent of the vesting based on adjusted FFO. Adjusted EBITDA is calculated in the same manner as described above for the annual cash incentive plan and adjusted FFO is similarly calculated by applying the standards established by the National Association of Real Estate Investment Trusts (NAREIT) and making adjustments for non-recurring items consistent with presentation of these amounts in the Company’s earnings releases but excluding net membership cash flow and long-term incentive stock amortization. Our compensation committee may adjust the performance goals and method of calculating the actual financial results achieved to take into account any acquisitions or dispositions of assets or any other extraordinary items that affect the performance period.
     For 2006, for our named Executive Officers, the performance-based vesting deferred shares vest as to: (i) approximately fifteen percent of the deferred shares upon achievement of the threshold level, (ii) approximately thirty percent of the deferred shares upon achievement of the target level and (iii) 100% of the deferred shares upon achievement of the superior level. For the 2006 year, the Company’s performance exceeded the goals for the superior level and, consequently, the performance-based vesting portion of the 2006 installment of the deferred share award vested fully. See the Stock Vested Table for further information regarding the vesting of the 2006 installment of the deferred share awards.
     Benefits and Perquisites. Our named Executive Officers participate in the employee benefits that are available to all employees. In addition, we provide our named Executive Officers additional employee benefits based on the terms of their employment agreements. Specifically, we provide our named Executive Officers additional life insurance and, except for our chief executive officer, enhanced disability insurance benefits. In general, we provide our named Executive Officers a life insurance benefit that equals one time their salary, except that we provide our chief executive officer a life insurance benefit of $1,915,000 and our president a life insurance benefit of $900,000 (our chief executive officer waived $87,500 of his life insurance benefit provided that he was entitled to under his employment agreement and our president waived $100,000 of his life insurance benefit that he was entitled to under his employment agreement subject to the close of the Merger). Our named Executive Officers, other than our chief executive officer, are also entitled to additional long term disability benefits which provide them with long term disability benefits equal to the lesser of 75% of their monthly base wages or $25,000 per month. Our named Executive Officers are also entitled to stay for free at any of our hotels and resorts. Our chief executive officer, president and chief financial officer may use our leased corporate aircraft for personal use, with the approval of our chief executive officer with respect to such personal use by our president and chief financial officer.
     Severance and Change of Control Payments. Our board of Directors determined to provide our named Executive Officers with severance and change of control arrangements in order to mitigate some of the risk that exists for our named Executive Officers. These arrangements are intended to attract and retain qualified named Executive Officers who have alternatives that may appear to them to be less risky absent these arrangements, and mitigate a potential disincentive for the named Executive Officers to pursue and execute a sale of us, particularly where the services of these named Executive Officers may not be required by the acquirer. For quantification of these severance and change of control benefits, please see the discussion under “— Executive Compensation — Severance and Change of Control Agreements” below.
     Protecting the Company’s Interests. Each employment agreement with our named Executive Officers provides that the named executive officer will not engage in a business that is competitive with us, the named executive officer will keep our confidential information in strict confidence, the named executive officer will not solicit, knowingly encourage to leave or hire any of our employees and the named executive officer will not intentionally interfere with the relationship with, or endeavor to entice away, any customer or client of ours. These covenants are in effect during the term of the named executive officer’s employment agreements and, with respect to the noncompete and nonsolicit provisions, for a period of one year after a termination of the named executive officer’s employment with us by us (with or without Cause), voluntarily by the named executive officer without “Good Reason” or as a result of the non-renewal of the employment agreement and for a period of two years after a termination of the named executive officer’s employment with us by the named executive officer for “Good Reason.” The confidential information provision does not expire after a termination of the named executive officer’s service to us. Upon a material breach of any of these covenants after a termination of employment; we may cease making any severance payments required under the named executive officer’s employment agreement. Further information regarding these provisions is given under “— Executive Compensation — Severance and Change of Control Agreements” below.
Compensation Committee Report
     The Compensation Committee of the Board oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K, as amended.
     In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended.

Submitted by:	Dianna F. Morgan, Chairman
Robert E. Parsons, Jr.
Jack F. Kemp
Executive Officer Compensation
Merger with Advisor
     On April 3, 2006, we entered into an amended and restated agreement and plan of merger (the “Advisor Merger Agreement”) with CNL Hospitality Corp. (“CHC” or the “Former Advisor”), CNL Real Estate Group, Inc. (“CREG”), Five Arrows Realty Securities II L.L.C. (“Five Arrows”), the other stockholders of CHC identified therein, CNL Hotels & Resorts Acquisition, LLC (“Acquisition Sub”), CNL Hospitality Properties Acquisition Corp., and CFG (the “Advisor Merger”). Our Board approved the Advisor Merger Agreement upon the recommendation of the Special Committee, which is comprised of three of our Independent Directors. The closing (the “Closing”) of the Advisor Merger occurred on June 21, 2006. Pursuant to the Advisor Merger Agreement, Acquisition Sub was the surviving entity, and the separate corporate existence of the Former Advisor ceased. Upon consummation of the Advisor Merger, the Former Advisor’s officers and other employees became our employees. As a result of the consummation of the Advisor Merger, the Amended Advisory Agreement (as defined in Part I of the Form 10-K filed on April 2, 2007) between us and the Former Advisor was terminated and we became self-advised.
     Prior to the consummation of the Advisor Merger, certain of our officers and Directors and their respective affiliates collectively owned, directly or indirectly, an aggregate of 90 percent of the Former Advisor Shares (as defined in Part II of the Form 10-K filed on April 2, 2007) and, in conjunction with the consummation of the Advisor Merger, received, directly or indirectly, an aggregate of 3.24 million of our common shares. Five Arrows owned the remaining 10 percent of the Former Advisor Shares prior to the Advisor Merger, and received 360,000 common shares of ours in the Advisor Merger. James M. Seneff, Jr., the Chairman of the Board and a director of ours, jointly with his wife, has ownership and voting control of CNL Holdings, Inc., the parent company of CFG, which, in turn, wholly owns CREG, which was the owner of approximately 53.64 percent of the Former Advisor Shares prior to the consummation of the Advisor Merger. Prior to the Advisor Merger, Mr. Seneff also directly owned an additional approximate 7.46 percent of the Former Advisor Shares. As a result of his direct and indirect holdings in the Former Advisor, Mr. Seneff received 2,200,132 of our common shares in the Advisor Merger. In addition, Robert A. Bourne, the Vice-Chairman of the Board and a director of ours, owned directly approximately 13.34 percent of the Former Advisor Shares, which shares entitled Mr. Bourne to receive 480,377 shares of our common shares in the Advisor Merger.

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
Employment Agreements
     We entered into employment agreements, which became effective on the effective date of the Advisor Merger, with the following executives, who were or had been executives of the Former Advisor on April 3, 2006: Thomas J. Hutchison III (Chief Executive Officer), John A. Griswold (President and Chief Operating Officer), C. Brian Strickland (Executive Vice President, Chief Financial Officer and Treasurer), and Barry A. N. Bloom (Executive Vice President of Portfolio Management and Administration); with Greerson G. McMullen (Executive Vice President, Chief General Counsel and Corporate Secretary) on June 1, 2006 (and amended as of August 31, 2006); and with Mark E. Patten (Senior Vice President, Chief Accounting Officer) and Marcel Verbaas (Senior Vice President, Chief Investment Officer) on June 15, 2006 (collectively, the “Employment Agreements”). Each executive had been employed by the Former Advisor and no one other than Mr. Griswold or Mr. McMullen had a written employment agreement or letter with the Former Advisor. While the Employment Agreements provide for annual salaries substantially the same as such executives were paid by the Former Advisor, the Employment Agreements contain other benefits that may differ from their former employment arrangements. In particular, the Employment Agreements provide that each such executive will be eligible for an annual bonus of up to amounts ranging from 50 percent to 200 percent of his then-current annual salary, which may give rise to the payment of bonuses higher than such individuals would receive in the absence of a written employment agreement. Each of the Employment Agreements resulted from an arms-length negotiation between the Compensation Committee of our Board and the respective executive.
     Each Employment Agreement has an initial term from June 21, 2006 through December 31, 2009 with automatic one-year renewals unless, with respect to Messrs. Hutchison and Griswold, either party gives written notice at least 180 days prior to the end of the then current term, and unless, with respect to Messrs. Strickland, McMullen and Bloom, either party gives written notice at least 90 days prior to the end of the then current term. Under the Employment Agreements, as amended, Mr. Hutchison’s annual salary equals $900,000, Mr. Griswold’s annual salary equals $700,000, Mr. Strickland’s annual salary equals $526,000, Mr. McMullen’s annual salary equals $345,000 and Mr. Bloom’s annual salary equals $385,000, subject in each case to annual increases in the sole discretion of our Board or our Compensation Committee. Each of the executives is also eligible to participate in our bonus plan, which is based upon the achievement of various personal and/or company performance criteria that if achieved entitle such executive to receive a specified percentage of his salary. These bonuses are payable at three levels, depending on performance criteria established by our Compensation Committee. At the threshold level, each executive receives 50 percent of annual base salary; at the target level, each executive receives the following percentage of annual base salary: for Messrs. Hutchison, McMullen and Bloom this percentage is 100 percent of annual base salary and for Messrs. Griswold and Strickland this percentage is 125 percent; and at the maximum level each executive will receive the following percentage of annual base salary: for Mr. Hutchison this percentage is 200 percent, for Messrs. Griswold and Strickland this percentage is 175 percent, for Mr. Bloom and Mr. McMullen this percentage is 125 percent. Any bonus payments in excess of 125 percent of an executive’s annual base salary may be paid in whole or in part, at the option of the executive, in our common shares. In addition, each executive participates in our group life, disability, health and other benefit plans we have adopted and, as described in the Compensation Discussion and Analysis, certain executives receive additional life and disability insurance benefits.
     In the event any executive’s Employment Agreement is terminated for disability or death, the executive or the beneficiaries of the executive’s estate will receive any accrued and unpaid salary and bonus and other benefits. Mr. Hutchison or the beneficiaries of his estate will also receive a cash payment equal to the sum of his annual salary and target bonus payable no later than 30 days after such termination; and certain of our common shares received as restricted stock shall immediately vest and deferred shares that would have been released as a reward for service and on the achievement of performance criteria in the calendar year of such termination shall be delivered to the executive in the form of our common shares.
     The Employment Agreements provide that, if we terminate the agreement for cause or an executive terminates the agreement without good reason, he will only have the right to receive salary and benefits accrued prior to the date of termination.

     The Employment Agreements provide that in the event any executive’s Employment Agreement is terminated without cause or an executive terminates the agreement for good reason, he will receive:
•	All earned and accrued but unpaid compensation (including bonus) and paid time off through the date of termination in a lump sum cash payment;

•	a severance payment, payable over the period applicable to, and subject to ongoing compliance with, the non-competition covenant included in the relevant employment agreement, equal to a multiple of 3 for Mr. Hutchison and a multiple of 2 for Messrs. Griswold, Strickland, Bloom, and McMullen times the sum of:
(i) the executive officer’s annual base salary, and
(ii) the average of the executive officer’s annual bonus earned for the highest two of the three previous fiscal years (including, with respect to periods prior to the executive’s employment with us, bonuses paid by the executive’s former employer); and
•	continued eligibility for the executive and his or her dependants in our medical and specified other benefit plans for eighteen months for Mr. Hutchison and one year for Messrs. Griswold, Strickland, Bloom, and McMullen

•	deferred shares that vest solely based on continued service shall immediately vest as to an additional year of service and deferred shares that would have been released as a reward for service and on the achievement of performance criteria in the calendar year of such termination shall vest upon the termination unless the termination of employment occurs in connection with a change in control in which case, all of the executive’s outstanding awards of shares shall immediately be vested. The executive will be entitled to a tax gross-up payment if he becomes subject to the excise tax applicable to certain “golden parachute” payments pursuant to Sections 280G and 4999 of the Code.
The Employment Agreements define cause as an executive’s:
•	Conviction, plea of nolo contendre or indictment which is not discharged or otherwise resolved within 18 months for a felony or misdemeanor involving moral turpitude;

•	commission of an act of fraud, theft or dishonesty related to his duties;

•	continuing failure or habitual neglect to perform his duties (after the executive is given notice and thirty days to cure such condition);

•	material violation of non-competition, non-solicitation or confidentiality covenants; or

•	willful and continuing breach of the agreement (after the executive is given notice and thirty days to cure such breach).
The Employment Agreements define good reason as:
•	a material reduction in such executive’s authority, duties and responsibilities (including his reporting relationship) or the assignment to him of duties materially inconsistent with his position except the Company has thirty days after written notice from the executive to cure any such material reduction;

•	for Messrs. Hutchison and Griswold, a failure to be elected or appointed to the Board;

•	a reduction in such executive’s annual salary that is (i) not in connection with the reduction of compensation applicable to senior management employees and no more than ten percent or (ii) not cured within thirty days of notice by the executive of the reduction;

•	our failure to obtain a reasonably satisfactory agreement from any successor to our business to assume and perform the agreement;

•	a change of control, which means the sale to an independent third-party or group of independent third parties of (i) more than 30 percent of our issued and outstanding equity securities, and the voting power to elect a majority of our Directors (whether by merger, consolidation, sale or transfer of our equity securities) or (ii) all or substantially all of our assets determined on a consolidated basis;

•	our material and willful breach of the agreement that is not cured within thirty days of notice; or

•	our requirement that his work location be moved more than 50 miles from our principal place of business.

     Each Employment Agreement contains a confidentiality provision that applies indefinitely. The Employment Agreements also contain a non-solicitation covenant that prohibits, among other things, the solicitation or knowing encouragement of employees to leave us or hire any employee who has left our employment within one year from the termination of such service. Additionally, the Employment Agreements contain a covenant not to compete whereby for a period of one year following termination of the agreement, and in the case of the termination with good reason, for a period of two years following termination, an executive cannot, directly or indirectly, own, manage, control or participate in the ownership, management, or control of, or be employed or engaged by or otherwise affiliated or associated as an employee, employer, consultant, agent, principal, partner, stockholder, corporate officer, director or in any other individual or representative capacity, engage or participate in any business with assets in excess of $750 million that is in competition in any manner whatsoever with us or our business in any state or country or other jurisdiction in which we conduct our business. However, an executive may (A) own or participate in the ownership of any entity which he owned or managed or participated in the ownership or management of prior to entering into the Employment Agreement, which ownership, management or participation was disclosed to us and (B) invest in securities of any entity, solely for investment purposes and without participating in the business thereof, if:
•	such securities are traded on any national securities exchange or the National Association of Securities Dealers, Inc. Automated Quotation System;

•	such executive is not a controlling person of, or a member of a group which controls, such entity; and

•	such executive does not, directly or indirectly, own 1 percent or more of any class of securities of such entity.
     On August 30, 2006, the Board of Directors of the Company promoted Greerson G. McMullen from Senior Vice President to Executive Vice President effective August 31, 2006. Mr. McMullen continues to serve as Chief General Counsel and Secretary of the Company. In connection with his promotion, on September 6, 2006, the Compensation Committee approved, effective August 31, 2006, an increase to Mr. McMullen’s compensation, providing Mr. McMullen with a base salary of $345,000, a target bonus of 100% of Mr. McMullen’s base salary and an additional deferred share award grant of 24,000 shares. The deferred share award will generally vest in the same manner as Mr. McMullen’s prior deferred share award.
     As described in the Introduction to Part III concerning the CHR Sale Transaction, in connection with the Merger Agreement Amendment, we and each of Thomas J. Hutchison, III, our Chief Executive Officer, John A. Griswold, our President and Chief Operating Officer, and C. Brian Strickland, our Executive Vice President and Chief Financial Officer agreed to amend each of such officers employment agreements and deferred share award grant notices (collectively, the “Executive Agreement Amendments”) to cancel approximately 116,120, 48,780 and 48,780 common shares subject to deferred share awards held by such officers representing approximately $4.4 million in potential stock compensation value based upon a value of our common stock of $20.00 per share at December 31, 2006.
     The following table provides information about the cash compensation earned by our named Executive Officers during the period beginning as of the Closing and ending as of our fiscal year ended December 31, 2006.

Summary Compensation Table

			Non-Equity
			Incentive
			Compensation	Stock	Other Annual
Name and principal position	Salary ($) (1)	Bonus ($) (7)	($) (7)	Awards ($) (5)	Compensation ($)(6)	Total ($)
Thomas J. Hutchison III (2) (4)	$470,883	$270,000	$1,440,000	$2,758,060	$182,873	$5,121,816
Chief Executive Officer

John A Griswold (2) (4)	$370,186	$245,000	$980,000	$2,149,700	$105,148	$3,850,034
President & Chief Operating Officer

C. Brian Strickland (3) (4) (8)	$273,533	$184,100	$736,400	$1,507,920	$13,400	$2,715,353
EVP & Chief Financial Officer

Greerson G. McMullen (3) (4)	$201,096	$215,625	$215,625	$503,480	$—	$1,135,826
EVP & Chief General Counsel

Barry A. N. Bloom (3) (4) (8)	$204,990	$240,625	$240,625	$567,500	$13,700	$1,267,440
EVP of Portfolio Management Administration

(1)	Annual Compensation for the above named Executive Officers pursuant to their respective Employment Agreements is $900,000; $700,000; $526,000; $345,000 and $385,000, for Messrs. Hutchison, Griswold, Strickland, McMullen and Bloom, respectively.

(2)	Amount of Other Annual Compensation includes the amount incurred by the Company for use of the Company’s corporate airplane, in the amounts of approximately $98,500 and $93,400 for Mr. Hutchison and Mr. Griswold, respectively, the premiums paid in connection with disability and term life insurance provided pursuant to the applicable Employment Agreements of approximately $76,800 for Mr. Hutchison (of which approximately $26,000 represented the gross up for taxes) and $4,200 for Mr. Griswold.

(3)	Amount of Other Annual Compensation for the year ended December 31, 2006 less than $10,000.

(4)	Executive compensation for the year ended December 31, 2006 did not include the grant of stock options, stock appreciation rights, LTIP payouts or the provision of pension benefits or nonqualified deferred compensation.

(5)	Amounts represent accounting expense pursuant to SFAS No. 123R we recognized in 2006 for shares of common stock vested based upon a deemed value of $20.00 per share, which is the grant date fair value as determined by management and an assumed forfeiture rate of zero. See Note 22. “Stock-Based Compensation for Employees” within Item 8. “Financial Statements and Supplementary Date” in Part II of the Form 10-K filed April 2, 2007, for additional information.

(6)	For Messrs, Hutchison, Griswold, Strickland and Bloom the Company funded $7,500 into their respective 401(K) accounts in 2006 representing the match of amounts contributed by each Executive Officer, which amounts are fully vested as of December 31, 2006 except for Mr. Bloom.

(7)	Bonus amounts reflect the payment of 75% of opportunity for Mr. Hutchison and 100% of opportunity for the other named Executive Officers based upon achievement of personal goals established for the year ended December 31 2006. The amounts recognized as non-equity incentive compensation for all of the named Executive Officers reflects the payment of 100% of the compensation opportunity based upon the Company’s achievement of the established performance criteria for the period beginning at the Closing and ended December 31 2006.

(8)	Other annual compensation includes approximately $5,400 and $5,700 related to premiums paid in connection with disability and term life insurance provided pursuant to the applicable Employment Agreements.
     On June 20, 2006, the Compensation Committee approved, contingent on the consummation of the Advisor Merger, the advance payment of 45 percent of the annual target bonus for the employees of the Former Advisor who, upon the consummation of the Advisor Merger, became employees of ours. These bonus payments were paid out on June 23, 2006, had been accrued by the Former Advisor and were funded through a cash reserve of the Former Advisor that was transferred to us as part of the consummation of the Advisor Merger. Included as part of the above compensation summary, the advance bonus payment to Messrs. Hutchison, Griswold, Strickland, Bloom and McMullen were $763,875, $442,125, $337,500, $216,562.50 and $123,750, respectively, pertaining to the cash bonus incentives based upon their individual performance objectives and their non-equity cash incentives for the attainment of company-based performance objectives.
     Prior to the Advisor Merger we did not pay any compensation to our Officers and Directors who also served as officers and directors of the Former Advisor or its affiliates. No annual or long-term compensation (salary or bonus) was paid by us to any Officers for services rendered in any capacity to us during the period from January 1, 2006 until the Closing and for the years ended December 31, 2005 and 2004.

     The following table provides information about the deferred shares granted to our Executive Officers during the period beginning as of the Closing and ending as of our fiscal year ended December 31, 2006 which remain unvested as of year end.
Total Grants of Plan-Based Awards as of December 31, 2006

						Estimated Future Payouts Under
		Effective	Estimated Future Payouts Under			Performance-Based Share Grants			All Other
	Grant	Grant	Non-Equity Incentive Awards			(# of shares) (1) (3)			Stock
Name and principal position	Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards (4)
Thomas J. Hutchison III	3/29/06	6/21/06							114,817
	3/29/06	6/21/06				80,277	160,539	481,660
	8/15/06	8/15/06	$450,000	$900,000	$1,800,000
John A Griswold	3/29/06	6/21/06							89,891
	3/29/06	6/21/06				56,829	148,284	417,144
	8/15/06	8/15/06	$350,000	$875,000	$1,225,000
C. Brian Strickland	3/29/06	6/21/06							62,775
	3/29/06	6/21/06				35,782	95,822	278,049
	8/15/06	8/15/06	$263,000	$657,500	$920,500
Greerson G. McMullen	3/29/06	6/21/06							17,718
	3/29/06	6/21/06				12,452	33,026	92,250
	8/15/06	8/15/06	$172,500	$345,000	$431,250
	8/31/06	8/31/06							3,240
	8/31/06	8/31/06				2,276	6,039	16,868
Barry A. N. Bloom	3/29/06	6/21/06							23,625
	3/29/06	6/21/06				16,548	44,052	123,000
	8/15/06	8/15/06	$192,500	$385,000	$481,250

(1)	Performance-based shares were granted for the total number of shares listed, however, the specific performance criteria for the years 2007 through 2009 had not been determined by our Compensation Committee at the time of this Form 10-K/A filing. In addition, the performance-based shares may vest on a cumulative performance goals determined by our Compensation Committee whereby deferred shares not vested in a prior year may vest in a subsequent year through 2009 based upon the cumulative performance determination. For accounting purposes these shares were not considered granted as of December 31, 2006 because our Compensation Committee had not set the applicable performance objectives for future years.

(2)	Executive stock compensation for the year ended December 31, 2006 did not include the grant of stock options, stock appreciation rights or other forms of stock awards.

(3)	Amounts represent accounting expense that would be recognized pursuant to SFAS No. 123R in the respective periods for shares of common stock vested based upon a deemed value of $20.00 per share, which is the grant date fair value as determined by management. See Note 22. “Stock-Based Compensation for Employees” within Item 8. “Financial Statements and Supplementary Date” in Part II of the Form 10-K filed April 2, 2007, for additional information.

(4)	All other stock awards consist of time-based shares granted on June 21, 2006, for which 25 percent vest annually on December 31, 2006, 2007, 2008 and 2009.

(5)	The estimated future payouts under the non-equity incentive awards reflects the payment opportunity for each named Executive Officer in each of the years remaining under their respective Employment Agreements consistent with the amounts payable more fully described above in the “Compensation Discussion and Analysis” under the heading “Discussion of Specific Components of Our Compensation Program.”

(6)	The estimated future payouts under the performance-based share grants reflects the vesting opportunity for each named Executive Officer for all of the remaining years under their respective grants consistent with the vesting schedule established for 2006 which is as follows: (i) approximately fifteen percent of the deferred shares upon achievement of the threshold level, (ii) approximately thirty percent of the deferred shares upon achievement of the target level and (iii) 100% of the deferred shares upon achievement of the superior level. For the 2006 year, the Company’s performance exceeded the goals for the superior level and, consequently, the performance-based vesting portion of the 2006 installment of the deferred share award vested fully. See the Stock Vested Table for further information regarding the vesting of the 2006 installment of the deferred share awards.

     The following table provides information about the deferred shares granted to our Executive Officers during the period beginning as of the Closing and ending as of our fiscal year ended December 31, 2006 which had vested as of year end 2006, without a reduction of shares which occurred for the payment of applicable withholding taxes.
Deferred Share Awards Vested as of December 31, 2006

		Market			Total Market
		Value of	Number of	Market Value of	Value of
	Number of	Vested Time-	Vested	Vested	Vested
	Vested Time-	Based	Performance-	Performance-Based	Deferred
Name and principal position	Based Shares	Shares (1)	Based Shares	Shares (1)	Shares
Thomas J. Hutchison III	38,273	$765,460	99,630	$1,992,600	$2,758,060
John A Griswold	29,831	$596,620	77,654	$1,553,080	$2,149,700
C. Brian Strickland	20,925	$418,500	54,471	$1,089,420	$1,507,920
Greerson G. McMullen	6,987	$139,740	18,187	$363,740	$503,480
Barry A. N. Bloom	7,875	$157,500	20,500	$410,000	$567,500

(1)	Amounts represent estimated market value based upon a deemed value of $20.00 per share as of December 31, 2006, which is the grant date fair value as determined by management, and an assumed forfeiture rate of zero See Note 22. “Stock-Based Compensation for Employees” within Item 8. “Financial Statements and Supplementary Date” in Part II of the Form 10-K filed April 2, 2007, for additional information.
     For the year ended December 31, 2006, 472,953 of the deferred shares vested based on the time based criteria and the determination of our Compensation Committee with regard to the performance based vesting resulted in the issuance of approximately 316,863 shares of our common stock (after netting of shares to pay applicable withholding taxes).
     The following table provides information about the deferred shares granted to our Executive Officers during the period beginning as of the Closing and ending as of our fiscal year ended December 31, 2006 which had not vested as of year end 2006, excluding the shares cancelled in connection with the Executive Agreement Amendments described herein above.
Outstanding Deferred Share Awards as of December 31, 2006

					Market Value
		Market Value		Market Value	of
	Number of	of	Number of	of	Total
	Granted Time-	Unvested	Performance-	Unvested	Unvested
	Based Shares	Time-Based	Based Shares	Performance-	Deferred
Name and principal position	Unvested	Shares	Unvested	Based Shares	Shares
Thomas J. Hutchison III	114,817	$2,296,340	481,660	$9,633,200	$11,929,540
John A Griswold	89,491	$1,789,820	417,144	$8,342,880	$10,132,700
C. Brian Strickland	62,775	$1,255,500	278,049	$5,560,980	$6,816,480
Greerson G. McMullen	20,958	$419,160	109,118	$2,182,360	$2,601,520
Barry A. N. Bloom	23,625	$472,500	123,000	$2,460,000	$2,932,500

(1)	Amounts represent estimated market value based upon a deemed value of $20.00 per share as of December 31, 2006, which is the grant date fair value as determined by management, and an assumed forfeiture rate of zero . See Note 22. “Stock-Based Compensation for Employees” within Item 8. “Financial Statements and Supplementary Date” in Part II of the Form 10-K filed April 2, 2007, for additional information.

(2)	Time-based shares vest in equal increments through remaining term of Employment Agreements (2007 through 2009).

(3)	Performance-based shares granted for the total number of shares listed, however, as the specific performance criteria for the years 2007 through 2009 had not been determined by our Compensation Committee at the time of this Form 10-K/A filing the vesting was assumed to be consistent with 2006. In addition, the performance-based shares may vest on a cumulative performance goals determined by our Compensation Committee whereby deferred shares not vested in a prior year may vest in a subsequent year through 2009 based upon the cumulative performance determination.

Potential Payments Upon Termination or Change –in –Control
     The following table summarizes the number of deferred share awards held by each named Executive Officer and the dollar amount payable in respect of cancellation of such unvested deferred share awards under the Merger Agreement based upon the total Merger consideration of $20.50. The shares cancelled pursuant to the Executive Agreement Amendments are excluded from the following table. Additionally, the following table sets forth an estimate of the potential cash severance payments that would be payable as described above (assuming for illustrative purposes that the Executive Officer’s employment is terminated on or soon after the closing of the Merger and utilizing current base salaries and the bonus compensation amounts provided for in the Employment Agreements). Also, the estimated gross-up payments for excise tax includes gross-up payments of excise taxes in respect of the deferred share amounts listed in the table above.

						Total Amount of
						Potential Severance
		Dollar Amount of				Payment and
		Cash Payable in		Amount of		Dollar Amount of
	Number of	Respect of	Amount of	Estimated	Total Amount	Cash Payable in
	Unvested	Unvested	Potential Cash	Gross-Up	of Potential	Respect of
	Deferrd Share	Deferred Share	Severance	Payments for	Severance	Unvested Deferred
Name	Awards	Awards	Payment	Excise Tax	Payment	Share Awards

Executive Officers:
Thomas J. Hutchison III	596,477	$12,227,779	$7,693,125	$7,036,417	$14,729,542	$26,957,321
John A. Griswold	506,635	$10,386,018	$3,562,500	$5,178,795	$8,741,295	$19,127,313
C. Brian Strickland	340,824	$6,986,892	$2,685,000	$3,478,876	$6,163,876	$13,150,768
Barry A.N. Bloom	146,625	$3,005,813	$1,688,750	$1,706,844	$3,395,594	$6,401,407
Greerson G. McMullen	130,076	$2,666,558	$1,458,750	$1,580,825	$3,039,575	$5,706,133
     Upon a termination of one of our named Executive Officers without “Cause” (as defined in the named Executive Officer’s employment agreement) or a voluntary termination by a named Executive Officer with “Good Reason” (as defined in the named Executive Officer’s employment agreement), the named Executive Officer will be entitled to severance payments, benefits and vesting acceleration consistent with the terms outlined under “Employment Agreements” in this Part III and related gross-up payments for applicable excise taxes. The following table provides an estimate of these payments for each named Executive Officer’s excluding the calculation of potential gross-up for possible excise taxes and an estimate for accrued vacation.

				Total Amount of
				Potential Severance
		Dollar Amount of		Payment and Dollar
	Number of	Cash Payable in	Amount of	Amount of Cash
	Unvested	Respect of Unvested	Potential Cash	Payable in Respect of
	Deferred Share	Deferred Share	Severance	Unvested Deferred
Name	Awards	Awards	Payment	Share Awards

Executive Officers:
Thomas J. Hutchison III	237,533	$4,750,660	$7,693,125	$12,443,785
John A. Griswold	185,139	$3,702,780	$3,562,500	$7,265,280
C. Brian Strickland	129,868	$2,597,360	$2,685,000	$5,282,360
Barry A.N. Bloom	48,875	$977,500	$1,688,750	$2,666,250
Greerson G. McMullen	43,359	$867,180	$1,458,750	$2,325,930
     As previously described above, in the event any executive’s Employment Agreement is terminated for disability or death, the executive or the beneficiaries of the executive’s estate will receive any accrued and unpaid salary and bonus and other benefits and certain of our common shares received as restricted stock shall immediately vest and stock units that would have been released as a reward for service and on the achievement of performance criteria in the calendar year of such termination shall be delivered to the executive in the form of our common shares. In addition, for Mr. Hutchison, he or the beneficiaries of his estate will also receive a cash payment equal to the sum of his annual salary (as of December 31, 2006 such salary was $900,000) and target bonus payable (approximately 100% of his annual salary) no later than 30 days after such termination. The above table provides the dollar amount of cash payable in respect of unvested deferred share awards for one year for each named Executive Officer which would approximate our estimate for the potential payout applicable to the termination due to disability or death of the executive.
     Upon a termination of one of our named Executive Officers for “Cause” (as defined in the named Executive Officer’s employment agreement) or a voluntary termination by a named Executive Officer without “Good Reason” (as defined in the named Executive Officer’s employment agreement), the named Executive Officer will not be entitled to any severance payments or benefits or any vesting acceleration of the named Executive Officer’s deferred share awards. However, the named Executive Officer will be entitled to any earned but unpaid base salary, accrued vacation and reimbursement for any business expenses incurred prior to the termination of employment.
Indemnification and Insurance
     The Merger Agreement provides that the Buyer Parties will, or will cause the surviving entity to, (i) honor all rights to indemnification existing in favor of our current and former officers and Directors for acts and omissions occurring at or before the completion of the Sale Transaction and (ii) not amend the provisions relating to indemnification or exculpation of the liability of Directors in the surviving entity’s organizational documents in a manner adverse to the current or former Directors and officers. In addition, pursuant to the Merger Agreement, we will, prior to the Merger effective time, obtain a “tail” liability insurance policy with coverage similar to our current officers’ and Directors’ liability insurance policy and with a claims period of six years from the date of the completion of the Sale Transaction. See “The Merger Agreement — Indemnification and Insurance of Our Directors and Officers.”
Compensation Committee Interlocks and Insider Participation
     The current members of our Compensation Committee are Ms. Morgan and Messrs. Parsons and Kemp. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with our Executive Officers or other Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of March 31, 2007, the number and percentage of outstanding common shares, par value $0.01 per share, beneficially owned by (1) each of our Directors, (2) each of our Executive Officers and (3) all of our Directors and Executive Officers as a group. Unless otherwise indicated, all of our common shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise listed, the address of each of the stockholders is c/o CNL Hotels & Resorts Inc., CNL Center II at City Commons, 420 South Orange Avenue, Orlando, Florida 32801.

	Number of
	Shares Beneficially		Percent
Name of Beneficial Owner	Owned (1)		of Class
Barry A.N. Bloom	58,137	(3)(4)	*
Robert A. Bourne	403,271	(2)(3)	*
John A. Griswold	169,356	(3)(4)	*
J. Douglas Holladay	7,500	**	*
Thomas J. Hutchison III	339,019	(3)(4)	*
Jack F. Kemp	7,500		*
Craig M. McAllaster	12,500	**	*
Greerson G. McMullen	18,516	(4)	*
Dianna F. Morgan	7,500		*
Robert E. Parsons, Jr.	12,500	**	*
Mark E. Patten	11,926	(4)	*
James M. Seneff, Jr.	2,302,238	(2)(3)	1.47%
C. Brian Strickland	201,066	(3)(4)	*
Marcel Verbaas	34,309	(3)(4)	*
All Directors and Executive Officers as a group (14 persons)	3,585,339		2.28%

*	Less than one percent of the total amount of our outstanding common shares.

**	Includes shares deferred pursuant to the terms of a deferred fee agreement between us and such director.

(1)	The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after such date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement or (d) the automatic termination of a trust, discretionary account or similar arrangement. This table does not include deferred share awards that will vest upon consummation of the CHR Sale Transaction.

(2)	Includes 12,500 shares held by Orion Holdings, LLC, an entity in which both Messrs. Seneff and Bourne are beneficial owners. Shares are presented as beneficially owned by both Messrs. Seneff and Bourne, but are included in the total share count once.

(3)	Includes an aggregate of 750,000 shares of stock which have been pledged as security, including approximately 530,000 shares received by Mr. Seneff, approximately 100,000 shares received by Mr. Bourne and approximately 120,000 shares by the Executive Officers of the Company who owned shares in CNL Hospitality Corp.

(4)	Includes shares that vested and were issued as a result of time-based and performance-based vesting for the year ended December 31, 2006, after netting of shares to pay applicable withholding taxes.

Equity Compensation Plan Information
     The following shares have been authorized for issuance under our long-term incentive plan as of December 31, 2006. Certain of our Independent Directors have elected to defer receipt of common shares, and in some cases Director fees, which they are entitled to receive as compensation for service as Independent Directors.

	Number of		Weighted
	securities		average	Number of
	authorized to be		exercise	securities
	issued upon		price of	available for
	exercise of		outstanding	future issuance
	outstanding		options,	under equity
	options, warrants	Number of	warrants	compensation
	and rights	securities issued	and rights	plans

Long-term incentive plan approved by stockholders	5,000,000	2,894,243	n/a	2,105,757
     Our long-term incentive plan provides for the grant of options to purchase shares of common stock, restricted common stock awards, stock appreciation rights, deferred shares, performance shares and performance units to our, and our subsidiaries’, Executive Officers, employees, Directors and consultants. A total of 5,000,000 shares were initially reserved for issuance under the plan. No one participant may receive awards for more than 1.0 million shares of common stock in any one calendar year. In addition, the maximum number of performance units, which are bookkeeping entries recording a unit equal to $1.00 awarded under the plan, that may be granted to a participant in any one calendar year is 20.0 million for each full or fractional year included in the performance period for the award granted during the calendar year. If an option or stock award issued under the plan is terminated, expires or becomes unexercisable, in whole or in part, for any reason, the unissued or unpurchased shares of common stock (or shares subject to an unexercised stock appreciation right) which were subject to such option or award will become available for future grant under the plan. In addition, shares that are issued under any type of award under the plan and that are repurchased or reacquired by us at the original purchase price for such shares are also available for future grant under the plan. The plan is administered by the Compensation Committee of our Board (the “Compensation Committee”). For the year ended December 31, 2006, we granted 10,000 shares of common stock to the Independent Directors, pursuant to the approval of our Compensation Committee and the compensation program adopted for our Directors. Of the 10,000 shares granted, 6,000 were deferred by certain of our Independent Directors pursuant to our deferred fee plan for the Independent Directors and therefore were not issued. In addition, 1,000 shares of the 2,500 shares granted for the fourth quarter of 2006 were issued in January 2007 and the remaining 1,500 were included in the total shares deferred, disclosed in the preceding sentence. In April and May 2006, respectively, the Compensation Committee and the Board each approved a modification of the stock compensation to be paid to Robert E. Parsons, Jr., Dianna F. Morgan, Jack F. Kemp, J. Douglas Holladay and Craig M. McAllaster, each an Independent Director, whereby 500 shares will be granted to each Independent Director per quarter, for a total of 2,500 common shares on a quarterly basis, based on the present number of Independent Directors, instead of $10,000 worth of shares to each Independent Director per quarter. As of December 31, 2006, 2,894,243 deferred shares have been issued to our Directors, Executive Officers and certain employees. For the year ended December 31, 2006, 472,953 of the deferred shares vested based on the time based criteria and the determination of our Compensation Committee with regard to the performance based vesting resulted in the issuance of approximately 316,863 shares of our common stock (after netting of shares to pay applicable withholding taxes). Pursuant to the Executive Agreement Amendments, Thomas J. Hutchison III, John A, Griswold, and C. Brian Strickland agreed to cancel approximately 116,120, 48,780 and 48,780 of the aforementioned deferred shares, respectively.

Item 13. Certain Relationships and Related Transactions
     Information with respect to this Item 13 of Part III is incorporated by reference from Note 20 and Note 22 of the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 2, 2007.
     As part of the settlement of the Class Action Lawsuit, we agreed to maintain a committee of the Board, consisting of Directors who do not have a financial interest in the transaction being considered, to review and approve all related party transactions. We have chosen to use for this purpose the Special Committee, comprised of three of our Independent Directors, that was originally appointed in connection with the Advisor Merger. It has been left to such committee to determine the standards to apply to each transaction.
Item 14.
Principal Accountant Fees and Services
Audit Fees
     The following table presents fees billed for services rendered by PricewaterhouseCoopers, LLP (“PwC”), our Independent Registered Certified Public Accounting Firm, for the fiscal years ended December 31, 2006 and 2005.

	Fiscal Year
	2006	2005
Audit Fees(a)	$1,909,017	$1,658,350
Audit-Related Fees(b)	496,814	393,660
Tax Fees(c)	344,624	541,654
All Other Fees(d)	—	—

Total	$2,750,455	$2,593,664

(a)	Audit Fees — Consist of professional services rendered in connection with the annual audit of our consolidated financial statements on Form 10-K, quarterly reviews of our interim financial statements on Form 10-Q and services performed in connection with our compliance with the Sarbanes-Oxley Act. Audit fees also include fees for services performed by PwC that are closely related to the audit and in many cases could only be provided by our independent accountants. Such services include the issuance of comfort letters and consents related to our registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

(b)	Audit Related Fees — Consist of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

(c)	Tax Fees — Consist of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

(d)	All Other Fees — There were no other professional services rendered by PwC during the years ended December 31, 2006 and 2005.

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
     During the fiscal years ended December 31, 2006 and December 31, 2005, all audit, audit-related and tax services performed by our independent accountants which required pre-approval, as defined in the Audit Committee’s policies and procedures, were pre-approved by the Audit Committee. Services other than audit, review, or attest services, which did not require pre-approval pursuant to those policies were brought to the attention of the Audit Committee and approved prior to the completion of our annual audit by the Chairman of the Audit Committee in accordance with SEC rules and regulations.

PART IV
Item 15.      Exhibits.
(a)	The following documents are filed as part of this report.
3.	Exhibits

3.3	Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated as of March 31, 2007 (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April, 2007.

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
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	April 11, 2007

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board	April 11, 2007

/s/ John A. Griswold John A. Griswold	President, Chief Operating Officer and Director	April 11, 2007

/s/ Craig M. McAllaster Craig M. McAllaster	Director	April 11, 2007

/s/ Robert E. Parsons, Jr. Robert E. Parsons, Jr.	Director	April 11, 2007

/s/ James Douglas Holladay James Douglas Holladay	Director	April 11, 2007

/s/ Jack Kemp Jack Kemp	Director	April 11, 2007

/s/ Dianna Morgan Dianna Morgan	Director	April 11, 2007

/s/ Thomas J. Hutchison III Thomas J. Hutchison III	Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2007

/s/ C. Brian Strickland C. Brian Strickland	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	April 11, 2007

/s/ Mark E. Patten Mark E. Patten	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 11, 2007

EXHIBIT INDEX
3.3	Amended and Restated Bylaws of CNL Hotels & Resorts, Inc., dated as of March 31, 2007 (Filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 (Filed herewith.)